Form 10-Q
period 1995-01-01
MICROSEMI CORP
filed 1995-02-14
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549


			    FORM 10-Q

	Quarterly Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	       For Quarter Period Ended January 1, 1995

				or

	       Transition Report Pursuant to Section 13 or 15(d) of

	       the Securities Exchange Act of 1934

	       For the transition period from            to


		   Commission File No. 0-8866


		     MICROSEMI CORPORATION
     (Exact name of registrant as specified in its charter)


	   Delaware                              95-2110371
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)             Identification No.)


    2830 South Fairview Street, Santa Ana, California 92704
     (Address of principal executive offices)    (Zip Code)


				(714) 979-8220

      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		 Yes    X      No

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on February 3, 1995 was 7,623,271.

		  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

  The financial information for the quarter ended January 1, 1995 and comparative financial information for the prior year, together with the Balance Sheet as of October 2, 1994 are attached hereto and incorporated herein by this reference.

Item 2.     Management's Discussion and Analysis of Financial
	    Condition and Results of Operations

Capital Resources and Liquidity

  Microsemi Corporation's operations in the first quarter of fiscal year 1995 were funded with internally generated funds and borrowings under the Company's line of credit. Under the current line of credit, the Company can borrow up to $15,000,000, based upon percentages of accounts receivable and inventory balances at certain of the Company's operations. As of January 1, 1995, $8,838,000 was borrowed under this credit facility. A $10,000,000 equipment financing loan was obtained in October 1989; however, in March 1994, the Company refinanced the balance of $1,948,000 then owing on this loan with a new term loan by utilizing funds available under its present line of credit. The new loan requires monthly payments of $100,000 plus interest. At January 1, 1995, the Company had $3,618,000 in cash and cash equivalents.

  A letter of credit for the Microsemi Santa Ana Industrial Development Bond is carried by a bank in the amount of $5,937,000. This letter of credit guarantees the repayment of a $5,700,000 Industrial Development Bond which was issued in April 1985 at 9.25% per annum through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. (See also Note 7 to the unaudited consolidated financial statements - Subsequent Events)

  The Company believes that it can meet its current operating cash requirements and debt service with internally generated funds together with its available borrowing.

  The Company's revenues continue to be highly dependent on military and aerospace programs. Recent reductions in defense spending had and will continue to have a negative impact on the Company's operations. Furthermore, there have been recent
Department of Defense (DOD) announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisitions reform to utilize best commercial practices instead of mandatory use of military standard parts. In the past two years, military related business has declined from approximately 60% to 40% of total revenues. This has been more than offset by increases in shipments of commercial, industrial, medical and space related products. In addition, the Company continues to develop commercial applications for its products to offset this decrease. Although the final impact of these most recent changes in Department of Defense procurement practices is not known, management believes that, either through associated cost reductions or increases in shipments of non Department of Defense products, it will not have a significant impact on total future revenues, operations or cash flows.

  The average collection period on accounts receivable was 55 days for the current three months compared to 57 days for the same period of the last fiscal year. Sales and accounts receivable of the business that was sold in fiscal year 1994 have been excluded from this calculation.

  The average days sales of products in inventories decreased to 179 days for the first three months of fiscal year 1995 compared to 214 for the corresponding period of fiscal year 1994. This resulted from a lower inventory base, due to the writeoffs of military related inventories in the fourth quarter of fiscal year 1994. Cost of sales and inventories of the business that was sold in fiscal year 1994 have been excluded from this calculation.

  Order backlog at January 1, 1995 increased to $49,700,000 from $46,300,000 in the prior year.

  The Company has no significant capital commitments.

  Certain operations of the Company utilize chemicals considered as hazardous substances. The Company believes that it complies with the procedures required for usage and disposition of the substances; however, improper disposal thereof could have an adverse effect upon the Company's future liquidity or results of operations.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 1995 COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 2, 1994.

  Microsemi Corporation is a multinational supplier of high reliability power semiconductors, surface mount and custom diode assemblies for the electronics, computer, telecommunications, defense/aerospace and medical markets. The company's semiconductor products include diodes, transistors and silicon controlled rectifiers(SCR's) which can be used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes. Technologies for these devices range from the very mature mesa rectifier diodes still used in all power supply applications to the newly designed micro-miniature transient absorbers which are mounted within the cables used to connect computer and telecommunications equipment.

  Net sales for the first quarter of fiscal year 1995 increased to $27,657,000, or 3%, from $26,929,000 for the first quarter of fiscal year 1994. The increase of $728,000 was due to an increase of $1,643,000 from the continuing businesses as the Company continues to shift more emphasis to the commercial applications of the Company's products, partially offset by the elimination of sales of approximately $915,000 from a subsidiary which was sold in fiscal year 1994.

  Gross profit increased $212,000, due to an increase of $92,000 from the continuing businesses and to the elimination of $120,000 of gross losses from the business sold in fiscal year 1994.

  Operating expense for the first quarter of fiscal year 1995 decreased $331,000, compared to the corresponding period of the prior year. The decrease was primarily due to the elimination of operating expenses of the subsidiary that was sold in fiscal 1994.

  Interest expense decreased $129,000 for the current quarter, compared to the same quarter of the prior fiscal year. This decrease was primarily due to less borrowings to finance operations, resulting from cash generated from profitable operations.

  The effective tax rate of 38% in the first quarters of fiscal years 1995 and 1994 is the combined result of taxes computed on foreign and domestic income.

		   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

	    Inapplicable.


Item 2.     Changes in Securities

	    Inapplicable.


Item 3.     Defaults Upon Senior Securities

	    Inapplicable.


Item 4.     Submission of Matters to a Vote of Security Holders

	    (a)  Inapplicable.

	    (b)  Inapplicable.

	    (c)  Inapplicable.

	    (d)  Inapplicable.


Item 5.     Other Information

	    None

Item 6.     Exhibits and Reports on Form 8-K
     (a)    Exhibits:

	    None

	    (b)  Reports on Form 8-K:

	    None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				     MICROSEMI CORPORATION




				     By:


					  David R. Sonksen
					  Vice President - Finance
					  and Chief Financial
					  Officer


DATED: February 14, 1995

		  MICROSEMI CORPORATION AND SUBSIDIARIES

	       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			      PART 1, ITEM 1

			      January 1, 1995

              MICROSEMI CORPORATION AND SUBSIDIARIES
	       Unaudited Consolidated Balance Sheets
					(amounts in 000's)
                               January 1, 1995   October 2, 1994
ASSETS
Current assets
  Cash and equivalents              $  3,618            $  3,994
  Accounts receivable less
    allowance for doubtful
    accounts, $2,096 at
    January 1, 1995 and
    $2,173 at October 2, 1994         15,612              17,772
  Inventories                         41,052              40,058
  Deferred income taxes                4,076               4,076
  Other current assets                 1,377               1,197
				      ------              ------
Total current assets                  65,735              67,097
				      ------              ------
Property and equipment, at cost       51,073              50,776
 Less:  Accumulated depreciation     (27,414)            (26,559)
				      ------              ------
				      23,659              24,217
				      ------              ------
Deferred income taxes                  1,725               1,725
Other assets                           7,180               7,110
				      ------             -------
				    $ 98,299            $100,149
				      ======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable to banks
    and others                      $  7,793            $  9,584
  Current maturities of
    long-term debt                     3,490               3,578
  Accounts payable and accrued
    liabilities                       16,075              16,879
  Income taxes payable                 1,702               1,212
  Deferred income taxes                  716                 716
				      ------             -------
Total current liabilities             29,776              31,969

Deferred income taxes                  1,568               1,568

Long-term debt                        49,868              50,568

Other long-term liabilities            1,253               1,256

Stockholders' equity
  Common stock, $.20 par value;
    authorized 20,000 shares;
    issued 7,615 shares at
    January 1, 1995 and 7,595
    shares at October 2, 1994          1,523               1,519
    Paid-in capital                   14,428              14,397
     Accumulated deficit                (117)             (1,128)
				      ------             -------
Total stockholders' equity            15,834              14,788
				      ------             -------
				    $ 98,299            $100,149
				      ======             =======

See accompanying Notes to Unaudited Consolidated Financial
Statements.


			   MICROSEMI CORPORATION AND SUBSIDIARIES
	      Unaudited Consolidated Statements of Operations
	       (amounts in 000's, except earnings per share)
			      13 Weeks Ended      13 Weeks Ended
			     January 1, 1995     January 2, 1994
Net sales                           $ 27,657            $ 26,929
Cost of sales                         20,653              20,137
				      ------              ------
  Gross profit                         7,004               6,792

Operating expenses
  Selling                              1,895               1,789
  General and administrative           2,318               2,738
  Amortization of goodwill and
    other intangible assets               49                  66
				      ------              ------
  Total operating expenses             4,262               4,593
				      ------              ------
Income from operations                 2,742               2,199
				      ------              ------
Other income (expense)
  Interest expense                    (1,167)             (1,296)
  Interest income                         50                   -
  Other                                    9                 (48)

    Total other expense               (1,108)             (1,344)
				      ------              ------
Earnings before income taxes           1,634                 855
Provision for income taxes               621                 324
				      ------              ------
Net earnings                        $  1,013            $    531
				      ======              ======
Earnings per share - Primary        $   0.13            $   0.07
		   - Fully diluted  $   0.12            $   0.06

Common and common equivalent
 shares outstanding
		   - Primary           7,971               7,946
		   - Fully diluted    11,511               9,013


See accompanying Notes to Unaudited Consolidated Financial Statements.

                MICROSEMI CORPORATION AND SUBSIDIARIES
			 Unaudited Consolidated Statements of
			Retained Earnings (Accumulated Deficit)
					      (amounts in 000's)
				   13 Weeks Ended    13 Weeks Ended
				  January 1, 1995   January 2, 1994

Retained earnings (accumulated
  deficit) at beginning of period   $     (1,128)       $    1,007

Net earnings                               1,013               531

Translation loss from foreign
 currency                                     (2)                -
					  ------             -----
Retained earnings (accumulated
  deficit) at end of period         $       (117)       $    1,538


See accompanying Notes to Unaudited Consolidated Financial
Statements.
                                   F-4

                  MICROSEMI CORPORATION AND SUBSIDIARIES
	      Unaudited Consolidated Statements of Cash Flows
				   (amounts in 000's)
				  13 Weeks Ended    13 Weeks Ended
				 January 1, 1995   January 2, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                           $  1,013            $  531
Adjustments to reconcile net
  earnings to net cash provided
  from operating activities:
    Depreciation and amortization           900             1,137
    Reduction in allowance for
      doubtful accounts                     (77)               (3)
  Changes in assets and liabilities:
    Accounts receivable                   2,237             2,325
    Inventories                            (994)           (1,003)
    Other current assets                   (180)              175
    Other assets                           (117)               83
    Accounts payable and
     accrued liaibilities                  (804)           (1,213)
    Income taxes payable                    490                26
					 ------            ------
Net cash provided from operating
  activities                              2,468             2,058
					 ------            ------
CASH FLOWS FROM INVESTING ACTIVITY:

 Additions to property and equipment       (297)             (580)
					 ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes payable
   to bank and others                    (1,791)              739
 Reduction of long-term debt               (788)           (1,102)
 Reduction of other long-term
   liabilities                               (3)                -
 Exercise of employee stock options          35                21
					 ------            ------
 Net cash used for financing
   activities                            (2,547)             (342)
					 ------            ------
Net increase (decrease) in cash
  and equivalents                          (376)            1,136
Cash and equivalents at beginning
  of period                               3,994             2,080
Cash and equivalents at end of           ------            ------
  period                               $  3,618          $  3,216
					 ======            ======



See accompanying Notes to Unaudited Consolidated Financial
Statements.
                                      F-5

		    MICROSEMI CORPORATION AND SUBSIDIARIES
	     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
			       January 1, 1995

1.     PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first thirteen weeks of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all informaton and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report for the fiscal year ended October 2, 1994.

2.     INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:
				       January 1,        October 2,
					    1995              1994
					      (amounts in 000's)
Raw materials                      $       8,961        $    9,306
Work in progress                          19,717            18,678
Finished goods                            12,374            12,074
					  ------            ------
				   $      41,052        $   40,058
					  ======            ======

3.   LONG-TERM DEBT

Long-term debt consisted of:

				      January 1,        October 2,
					   1995              1994
					   (amounts in 000's)
Industrial Development Bond
  -bearing interest at 7.875%
  due May 2000; secured by
  first deed of trust               $     3,075         $   3,075

Industrial Development Bond
  -bearing interest at 9.25%
  through January 1995, at
  which time the interest rate
  will be reset to a rate not
  to exceed 12%, maturing
  February 2005; secured by first
  deed of trust (See Note 7-
  Subsequent Events)                      5,700             5,700

Convertible Subordinated
  Debentures-bearing interest at
  5.875% due 2012                        33,281            33,281

Convertible Subordinated Debentures
  -bearing interest at 10% due 1999       2,000             2,000

Notes payable-bearing interest at
  ranges of 5-13% due between
  January 1995 and July 2002              9,302            10,090
					 ------            ------
					 53,358            54,146
Less current portion                     (3,490)           (3,578)
					 ------            ------
				   $     49,868         $  50,568
					 ======            ======
4.   EARNINGS PER SHARE

Earnings per share for the primary basis have been computed based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. Earnings per share for the fully diluted basis have been computed, when the result is dilutive, based upon the assumption that the convertible subordinated debentures had been converted to common stock at the date of issuance, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

5.   STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
				  13 weeks ended    13 weeks ended
				 January 1, 1995   January 2, 1994
Cash paid during the  period for:        (amounts in 000's)

     Interest                              $ 755             $ 815
     Income taxes                          $ 123             $ 354

6.   DISPOSITIONS

On June 8, 1994, the Company completed a transaction with Technology Marketing Incorporated (TMI) to dispose of substantially all of the assets of Omni Technology, Inc. (Omni), a wholly owned subsidiary of the Company. The Company received $200,000 cash, a $300,000 term note receivable, $2,000,000 in 4% redeemable preferred stock and warrants to purchase up to 250,000 shares of TMI's common stock at $1.00 per share. The preferred stock is subject to mandatory redemption over a period of between 10 to 20 years based upon the achievement of certain performance objectives by TMI. No gain or loss was recognized on the transaction.

7.   SUBSEQUENT EVENTS

Effective February 1, 1995 the Company remarketed its Santa Ana
Industrial Development Bond, maturing in February 2005, at a reduced principal amount of $5,350,000 which bears interest at 6.75% per annum.