Form 10-Q
period 1995-07-02
MICROSEMI CORP
filed 1995-08-16
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           ----------------


                               FORM 10-Q


   X         Quarterly Report Pursuant to Section 13 or 15(d) of
--------     the Securities Exchange Act of 1934

              For the Quarterly Period Ended July 2, 1995
              -------------------------------------------
                                  or

--------     Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934

      For the transition period from            to
                                      --------      --------
                     Commission File No. 0-8866


                        MICROSEMI CORPORATION
                        ---------------------
       (Exact name of registrant as specified in its charter)


                  Delaware                        95-2110371
     -------------------------------              ----------
     (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)


       2830 South Fairview Street, Santa Ana, California 92704
       -------------------------------------------------------
        (Address of principal executive offices)    (Zip Code)


                                (714) 979-8220
         --------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X      No
                         -----        -----
The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 20, 1995 was 7,693,981.

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     The unaudited consolidated financial information for the thirteen and thirty-nine weeks ended July 2, 1995 of Microsemi Corporation (the "Company") and the unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 2, 1994 are attached hereto and incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

     Microsemi Corporation is a multinational supplier of high reliability power semiconductors, surface mount and custom diode assemblies for the electronics, computer, telecommunications, defense/aerospace and medical markets. The company's semiconductor products include diodes, transistors and silicon controlled rectifiers (SCR's) which can be used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes. Technologies for these devices range from the very mature mesa rectifier diodes still used in all power supply applications to the newly designed micro-miniature transient absorbers, which are mounted within the cables used to connect computer and telecommunications equipment.

Capital Resources and Liquidity

     The Company's operations in the first nine months of fiscal year 1995 were funded with internally generated funds and borrowings under its line of credit. Under the current line of credit, the Company can borrow up to $20,000,000, based upon percentages of accounts receivable and inventory balances at certain of its operations. As of July 2, 1995, $7,737,000 was borrowed under this credit facility. A $10,000,000 equipment financing loan was obtained in October 1989; however, in March 1994, the Company refinanced the balance of $1,948,000 then owing on this loan with a new term loan by utilizing funds available under its present line of credit. This portion of the line of credit requires monthly payments of $100,000 plus interest at a rate of prime plus three percent. At July 2, 1995, the Company had $3,562,000 in cash and cash equivalents.

     A letter of credit for the Microsemi Santa Ana Industrial Development Bond is carried by a bank in the amount of $5,557,000. This letter of credit, which expires on February 1, 1998, unless extended, guarantees the repayment of a $5,350,000 Industrial Development Bond which was originally issued in April 1985 through the City of Santa Ana for the purchase of the Company's Corporate Headquarters and for the construction of improvements and new facilities at the Santa Ana plant. The Bond was remarketed, effective February 1, 1995, reducing the existing interest rate from 9.25% to an average rate of 6.75% per annum. The new terms required principal payments of $350,000 on February 1, 1995. Additional principal payments are due on February 1 as follows: $1,050,000 in 1998, an annual amount of $100,000 from 1999 to 2004 and $3,700,000 in 2005.

     The Company has no other significant capital commitments

     The Company believes that it can meet its current operating cash requirements and debt service with internally generated funds together with its available borrowing capacity.

     The average collection period of accounts receivable was 54 days for the first nine months of both fiscal years 1995 and 1994. Sales and accounts receivable of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     The average days sales of products in inventories decreased to 155 days for the first nine months of fiscal year 1995 from 198 days for the corresponding period of fiscal year 1994. This primarily resulted from a lower inventory base due to the writedowns of military related inventories in the fourth quarter of fiscal year 1994. Cost of sales and inventories of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     The following factors should be considered carefully in evaluating the Company and its business, together with all of the other information set forth or incorporated by reference herein.

Declining Defense Procurement Sales and Changes in DOD Procurement
Policy

     A substantial portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect U.S. Department of Defense ("DOD") business and business with other U.S. government agencies. Since fiscal 1990, the Company has experienced declining defense-related sales, resulting in contract award delays and reduced military program funding. Furthermore, there have been recent DOD announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of DOD acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. The final impact of these most recent changes in DOD procurement practices is not known. Management believes that these trends could continue and that the Company's growth could be dependent upon commercial, industrial, medical, telecommunications and space business. The Company estimates that from fiscal year 1990 to fiscal year 1994 military and aerospace related business has declined from approximately 65% to 40% of total revenues.
Although this decline in military revenues has been offset by the increase in shipments to other customers, no assurances can be made that the Company will be able to avoid a significant adverse impact on future revenues, results of operations or cash flows.


Competition

     The Company competes primarily in the high reliability power semiconductor market. The Company has numerous competitors across all of its product lines. In the defense market sector, the Company believes that it has a major share of the market. In the commercial/industrial market sector, there are numerous competitors, such as Motorola, Inc., General Instruments Corp., ITT Corp. and National Semiconductor, who are significantly larger than the Company and have greater resources.
Competition in certain of its product lines is dependent on price and performance. Competition in the high reliability area is dependent less on price and more on product reliability and performance. The Company believes that it competes effectively in all areas of business in which it is engaged. There can be no assurance that the Company will not experience increased competition in the future from these or other companies which may adversely affect the Company's marketing of its products and services.


Changes in Technology

     The power semiconductor market is subject to technological change and changes in industry standards. To remain competitive, the Company must continue to devote resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial product and between its high cost and low cost product. There can be no assurance that the Company's competitors will not develop new technologies that are substantially equivalent or superior to the Company's technology.


Proprietary Rights

     The Company generally does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents often provide only narrow protection and patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurances can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have a material adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and validity of the Company's proprietary rights. In instances in which the Company holds any patents on a product line, the patents are not known to have any material current value. Also there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.


Foreign Operations

     The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, there can be no assurance that such problems will not arise in the future. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies.


Sales to Foreign Customers

     Sales to foreign customers represented approximately 17%, 12% and 8% of net sales for the 1994, 1993 and 1992 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including political instability, changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally. Changes in current tariff structures, exchange rates or other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.


Environmental Regulation

     While the Company believes that it has all environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company in the conduct of its manufacturing operations has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws, and, therefore, are subject to regulations relating to their use, storage, discharge and disposal. No assurances can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with,or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations.


     In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company has filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties.


Manufacturing Risks

     The Company's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of its major facilities were interrupted. There can be no assurance that the Company will not experience manufacturing difficulties in the future.


Concentration of Suppliers

     Although the Company generally uses materials and parts available from multiple suppliers, the Company has only a limited number of suppliers for certain basic materials used in the Company's products. The Company has not experienced any substantial production delays from materials or parts shortages in the past. The Company believes that alternate suppliers for these materials and parts are available, but there can be no assurance that the Company will not experience interruption of such supplies in the future.


Order Backlog

          Order backlog at July 2, 1995 increased to $57,500,000 from $46,000,000 in the prior year. Lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders or other factors, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


Dependence on Key Personnel

     The Company's future performance is significantly dependent on the continued active participation of members of its current management. The Company does not have written employment contracts with its employees. Should one or more of the Company's key management employees leave or otherwise become unavailable to the Company, the Company's business and results of operations may be materially adversely affected.


Possible Volatility of Stock Prices

     The market prices of securities issued by technology companies, including the Company, have been volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often been not necessarily related to the companies' respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in the industry and other events or factors may have a significant impact on the market price of the Company's Common Stock.


Product Liability

     The Company's business exposes it to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurances can be made that the Company's product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not adversely affect the business or financial condition of the Company.


Change of Control Provisions

     The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law which prevent the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.



RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JULY 2, 1995
COMPARED TO THE THIRTEEN WEEKS ENDED JULY 3, 1994.

     Net sales for the third quarter of fiscal year 1995 increased 19% to $36,138,000, from $30,336,000 for the third quarter of fiscal year 1994. The increase of $5,802,000 was due to an increase of $6,355,000 from higher volume of shipments of commercial and industrial products of the continuing businesses; partially offset by the elimination of sales of approximately $553,000 from the subsidiary that was sold in fiscal year 1994.

     Gross profit increased $1,704,000. This resulted from an increase of $1,449,000 from the continuing businesses due to higher sales and from the elimination of $255,000 of gross losses from the business sold in fiscal year 1994.

     Operating expenses for the third quarter of fiscal year 1995 increased $541,000, compared to the corresponding period of the prior year; however, operating expense decreased to 15% of sales in the current quarter compared to 16% of sales in the corresponding period of fiscal year 1994.

     The effective tax rates of 40% and 41% in the third quarters of fiscal years 1995 and 1994, respectively, are the combined result of taxes computed on foreign and domestic income.



RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 1995 COMPARED TO THE THIRTY-NINE WEEKS ENDED JULY 3, 1994.


     Net sales for the first thirty-nine weeks of fiscal year 1995 increased 9% to $96,236,000, from $87,970,000 for the same period of fiscal year 1994. The increase of $8,266,000 was due to an increase of $10,634,000, from higher volumes of shipments of commercial and industrial products of the continuing businesses; partially offset by the elimination of sales of $2,368,000 from the business that was sold in fiscal 1994.

     Gross profit increased $2,715,000. This resulted from the elimination of gross losses of $538,000 from the subsidiary that was sold in fiscal 1994 and from an increase of $2,177,000 due to higher sales from the continuing businesses.

     Operating expenses for the first nine months of fiscal year 1995 increased $255,000 compared to the same period of the prior fiscal year. This $255,000 included an increase of $1,004,000 from the continuing businesses primarily due to higher sales volumes; partially offset by the elimination of $749,000 of expenses from the business that was sold in fiscal year 1994.

     The effective tax rates of 39% and 40% in the first nine months of fiscal years 1995 and 1994, respectively, are the combined results of taxes computed on foreign and domestic income.

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          In August 1995, Microsemi Corp.-Colorado, a subsidiary of Microsemi, together with other parties, agreed to settle the law suit Clayton Curphy v. Microsemi Corp. , Colorado, et al, Case No. 94 CV167, Division 2, and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants, previously used at the facility, are present in soil and groundwater on the subsidiary's property, the Company intends to vigorously contest any assertions that the subsidiary was a cause of this contamination and to enforce any rights it may have of indemnification or contribution from any third party who may be responsible. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. It is not yet possible to predict a possible range of the total costs that may be incurred in connection with the subsidiary's property.

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

          (d)  Inapplicable.


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 10.77  Amendments of the 1987 Microsemi
           Corporation Stock Plan.  Adopted on May 16, 1995.

               Exhibit 11.1 Unaudited computation of Earnings Per
           Share for the thirteen and thirty-nine weeks ended July 2, 1995 and July 3, 1994

               Exhibit 27.1 Unaudited Financial Data Schedule for the nine months ended July 2, 1995

          (b)  Reports on Form 8-K:

               None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MICROSEMI CORPORATION




                                        By:
                                             -------------------
                                             David R. Sonksen
                                             Vice President -
                                             Finance and Chief
                                             Financial Officer
                                             (Principal Financial
                                             Officer and Chief
                                             Accounting Officer
                                             and duly authorized to
                                             sign on behalf of the
                                             Registrant)





DATED:    August 15, 1995

                  MICROSEMI CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              PART 1, ITEM 1

                               July 2, 1995

                  MICROSEMI CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                            (amounts in 000's)
[CAPTION]
                                     July 2, 1995  October 2, 1994
                                     ------------  ---------------
                                      (Unaudited)      (Audited)
[S]                                   [C]              [C]
ASSETS
Current assets
 Cash and cash equivalents              $   3,562        $   3,994
 Accounts receivable less allowance
 for doubtful accounts, $2,402 at
 July 2, 1995 and $2,173 at
 October 2, 1994                           20,489           17,772
 Inventories                               41,112           40,058
 Deferred income taxes                      4,076            4,076
 Other current assets                       1,305            1,197
                                          -------          -------
Total current assets                       70,544           67,097
                                          -------          -------
Property and equipment, at cost            52,695           50,776
 Less:  Accumulated depreciation          (28,699)         (26,559)
                                          -------          -------
                                           23,996           24,217
                                          -------          -------
Deferred income taxes                       1,725            1,725
Other assets                                6,244            7,110
                                          -------          -------
                                        $ 102,509        $ 100,149
                                          =======          =======
[S]                                    [C]             [C]
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Notes payable to banks and others      $   7,113        $   9,584
 Current maturities of long-term debt       3,337            3,578
 Accounts payable and accrued
  liabilities                              18,133           16,879
 Income taxes payable                       2,883            1,212
 Deferred income taxes                        716              716
                                          -------          -------
Total current liabilities                  32,182           31,969
                                          -------          -------
Deferred income taxes                       1,568            1,568
                                          -------          -------
Long-term debt                             48,609           50,568
                                          -------          -------
Other long-term liabilities                 1,167            1,256
                                          -------          -------
Stockholders' equity
 Common stock, $.20 par value;
  authorized 20,000 shares; issued
  7,670 shares at July 2, 1995 and
  7,595 shares at October 2, 1994           1,534            1,519
 Paid-in capital                           14,520           14,397
 Retained earnings (accumulated
  deficit)                                  2,929           (1,128)
                                          -------          -------
Total stockholders' equity                 18,983           14,788
                                          -------          -------
                                        $ 102,509        $ 100,149
                                          =======          =======
[FN]
 See accompanying Notes to Unaudited Consolidated Financial
Statements.

                MICROSEMI CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Operations
             (amounts in 000's, except earnings per share)

[CAPTION]
                                   13 Weeks Ended   13 Weeks Ended
                                     July 2, 1995     July 3, 1994
                                   --------------   --------------
[S]                                   [C]              [C]
Net sales                               $  36,138        $  30,336
Cost of sales                              26,536           22,438
                                           ------           ------
  Gross profit                              9,602            7,898
                                           ------           ------
Operating expenses
  Selling                                   2,045            1,947
  General and administrative                3,127            2,692
  Amortization of goodwill and
   other intangible assets                     58               50
                                           ------           ------
  Total operating expenses                  5,230            4,689
                                           ------           ------
Income from operations                      4,372            3,209
                                           ------           ------
Other income (expense)
  Interest expense                         (1,260)          (1,223)
  Interest income                              23               10
  Other                                      (289)            (134)
                                           ------           ------
    Total other expense                    (1,526)          (1,347)
                                           ------           ------
Earnings before income taxes                2,846            1,862
Provision for income taxes                  1,148              766
                                           ------           ------
Net earnings                            $   1,698        $   1,096
                                           ======           ======
Earnings per share
 - Primary                              $    0.21        $    0.14
                                           ======           ======
 - Fully diluted                        $    0.17        $    0.12
                                           ======           ======
Common and common equivalent
 shares outstanding
 - Primary                                  8,099            7,989
 - Fully diluted                           11,752           11,550
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                 MICROSEMI CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Operations
             (amounts in 000's, except earnings per share)
[CAPTION]
                                   39 Weeks Ended   39 Weeks Ended
                                     July 2, 1995     July 3, 1994
                                     ------------     ------------

[S]                                     [C]              [C]
Net sales                               $  96,236        $  87,970
Cost of sales                              71,516           65,965
                                           ------           ------
  Gross profit                             24,720           22,005
                                           ------           ------
Operating expenses
  Selling                                   5,923            5,674
  General and administrative                8,084            8,026
  Amortization of goodwill and other
   intangible assets                          151              203
                                           ------           ------
  Total operating expenses                 14,158           13,903
                                           ------           ------
Income from operations                     10,562            8,102
                                           ------           ------
Other income (expense)
  Interest expense                         (3,769)          (3,887)
  Interest income                              38               48
  Other                                      (177)            (234)
                                           ------           ------
    Total other expense                    (3,908)          (4,073)
                                           ------           ------
Earnings before income taxes                6,654            4,029
Provision for income taxes                  2,595            1,612
                                           ------           ------

Net earnings                            $   4,059        $   2,417
                                           ======           ======
Earnings per share
 - Primary                              $    0.50        $    0.30
                                           ======           ======
 - Fully Diluted                        $    0.43        $    0.28
                                           ======           ======
Common and common equivalent
 shares outstanding
 - Primary                                  8,053            7,967
 - Fully diluted                           11,752            9,093
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                 MICROSEMI CORPORATION AND SUBSIDIARIES
         Unaudited Consolidated Statements of Retained Earnings
                        (Accumulated Deficit)
                         (amounts in 000's)

[CAPTION]
                                   39 Weeks Ended   39 Weeks Ended
                                     July 2, 1995     July 3, 1994
                                   --------------   --------------

[S]                                     [C]              [C]
Retained earnings (accumulated
 deficit) at beginning of period        $  (1,128)       $   1,007

Net earnings                                4,059            2,417

Translation loss from foreign currency         (2)              (5)
                                           ------           ------
Retained earnings at end of period      $   2,929        $   3,419
                                           ======           ======


[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

               MICROSEMI CORPORATION AND SUBSIDIARIES
           Unaudited Consolidated Statements of Cash Flows
                       (amounts in 000's)
[CAPTION]
                                   39 Weeks Ended   39 Weeks Ended
                                     July 2, 1995     July 3, 1994
                                   --------------   --------------
[S]                                     [C]               [C]
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                            $   4,059         $  2,417
Adjustments to reconcile net
 earnings to net cash provided
 from operating activities:
   Depreciation and amortization            2,937            3,213
   Decrease in allowance for doubtful
    accounts                                  229              121
   Loss on sales and retirements of
    assets                                      -               49
 Changes in assets and liabilities:
   Accounts receivable                     (2,946)             563
   Inventories                             (1,054)          (3,254)
   Other current assets                      (108)            (471)
   Other assets                               713              351
   Accounts payable and accrued
    liabilities                             1,254              378
   Income taxes payable                     1,671              348
                                           ------           ------
Net cash provided from operating
 activities                                 6,755            3,715
                                           ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sales of assets                  -              200
 Additions to property and equipment       (2,565)          (1,526)
                                           ------           ------

 Net cash used for investing activities    (2,565)          (1,326)
                                           ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes payable
  to banks and others                     (2,471)              205
 Reduction of long-term debt              (2,200)           (1,919)
 Reduction of other long-term
  liabilities                                (89)              (86)
 Exercise of employee stock options          138                52
                                          ------            ------
 Net cash used for financing activities   (4,622)           (1,748)
                                          ------            ------
Net increase (decrease) in cash and
 cash equivalents                           (432)              641
Cash and cash equivalents at beginning
 of period                                 3,994             2,080
                                          ------            ------
Cash and cash equivalents at end
 of period                              $  3,562         $   2,721
                                          ======            ======
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                MICROSEMI CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            July 2, 1995

1.     PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the third fiscal quarter or the first thirty-nine weeks of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on the Form 10-K for the fiscal year ended October 2, 1994.

Certain reclassifications have been made to the unaudited financial statements for the thirteen and thirty-nine weeks ended July 3, 1994 to conform to the 1995 presentation.

2.     INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:
                                          July 2,        October 2,
                                           1995            1994
                                           ----            ----
                                            (amounts in 000's)
Raw materials                           $  9,410         $   9,306
Work in progress                          20,236            18,678
Finished goods                            11,466            12,074
                                          ------            ------
                                        $ 41,112         $  40,058
                                          ======            ======
3.   LONG-TERM DEBT

Long-term debt consisted of:
                                          July 2,        October 2,
                                           1995             1994
                                           ----             ----
                                            (amounts in 000's)
Industrial Development Bond-bearing
 interest at 7.875% due in
 installments from 1996 to 2000;
 secured by first deed of trust         $  2,905         $   3,075

Industrial Development Bond-bearing
 interest at 6.75% due in
 installments from 1998 to 2005;
 secured by first deed of trust            5,350             5,700

Convertible Subordinated Debentures
 -bearing interest at 5.875% due 2012     33,281            33,281

Convertible Subordinated Notes-bearing
 interest at 10% due 1999                  2,000             2,000

Notes payable-bearing interest at
 ranges of 5% - 13% due between
 August 1995 and July 2002                 8,410            10,090
                                          ------            ------
                                          51,946            54,146
Less current portion                      (3,337)           (3,578)
                                          ------            ------
                                        $ 48,609         $  50,568
                                          ======            ======
     The Company's 5.875% Convertible Subordinated Debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures, and the balance matures on March 1, 2012.

  4. EARNINGS PER SHARE

Earnings per share for the primary basis have been computed based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. Earnings per share for the fully diluted basis have been computed, when the result is dilutive, based upon the assumption that the convertible subordinated debt had been converted to common stock at the date of issuance, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

5.   STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Supplementary information         39 weeks ended    39 weeks ended
                                    July 2, 1995      July 3, 1994
                                    ------------      ------------
Cash paid during the  period for:
     (amounts in 000's)

     Interest                           $  4,477         $   3,218
     Income taxes                       $    747         $   1,317

6.   DISPOSITIONS

On June 8, 1994, the Company completed a transaction with Technology Marketing Incorporated (TMI) to dispose of substantially all of the assets of Omni Technology Corporation (Omni), a wholly owned subsidiary of the Company. The Company received $200,000 cash, a $300,000 term note receivable, $2,000,000 in 4% redeemable preferred stock and warrants to purchase up to 250,000 shares of TMI's common stock at $1.00 per share. The note receivable, preferred stock and warrants are recorded at their estimated net realizable values.

7.   SUBSEQUENT EVENTS

     In Broomfield, Colorado, an owner of property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, the can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering studu and clean up options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties.