Form 10-Q
period 1995-04-02
MICROSEMI CORP
filed 1995-09-14
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   X           Quarterly Report Pursuant to Section 13 or 15(d) of
 _____         the Securities Exchange Act of 1934

 _____             For Quarter Period Ended April 2, 1995
                   ______________________________________

                                      or

               Transition Report Pursuant to Section 13 or 15(d) of

               the Securities Exchange Act of 1934

          For the transition period from __________ to ___________

                         Commission File No. 0-8866


                           MICROSEMI CORPORATION
                           _____________________

           (Exact name of registrant as specified in its charter)


                   Delaware                       95-2110371
                   ________                       __________

      (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


          2830 South Fairview Street, Santa Ana, California 92704
          _______________________________________________________

           (Address of principal executive offices)    (Zip Code)


                                (714) 979-8220
                                ______________

           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X      No
                                           _____        _____

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 20, 1995 was 7,643,521.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     The financial information for the thirteen and twenty-six weeks ended April 2, 1995 of Microsemi Corporation (the
"Company") and the comparative financial information for the prior year, together with the Balance Sheet as of October 2, 1994 are attached hereto and incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations Capital Resources and Liquidity

Introduction
____________

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

Capital resources and liquidity
_______________________________

     The Company's operations in the first half of fiscal year 1995 were funded with internally generated funds and borrowings under the Company's line of credit. Under the current line of credit, the Company can borrow up to $15,000,000, based upon percentages of accounts receivable and inventory balances at certain of the Company s operations. As of April 2, 1995, $9,834,000 was borrowed under this credit facility. A $10,000,000 equipment financing loan was obtained in October 1989; however, in March 1994, the Company refinanced the balance of $1,948,000 then owing on this loan with a new term loan by utilizing funds available under its present line of credit. This portion of the line of credit requires monthly payments of $100,000 plus interest at a rate of prime plus three percent. At April 2, 1995, the Company had $2,998,000 in cash and cash equivalents.

     A letter of credit for the Microsemi Santa Ana Industrial Development Bond is carried by a bank in the amount of $5,557,000. This letter of credit guarantees the repayment of a $5,350,000 Industrial Development Bond which was originally issued in April 1985 through the City of Santa Ana for the purchase of the Company's Corporate Headquarters and for the construction of improvements and new facilities at the Santa Ana plant. The Bond was remarketed, effective February 1, 1995, reducing the existing interest rate from 9.25% to 6.75% per annum and extending the maturity date to February 1, 2005.

     The Company believes that it can meet its current operating cash requirements and debt service with internally generated funds together with its available borrowing capacity.

     The Company's revenues continue to be partially dependent on military and aerospace programs. Recent reductions in defense spending had and may continue to have a negative impact on the Company s operations. Furthermore, there have been Department of Defense (DOD) announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisitions reform to utilize best commercial practices instead of mandatory use of military standard parts. In the past two years, military related business has declined from approximately 60% to 40% of total revenues. This has been more than offset by increases in shipments of commercial, industrial, medical and space related products. In addition, the Company continues to develop commercial applications for its products to offset this decrease. Although the final impact of these most recent changes in Department of Defense procurement practices is not known, management believes that, either through associated cost reductions or increases in shipments of non Department of Defense products, it will not have a significant impact on total future revenues, operations or cash flows.

     The average collection period on accounts receivable was 55 days for the current six months compared to 57 days for the same period of the last fiscal year. Sales and accounts receivable of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     The average days sales of products in inventories decreased to 166 days for the first six months of fiscal year 1995 compared to 203 for the corresponding period of fiscal year 1994. This primarily resulted from a lower inventory base due to the writeoffs of military related inventories in the fourth quarter of fiscal year 1994. Cost of sales and inventories of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     Order backlog at April 2, 1995 increased to $52,100,000 from $47,800,000 in the prior year. Order backlog at April 3, 1994 included $1,000,000 from the business that was sold in fiscal year 1994.

     The Company has no other significant capital commitments.

     Certain operations of the Company utilize chemicals considered as hazardous substances. The Company believes that it complies with the procedures required for usage and disposition of the substances; however, improper disposal thereof could have an adverse effect upon the Company's future liquidity or results of operations.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1995
COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 3, 1994.

     Net sales for the second quarter of fiscal year 1995 increased to $32,441,000, or 6%, from $30,705,000 for the second quarter of fiscal year 1994. The increase of $1,736,000 was due to an increase of $2,636,000 from the continuing businesses as the Company continues to shift more emphasis to the commercial applications of the Company s products, partially offset by the elimination of sales of approximately $900,000 from the subsidiary that was sold in fiscal year 1994.

     Gross profit increased $280,000. This resulted from an increase of $117,000 from the continuing businesses due to higher sales and from the elimination of $163,000 of gross losses from the business sold in fiscal year 1994.

     Operating expense for the first quarter of fiscal year 1995 decreased $474,000, compared to the corresponding period of the prior year. The decrease was primarily due to the elimination of operating expenses of the subsidiary that was sold in fiscal 1994.

     The effective tax rates of 38% and 40% in the second quarters of fiscal years 1995 and 1994, respectively, are the combined result of taxes computed on foreign and domestic income.

RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 1995 COMPARED TO THE TWENTY-SIX WEEKS ENDED APRIL 3, 1994.

      Net sales for the first half of fiscal year 1995 increased to $60,098,000, or 4%, from $57,634,000 for the same period of fiscal year 1994. The increase of $2,464,000 was due to $4,279,000 from the continuing businesses, partially offset by the elimination of sales of $1,815,000 from the business that was sold in fiscal 1994.

     Gross profit increased $492,000. This resulted from the elimination of gross losses of $283,000 from the subsidiary that was sold in fiscal 1994 and from an increase of $209,000 due to higher sales from the continuing businesses.

     Operating expense for the first six months of fiscal year 1995 decreased $805,000 compared to the corresponding period of the prior year. The decrease was primarily due to the elimination of expenses of the subsidiary that was sold in fiscal
1994.


     The effective tax rates of 38% and 39% in the first six months of fiscal years 1995 and 1994, respectively, are the combined results of taxes computed on foreign and domestic income.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Inapplicable.


Item 2.   Changes in Securities

          Inapplicable.


    Item 3.   Defaults Upon Senior Securities

          Inapplicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) An election of the Board of Directors was held at the
               annual meeting of Stockholders on February 8, 1995.

          (b)  Names and personal information about the nominees to

               the Board of Directors were included in the Proxy
               Statement dated January 24, 1995.



          (c) 6,501,875 votes were received for each of the nominees to the Board of Directors as follows:

                                        For               Withheld
               Philip Frey, Jr.   6,480,086                 21,789
               Jiri Sandera       6,481,580                 20,295
               Joseph M. Scheer   6,480,180                 21,695
               Brad Davidson      6,481,680                 20,195
               Robert B. Phinizy  6,480,180                 21,695
               Martin H. Jurick   6,479,680                 22,195

          (d)  Inapplicable.


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              10.74 Agreement of Sale and License between Raytheon

                    Company and Microsemi Corporation

              10.75 Bill of Sale and Purchase Agreement between
                    Telcom Universal Inc. and Microsemi Corporation

              10.76 Supplement to financing documents (Indenture of

                    Trust and Loan Agreement) relating to Industrial Development Authority of the City of Santa Ana,

                    1985 Industrial Development Revenue Bonds
                    Microsemi Corporation Project) dated as of January 15, 1995.

               27   Financial data schedule.

          (b)  Reports on Form 8-K:

               None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICROSEMI CORPORATION




                                   By:
                                        ___________________________
                                        David R. Sonksen
                                        Vice President - Finance
                                        and Chief Financial Officer






DATED:    May 9, 1995

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 PART 1, ITEM 1

                                 April 2, 1995

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

[CAPTION]                           April 2, 1995  October 2, 1994
                                    -------------  ---------------
[S]                                     [C]              [C]
ASSETS
Current assets
 Cash and equivalents                 $    2,998      $     3,994
 Accounts receivable less allowance
  for doubtful accounts, $2,025 at
  April 2, 1995 and $2,173 at
  October 2, 1994                         18,593           17,772
 Inventories                              41,971           40,058
 Deferred income taxes                     4,076            4,076
 Other current assets                      1,292            1,197
                                         -------          -------

Total current assets                      68,930           67,097
                                         -------          -------

Property and equipment, at cost           52,171           50,776
 Less:  Accumulated depreciation         (28,272)         (26,559)
                                         -------          -------

                                          23,899           24,217
                                         -------          -------
Deferred income taxes                      1,725            1,725
Other assets                               6,390            7,110
                                         -------          -------

                                      $  100,944      $   100,149
                                         =======          =======
[S]                                     [C]              [C]
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Notes payable to banks and others    $    8,894      $     9,584
 Current maturities of long-term debt      4,255            3,578
 Accounts payable and accrued
  liabilities                             15,879           16,879
 Income taxes payable                      2,335            1,212
 Deferred income taxes                       716              716
                                         -------          -------
Total current liabilities                 32,079           31,969
                                         -------          -------

Deferred income taxes                      1,568            1,568
                                         -------          -------

Long-term debt                            48,840           50,568
                                         -------          -------

Other long-term liabilities                1,250            1,256
                                         -------          -------
Stockholders' equity
 Common stock, $.20 par value;
  authorized 20,000 shares; issued
  7,630 shares at April 2, 1995 and
  7,595 shares at October 2, 1994          1,526            1,519
 Paid-in capital                          14,450           14,397
 Retained earnings (accumulated deficit)   1,231           (1,128)
                                         -------          -------

Total stockholders' equity                17,207           14,788
                                         -------          -------
                                      $  100,944      $   100,149
                                         =======          =======
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

[CAPTION]                          13 Weeks Ended  13 Weeks Ended
                                    April 2, 1995   April 3, 1994
                                   --------------   -------------
[S]                                       [C]            [C]
Net sales                             $    32,441     $   30,705
Cost of sales                              24,327         22,871
                                           ------         ------

  Gross profit                              8,114          7,834
                                           ------         ------

Operating expenses
  Selling                                   1,983          1,938
  General and administrative                2,639          3,115
  Amortization of goodwill and
   other intangible assets                     44             87
                                           ------         ------

  Total operating expenses                  4,666          5,140
                                           ------         ------

Income from operations                      3,448          2,694
                                           ------         ------

Other income (expense)
  Interest expense                         (1,342)        (1,368)
  Interest income                               -             38
  Other                                        68            (52)
                                           ------         ------

    Total other expense                    (1,274)        (1,382)
                                           ------         ------

Earnings before income taxes                2,174          1,312
Provision for income taxes                    826            522
                                           ------         ------

Net earnings                          $     1,348     $      790
                                           ======         ======

Earnings per share
           - Primary                  $      0.17     $     0.10
                                           ======         ======
           - Fully diluted            $      0.15     $     0.09
                                           ======         ======
Common and common equivalent
  shares outstanding
           - Primary                        7,993          7,936
           - Fully diluted                 11,573          9,009
[FN]

See accompanying Notes to Unaudited Consolidated Financial
Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
               Unaudited Consolidated Statements of Operations
                (amounts in 000's, except earnings per share)

[CAPTION]                           26 Weeks Ended 26 Weeks Ended
                                     April 2, 1995  April 3, 1994
                                    -------------- --------------
[S]                                       [C]            [C]
Net sales                             $    60,098     $   57,634
Cost of sales                              44,980         43,008
                                           ------         ------

  Gross profit                             15,118         14,626
                                           ------         ------
Operating expenses
  Selling                                   3,878          3,727
  General and administrative                4,957          5,853
  Amortization of goodwill and
   other intangible assets                     93            153
                                           ------         ------

  Total operating expenses                  8,928          9,733
                                           ------         ------

Income from operations                      6,190          4,893
                                           ------         ------
Other income (expense)
  Interest expense                         (2,509)        (2,664)
  Interest income                              15             38
  Other                                       112           (100)
                                           ------         ------

    Total other expense                    (2,382)        (2,726)
                                           ------         ------
Earnings before income taxes                3,808          2,167
Provision for income taxes                  1,447            846
                                           ------         ------

Net earnings                          $     2,361     $    1,321
                                           ======         ======
Earnings per share
     - Primary                        $      0.30     $     0.17
                                           ======         ======
     - Fully Diluted                  $      0.26     $     0.15
                                           ======         ======
Common and common equivalent
 shares outstanding
     - Primary                              7,989          7,941
     - Fully diluted                       11,573          9,009
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                      Unaudited Consolidated Statements of
                     Retained Earnings (Accumulated Deficit)
                               (amounts in 000's)


[CAPTION]                           26 Weeks Ended 26 Weeks Ended
                                     April 2, 1995  April 3, 1994
                                    -------------- --------------
[S]                                        [C]            [C]
Retained earnings (accumulated
 deficit) at beginning of period      $    (1,128)    $    1,007

Net earnings                                2,361          1,321

Translation loss from foreign
 currency                                      (2)            (4)
                                           ------         ------

Retained earnings at end of period    $     1,231     $    2,324
                                           ======         ======
[FN]
See accompanying Notes to Unaudited Consolidated Financial
Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                                   Unaudited
                               (amounts in 000's)

[CAPTION]                           26 Weeks Ended 26 Weeks Ended
                                     April 2, 1995  April 3, 1994
                                    -------------- --------------
[S]                                        [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                          $     2,361     $    1,321
Adjustments to reconcile net
 earnings to net cash provided
 from (used for) operating
 activities:
   Depreciation and amortization            1,800          2,129
   (Increase) decrease in allowance
     for doubtful accounts                   (148)           131
 Changes in assets and liabilities:
   Accounts receivable                       (673)          (745)
   Inventories                             (1,913)        (2,461)
   Other current assets                       (95)           236
   Other assets                               631            325
   Accounts payable and accrued
    liabilities                            (1,000)          (577)
   Income taxes payable                     1,123           (230)
                                           ------         ------
Net cash provided from operating
 activities                                 2,086            129
                                           ------         ------
CASH FLOWS FROM INVESTING ACTIVITY:

 Additions to property and equipment       (1,395)        (1,171)
                                           ------         ------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes
  payable to bank and others                 (690)         1,999
 Reduction of long-term debt               (1,051)        (1,185)
 Reduction of other long-term
  liabilities                                  (6)             -
 Exercise of employee stock options            60             45
                                           ------         ------
 Net cash provided from (used for)
  financing activities                     (1,687)           859
                                           ------         ------
Net decrease in cash and cash equivalents    (996)          (183)
Cash and cash equivalents at beginning
 of period                                  3,994          2,080
                                           ------         ------
Cash and cash equivalents at end
 of period                            $     2,998     $    1,897
                                           ======         ======
[FN]

     See accompanying Notes to Unaudited Consolidated Financial
Statements.

                  MICROSEMI CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               April 2, 1995

1.     PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first twenty-six weeks of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

Inventories used in the computation of cost of goods sold were:
                                          April 2, October 2,
                                              1995       1994
                                          -------- ----------
                                              (amounts in 000's)
Raw materials                            $   9,219  $   9,306
Work in progress                            21,074     18,678
Finished goods                              11,678     12,074
                                            ------     ------
                                         $  41,971  $  40,058
                                            ======     ======
3.   LONG-TERM DEBT

Long-term debt consisted of:
                                          April 2, October 2,
                                              1995       1994
                                          -------- ----------
                                            (amounts in 000's)
Industrial Development Bond-bearing
 interest at 7.875% due May 2000;
 secured by first deed of trust          $   3,075  $   3,075

Industrial Development Bond-bearing
 interest at 6.75% due February 2005;
 secured by first deed of trust              5,350      5,700

Convertible Subordinated Debentures
 -bearing interest at 5.875% due 2012       33,281     33,281

Convertible Subordinated Debentures
 -bearing interest at  10% due 1999          2,000      2,000

Notes payable-bearing interest at
 ranges of 5%-13% due between
 August 1995 and July 2002                   9,389     10,090
                                            ------     ------
                                            53,095     54,146
Less current portion                        (4,255)    (3,578)
                                            ------     ------
                                         $  48,840  $  50,568
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

Supplementary information            26 weeks ended 26 weeks ended
                                      April 2, 1995  April 3, 1994
Cash paid during the  period for:          (amounts in 000's)

     Interest                            $   3,262     $   2,497
     Income taxes                        $     144     $   1,112

6.   DISPOSITIONS

On June 8, 1994, the Company completed a transaction with Technology Marketing Incorporated (TMI) to dispose of substantially all of the assets of Omni Technology Corporation (Omni), a wholly owned subsidiary of the Company. The Company received $200,000 cash, a $300,000 term note receivable, $2,000,000 in 4% redeemable preferred stock and warrants to purchase up to 250,000 shares of TMI s common stock at $1.00 per share. The preferred stock is subject to mandatory redemption over a period of between 10 to 20 years based upon the achievement of certain performance objectives by TMI. The note receivable, preferred stock and warrants are recorded at net realizable values.