Form 10-K
period 1995-10-01
MICROSEMI CORP
filed 1995-12-27
CIK 310568

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended October 1, 1995
                                             ---------------

                                      OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ________ to ________

                        Commission file number # 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                             95-2110371
  -------------------------------                            ------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  2830 South Fairview Street, Santa Ana, CA                          92704
  -----------------------------------------                        ----------
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (714) 979-8220

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
  Title of each class                                on which registered
  -------------------                                -------------------

         None                                                None

          Securities registered pursuant to Section 12(g) of the Act:

                          $.20 par value Common Stock
                          ---------------------------
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                             ---

   The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 1, 1995 was approximately $61,925,000 on the NASDAQ national market system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of Common Stock on December 1, 1995 was approximately 7,791,000.

Documents Incorporated by Reference
-----------------------------------

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 27, 1996. This proxy statement will be filed no later than 120 days after the close of Registrant's fiscal year ended October 1, 1995.

                                    PART I
                                    ------

ITEM 1.   BUSINESS
          --------

INTRODUCTION
------------

   Microsemi Corporation (the "Company") was incorporated in Delaware in 1960. Its name was changed from Microsemiconductor Corporation in February 1983. The principal executive offices of the Company are located at 2830 South Fairview Street, Santa Ana, California 92704 and its telephone number is (714) 979-8220. Unless the context otherwise requires, the "Company" and "Microsemi" refer to Microsemi Corporation and its consolidated subsidiaries.

   Microsemi Corporation is a multinational supplier of high-reliability discrete semiconductors, surface mounted assemblies and hi-rel screening and testing services. Microsemi's power conditioning semiconductor products and custom assemblies are employed by the Company's customers in a wide array of aerospace, defense, medical and other applications ranging from the space shuttles and the U.S. Navy's Trident submarine to heart pacemakers, medical and x-ray equipment, automotive, computer and automation products and communications equipment.


PRODUCTS.
---------

   The Company's products include a broad line of discrete semiconductors and other electronic component products and services principally for military, aerospace, medical, computer and telecommunications high reliability applications. These components are used throughout the electronics industry, with almost all electronic equipment employing zener diodes and rectifiers to control the direction of electrical current flow, to regulate voltage and to protect sensitive circuitry from line surges and transient voltage spikes. Major products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes and a family of subminiature high power transient suppressor diodes.

   A partial list of additional applications of the Company's products and services includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems. The Company currently serves a broad group of customers including Hughes, ITT, Bausch Telcom, Motorola, Nokia, Lockheed-Martin, Raytheon, AT&T, Medtronics and Loral.

   The Company also manufactures semiconductors for a number of commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in many computer systems.

MARKETING.
---------

   The Company's marketing strategy has been to concentrate sales efforts in high reliability and specialty markets. These markets require superior product performance and technical assistance to satisfy demanding customer needs.

   The Company's products are marketed through domestic electronic component sales representatives and through salesmen directly to original equipment manufacturers and government agencies. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 1995, the Company's domestic direct sales force accounted for 44% of the Company's sales, while sales representatives and distributors accounted for approximately 21% and 15%, respectively. The Company has direct sales offices in Los Angeles, Long Island, Phoenix, Boston, Santa Ana, Denver, Chicago, West Palm Beach, Minneapolis, Hong Kong and Ireland. Sales to foreign customers, made through 36 overseas sales representatives and distributors, accounted for approximately 20% of fiscal year 1995 sales.

   No one customer accounts for more than 4% of the Company's revenue. However, approximately 35% of the Company's business is to customers whose principal sales are to the U.S. Government.

   In the ordinary course of business, Microsemi Corporation enters into purchase agreements with some of its major customers to supply the Company's products over periods of up to 18 months.


RESEARCH AND DEVELOPMENT.
------------------------

   The Company spent approximately $755,000, $922,000 and $828,000 in fiscal years 1995, 1994 and 1993, respectively, for research and development, none of which was customer sponsored.

   The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its high reliability and commercial businesses.


MANUFACTURING AND SUPPLIERS.
----------------------------

   The Company's principal domestic semiconductor manufacturing operations are located in Santa Ana, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Massachusetts. Each operates independently with its own wafer processing, assembly, testing and high reliability testing and screening departments.

   The Company's domestic semiconductor plants manufacture and process all products and assemblies starting from purchased silicon wafers and piece parts. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

   A major portion of the Company's semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, "burn in" and electrical tests in order to prove reliability.

   The Company's Bombay, India facility assembles a commercial zener diode line for the purpose of competing in the lower cost commercial and consumer markets. This plant also performs subcontract coil manufacturing for one of the Company's customers.

   The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for major commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in U.S. plants and assembles, tests and finishes the products. The plant is approved for assembly of certain military specified diodes.

   The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Electronics Supply Center (DESC) approved in the U.S. to screen high reliability product to MIL-S-19500 and is also European Space Agency qualified. A Trading Company has been established at this facility for stocking/shipping products from U.S. and Asian locations for European customers.

   The Company purchases silicon wafers, glass sleeves, tungsten slugs and lead wires from domestic and foreign suppliers generally on long-term purchase commitments which are cancelable with 30 to 90 day notice. With the exception of glass sleeves for the Santa Ana and Watertown high reliability diode products and glass to metal sealed parts for a portion of the Santa Ana and Scottsdale computer diode and zener diode business, all material is available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of vendors' inability to supply the parts. The Company stocks what it believes are adequate supplies of all materials based upon backlog, delivery lead time and anticipated new business.

   The Company's component testing and screening operations purchase semiconductor die and assembled components. These parts are available from a number of leading semiconductor manufacturers.

   The Company's surface mounted assembly operations design custom circuit boards and purchase component parts. These parts are then assembled using pick and place machines as well as other sophisticated test equipment, to meet customer requirements.


FOREIGN OPERATIONS
------------------

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


SALES TO FOREIGN CUSTOMERS
--------------------------

   Sales to foreign customers represented approximately 20%, 17% and 12% of net sales for the 1995, 1994 and 1993 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including political instability, changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally. Although the Company has not experienced any materially adverse effects with respect to sales to foreign customers, changes in current tariff structures, exchange rates or other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.


ORDER BACKLOG.
--------------

   The Company's consolidated order backlog at October 1, 1995 (primarily for delivery within nine months) was $62,700,000 as compared to $47,600,000 at October 2, 1994. Although total backlog has increased by 32%, the mix of new orders reflects a flat demand in military related business and an increase in commercial, industrial, medical and space business. See discussion of changes in military procurement practices in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. For these reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

   A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. See discussion of changes in military procurement practices in Management's Discussion and Analysis of Financial Condition and Results of Operations. All of the Company's contracts with prime U.S. Government's contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractor upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiation in accordance with U.S. Government sole source procurement provisions. No material contract of the Company has been terminated or renegotiated.

COMPETITION.
------------

   The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market sector, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Instruments Corp., ITT Corp. and National Semiconductor who are significantly larger than Microsemi and have greater resources. Competition in certain of its product lines is dependent on price and performance. Competition in the high reliability area is dependent less on price and more on product reliability and performance. The Company believes that it competes effectively in all areas of business in which it is engaged.


CHANGES IN TECHNOLOGY
---------------------

   The power semiconductor market is subject to technological change and changes in industry standards. To remain competitive, the Company must continue to devote resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial product and between its high cost and low cost products. There can be no assurance that the Company's competitors will not develop new technologies that are substantially equivalent or superior to the Company's technology.


PROPRIETARY RIGHTS
------------------

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


MANUFACTURING RISKS
-------------------

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


EMPLOYEES.
----------

   On October 1, 1995, the Company employed 1,591 persons domestically including 85 in engineering, 1,320 in manufacturing, 92 in marketing and 94 in general management and administration. Additionally, 714 persons were employed in the Company's Hong Kong, Bombay, India, and Ennis, Ireland operations.

   None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage. The Company believes its employee relations are good.


DEPENDENCE ON KEY PERSONNEL
---------------------------

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


POSSIBLE VOLATILITY OF STOCK PRICES
-----------------------------------

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


PRODUCT LIABILITY
-----------------

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

CHANGE OF CONTROL PROVISIONS
----------------------------

   The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law which prevent the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.


ENVIRONMENTAL REGULATION
------------------------

   While the Company believes that it has the environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, are subject to regulations relating to their use, storage, discharge and disposal. No assurances can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations.

ITEM 2.   PROPERTIES
          ----------

   The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company also leases or owns office, engineering and production facilities in Scottsdale, Arizona; Broomfield, Colorado; Mooresville, North Carolina; Garland, Texas; Watertown, Massachusetts; Ennis, Ireland; Bombay, India and Hong Kong. As described in Note 8 to the Consolidated Financial Statements, the acquisitions of certain land, buildings and additions were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the properties were granted as security for the bonds.

   The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

   The State of Washington, Department of Ecology has proposed finding that the Company is a potentially liable party for the study and cleanup of certain hazardous substances which allegedly contaminate what has come to be known as the Yakima Railroad Area Site. The State of Washington claims that the Company was one of the potentially liable parties that arranged for the disposal of those hazardous substances through Cameron-Yakima Incorporated, a company that the State of Washington claims has caused or contributed to the contamination on the site through its operation of a hazardous waste treatment facility. The Company has denied liability because it has not completed its investigation of the allegations. Due to the preliminary nature of this matter, it is not possible to predict any outcome.

   In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
   None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

   (a)    Market Information

          The Company's Common Stock is traded on the over-the-counter market under the NASDAQ symbol MSCC. The following table sets forth the high and low closing prices at which the Company's Common Stock traded as reported on the NASDAQ National Market System.

                                                       HIGH           LOW
                                                       ----           ---
   Fiscal Year ended October 1, 1995

      1st Quarter...............................       5 3/8          4 1/8
      2nd Quarter..............................        5 5/8          4 5/8
      3rd Quarter...............................       9 1/8          5 1/8
      4th Quarter...............................       14             9 1/8

                                                       HIGH           LOW
                                                       ----           ---
   Fiscal Year ended October 2, 1994

      1st Quarter...............................       6 3/8          3 7/8
      2nd Quarter..............................        5              4
      3rd Quarter...............................       6 1/16         4 1/8
      4th Quarter...............................       6              4 1/8

  (b)     Approximate Number of Common Equity Security Holders
          ----------------------------------------------------

                                                  Approximate Number of
                                                     Record Holders
  Title of Class                                 (as of October 1, 1995)
                                                 -----------------------

  Common Stock, $.20 Par Value                          616    (1)

      (1) The number of stockholders of record includes the beneficial holders of shares held in "nominee" or "street name", as a unit.

  (c)     Dividends
          ---------

          The Company has no current plans to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                 For the five fiscal years in the period ended
                                                             October 1, 1995
                                   ------------------------------------------------------------------------------
                                       1995              1994            1993          1992(2)         1991
                                       ----              ----            ----          ----            ----
                                                  (Amounts in 000's except per share amounts)
Selected Income Statement Data:
-------------------------------

Net sales                          $ 133,881         $ 119,230       $ 123,816       $  88,719      $ 82,722
Gross profit                       $  35,795         $  22,438       $  28,729       $  22,261      $ 21,962
Operating expenses                 $  20,279         $  20,579       $  19,938       $  14,794      $ 13,129(1)
Income (loss) before extraordinary
 items and accounting change       $   6,053         $  (2,130)      $   1,763       $   1,053      $  1,819
Income (loss)  per share before
 extraordinary items and
 accounting change
     Primary                       $     .74         $    (.28)      $     .23       $     .14      $    .24
     Fully diluted                 $     .62         $    (.28)      $     .21       $     .14      $    .24

Average common and
  common equivalent shares
     Primary                           8,213             7,573           7,753           7,579         7,531
     Fully diluted                    11,861             7,573           9,043           7,864         9,991

Selected Balance Sheet Data:
----------------------------
Working capital                    $  45,714         $  35,128       $  35,315       $  33,826      $ 33,953

Total assets                       $ 104,815         $ 100,149       $ 105,469       $ 111,918      $ 95,998

Long-term debt                     $  48,158         $  50,568       $  51,871       $  54,037      $ 50,117

Stockholders' equity               $  21,110         $  14,788       $  16,835       $  13,758      $ 12,048



       (1) Includes estimated loss on disposition of companies of $651,000 for fiscal year 1991.

       (2) In July 1992, the Company acquired substantially all of the assets of the Semiconductor Products Division of Unitrode Corporation (renamed Micro USPD, Inc.)

     The selected financial data should be read in conjunction with the Consolidated Financial Statements. See Notes 5 and 11 to the Consolidated Financial Statements for discussions of the reduction in carrying value of assets and dispositions, respectively, which affect the comparability of the information presented in the above table.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

     Microsemi Corporation's operations in fiscal year 1995 were funded with internally generated funds and borrowings under the Company's line of credit. Under the current line of credit, the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of October 1, 1995, $4,410,000 was borrowed under this credit facility. A $10,000,000 equipment financing loan, originally obtained in October 1989 and refinanced under this credit line in March of 1994, was fully repaid in July 1995. At October 1, 1995, the Company had $3,965,000 in cash and cash equivalents.

     A letter of credit for the Microsemi Santa Ana Industrial Development Revenue Bond is carried by a bank in the amount of $5,557,000. This letter of credit guarantees the repayment of a $5,350,000 Industrial Development Revenue Bond which was issued in April 1985 at 9.25% per annum through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. The Bond was remarketed, effective February 1, 1995, reducing the interest rate to 6.75% per annum. The new terms required principal payments of $350,000 in 1996, 1997 and 1998; $100,000 from 1999 to 2004 and $3,700,000 in
2005.

     Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

     The Company's revenues continue to be dependent on military and aerospace programs. Recent reductions in defense spending had and will continue to have a negative impact on the Company's operations. Furthermore, there were Department of Defense (DOD) announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. In the past two years, military related business has declined from approximately 50% to 35% of total revenues. The decrease in shipments of military related parts has been more than offset by increases in shipments of commercial, industrial, medical and space related products. In addition, the Company continues to develop commercial applications for its products to offset this decrease. Although the final impact of the changes in Department of Defense procurement practices is not known, management believes that, either through associated cost reductions or increases in shipments of non Department of Defense products, it will not have a significant impact on total future revenues, operations or cash flows of the Company (see
Note 5 to the Consolidated Financial Statements).

     The average collection period on accounts receivable was 52 days for the current fiscal year compared to 56 days for the last fiscal year. Sales and accounts receivable of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     The average days sales of product in inventories decreased to 155 days for fiscal year 1995 compared to 164 days for fiscal year 1994. Costs of sales and inventories of the business that was sold in fiscal year 1994 have been excluded from this calculation.

     The Company has no significant capital commitments.

     Effective September 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which mandates a liability method for computing deferred income taxes. The cumulative effect of adopting this standard increased fiscal year 1993 net income by $1,250,000 and earnings per share by $.16. As required by SFAS 109, this accounting change was retroactively reflected in the first quarter of fiscal year 1993.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1995 COMPARED TO THE FISCAL YEAR 1994.
--------------------------------------------------------------------------------

     Net sales for fiscal year 1995 increased to $133,881,000, or 12%, from $119,230,000 for fiscal year 1994. The increase of $14,651,000 was due to higher volumes of shipments of commercial, industrial and telecommunications products, reflecting the Company's effort to shift toward these markets and the increase of demand in the electronics industry in general.

     Gross profit increased $13,357,000 to $35,795,000 for the current fiscal year from $22,438,000 for the prior year. In fiscal year 1994, cost of sales included a $7,258,000 reduction in the carrying values of certain military and non-military related inventories to reflect their estimated net realizable values (see further discussion under Results of Operations for the Fiscal Year 1994 Compared to the Fiscal Year 1993). Without this reduction, gross profit for fiscal year 1994 would have been $29,696,000, or 25% of sales compared to 27% for the current fiscal year. The remaining increase in gross profit as a percentage of sales in fiscal year 1995 compared to fiscal year 1994 was primarily due to higher absorption of fixed overhead costs as a result of increased production.

     General and administrative expenses for fiscal year 1995 increased $2,038,000; however, general and administrative expenses as a percentage of revenue have remained relatively consistent at 9% for fiscal year 1995 and 1994.

     The effective income tax (benefit) rates of 41% and (39%) for the fiscal year 1995 and 1994, respectively, are the combined results of income taxes (benefits) computed on foreign and domestic income (loss).

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1994 COMPARED TO THE FISCAL YEAR 1993.
--------------------------------------------------------------------------------

     During the fourth quarter of fiscal year 1994, the Company determined that it should reduce the carrying value of military related inventories and other assets and certain non-military related assets by $9,973,000 where there had been a permanent reduction of their value. A major portion of these charges directly resulted from changes in military procurement policies and practices which called for the use of commercial products instead of a mandatory use of Military Standard parts. Management believed this action to be necessary due to Department of Defense announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. These changes in DOD policy created uncertainties as to the future level of the Company's defense related business. Consequently, the Company conducted a revaluation of its military related inventory and related assets used in the more complex military standard parts production, and has revalued these assets to reflect their estimated net realizable values on the basis of projected utilization and market value. In addition, the carrying values of certain other non-military related assets were reduced to reflect their estimated net realizable values. These reductions of carrying values of other non-military assets related principally to (1) a dispute, which arose in the fourth quarter, relating to inventories previously on consignment and a related note receivable, (2) a purchase offer received in the fourth quarter for a building the Company offered for sale in 1994, and (3) a reduction in the net realizable values of certain inventories and investments. Of the $9,973,000 non-cash charge, approximately $7,258,000 related to the reductions in the carrying values of military and non-military related inventories which was charged to cost of sales in fiscal 1994. The remaining amount of the non-cash charge of $2,715,000 comprised reductions in carrying values of other military and non-military related assets which has been included as a component of operating expenses in fiscal year 1994. (See Note 5 to the Consolidated Financial Statements).

     The one week difference between fiscal years 1994 (52 weeks) and 1993 (53 weeks) did not have a significant impact on the results of operations of the Company.

     Net sales for 1994 decreased to $119,230,000 or 4% from $123,816,000 for fiscal year 1993. The decrease of $4,586,000 was primarily due to $4,435,000 from the businesses that were sold in fiscal year 1993, $3,095,000 from the business that was sold in the fiscal year 1994 and partially offset by an increase of $2,944,000 from the continuing businesses.

     Gross profit decreased $6,291,000 or 22% to $22,438,000 for the fiscal year 1994 from $28,729,000 for the prior year. The decrease in gross profit resulted principally from the reduction, during the fourth quarter of fiscal 1994, in the carrying values of military and certain non-military related inventories of $7,258,000 to reflect their net realizable values (see further discussion above) and a decrease of $1,131,000 from the business that was sold in the fiscal year 1994. These decreases were partially offset by the elimination of $631,000 in gross losses from the businesses sold during fiscal year 1993 and an increase of $1,467,000 due to increased sales from the continuing businesses.

     Recurring operating expenses for fiscal year 1994 decreased $2,074,000, compared to fiscal year 1993. The decrease was due to the elimination of $1,244,000 of expenses incurred by the businesses that were sold in fiscal years 1993 and 1994 and to a decrease of $830,000 from continuing businesses primarily due to a continuing effort to contain expenses.

     Interest expense decreased $682,000 for the fiscal year 1994 compared to the prior fiscal year. This decrease was due to lower borrowings during 1994 as compared to 1993.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

       Microsemi Corporation, Index to Financial Statements
       ----------------------------------------------------

     1.   Consolidated Financial Statements                                           Page
          ---------------------------------                                           ----
          Report of Independent Accountants                                            16

          Consolidated Balance Sheets at October 1, 1995 and October 2, 1994           17

          Consolidated Statements of Operations for each of the three fiscal years
          in the period ended October 1, 1995                                          18

          Consolidated Statements of Stockholders' Equity for each of the three
          fiscal years in the period ended October 1, 1995                             19

          Consolidated Statements of Cash Flows for each of the three fiscal years
          in the period ended October 1, 1995                                          20

          Notes to Consolidated Financial Statements                                   21

     2.   Financial Statement Schedules
          -----------------------------

          Schedules for the fiscal years ended October 1, 1995, October 2, 1994 and October 3,
          1993.

          Schedules
          ---------


               VIII -    Valuation and Qualifying Accounts                             37

               IX   -    Short Term Borrowings                                         38

               X    -    Supplementary Income Statement Information                    39

          Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------



To the Board of Directors
and Stockholders of
Microsemi Corporation

In our opinion, the consolidated financial statements and financial statement schedules listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 1, 1995 and October 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1993.






PRICE WATERHOUSE LLP
Costa Mesa, California
December 13, 1995

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              (amounts in 000's)

                                                                                    October 1,          October 2,
ASSETS                                                                                 1995                1994
                                                                                       ----                ----
Current assets
  Cash and cash equivalents                                                        $   3,965           $   3,994
  Accounts receivable, less allowance for doubtful accounts of
    $2,018 in 1995 and $2,173 in 1994                                                 20,191              17,772
  Inventories                                                                         43,281              40,058
  Deferred income taxes                                                                5,471               4,076
  Other current assets                                                                 4,375               1,197
                                                                                     -------             -------
TOTAL CURRENT ASSETS                                                                  77,283              67,097
                                                                                     -------             -------

Property and equipment, net                                                           23,602              24,217
                                                                                     -------             -------
Deferred income taxes                                                                    569               1,725
                                                                                     -------             -------
Other assets                                                                           3,361               7,110
                                                                                     -------             -------
                                                                                   $ 104,815          $  100,149
                                                                                     =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to bank and others                                                 $   4,561          $    9,584
  Current maturities of long-term debt                                                 2,328               3,578
  Accounts payable and accrued liabilities                                            19,952              16,879
  Income taxes payable                                                                 4,016               1,212
  Deferred income taxes                                                                  712                 716
                                                                                     -------             -------
TOTAL CURRENT LIABILITIES                                                             31,569              31,969
                                                                                     -------             -------

Deferred income taxes                                                                  1,864               1,568
                                                                                     -------             -------
Long-term debt                                                                        48,158              50,568
                                                                                     -------             -------
Other long-term liabilities                                                            2,114               1,256
                                                                                     -------             -------
Commitments and contingencies (Notes 8 & 10)

Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares; issued
        7,789 in 1995 and 7,595 in 1994                                                1,558               1,519
  Capital in excess of par value of stock                                             14,644              14,397
  Retained earnings (accumulated deficit)                                              4,908              (1,128)
                                                                                     -------             -------
TOTAL STOCKHOLDERS' EQUITY                                                            21,110              14,788
                                                                                     -------             -------
                                                                                   $ 104,815          $  100,149
                                                                                     =======             =======

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in 000's, except earnings per share)

    For each of the three fiscal years in the period ended October 1, 1995

                                                                           1995             1994        1993
                                                                           ----             ----        ----
Net sales                                                              $ 133,881       $  119,230  $  123,816
Cost of sales                                                             98,086           96,792      95,087
                                                                         -------         --------   ---------
      GROSS PROFIT                                                        35,795           22,438      28,729
                                                                         -------         --------   ---------
Operating expenses
  Selling                                                                  7,864            7,450       7,796
  General and administrative                                              12,201           10,163      11,572
  Amortization of goodwill and other intangible assets                       214              251         570
  Reduction in carrying value of assets                                        -            2,715          -
                                                                         -------         --------   ---------
      TOTAL OPERATING EXPENSES                                            20,279           20,579      19,938
                                                                         -------         --------   ---------

      INCOME FROM OPERATIONS                                              15,516            1,859       8,791
                                                                         -------         --------   ---------
Other income (expense)
  Interest expense, net                                                   (5,022)          (5,094)     (5,817)
  Others                                                                    (234)            (282)       (144)
                                                                         -------         --------   ---------
      TOTAL OTHER EXPENSE                                                 (5,256)          (5,376)     (5,961)
                                                                         -------         --------   ---------

Earnings (loss) before income taxes and
   cumulative effect of accounting change                                 10,260           (3,517)      2,830

Provision (benefit) for income taxes                                       4,207           (1,387)      1,067
                                                                         -------         --------   ---------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                    6,053           (2,130)      1,763
Cumulative effect of change in the method of accounting
  for income taxes                                                             -                -       1,250
                                                                         -------         --------   ---------
NET EARNINGS (LOSS)                                                    $   6,053       $   (2,130) $    3,013
                                                                         =======         ========   =========
PRIMARY EARNINGS (LOSS) PER SHARE
 Earnings (loss) before cumulative effect of accounting change          $    .74        $    (.28)    $   .23
                                                                            ====             ====        ====
 Net earnings (loss)                                                    $    .74        $    (.28)    $   .39
                                                                            ====             ====        ====
FULLY DILUTED EARNINGS (LOSS) PER SHARE
 Earnings (loss) before cumulative effect of accounting change          $    .62        $    (.28)    $   .21
                                                                            ====             ====        ====
 Net earnings (loss)                                                    $    .62        $    (.28)    $   .35
                                                                            ====             ====        ====

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (amounts in 000's)

    For each of the three fiscal years in the period ended October 1, 1995

                                                                          Capital in           Retained
                                       Common Stock                        excess of           earnings
                                       ------------                        par value       (accumulated
                                    Shares               Amount            of stock            deficit)              Total
                                    ------               ------            --------            --------              -----
BALANCE AT SEPTEMBER 27, 1992         7,518             $ 1,504            $ 14,253          $  (1,999)          $  13,758

 Net income                               -                   -                   -              3,013               3,013
 Exercise of employee stock options      30                   6                  65                 -                   71
 Currency translation loss                -                   -                   -                 (7)                 (7)
                                      -----               -----              ------             -------            --------
BALANCE AT OCTOBER 3, 1993            7,548             $ 1,510            $ 14,318          $   1,007           $  16,835

 Net loss                                 -                   -                   -             (2,130)             (2,130)
 Exercise of employee stock options      47                   9                  79                  -                  88
 Currency translation loss                -                   -                   -                 (5)                 (5)
                                      -----               -----              ------             -------            --------
BALANCE AT OCTOBER 2, 1994            7,595             $ 1,519            $ 14,397          $  (1,128)          $  14,788

 Net income                               -                   -                   -              6,053               6,053
 Exercise of employee stock options     194                  39                 247                  -                 286
 Currency translation loss                -                   -                   -                (17)                (17)
                                      -----               -----              ------             -------            --------
BALANCE AT OCTOBER 1, 1995            7,789             $ 1,558            $ 14,644          $   4,908           $  21,110
                                      =====               =====              ======              =====              ======

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in 000's)

    For each of the three fiscal years in the period ended October 1, 1995

                                                                                1995           1994           1993
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       $    6,053     $   (2,130)     $   3,013
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
    Cumulative effect of change in method of accounting for income
     taxes                                                                         -              -         (1,250)
    Depreciation and amortization                                              3,888          4,491          5,246
    Allowance for doubtful accounts                                             (155)           290            582
    Reserve on notes receivable and other assets                               1,070              -            418
    Reduction in carrying value of assets                                          -          9,973              -
    Loss on disposition of assets                                                354             75            320
    Deferred income taxes                                                         53         (1,762)          (219)
    Translation loss on foreign currency                                         (17)            (5)            (7)
    Change in assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable                                                   (2,264)          (929)         1,416
        Inventories                                                           (3,223)        (3,036)           448
        Other current assets                                                    (536)          (271)            51
        Other assets                                                             490            455          1,487
        Accounts payable and accrued liabilities                               3,073            767         (1,767)
        Income taxes payable                                                   2,804           (937)           966
        Other long-term liabilities                                              938              -         (2,103)
                                                                              ------          -----        --------
         Net cash provided from operating activities                          12,528          6,981          8,601
                                                                              ------          -----        --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Additions to property and equipment                                          (3,765)        (2,522)        (3,839)
 Proceeds from sales of assets                                                     -            200            337
 Increase in other assets                                                       (315)             -            (85)
                                                                              ------          -----        --------
           Net cash used for investing activities                             (4,080)        (2,322)        (3,587)
                                                                              ------          -----        --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in notes payable to bank and others                                 (5,023)          (442)        (3,694)
 Proceeds from long-term debt                                                    988          3,117              -
 Reduction of long-term debt                                                  (4,648)        (5,419)        (1,767)
 Decrease in other long-term liabilities                                         (80)           (89)             -
 Exercise of employee stock options                                              286             88             71
                                                                              ------          -----        --------
           Net cash used for financing activities                             (8,477)        (2,745)        (5,390)
                                                                              ------          -----        --------
Net increase (decrease) in cash and cash equivalents                             (29)         1,914           (376)
Cash and cash equivalents at beginning of year                                 3,994          2,080          2,456
                                                                              ------          -----        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    3,965     $    3,994     $    2,080
                                                                              ======         ======         ======


       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

The Company designs and manufactures a broad line of discrete semiconductors and other electronic component products and provides related services principally for military, aerospace, medical, computer, telecommunications and other electronics markets. Major products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes and a family of subminiature high power transient suppressor diodes.

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. The three fiscal years in the period ended October 1, 1995 consisted of fifty-two weeks in 1995 and 1994, and fifty-three weeks in 1993.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Microsemi Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method except for inventories at the Scottsdale, Arizona subsidiary, for which cost is determined using the last-in, first-out method (see Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives or leasehold periods, as appropriate. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

Income Taxes
------------

Effective September 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. See further discussion under Note 7.

Investments
-----------

The Company's investment in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Earnings Per Share
------------------

Earnings per common and common equivalent share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options are included as common stock equivalents when the effect on earnings per share is dilutive. Earnings per share for the fully diluted basis have been computed, when the result is dilutive, based on the assumption that the convertible subordinated debentures had been converted to common stock at the date of issuance, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

The weighted average number of primary common and common equivalent shares was 8,213,000 in 1995, 7,573,000 in 1994 and 7,753,000 in 1993. Shares for the
computation of fully diluted earnings per share were 11,861,000 in 1995, 7,573,000 in 1994 and 9,043,000 in 1993.

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition, are amortized on a straight-line basis over periods not exceeding ten years.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade receivables. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 20%, 17% and 12% of net sales for fiscal years 1995, 1994 and 1993, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Reclassifications
-----------------

Certain fiscal year 1994 and 1993 balances have been reclassified to conform to fiscal year 1995 presentation.

2.   INVENTORIES

Inventories used in the computation of cost of goods sold were:

                                       October 1,     October 2,        October 3,
                                         1995           1994              1993
                                         ----           ----              ----
                                                 (amounts in 000's)
Raw materials                          $10,367        $ 9,306           $10,101
Work in process                         20,847         18,678            21,264
Finished goods                          12,067         12,074            13,333
                                        ------         ------            ------
                                       $43,281        $40,058           $44,698
                                        ======         ======            ======

Inventories in the amount of $8,043,000 at Microsemi Scottsdale are stated at cost under the last-in, first-out (LIFO) method. Had the first-in, first-out method been used, total inventories would have been approximately $100,000, $1,100,000 and $1,400,000 higher at each fiscal year end for 1995, 1994 and 1993, respectively. The LIFO valuation method had the effect of increasing gross profit by $1,000,000, $300,000 and $1,100,000 in fiscal years 1995, 1994 and
1993, respectively.

3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                           October 1,     October 2,
                                          Asset Life          1995          1994
                                          ----------          ----          ----
                                                               (amounts in 000's)
Buildings                                20-40 years       $ 15,951        $ 15,372
Property and equipment                    3-10 years         28,552          28,340
Furniture and fixtures                    5-10 years            961             926
Leasehold improvements                 Life of lease          1,336           2,005
                                                            -------         -------
                                                             46,800          46,643
Accumulated depreciation                                    (28,442)        (26,559)
Land                                                          3,641           3,641
Construction in progress                                      1,603             492
                                                            -------         -------
                                                           $ 23,602        $ 24,217
                                                            =======         =======

Depreciation expense was $3,674,000, $4,238,000 and $4,644,000 in fiscal years 1995, 1994 and 1993, respectively.

At October 1, 1995, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and building of the Microsemi Colorado subsidiary were pledged to the City of Broomfield, Colorado under the provisions of the loan agreement with the Colorado Industrial Development Authority. The buildings in Watertown,

Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement.

4.   OTHER ASSETS

Other assets consisted of the following:

                                                   October 1,      October 2,
                                                      1995            1994
                                                      ----            ----
                                                       (amounts in 000's)
Investments in unconsolidated affiliates             $  303          $1,042
Deferred financing expenses, net                      1,523           1,303
Cash surrender value of life insurance                  344             312
Goodwill and other intangible assets, net                96             143
Notes receivable                                        289           2,521
Collateralized notes receivable                         598           1,599
Others                                                  208             190
                                                      -----           -----
                                                     $3,361          $7,110
                                                      =====           =====

Accumulated amortization for deferred financing expenses, goodwill and other intangible assets amounted to $2,293,000 and $2,093,000 as of October 1, 1995 and October 2, 1994, respectively.

As of October 1, 1995, Microsemi has a loan of $598,000 to an unaffiliated company collateralized by its property interest in a building in Allen, Texas.

5.   REDUCTION IN CARRYING VALUE OF ASSETS

In September 1994, the Company recorded a charge to reduce the carrying value of military related inventories and other assets and certain non-military related assets where there has been a permanent reduction in value.

The charge comprised the following components (amounts in 000's):

                                                 Fiscal Year
                                                       Ended
     Military related assets                 October 2, 1994
                                             ---------------
     Inventories                                     $ 5,995
     Other assets                                        558
     Equipment                                           507
                                                       -----
                                                       7,060
                                                       -----
     Non-military related assets

     Inventories                                       1,263
     Other assets                                      1,250
     Building                                            400
                                                       -----
                                                       2,913
                                                       -----

        Total                                        $ 9,973
                                                       =====

A major portion of these charges directly resulted from Department of Defense
(DOD) announcements of major changes in defense procurement policy which included official notification, on August 22, 1994, of DOD acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. These changes in DOD procurement policies required the Company to conduct a revaluation of its military related inventory and other assets used in the more complex military standard parts production, resulting in a revaluation of these assets to reflect their estimated net realizable values on the basis of projected utilization and market value.

In addition, the carrying values of certain other non-military related assets were reduced to reflect their estimated net realizable values. These reductions of carrying values related principally to (1) a dispute, which arose in the fourth quarter, relating to inventories previously on consignment and a related note receivable, (2) a purchase offer received in the fourth quarter for a building the Company offered for sale in 1994, and (3) a reduction in the net realizable values of certain inventories and investments.

The reductions in the carrying values of inventories totaling $7,258,000 were charged to cost of sales in fiscal year 1994. The remaining charge for the reduction in carrying values of the other assets totaling $2,715,000 was included as a component of operating expenses in fiscal year 1994.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of:

                                                      October 1,      October 2,
                                                         1995            1994
                                                         ----            ----
                                                          (amounts in 000's)
Accounts payable                                      $  6,774        $  4,596
Accrued payroll, vacation and related taxes              8,392           6,570
Other accrued expenses                                   4,786           5,713
                                                        ------           -----
                                                      $ 19,952        $ 16,879
                                                        ======          ======

7.   INCOME TAXES

Pretax income (loss) from continuing operations was taxed under the following jurisdictions:

                                       For each of the three fiscal years in
                                         the period ended October 1, 1995
                                         --------------------------------
                                           1995         1994        1993
                                           ----         ----        ----
                                                 (amounts in 000's)
Domestic                                $  7,750     $ (4,188)    $ 1,559
Foreign                                    2,510          671       1,271
                                          ------       ------       -----

Total                                   $ 10,260     $ (3,517)    $ 2,830
                                          ======       ======       =====

The provision (benefit) for income taxes consisted of the following components:

                                       For each of the three fiscal years in
                                         the period ended October 1, 1995
                                         --------------------------------
                                           1995         1994        1993
                                           ----         ----        ----
                                                 (amounts in 000's)
Current
 Federal                                 $ 3,295     $     92     $   235
 State                                       293           20         205
 Foreign                                     566          263         346
Deferred                                      53       (1,762)        281
                                           -----       ------       -----
                                         $ 4,207     $ (1,387)    $ 1,067
                                           =====       ======       =====

During fiscal year 1993 the Company adopted SFAS 109 which requires that the tax benefits of all deductible temporary differences and loss carryforwards existing at the beginning of the fiscal year be recognized at current enacted tax rates. The cumulative effect of adopting this standard increased fiscal 1993 net income by $1,250,000.

Deferred tax assets (liabilities) comprise the following:

                                                    October 1,   October 2,
                                                      1995          1994
                                                      ----          ----
                                                       (amounts in 000's)
Accounts receivable                              $      698     $      788
Inventories                                           1,118          1,539
Other assets                                          1,949          1,682
Fixed asset bases                                       441            967
Accrued employee benefit expenses                     2,216          1,732
Accrued other expenses                                1,195            668
Loss and credit carryforwards                         1,227          1,899
                                                    -------        -------

Gross deferred tax assets                             8,844          9,275
                                                    -------        -------

Deferred tax asset valuation allowance               (2,804)        (2,804)
                                                    -------        -------

Inventory bases                                        (712)          (780)
Depreciation                                         (1,672)        (2,174)
Other                                                  (192)             -
                                                    -------        -------

Gross deferred tax liabilities                       (2,576)        (2,954)
                                                    -------        -------
                                                 $    3,464     $    3,517
                                                    =======        =======

The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                                       For the three fiscal
                                                    years in the period ended
                                                         October 1, 1995
                                                         ---------------
                                                    1995      1994     1993
                                                    ----      ----     ----
                                                      (amounts in 000's)
Tax computed at statutory rate                  $   3,488  $(1,196)  $   962
State taxes, net of federal benefit                   655     (220)      177
Tax effect of earnings of foreign subsidiaries       (853)    (347)     (521)
Effect of differences between tax bases and
 book bases of assets acquired                          -        -       134
Foreign taxes                                         566      263       346
Other differences, net                                351      113       (31)
                                                  -------   ------    ------
                                                $   4,207  $(1,387)  $ 1,067
                                                  =======   ======    ======

The Company has the following tax loss carryforwards available as of October 1, 1995:

                                                   Amount   Expiration Date
                                                   ------   ---------------
                                                     (amounts in 000's)

Purchased net operating loss carryforwards        $   1,168      2003
Capital loss carryforwards                        $   2,317      1996

Tax benefits realized in future periods from the purchased net operating losses will be reflected as adjustments to goodwill and other intangible assets which were recorded at the time of the acquisition of the related subsidiaries. All or a portion of the capital loss carryforward amount may be utilized to offset future capital gains.

No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 1995, the undistributed earnings aggregated approximately $11,770,000.

8.   DEBT

Long-term debt consisted of:                                    October 1,     October 2,
                                                                  1995           1994
                                                                  ----           ----
                                                                   (amounts in 000's)
Industrial Development Bond-bearing interest at
 7.875% due May 2000; secured by first deed of trust            $  2,905       $  3,075

Industrial Development Bond-bearing interest at 6.75%
 due February 2005; secured by first deed of trust                 5,350          5,700

Convertible Subordinated Debentures-bearing interest
 at 5.875% due 2012                                               33,281         33,281

Convertible Subordinated Notes-bearing interest
 at 10% due 1999                                                   2,000          2,000

Notes payable-bearing interest at ranges of 5 - 13%
 due between October 1995 and July 2002                            6,950         10,090
                                                                  ------         ------
                                                                  50,486         54,146
Less current portion                                              (2,328)        (3,578)
                                                                  ------         ------
                                                                $ 48,158       $ 50,568
                                                                  ======         ======

Sinking fund payment requirements under the Industrial Development Bonds, and other long-term debt maturities, including the current portion, during the next five years are as follows (amounts in 000's):

                           1996            $  2,328
                           1997               1,479
                           1998               2,869
                           1999               3,114
                           2000               2,643
                           Thereafter        38,053
                                             ------
                                           $ 50,486
                                             ======

The Company has a $5,557,000 letter of credit which has been issued by a major domestic bank to secure payment of principal and interest on the City of Santa Ana Industrial Development Revenue Bond. An annual commitment fee of 1.9% is charged on the letter of credit. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, February 1, 1997 and February 1, 1998 totaling $1,050,000 to ensure the availability of funds for the payment of principal scheduled for February 1, 1998. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at October 1, 1995.

In February 1987 the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures are convertible into common stock at $13.55 per share. As of March 1, 1989 they have become redeemable at 104.7% of par plus accrued interest, declining annually to par on March 1, 1997. Deferred debt issuance costs of $1,023,000 are included in other assets and are being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased a total of $6,969,000 of these debentures to take advantage of favorable market conditions.

The Company maintains a revolving credit facility with a domestic bank which will continue through July 1996. Under the credit facility the Company can borrow up to $20,000,000. The credit line has an interest rate of prime plus
1 1/2%. Funds availability is determined by set percentages of certain accounts receivable and inventory balances at certain of the Company's operations and borrowings are secured by substantially all of the assets of the Company. At October 1, 1995, the balance on this credit facility amounted to $4,410,000 ($11,234,000 at October 2, 1994) including $534,000 ($2,022,000 at October 2,
1994) in term loans.

In October 1989, the Company obtained a $10,000,000 five year, fully amortizing term loan with a bank having monthly principal and interest payments of $219,000 per month. In March of 1994, the Company refinanced the remaining balance of this loan of $1,948,000 with a term loan under its line of credit. This loan was fully repaid in July of 1995.

In June 1992, the Company obtained $2,000,000 from an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. The related $2,000,000 of 10% convertible debentures are due in 1999 and convertible into common stock at $1.875 per share.

Notes payable to bank and others at October 1, 1995 included a demand note payable to the former owner of the Bombay, India facility for $53,000 ($53,000 at October 2, 1994) and $598,000 ($162,000 at October 2, 1994) due to a
financial institution in Ireland under an accounts receivable discounting agreement. In December 1991, the subsidiary in Hong Kong consolidated and refinanced its debt with a five year term loan. At October 1, 1995 the loan balance amounted to $385,000 ($693,000 at October 2, 1994).

9.   STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options
-------------

Under the terms of an incentive stock option plan adopted in fiscal year 1982 and amended in fiscal year 1985, nontransferable options to purchase common stock may be granted to certain key employees. 750,000 shares have been reserved for issuance under the terms of the plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

In December 1986, the Board of Directors adopted another incentive stock option plan (The 1987 Plan) which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of October 1, 1995, only options have been granted under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

In August 1989, the Board of Directors approved a plan whereby if an employee so elects, his/her current stock option agreement would be amended to reduce the original number of stock options to be granted to one-half, and to reduce the option price to the average of the closing prices of the Company's common stock over the two week period following August 30, 1989. The exercise date for the options remained unchanged. Under this plan, 173,625 stock options were canceled at prices ranging from $5.625 to $10.625 per share and the respective option price was reduced to $2.70 per share.

At their annual meeting on February 25, 1994, the shareholders approved several amendments to the 1987 Plan which 1) extend its termination date to December 15, 2000; 2) increase initially from 750,000 to 850,000 the number of shares available for grants; 3) increase on the first day of each fiscal year, the number of shares available for grant in increments of 2% of the Company's issued and outstanding shares of common stock; 4) set a limit on the number of options or shares which may be granted to any one individual in any year; 5) eliminate limitations on the Board of Directors' designating one or more committees of any size or composition to administer the 1987 Plan; and 6) provide for automatic grants of stock options to non-employee directors.

Activity and price information regarding the plans are as follows:

                                                       Stock Options
                                                       -------------
                                                   Shares  Price Range
                                                   ------  -----------

Outstanding September 27, 1992                    702,025  $1.000 - $2.750

  Granted                                          10,000  $5.625
  Exercised                                       (30,500) $1.000 - $2.750
  Expired or canceled                             (26,750) $1.000 - $2.750
                                                 --------

Outstanding October 3, 1993                       654,775  $1.000 - $5.625

  Granted                                         179,500  $3.875 - $5.000
  Exercised                                       (46,123) $1.000 - $5.000
  Expired or canceled                             (21,750) $1.000 - $2.750
                                                 --------

Outstanding October 2, 1994                       766,402  $1.000 - $5.625
                                                 --------
  Granted                                         156,800  $2.000 - $5.000
  Exercised                                      (194,629) $1.000 - $5.000
  Expired or canceled                             (12,300) $1.000 - $5.000
                                                 --------

Outstanding October 1, 1995                       716,273  $1.000 - $5.625
                                                 ========

Stock options exercisable were 414,264, 469,202 and 394,757 at October 1, 1995, October 2, 1994 and October 3, 1993, respectively. Remaining shares available for grant at October 1, 1995, October 2, 1994 and October 3, 1993 under the plans were 175,816, 176,725 and 256,225, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements. Annual contributions to the plan are determined by the Board of Directors. Total employee benefit charges to income amounted to approximately $2,882,000, $2,059,000, and $1,744,000 in fiscal years 1995, 1994 and 1993, respectively. Portions of the profit sharing plan are deferred for payment to participating employees based upon various minimum requirements through the Microsemi Corporation Employee Stock Ownership Plan
(ESOP) and the Microsemi Corporation Deferred Profit Sharing/Savings Plan (401(k) Plan). A brief description of each deferred plan follows:

ESOP
----

The plan's trust was authorized to invest primarily in the Company's common stock and debentures. The trust acquired 15,100 shares of common stock on the open market in fiscal year 1993. No shares were purchased in fiscal years 1994 and 1995. In December 1993, the Board of Directors decided to terminate the plan. Upon receipt of the termination approval from the Internal Revenue Service, the assets of the plan were distributed to the participants in fiscal year 1995.

401(k) Plan
-----------

Participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed approximately $583,000, $338,000 and $245,000 to this plan during fiscal years 1995, 1994 and
1993, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994 the Company adopted a supplemental retirement plan which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. At October 1, 1995 and October 2, 1994 the Company's estimated liability for the plan was $1,406,000 and $1,041,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company occupies premises under operating lease agreements expiring through 2006. Aggregate future minimum rentals payable under these leases are (amounts in 000's):

                             1996         $    977
                             1997              899
                             1998              881
                             1999              851
                             2000              873
                             Thereafter      5,581
                                            ------
                                          $ 10,062
                                            ======

Rental expense charged to income was $1,472,000 in fiscal year 1995, $1,297,000 in fiscal year 1994 and $1,814,000 in fiscal year 1993. The aforementioned amounts are net of sublease income amounting to $145,000 and $117,000 in fiscal years 1995 and 1993, respectively. The Company had no sublease income in fiscal year 1994.

In July 1994, the Company received a letter from the State of Washington Department of Ecology stating that it proposed finding the Company a potentially liable party for alleged contamination of real property and ground water in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the contaminates or arranged with a transporter for the disposal or treatment of the contaminates in Yakima County. The Company disputes the proposed finding of potential liability status.

In Broomfield, Colorado, an owner of property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of the Yakima, Washington and Broomfield, Colorado environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commerical transactions, contracts, and environmental matters. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

11.  DISPOSITIONS

In October 1992, the Company sold the net assets of Hybritek, a subsidiary of Sertech Labs, Inc. for $70,000 in cash; in November 1992, the Company sold Microsemi Assembly and Test, Inc. for $25,000 in cash and a $22,000 short-term note receivable; in June, 1993, the Company sold the assets of Micro-CeramX, a manufacturer of ceramic chip capacitors for $100,000 in cash and a $740,000 note receivable, and Bikor, a manufacturer of switching power supplies for $180,000 in cash plus notes receivable and certain contingent payments.

On June 8, 1994, the Company completed a transaction with Technology Marketing Incorporated (TMI) to dispose of substantially all of the assets of Omni Technology, Corporation (Omni), a wholly owned subsidiary of the Company. The Company received $200,000 cash, a $300,000 term note receivable, $2,000,000 in 4% redeemable preferred stock, and a warrant to purchase up to 250,000 shares of TMI's common stock at $1.00 per share. The preferred stock is subject to mandatory redemption over a period of between 10 to 20 years based upon the achievement of certain performance objectives by TMI. No gain or loss was recognized on the transaction.

The Company received no payments from TMI during fiscal year 1995. The Company repossessed certain assets from TMI in June 1995 and sold a substantial portion of these repossessed assets at an auction in October 1995. A reserve has been established at October 1, 1995 to state the remaining assets at their estimated net realizable values.

12.  GEOGRAPHIC AREAS

The following table presents sales, income from operations and identifiable assets and liabilities by geographic areas for fiscal years 1995, 1994 and 1993:

                          SALES TO    INCOME (LOSS)
                        UNAFFILIATED      FROM
 GEOGRAPHIC AREAS        CUSTOMERS     OPERATIONS     ASSETS - LIABILITIES
 ----------------        ---------     ----------     ------   -----------

                                   (amounts in 000's)

1995:

   UNITED STATES          $  120,263     $  13,050   $   91,031   $  79,978
   EUROPE                     12,725         1,348        6,460       2,602
   ASIA                          893         1,118        7,324       1,125
                             -------        ------      -------      ------

     TOTAL                $  133,881     $  15,516   $  104,815   $  83,705
                             =======        ======      =======      ======

1994:

   UNITED STATES          $  111,408     $     769   $   88,845   $  82,280
   EUROPE                      7,218         1,308        4,968       1,944
   ASIA                          604          (218)       6,336       1,137
                             -------        ------      -------      ------

     TOTAL                $  119,230     $   1,859   $  100,149   $  85,361
                             =======        ======      =======      ======

1993:

   UNITED STATES          $  117,059     $   7,022   $   94,170   $  84,599
   EUROPE                      6,071           880        4,173       2,214
   ASIA                          686           889        7,126       1,821
                             -------        ------      -------      ------

     TOTAL                $  123,816     $   8,791   $  105,469   $  88,634
                             =======        ======      =======      ======

13.  STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

                                                     For the three fiscal
                                                     years in the period
                                                    ended October 1, 1995
                                                    ---------------------

Supplementary information:                       1995       1994       1993
                                                 ----       ----       ----
                                                     (amounts in 000's)
Cash paid during the year for:
   Interest                                   $  6,184   $  4,867   $  5,383
                                                 =====      =====      =====
   Income taxes                               $  1,350   $  1,269   $    444
                                                 =====      =====      =====


14.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to cost of sales and expenses were $755,000, $922,000 and $828,000, for the fiscal years 1995, 1994 and 1993, respectively.

15.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected financial data are as follows:

                                               Quarters ended in fiscal year 1995
                                               ----------------------------------
                                         (amounts in 000's, except earnings per share)

                                         January 1,    April 2,     July 2,      Oct. 1,
                                            1995         1995        1995         1995
                                            ----         ----        ----         ----
Net sales                                 $27,657      $32,441      $36,138      $37,645

Gross profit                              $ 7,004      $ 8,114      $ 9,602      $11,075

Net earnings                              $ 1,013      $ 1,348      $ 1,698      $ 1,994

Primary earnings per share                $  0.13      $  0.17      $  0.21      $   .24

Fully diluted earnings per share          $  0.12      $  0.15      $  0.17      $   .20

                                               Quarters ended in fiscal year 1994
                                               ----------------------------------
                                         (amounts in 000's, except earnings per share)

                                         January 2,    April 3,     July 3,      Oct. 2,
                                            1994         1994        1994         1994
                                            ----         ----        ----         ----
Net sales                                 $ 26,929     $30,705      $30,336      $31,260

Gross profit (loss)                       $ 6,792      $ 7,834      $ 7,898      $   (86)

Net earnings (loss)                       $   531      $   790      $ 1,096      $(4,547)

Primary earnings (loss) per share         $  0.07      $  0.10      $  0.14      $  (.60)

Fully diluted earnings (loss) per share   $  0.06      $  0.09      $  0.12      $  (.60)

                    MICROSEMI CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                              (amounts in 000's)

Column A                                      Column B        Column C      Column D           Column E         Column F
--------                                      --------        --------      --------           --------         --------
                                              Balance at     Charged to      Charged        Deductions -        Balance
                                              beginning       costs and      to other          recoveries      at end of
Classification                                 of period       expenses      accounts      and write-offs         period
--------------                                 ---------       --------      --------      --------------      ---------
October 1, 1995

Allowance for doubtful accounts and
reserve for returns                            $  2,173      $      421     $       -          $    (576)    $     2,018
                                                  =====           =====         =====              =====           =====

Reserve for investments in unconsolidated
affiliates                                     $    237      $        -     $       -          $       -     $       237
                                                  =====           =====         =====              =====           =====

October 2, 1994

Allowance for doubtful accounts and
reserve for returns                            $  1,709      $      569     $       -          $    (105)    $     2,173
                                                  =====           =====         =====              =====           =====

Reserve for investments in unconsolidated
affiliates                                     $    237      $        -     $       -          $       -     $       237
                                                  =====           =====         =====              =====           =====

October 3, 1993

Allowance for doubtful accounts and
reserve for returns                            $  2,111      $      582     $     (21)         $    (963)    $     1,709
                                                  =====           =====         =====              =====           =====

Reserve for investments in unconsolidated
affiliates                                     $     19      $      218     $       -          $       -     $       237
                                                  =====           =====         =====              =====           =====

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     SCHEDULE IX - SHORT TERM BORROWINGS
                              (amounts in 000's)

Column A                                            Column B    Column C       Column D       Column E      Column F
--------                                            --------    --------       --------       --------      --------
                                                                                                            Weighted

                                                                                Maximum        Average       average
                                                                Weighted         amount         Amount      interest
                                                     Balance     average    outstanding    outstanding          rate
                                                      at end    interest         during     during the    during the
Category of aggregate short-term borrowings        of period        rate     the period      period(A)     period(B)
-------------------------------------------        ---------    --------    -----------    -----------    ----------
October 1, 1995

 Banks                                              $  4,482       15.0%       $  8,696       $  7,160         12.8%
                                                      ======       =====         ======         ======         =====
October 2, 1994

 Banks                                              $  9,386       11.1%       $ 11,754       $ 10,481          9.6%
                                                      ======       =====         ======         ======         =====
October 3, 1993

 Banks                                              $  9,927        8.8%       $ 13,884       $ 12,452          8.7%
                                                      ======       =====         ======         ======         =====


(A) The average amount outstanding during the period was determined by dividing the total of the month end amounts outstanding by the number of months.

(B) The weighted average interest rate during the period was determined by dividing the total amount of interest paid during the period by the average amount outstanding during the period.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Column A                                                                       Column B
--------                                                                       --------

                                                                     Charges to cost and expenses
                                                                     ----------------------------
Items                                                                      Fiscal years ended
-----                                                           --------------------------------------
                                                                            (amounts in 000's)
                                                                October 1,       October 2,    October 3,
                                                                  1995             1994           1993
                                                                  ----             ----           ----
Maintenance and repairs                                         $  1,602        $  1,636       $  1,876
                                                                   =====           =====          =====

Depreciation and amortization
of intangible assets and deferred credits                       $    214        $    251       $    570
                                                                   =====           =====          =====

Taxes other than payroll
and income taxes                                                $    705        $    876       $  1,159
                                                                   =====           =====          =====

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------

          None



                                   PART III
                                   --------

Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended October 1, 1995. The information required by those Items is set forth in that certain proxy statement and such information is incorporated in this Form 10-K.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

  (a)       1.  Financial Statements.  See Index under Item 8.

            2.  Financial Statement Schedules.  See Index under Item 8.

            3.  Exhibits:

            The exhibits which are filed with this report are listed in the
            Exhibit Index.

  (b)       Reports on Form 8-K.

            The following reports on Form 8-K were filed by the Company during the fiscal quarter ended October 1, 1995:

            The unaudited proforma condensed consolidated statement of operations of Microsemi Corporation and subsidiaries for the fiscal year ended October 2, 1994 reflecting the disposition of Omni Technology Corporation as it had taken place on October 3, 1993.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MICROSEMI CORPORATION

                                 By /s/DAVID R. SONKSEN
                                    --------------------------------
                                    David R. Sonksen, Vice-President
                                    Finance



Dated:  December 21, 1995

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

     3.   Exhibits.

               EXHIBIT INDEX

                                                           Sequential
Exhibit                                                       Page
Number         Description                                           Number

2.1 Agreement for Purchase and Sale of Omni Assets dated as of May 18, 1994 between Omni Technology Corporation, a California corporation and a wholly owned subsidiary of the Registrant ("Omni"), and Technology Marketing, Incorporated, a California corporation ("TMI") including the following ancillary documents: (a) Negotiable Promissory Note dated June 2, 1994; (b) Certificate of Determination for Series A Preferred Stock of TMI filed June 8, 1994; (c) Security Agreement dated June 2, 1994; (d) Sublease dated June 2, 1994; and (e) Intercreditor and Subordination Agreement dated June 2, 1994 among Concord Growth Corporation, a California corporation, Omni, and the Registrant (Additional Schedules and Exhibits are not included pursuant to Item 601(b)(2) of Regulation S-K) (24)

3           Restated Certificate of Incorporation and Bylaws of the Registrant
          (1)

4           Form of Indenture, including form of 5 7/8% Convertible Subordinated
          Debenture due 2012 (2)

4.1 Subordinated Convertible Note Purchase Agreement dated June 26, 1992 among the Registrant and the Purchasers named therein and Exhibit A hereto, a form of Subordinated Convertible Note

10.1        1984 Incentive Stock Option Plan (as amended December 13, 1984) (3)

          10.2 Form of Incentive Stock Option Agreement pursuant to 1984 Incentive Stock Option Plan (3)

          10.3 Form of Stock Option Agreement, dated October 17, 1985, between the Registrant and members of the Registrant's Board of Directors (1)

          10.4 Limited Partnership Agreement for Testing Laboratory Limited Partnership, effective October 30, 1985, between HDJ Enterprises, Inc. (General Partner), and the Registrant, Milt D. Coggins, Jr., Dick L. Jones and Harry D. Jones (Limited Partners); Arizona Electronic Standard Laboratories, Inc. Stock Acquisition and Option Agreement dated October 30,

                    1985 among Delbert F. Serbousek and Phyllis J. Serbousek, Arizona Electronic Standards Laboratories, Inc., the Registrant and Testing Laboratory Limited Partnership; and Stock Sale and Amendment to Stock Purchase Agreement and Loan Agreement, dated October 30, 1985, among Delbert F. Serbousek and Phyllis J. Serbousek; Arizona Electronic Standard Laboratories, Inc.; and the Registrant (4)

          10.5 Credit Agreement between the Registrant and Security Pacific National Bank, dated as of September 3, 1984, and First Amendment to Credit Agreement dated as of May 1, 1985
                    (1)

          10.6 Lease dated June 29, 1982 between Ulrich Layher and MSC Phoenix, Inc. (1)

          10.7        Plan of acquisition of Bikor, Inc. (Exhibit 2.1) (5)

          10.8        Plan of acquisition of RPM, Enterprises (Exhibit 2.2) (5)

          10.9 Plan of acquisition of Surface Mounted Technology Corporation (Exhibit 2.3) (5)

          10.10 Plan of acquisition of Micro Assembly & Test, Inc. (Exhibit 2.4) (5)

          10.11 1986 Nonqualified Stock Option Plan of the Registrant (Exhibit 10.9) (5)

          10.12 Agreement between Berney Construction, Inc. and the Registrant (Exhibit 10.10) (5)

          10.13       The Registrant's 1987 Stock Plan (6)

          10.14 Indenture dated as of February 1, 1985, and related Loan Agreement and Reimbursement Agreement both dated as of February 1, 1985, relating to the Industrial Revenue Bonds issued to finance additions to the Santa Ana facility of the Registrant (2)

          10.15 Stock Sale Agreement, dated November 12, 1987 between Coors Porcelain Company and the Registrant, relating to the acquisition of Coors Components, Inc. (7)

          10.16 Press Release distributed by the Registrant on November 12, 1987, announcing the acquisition of Coors Components, Inc. (7)

          10.17 Letter Agreement dated as of September 16, 1987 by and among the Registrant, AVX Corporation ("AVX") and Vitarel Microelectronics, Inc. ("Vitarel") (7)

          10.18 Stock, Loan and Equipment Agreement dated as of November 24, 1987 by and among the Registrant, AVX and

                    Vitarel (7)

          10.19 Security and Loan Agreement dated as of November 24, 1987 by and among the Registrant, AVX and Vitarel (7)

          10.20 Press Release distributed by the Registrant on November 25, 1987, announcing the investment in Vitarel (7)

          10.21 Letter Agreement dated June 19, 1987 between Testing Laboratory Limited Partnership ("TLLP"), HDJ Enterprises, Inc. ("HDJ"), Arizona Electronic Standards Laboratories, Inc. ("AESL") and the Registrant(8)

          10.22 First Amendment to Limited Partnership Agreement for TLLP dated June 19, 1987 by and among the Registrant, Milt D.Coggins, Jr., Dick L. Jones and Harry D. Jones (8)

          10.23 Loan Agreement (Term) dated July 8, 1987 for $1,414,867 executed by the Registrant, AESL, Amerihold, Inc. and TLLP
                    (8)

          10.24 Loan Agreement (Revolving) dated July 8, 1987 for $500,000 executed by the Registrant, AESL, Amerihold, Inc. and TLLP
                    (8)

          10.25 Mutual Release and Settlement Agreement dated June 19, 1987, executed by AESL, TLLP, HDJ, the Registrant, Nancy L. Jones, Harry D. Jones, Milton D. Coggins, Jr., Dick L. Jones and The Harry D. Jones and Nancy L. Jones Revocable Trust; unexecuted by Delbert F. Serbousek, Phyllis J. Serbousek and Commercial State Bank (8)

          10.26 Deed of Trust, dated July 8, 1987, by AESL, as Trustor to Title Insurance Company of Minnesota, as Trustee for the Registrant, as Beneficiary and recorded in the Official Records of Maricopa County, Arizona, July 9, 1987 (8)

          10.27 Reorganization Agreement dated as of August 27, 1987 among the Registrant, Microsemi Test Number 3 and Omni Technology Corporation (8)

          10.28 Asset Purchase Agreement dated October 12, 1987 among Microsemi Test Equipment, Inc., a subsidiary of the Registrant, Custom Test Technologies, Inc., Stanley E. Wood, John Sullivan and Bernard Elbinger, relating to the acquisition of the assets and operations of Custom Test Technologies, Inc. (8)

          10.29 Subscription Agreement dated July 24, 1987 between the Registrant and Diodes Incorporated for the subscription of 800,000 shares of Diodes

                    Incorporated (8)

          10.30 Management and Asset Purchase Agreement dated August 7, 1987, between Microcap Corporation, a wholly-owned subsidiary of Registrant, and Cernetics Corporation (8)

          10.31 Certificate of Sale dated December 3, 1987 of BT Commercial Corporation ("BT"), and agreed to by Omni Technology Corporation, a subsidiary of the Registrant ("Omni"), relating to the sale by BT to Omni of certain assets of Pacific Reliability Corporation(8)

          10.32 Agreement of Purchase and Sale of Stock dated April 6, 1988, between General Microcircuits, Inc. and the Registrant relating to the purchase of all of the outstanding stock of General Microcircuits (9)

          10.33 Agreement of Purchase and Sale of Stock dated May 25, 1988, between Distributed Microtechnology, Inc. ("DM") and the Registrant relating to the purchase of all of the outstanding stock of DM (9)

          10.34 Assignment of Lease between DM and Westshore Enterprises assigning all interest to DM of the Lease dated February 24, 1986, between National Western -Providence Equity Fund and Westshore Enterprises, Inc. for the premises located at 1592
                    N. Batavia, Unit 7B, Orange, California (9)

          10.35 Asset Purchase and Sale Agreement dated May 31, 1988, between the Registrant and Universal Microtechnologies, Inc. for the purchase of the assets of Universal
                    Microtechnologies (9)

          10.36 Recapitalization Agreement executed on September 28, 1988, effective as of July 1, 1988, between the Registrant, AVX Corporation and Vitarel Microelectronics, Inc. regarding the recapitalization of Vitarel Microelectronics, Inc. (9)

          10.37 Stock Purchase Agreement dated as of February 17, 1989 by and between Avnet, Inc., a New York corporation, and Salem Scientific, Inc., a Microsemi Company, a Delaware corporation and a wholly-owned subsidiary of the Registrant
                    (10)

          10.38 Agreement for Purchase and Sale of Assets dated November 2, 1989 between Microsemi Corp.-Scottsdale, an Arizona corporation and Yubo International Incorporation, a California corporation (11)

          10.39 Purchase and Sale Agreement dated November 14, 1989 among Universal Microtechnologies, Inc., a Delaware corporation, the Registrant and Dowty Electronics Company of Brandon, Vermont, a New Jersey corporation (12)

          10.40 Stock Purchase Agreement dated October 23, 1989 between GRT Acquisition Corporation, a California corporation and the Registrant (13)

          10.41 Third Amendment to Credit Agreement between the Registrant and Security Pacific National Bank dated as of March 10, 1989 (14)

          10.42 Fourth Amendment to Credit Agreement between the Registrant and Security Pacific National Bank dated as of June 1, 1989 (14)

          10.43 Form of Installment Note dated as of October 20, 1989 relating to the borrowing by the Registrant of $10,000,000 from Sanwa Business Credit Corporation (the "Installment Note") (14)

          10.44 Form of Security Agreement dated as of October 20, 1989, entered into by the Registrant for the benefit of Sanwa Business Credit Corporation, relating to the Installment Note (14)

          10.45 Form of Security Agreement dated as of October 20, 1989, entered into by Microsemi Corp.-Scottsdale for the benefit of Sanwa Business Credit Corporation relating to the Installment Note (14)

          10.46 Form of Security Agreement dated as of October 20, 1989, entered into by Microsemi Corp.-Colorado for the benefit of Sanwa Business Credit Corporation relating to the Installment Note (14)

          10.47 Second Amended and Restated Credit Agreement dated as of November 1, 1989 by and between the Registrant and Security Pacific National Bank (15)

          10.48 First Amendment and Forbearance to the Registrant's Second Amended and Restated Credit Agreement dated as of November 1, 1990 (15)

          10.49 Confirmation dated December 10, 1990 from Security Pacific National Bank concerning the extension of the Registrant's line of credit and standby letters of credit to February 1, 1991 (15)

          10.50 Asset Purchase Agreement dated May 17, 1991 among ST-Semiconductors of Indiana, Inc., an Indiana corporation ("ST"), Lane Jorgensen, Joseph Kaszycki and Peter Klein, the ST stockholders, Microsemi ST-S, Inc., a Delaware corporation and subsidiary of the Registrant ("MSUB"), the Registrant, and INB National Bank, a national association ("INB"), pertaining to the purchase by MSUB of the ST assets from INB, together Exhibits A, B, C and H thereto (16)

          10.51       Credit Agreement dated July 3, 1991 between ST, MSUB and
                    INB (16)

          10.52 Assignment and Assumption Agreement dated September 23, 1991 by and among Dynamic Circuits, Inc., a California corporation ("Dynamic"), Surface Mounted Technology Corporation, a California corporation ("SMTC") and the Registrant, pertaining to Dynamic's purchase from SMTC of the SMTC assets, together with the following supplemental documentation: (a) Letter of Intent dated August 14, 1991 (and Addendum thereto); (b) Equipment Lease Agreement; (c) Promissory Note; and (d) Security Agreement (16)

          10.53 Loan and Security Agreement dated December 6, 1991 between CoastFed Business Credit Corporation, a California corporation ("Coastfed"), and the Registrant, together with the following related documentation: (a) Accounts Collateral Security Agreement; (b) Inventory Collateral Security Agreement; (c) Equipment Collateral Security Agreement; and
                    (d) Continuing Guaranty, executed by the following subsidiaries of the Registrant as guarantor: General Microcircuits, Inc., Microsemi Corp.-Scottsdale and Microsemi Corp.-Colorado (16)

          10.54 Asset Purchase Agreement dated May 28, 1992 between Micro USPD, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant
("Micro USPD"), and
                    Unitrode Corporation, a Maryland corporation ("Unitrode")
                    (17)

          10.55 Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant ("Micro Bermuda") (18)

          10.56 Dutch Acquisition Agreement dated July 2, 1992 among Unitrode Europe B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode;
Unitrode; and Micro
                    Bermuda (19)

          10.57 Extension Agreement and Amendment, dated July 2, 1992 among Coastfed, the Registrant and certain subsidiaries of the Registrant (20)

          10.58 Form of Guarantees given by the Registrant to Midland Bank plc with regard to the obligations of Hybritek Limited dated September 3, 1992 and of Hybritek UK Limited dated October 7, 1992, both United Kingdom companies and indirect, wholly-owned subsidiaries of the Registrant (20)

          10.59 Asset Sale Agreement dated October 16, 1992 between Hybritek Limited and Hybritek UK Limited, both United Kingdom companies and indirect, wholly-owned subsidiaries of the Registrant (20)

          10.60 Share Sale and Purchase Agreement Relating to Hybritek UK Limited dated October 28, 1992 among Hybritek Limited, a United Kingdom company and indirect wholly-owned subsidiary of the
Registrant; the Registrant;
                    and Rood Technology UK Limited, a United Kingdom company (20), excluding the following schedules:

                    First Schedule              Warranties
                    Second Schedule                Deed of Indemnity
                    Third Schedule              Short Particulars of the
                                                  Property
                    Fourth Schedule               Limitations
                    Annexure 1                  Assets List

          10.61 Stock Sale and Assignment Agreement dated November 9, 1992 among the Registrant, Microsemi Assembly and Test, Inc., a California corporation and wholly-owned subsidiary of the Registrant, and Ian S. Scott (20)

          10.62 Asset Purchase Agreement dated as of November 24, 1992 by and between the Registrant and GI Corporation, a Delaware corporation (20)

          10.63 Amendment Agreement dated as of December 15, 1992 between Coastfed and the Registrant and certain of its subsidiaries
                    (20)

          10.64 Promissory Note dated December 21, 1992 made by the Registrant and payable to Norman Wechsler in the original principal amount of $150,000 and extension letter agreement dated April 23, 1993 (21)

          10.65 Waiver and First Amendment to Reimbursement Agreement dated as of January 8, 1993 between the Registrant and Bank of America NT&SA with respect to the Reimbursement Agreement (See Exhibit 10.14) dated as of February 1, 1988 (21)

          10.66 Senior Note Purchase Agreement dated March 25, 1993 between the Registrant and Norman Wechsler, including as an exhibit thereto the form of Senior Promissory Note dated March 25, 1993 (21)

          10.67 Agreement for Purchase and Sale of Micro-Ceramx Assets dated June 25, 1993 between Micro-Ceramx Technology, Inc., a Utah corporation, formerly known as Microcap Corporation and a wholly-owned subsidiary of the Registrant and Custom Ceramic Products, Inc., a California corporation (21)

          10.68 Agreement for Purchase and Sale of Bikor Assets dated June 30, 1993 between Bikor Corporation, a California corporation and a wholly-owned subsidiary of the Registrant and BMA, Inc., a California corporation (21)

          10.69 Letter dated August 31, 1993 from Unitrode to the Registrant providing for amendments with respect to the Asset Purchase Agreement (See Exhibit 10.54) dated May 28, 1992 between Micro USPD and Unitrode excluding exhibits as follows (22):

                    Amendments to Promissory Notes dated as of September 3, 1993 between Micro USPD and Unitrode and the respective Promissory Notes dated July 2, 1992 attached as exhibits thereto

          10.70 Amended and Restated Loan and Security Agreement dated as of August 1, 1993 between Micro Quality Semiconductor, Inc., a California corporation, and a wholly-owned subsidiary of the Registrant ("Micro Quality") and The CIT Group/Credit Finance, Inc. excluding exhibits as follows (22):

                    Second Amended and Restated Promissory Note
                    Term Note
                    Permitted Liens and Security Interests
                    List of Locations of Collateral

          10.71 Guaranty dated August 1, 1993 by the Registrant respecting Micro Quality's obligations to The CIT Group/Credit Finance, Inc. (22)

          10.72 Agreement dated March 30, 1994 between Coastfed and the Registrant, Microsemi Corp.-Scottsdale, Microsemi Corp.- Colorado, General Microcircuits, Inc., Micro-USPD, Inc. and Omni Technology Corporation (23)

          10.73       Amendment to the Registrant's 1987 Stock Plan. (25)

          10.74       Executive Compensation Plans and Arrangements (26)

          10.75 Bill of Sales Purchase agreement between Telcon Universal Inc. and MIcrosemi Corporation. (26)

          10.76 Supplemental to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (26)

          10.77 Amendments of the 1987 Microsemi Corporation Stock Plan. Adopted on May 16, 1995. (27)

          23.1      Consent of Independent Accountants.

          27.4 Financial data schedule for the fiscal year ended October 1, 1995.



(1) Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.

(2) Filed in Registration Statement (No. 33-11967) and incorporated herein by this reference.

(3) Filed with the Registrant's S-8 dated January 27, 1986 and incorporated herein by this reference.

(4) Filed with the Registrant's 10-K for fiscal year ended September 29, 1985 and incorporated herein by this reference.

(5) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 28, 1986.

(6) Incorporated by reference from Exhibit A to the Registrant's definitive Proxy Statement dated January 19, 1987.

(7) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on or about December 23, 1987.

(8) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 27, 1987.

(9) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 2, 1988.

(10) Incorporated by reference to Exhibit 10.33 to the Registrant's Current Report on Form 8-K, as amended, as filed with the Commission on or about April 6, 1989.

(11) Incorporated by reference to Exhibit 10.34 to the Registrant's Current Report on Form 8-K, as filed with the Commission on or about December 22, 1989.

(12) Incorporated by reference to Exhibit 10.35 to the Registrant's Current Report on Form 8-K, as filed with the Commission on or about December 22, 1989.

(13) Incorporated by reference to Exhibit 10.36 to the Registrant's Current Report on Form 8-K, as filed with the Commission on or about December 22, 1989.

(14) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 1, 1989.

(15) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 30, 1990.

(16) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 29, 1991.

(17) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(18) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(19) Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(20) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 27, 1992.

(21) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 4, 1993.

(22) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.

(23) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 3, 1994.

(24) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K, as filed with the Commission dated June 8, 1994.

(25) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-K as filed with the Commission for the fiscal year ended October 2, 1994.

(26) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 2, 1995.

(27) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 2, 1995.