Form 10-Q
period 1995-12-31
MICROSEMI CORP
filed 1996-02-07
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                              ----------------------

                                                     FORM 10-Q


   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934

                             For the Quarterly Period Ended December 31, 1995
                             ------------------------------------------------

                                                        or

  ---    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                            For the transition period from         to
                                                           -------    ------

                                            Commission File No. 0-8866

                                          MICROSEMI CORPORATION
                         ------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


                                Delaware                         95-2110371
                   -------------------------------          -------------------
                   (State or other jurisdiction of           (I.R.S. Employer
                   incorporation or organization)           Identification No.)


                     2830 South Fairview Street, Santa Ana, California 92704
                 --------------------------------------------------------------
                 (Address of principal executive offices)            (Zip Code)


                                        (714) 979-8220
                      ----------------------------------------------------
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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 19, 1996 was 7,801,636.

                                          PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          The unaudited consolidated financial information for the quarter ended December 31, 1995 of Microsemi Corporation and Subsidiaries (the "Company")and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of October 1, 1995 are attached hereto and incorporated herein by this reference.



                     MICROSEMI CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (amounts in 000's)
                                                                                 December 31, 1995      October 1, 1995
                                                                                 -----------------      ---------------
                                                                                        (Unaudited)            (Audited)

ASSETS
Current assets
   Cash and cash equivalents                                                            $    3,117          $     3,965
   Accounts receivable less allowance for doubtful accounts,
     $1,903 at December 31, 1995 and $2,018 at October 1, 1995                              19,647
   20,191
   Inventories                                                                              43,981               43,281
   Deferred income taxes                                                                     5,471                5,471
   Other current assets                                                                      2,664                4,375
                                                                                           -------              -------

Total current assets                                                                        74,880               77,283
                                                                                           -------              -------

Property and equipment, at cost                                                             53,205               52,044
   Less:  Accumulated depreciation                                                         (29,389)             (28,442)
                                                                                           -------              -------

                                                                                            23,816               23,602
                                                                                           -------              -------

Deferred income taxes                                                                          569                  569
                                                                                           -------              -------
Other assets                                                                                 3,506                3,361
                                                                                           -------              -------

                                                                                        $  102,771          $   104,815

                                                                                           =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable to banks and others                                                    $    3,445          $     4,561
   Current maturities of long-term debt                                                      2,075                2,328
   Accounts payable and accrued liabilities                                                 19,320               19,952
   Income taxes payable                                                                      2,862                4,016
   Deferred income taxes                                                                       712                  712
                                                                                           -------              -------

Total current liabilities                                                                   28,414               31,569
                                                                                           -------              -------

Deferred income taxes                                                                        1,864                1,864
                                                                                           -------              -------

Long-term debt                                                                              47,767               48,158
                                                                                           -------              -------

Other long-term liabilities                                                                  2,235                2,114
                                                                                           -------              -------

Stockholders' equity
   Common stock, $.20 par value; authorized 20,000 shares; issued
     7,796 shares at December 31, 1995 and 7,789 shares at October 1, 1995                   1,559
     1,558
   Paid-in capital                                                                          14,664               14,644
 Retained earnings                                                                           6,268                4,908
                                                                                           -------              -------

Total stockholders' equity                                                                  22,491               21,110
                                                                                           -------              -------

                                                                                        $  102,771          $   104,815
                                                                                           =======              =======

                          See accompanying Notes to Unaudited Consolidated
                                      Financial Statements.


                                    MICROSEMI CORPORATION AND SUBSIDIARIES
                                Unaudited Consolidated Statements of Operations
                                  (amounts in 000's, except earnings per share)



                                                                                    13 Weeks Ended       13 Weeks Ended
                                                                                 December 31, 1995      January 1, 1995
                                                                                 -----------------      ---------------

Net sales                                                                               $   35,299          $    27,657
Cost of sales                                                                               26,096               20,653
                                                                                            ------               ------

  Gross profit                                                                               9,203                7,004
                                                                                            ------               ------

Operating expenses
  Selling                                                                                    2,076                1,895
  General and administrative                                                                 3,171                2,318
  Amortization of goodwill and other intangible assets                                          57                   49
                                                                                            ------               ------

  Total operating expenses                                                                   5,304                4,262
                                                                                            ------               ------

Income from operations                                                                       3,899                2,742
                                                                                            ------               ------

Other income (expense)
  Interest expense (net)                                                                    (1,228)              (1,117)
  Other                                                                                       (207)                   9
                                                                                            ------               ------


    Total other expense                                                                     (1,435)              (1,108)
                                                                                            ------               ------


Earnings before income taxes                                                                 2,464                1,634
Provision for income taxes                                                                   1,035                  621
                                                                                            ------               ------

Net earnings                                                                            $    1,429          $     1,013
                                                                                            ======               ======

Earnings per share
   - Primary                                                                            $     0.17          $      0.13
                                                                                            ======               ======
   - Fully diluted                                                                      $     0.15          $      0.12
                                                                                            ======               ======

Common and common equivalent shares outstanding
   - Primary                                                                                 8,266                7,971
   - Fully diluted                                                                          11,789               11,511

                          See accompanying Notes to Unaudited Consolidated
                                Financial Statements.


                    MICROSEMI CORPORATION AND SUBSIDIARIES
  Unaudited Consolidated Statements of Retained Earnings (Accumulated Deficit)
                                 (amounts in 000's)


                                                                                    13 Weeks Ended       13 Weeks Ended
                                                                                 December 31, 1995      January 1, 1995
                                                                                 -----------------      ---------------


Retained earnings (accumulated deficit) at beginning of period                          $    4,908          $   (1,128)

Net earnings                                                                                 1,429                1,013

Translation loss from foreign currency                                                         (69)                  (2)
                                                                                             -----              -------

Retained earnings (accumulated deficit) at end of period                                $    6,268          $      (117)
                                                                                             =====              =======

                          See accompanying Notes to Unaudited Consolidated
                                       Financial Statements.


                               MICROSEMI CORPORATION AND SUBSIDIARIES
                           Unaudited Consolidated Statements of Cash Flows
                                         (amounts in 000's)

                                                                                    13 Weeks Ended       13 Weeks Ended
                                                                                 December 31, 1995      January 1, 1995
                                                                                 -----------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                            $    1,429          $     1,013
Adjustments to reconcile net earnings to net cash provided
 from operating activities:
   Depreciation and amortization                                                             1,003                  900
   Decrease in allowance for doubtful accounts                                                (115)                 (77)
   Translation loss on foreign currency                                                        (69)                  (2)
 Changes in assets and liabilities:
   Accounts receivable                                                                         659                2,237
   Inventories                                                                                (700)                (994)
   Other current assets                                                                      1,711                 (180)
   Other assets                                                                               (201)                (115)
   Accounts payable and accrued liabilities                                                   (632)                (804)
   Income taxes payable                                                                     (1,154)                 490
                                                                                            ------               ------

Net cash provided from operating activities                                                  1,931                2,468
                                                                                            ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment                                                      (1,161)                (297)
                                                                                            ------               ------
   Net cash used for investing activities                                                   (1,161)                (297)
                                                                                            ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Decrease in notes payable to banks and others                                              (1,116)              (1,791)
 Reduction of long-term debt                                                                  (644)                (788)
 Increase in (reduction of) other long-term liabilities                                        121                   (3)
 Exercise of employee stock options                                                             21                   35
                                                                                            ------               ------
 Net cash used for financing activities                                                     (1,618)              (2,547)
                                                                                            ------               ------

Net decrease in cash and cash equivalents                                                     (848)                (376)
Cash and cash equivalents at beginning of period                                             3,965                3,994
                                                                                            ------               ------

Cash and cash equivalents at end of period                                              $    3,117          $     3,618
                                                                                            ======               ======

                          See accompanying Notes to Unaudited Consolidated
                                      Financial Statements.

                                 MICROSEMI CORPORATION AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                            December 31, 1995



1.   PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first fiscal quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 1995.


2.     INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:

                                                                     December 31, 1995         October 1, 1995
                                                                     -----------------         ---------------
                                                                                      (amounts in 000's)

Raw materials                                                           $       10,374         $        10,367
Work in progress                                                                20,744                  20,847
Finished goods                                                                  12,863                  12,067
                                                                                ------                  ------
                                                                        $       43,981         $        43,281
                                                                                ======                  ======

3.   LONG-TERM DEBT

Long-term debt consisted of:

                                                                    December 31, 1995         October 1, 1995
                                                                    -----------------         ---------------
                                                                                   (amounts in 000's)

Industrial Development Bond-bearing interest at
   7.875% due in installments from 1996 to 2000;
   secured by first deed of trust                                        $      2,905            $      2,905

Industrial Development Bond-bearing interest at
   6.75% due in installments from 1998 to 2005;
   secured by first deed of trust                                               5,350                   5,350

Convertible Subordinated Debentures-bearing
   interest at 5.875% due in March 2012                                        33,281                  33,281

Convertible Subordinated Notes-bearing interest
   at 10% due 1999                                                              2,000                   2,000

Notes payable-bearing interest at ranges of 5% - 13%
   due between March 1996 and July 2002                                         6,306                   6,950
                                                                               ------                  ------
                                                                               49,842                  50,486
Less current portion                                                           (2,075)                 (2,328)
                                                                               ------                  ------

                                                                         $     47,767            $     48,158
                                                                               ======                  ======


The Company's 5.875% Convertible Subordinated Debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures.


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

Supplementary information
-------------------------

                                                                        13 weeks ended          13 weeks ended
                                                                     December 31, 1995         January 1, 1995
                                                                     -----------------         ---------------
Cash paid during the  period for:                                                     (amounts in 000's)


     Interest                                                            $         541           $         755
     Income taxes                                                        $       2,189           $         123


6.   CONTINGENCY

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

Capital Resources and Liquidity

       Microsemi Corporation's operations in the first quarter of fiscal year 1996 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of December 31, 1995, $2,935,000 was borrowed under this credit facility. At December 31, 1995, the Company had $3,117,000 in cash and cash equivalents.

       A letter of credit for the Microsemi Santa Ana Industrial Development Revenue Bond is carried by a bank in the amount of $5,557,000. This letter of credit guarantees the repayment of a $5,350,000 Industrial Development Revenue Bond which was issued in April 1985 and carries interest currently at 6.75% per annum, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. The terms require principal payments of $350,000 in 1996, 1997 and 1998; $100,000 from 1999 to 2004 and $3,700,000 in
2005.

       The Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowing capacity.

       The average collection period of accounts receivable was 51 days for the first quarter of fiscal year 1996 compared to 55 days for the same period of fiscal year 1995.

       The average days sales of products in inventories decreased to 153 days for the first thirteen weeks of fiscal year 1996 from 179 days for the corresponding period of fiscal year 1995. This primarily resulted from higher sales in the current quarter.

       The Company has no other significant capital commitments.

       Order backlog at December 31, 1995 increased to $66,600,000 from $49,700,000 at January 1, 1995.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 1995 COMPARED TO THE QUARTER ENDED JANUARY 1, 1995.

       Net sales for the first quarter of fiscal year 1996 increased 28% to $35,299,000, from $27,657,000 for the first quarter of fiscal year 1995. The increase of $7,642,000 was primarily due to higher volume of shipments in commercial and commercial space products.

       Gross profit increased $2,199,000 to $9,203,000 for the first quarter of fiscal year 1996 from $7,004,000 for the first quarter of fiscal year 1995 as the result of higher sales; however, as a percentage of sales, gross profit remained relatively constant at 26% and 25% for the first quarters of fiscal years 1996 and 1995, respectively.

       Operating expenses for the first thirteen weeks of fiscal year 1996 increased $1,042,000, compared to the corresponding period of the prior year; however, operating expense decreased slightly as a percentage of sales.

       The effective tax rates of 42% and 38% in the first quarters of fiscal years 1996 and 1995, respectively, are the combined result of taxes computed on foreign and domestic income.



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

                  Inapplicable.

Item 2.    Changes in Securities
           ---------------------

                  Inapplicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

                  Inapplicable.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)    Inapplicable.

           (b)    Inapplicable.

           (c)    Inapplicable.

           (d)    Inapplicable.


Item 5.    Other Information
           -----------------

                  None


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits:

                  Exhibit 11.3        Unaudited computation of Earnings Per
                                      Share  for  the   thirteen   weeks ended
                                      December 31, 1995 and January 1, 1995

                  Exhibit 27.5 Unaudited Financial Data Schedule for the quarter ended December 31, 1995

           (b)    Reports on Form 8-K:

                  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICROSEMI CORPORATION




                                          By:  /DAVID R. SONKSEN/
                                               ----------------------------
                                               David R. Sonksen
                                               Vice President - Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer
                                               and duly authorized to sign on
                                               behalf of the Registrant)





DATED:    February 6, 1996