Form 10-Q
period 1996-03-31
MICROSEMI CORP
filed 1996-05-10
CIK 310568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1996
                  ---------------------------------------------

                                       or

- -----    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                           For the transition period from         to
                                                          -------    -------
                           Commission File No. 0-8866

                              MICROSEMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                            Delaware                          95-2110371
                 -------------------------------           ----------------
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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 16, 1996 was 7,825,659.

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          The unaudited consolidated financial information for the quarter and six months ended March 31, 1996 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 1, 1995 are attached hereto and incorporated herein by this reference.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (amounts in 000's)
                                                                                     March 31, 1996     October 1, 1995
                                                                                     --------------     ---------------
                                                                                        (Unaudited)            (Audited)
ASSETS
Current assets
   Cash and cash equivalents                                                            $    3,241          $     3,965
   Accounts receivable less allowance for doubtful accounts of
     $2,492 at March 31, 1996 and $2,018 at October 1, 1995                                 22,392               20,191
   Inventories                                                                              46,567               43,281
   Deferred income taxes                                                                     5,471                5,471
   Other current assets                                                                      2,826                4,375
                                                                                           -------              -------

Total current assets                                                                        80,497               77,283
                                                                                           -------              -------

Property and equipment, at cost                                                             54,945               52,044
   Less:  Accumulated depreciation                                                         (30,342)             (28,442)
                                                                                           -------              -------

                                                                                            24,603               23,602
                                                                                           -------              -------

Deferred income taxes                                                                          569                  569
                                                                                           -------              -------
Other assets                                                                                 3,220                3,361
                                                                                           -------              -------

                                                                                        $  108,889          $   104,815
                                                                                           =======              =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable to banks and others                                                    $    6,074          $     4,561
   Current maturities of long-term debt                                                      1,878                2,328
   Accounts payable and accrued liabilities                                                 21,439               19,952
   Income taxes payable                                                                      3,227                4,016
   Deferred income taxes                                                                       712                  712
                                                                                           -------              -------

Total current liabilities                                                                   33,330               31,569
                                                                                           -------              -------

Deferred income taxes                                                                        1,864                1,864
                                                                                           -------              -------

Long-term debt                                                                              47,106               48,158
                                                                                           -------              -------

Other long-term liabilities                                                                  2,193                2,114
                                                                                           -------              -------

Stockholders' equity
   Common stock, $.20 par value; authorized 20,000 shares; issued
     7,824 shares at March 31, 1996 and 7,789 shares at October 1, 1995                      1,564                1,558
   Paid-in capital                                                                          14,718               14,644
   Retained earnings                                                                         8,114                4,908
                                                                                           -------              -------

Total stockholders' equity                                                                  24,396               21,110
                                                                                           -------              -------

                                                                                        $  108,889          $   104,815
                                                                                           =======              =======

                          See accompanying Notes to Unaudited Consolidated Financial Statements.


                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (amounts in 000's, except earnings per share)
                                                                                        13 Weeks Ended      13 Weeks Ended
                                                                                        March 31, 1996       April 2, 1995
                                                                                        --------------      --------------

Net sales                                                                               $   39,107          $    32,441
Cost of sales                                                                               28,798               24,327
                                                                                            ------               ------

  Gross profit                                                                              10,309                8,114
                                                                                            ------               ------

Operating expenses
  Selling                                                                                    2,289                1,983
  General and administrative                                                                 3,563                2,639
  Amortization of goodwill and other intangible assets                                          55                   44
                                                                                            ------               ------

  Total operating expenses                                                                   5,907                4,666
                                                                                            ------               ------

Income from operations                                                                       4,402                3,448
                                                                                            ------               ------

Other income (expense)
  Interest expense (net)                                                                    (1,184)              (1,342)
  Other                                                                                        (67)                  68
                                                                                            ------               ------

    Total other expense                                                                     (1,251)              (1,274)
                                                                                            ------               ------

Income before income taxes                                                                   3,151                2,174
Provision for income taxes                                                                   1,323                  826
                                                                                            ------               ------

Net income                                                                              $    1,828          $     1,348
                                                                                            ======               ======

Earnings per share
   - Primary                                                                            $      .22          $      0.17
                                                                                            ======               ======
   - Fully diluted                                                                      $      .18          $      0.15
                                                                                            ======               ======

Common and common equivalent shares outstanding
   - Primary                                                                                 8,232                7,993
   - Fully diluted                                                                          11,755               11,573

                          See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (amounts in 000's, except earnings per share)
                                                                                        26 Weeks Ended      26 Weeks Ended
                                                                                        March 31, 1996       April 2, 1995
                                                                                        --------------      --------------

Net sales                                                                               $   74,406          $    60,098
Cost of sales                                                                               54,894               44,980
                                                                                            ------               ------

  Gross profit                                                                              19,512               15,118
                                                                                            ------               ------

Operating expenses
  Selling                                                                                    4,365                3,878
  General and administrative                                                                 6,734                4,957
  Amortization of goodwill and other intangible assets                                         112                   93
                                                                                            ------               ------

  Total operating expenses                                                                  11,211                8,928
                                                                                            ------               ------

Income from operations                                                                       8,301                6,190
                                                                                            ------               ------

Other income (expense)
  Interest expense (net)                                                                    (2,412)              (2,494)
  Other                                                                                       (274)                 112
                                                                                            ------               ------

    Total other expense                                                                     (2,686)              (2,382)
                                                                                            ------               ------

Income before income taxes                                                                   5,615                3,808
Provision for income taxes                                                                   2,358                1,447
                                                                                            ------               ------

Net income                                                                              $    3,257           $    2,361
                                                                                            ======               ======

Earnings per share
   - Primary                                                                            $     0.39          $      0.30
                                                                                            ======               ======
   - Fully diluted                                                                      $     0.33          $      0.26
                                                                                            ======               ======

Common and common equivalent shares outstanding
   - Primary                                                                                 8,264                7,989
   - Fully diluted                                                                          11,787               11,573

                          See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
  Unaudited Consolidated Statements of Retained Earnings (Accumulated Deficit)
                               (amounts in 000's)
                                                                                        26 Weeks Ended      26 Weeks Ended
                                                                                        March 31, 1996       April 2, 1995
                                                                                        --------------      --------------

Retained earnings (accumulated deficit) at beginning of period                          $    4,908          $    (1,128)

Net income                                                                                   3,257                2,361

Currency translation loss                                                                      (51)                  (2)
                                                                                             -----                -----

Retained earnings at end of period                                                      $    8,114          $     1,231

                           See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)
                                                                                        26 Weeks Ended      26 Weeks Ended
                                                                                        March 31, 1996       April 2, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                            $    3,257          $     2,361
Adjustments to reconcile net earnings to net cash provided
 from operating activities:
   Depreciation and amortization                                                             2,012                1,800
   Increase (decrease) in allowance for doubtful accounts                                      474                 (148)
   Translation loss on foreign currency                                                        (51)                  (2)
 Changes in assets and liabilities:
   Accounts receivable                                                                      (2,675)                (673)
   Inventories                                                                              (3,826)              (1,913)
   Other current assets                                                                      1,549                  (95)
   Other assets                                                                                 29                  633
   Accounts payable and accrued liabilities                                                  1,487               (1,000)
   Income taxes payable                                                                       (789)               1,123
                                                                                            ------               ------

Net cash provided from operating activities                                                  2,007                2,086
                                                                                            ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment                                                      (2,901)              (1,395)
                                                                                            ------               ------
   Net cash used for investing activities                                                   (2,901)              (1,395)
                                                                                            ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes payable to banks and others                                    1,513                 (690)
 Reduction of long-term debt                                                                (1,502)              (1,051)
 Increase in (reduction of) other long-term liabilities                                         79                   (6)
 Exercise of employee stock options                                                             80                   60
                                                                                            ------               ------

 Net cash provided from (used for) financing activities                                        170               (1,687)
                                                                                            ------               ------

Net decrease in cash and cash equivalents                                                     (724)                (996)
Cash and cash equivalents at beginning of period                                             3,965                3,994
                                                                                            ------               ------

Cash and cash equivalents at end of period                                              $    3,241          $     2,998
                                                                                            ======               ======

                          See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996



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

Inventories used in the computation of cost of goods sold were:
                                                                        March 31, 1996         October 1, 1995
                                                                        --------------         ---------------
                                                                                      (amounts in 000's)

Raw materials                                                           $       10,162         $        10,367
Work in progress                                                                21,677                  20,847
Finished goods                                                                  14,728                  12,067
                                                                                ------                  ------
                                                                        $       46,567         $        43,281
                                                                                ======                  ======

3.   BORROWINGS

Long-term debt consisted of:
                                                                       March 31, 1996         October 1, 1995
                                                                                   (amounts in 000's)
Industrial Development Bond-bearing interest at
   7.875% due in installments from 1996 to 2000;
   secured by first deed of trust                                        $      2,905            $      2,905

Industrial Development Bond-bearing interest at
   6.75% due in installments from 1998 to 2005;
   secured by first deed of trust                                               5,350                   5,350

Convertible Subordinated Debentures-bearing
   interest at 5.875% due in March 2012                                        33,281                  33,281

Convertible Subordinated Notes-bearing interest
   at 10% due 1999                                                              2,000                   2,000

Notes payable-bearing interest at ranges of 5% - 13%
   due between December 1996 and July 2002                                      5,448                   6,950
                                                                               ------                  ------
                                                                               48,984                  50,486
Less current portion                                                           (1,878)                 (2,328)
                                                                               ------                  ------

                                                                         $     47,106            $     48,158
                                                                               ======                  ======

The Company maintains a line of credit with a bank, from which the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of March 31, 1996, $5,969,000 was borrowed under this credit facility.

The Company's 5.875% Convertible Subordinated Debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures.

A letter of credit for the Microsemi Santa Ana Industrial Development Revenue Bond is carried by a bank in the amount of $5,557,000. This letter of credit guarantees the repayment of a $5,350,000 Industrial Development Revenue Bond which was issued in April 1985 and carries interest currently at 6.75% per annum, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. The terms of the letter of credit require principal payments of $350,000 in 1996, 1997 and 1998; $100,000 from 1999 to
2004 and $3,700,000 in 2005.


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

Supplementary information
- -------------------------
                                                                         26 weeks ended          26 weeks ended
                                                                         March 31, 1996          April 2, 1995
                                                                         --------------          -------------
Cash paid during the  period for:                                                  (amounts in 000's)

     Interest                                                            $       1,900           $       3,262
     Income taxes                                                        $       3,147           $         144


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q includes forward looking statements, the realization of which may be impacted by certain important factors discussed below under "Important Factors Related to Forward-Looking Statements and Associated Risks."

Introduction

       Microsemi Corporation is a multinational supplier of high reliability power semiconductors, surface mount and custom diode assemblies for the electronics, computer, telecommunications, defense/aerospace and medical markets. The Company's semiconductor products include diodes, transistors and silicon controlled rectifiers (SCR's) which can be used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes. Technologies for these devices range from the very mature mesa rectifier diodes, still used in all power supply applications, to the newly designed micro-miniature transient absorbers, which are mounted within the cables used to connect computer and telecommunications equipment.

Capital Resources and Liquidity

       Microsemi Corporation's operations in the first six months of fiscal year 1996 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of March 31, 1996, $5,959,000 was borrowed under this credit facility. At March 31, 1996, the Company had $3,241,000 in cash and cash equivalents.

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

       See note 5 to the unaudited consolidated financial statements for further discussion of borrowings.

       The Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowing capacity.

       The average collection period of accounts receivable was 52 days for the first six months of fiscal year 1996 compared to 55 days for the same period of fiscal year 1995.

       The average days sales of products in inventories was 149 days for the first half of fiscal year 1996 compared to 166 days for the corresponding period of fiscal year 1995. This decrease primarily resulted from higher sales in the period.

       The Company has no other significant capital commitments.

       Order backlog at March 31, 1996 increased to $70,100,000 from $52,100,000 at April 2, 1995.


Important Factors Related to Forward-Looking Statements and Associated Risks

       This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward looking statements included herein are based on current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgements that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 2, 1995.

       Net sales for the second quarter of fiscal year 1996 increased 21% to $39,107,000, from $32,441,000 for the same period of fiscal year 1995. The increase of $6,666,000 was primarily due to higher volume of shipments in commercial, telecommunication, medical and commercial space products.

       Gross profit increased $2,195,000 to $10,309,000 for the current quarter of fiscal year 1996 from $8,114,000 for the same period of fiscal year 1995 as a result of higher sales. As a percentage of sales, gross profit increased from 25% to 26% for the second quarters of fiscal years 1995 and 1996, respectively, as a result of increased absorption of fixed overhead due to higher sales volume.

       Operating expenses for the thirteen weeks ended March 31, 1996 increased $1,241,000, compared to the corresponding period of the prior year, primarily due to additional support required for the higher sales volume.

       The effective tax rates of 42% and 38% in the second quarters of fiscal years 1996 and 1995, respectively, are the combined result of taxes computed on foreign and domestic income.


RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED MARCH 31, 1996 COMPARED TO THE TWENTY-SIX WEEKS ENDED APRIL 2, 1995.

       Net sales for the first half of fiscal year 1996 increased 24% to $74,406,000, from $60,098,000 for the first half of fiscal year 1995. The increase of $14,308,000 was primarily due to higher volume of shipments in commercial, telecommunication, medical and commercial space products.

       Gross profit increased $4,394,000 to $19,512,000 for the first six months of fiscal year 1996 from $15,118,000 for the same period of fiscal year 1995 as a result of higher sales. As a percentage of sales, gross profit increased from 25% to 26% for the first twenty-six weeks of fiscal years 1995 and 1996, respectively, primarily as a result of increased absorption of fixed overhead due to higher sales volume.

       Operating expenses for the twenty-six weeks ended March 31, 1996 increased $2,283,000, compared to the corresponding period of the prior year, primarily due to additional support required for the higher sales volume; however, operating expense, as a percentage of sales, remained relatively consistent at approximately 15% of sales for both periods.

       The effective tax rates of 42% and 38% in the first six months of fiscal years 1996 and 1995, respectively, are the combined result of taxes computed on foreign and domestic income.

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

                  Inapplicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

                  Inapplicable.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

                  (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 27, 1996.

                  (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 27, 1996.

                  (c) 7,200,415 votes were received for each of the nominees to the Board of Directors as follows:

                                                For                    Withheld

                           Philip Frey, Jr.   7,196,923                 3,492
                           Jiri Sandera       7,197,340                 3,075
                           Joseph M. Scheer   7,197,465                 2,950
                           Brad Davidson      7,197,340                 3,075
                           Robert B. Phinizy  7,197,340                 3,075
                           Martin H. Jurick   7,197,465                 2,950


                  (d)      Inapplicable.


Item 5.    Other Information
           -----------------

                  None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits:

                  Exhibit 10.78 Motorola - Microsemi PowerMite(R) Technology Agreement

                  Exhibit 11.4 Unaudited computation of Earnings Per Share for the thirteen and twenty-six weeks ended March 31, 1996 and April 2, 1995

                  Exhibit 27.6 Unaudited Financial Data Schedule for the six months ended March 31, 1996

           (b)    Reports on Form 8-K:

                  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MICROSEMI CORPORATION




                                             By: /DAVID R. SONKSEN/
                                                 -----------------------------
                                                 David R. Sonksen
                                                 Vice President - Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Chief Accounting Officer
                                                 and duly authorized to sign on
                                                 behalf of the Registrant)





DATED:    May 9, 1996