Form 10-Q
period 1996-06-30
MICROSEMI CORP
filed 1996-08-07
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                  FORM 10-Q


  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1996
                --------------------------------------------

                                        or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 17, 1996 was 7,850,899.

                          PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          The unaudited consolidated financial information for the quarter and nine months ended June 30, 1996 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of June 30, 1996 and October 1, 1995 are attached hereto and incorporated herein by this reference.


                     MICROSEMI CORPORATION AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                                                                      June 30, 1996     October 1, 1995
                                                                                      -------------     ---------------

ASSETS
Current assets
   Cash and cash equivalents                                                            $    3,189          $     3,965
   Accounts receivable less allowance for doubtful accounts of
     $2,689 at June 30, 1996 and $2,018 at October 1, 1995                                  23,293               20,191
   Inventories                                                                              48,052               43,281
   Deferred income taxes                                                                     5,471                5,471
   Other current assets                                                                      2,784                4,375
                                                                                           -------              -------

Total current assets                                                                        82,789               77,283
                                                                                           -------              -------

Property and equipment, at cost                                                             56,722               52,044
   Less:  Accumulated depreciation                                                         (30,977)             (28,442)
                                                                                           -------              -------

                                                                                            25,745               23,602
                                                                                           -------              -------

Deferred income taxes                                                                          569                  569
                                                                                           -------              -------
Other assets                                                                                 3,131                3,361
                                                                                           -------              -------

                                                                                        $  112,234          $   104,815
                                                                                           =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable to banks and others                                                    $    5,096          $     4,561
   Current maturities of long-term debt                                                      1,720                2,328
   Accounts payable and accrued liabilities                                                 24,373               19,952
   Income taxes payable                                                                      2,973                4,016
   Deferred income taxes                                                                       712                  712
                                                                                           -------              -------

Total current liabilities                                                                   34,874               31,569
                                                                                           -------              -------

Deferred income taxes                                                                        1,864                1,864
                                                                                           -------              -------

Long-term debt                                                                              46,616               48,158
                                                                                           -------              -------

Other long-term liabilities                                                                  2,101                2,114
                                                                                           -------              -------

Stockholders' equity
   Common stock, $.20 par value; authorized 20,000 shares; issued
     7,841 shares at June 30, 1996 and 7,789 shares at October 1, 1995                       1,568                1,558
   Paid-in capital                                                                          14,770               14,644
   Retained earnings                                                                        10,441                4,908
                                                                                           -------              -------

Total stockholders' equity                                                                  26,779               21,110
                                                                                           -------              -------

                                                                                        $  112,234          $   104,815
                                                                                           =======              =======

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                                      MICROSEMI CORPORATION AND SUBSIDIARIES
                                 Unaudited Consolidated Statements of Operations
                                  (amounts in 000's, except earnings per share)


                                                                                     13 Weeks Ended      13 Weeks Ended
                                                                                      June 30, 1996        July 2, 1995
                                                                                      -------------        ------------

Net sales                                                                               $   41,261          $    36,138
Cost of sales                                                                               30,257               26,536
                                                                                            ------               ------

  Gross profit                                                                              11,004                9,602

Operating expenses
  Selling                                                                                    2,418                2,045
  General and administrative                                                                 3,478                3,127
  Amortization of goodwill and other intangible assets                                          66                   58
                                                                                            ------               ------

  Total operating expenses                                                                   5,962                5,230
                                                                                            ------               ------

Income from operations                                                                       5,042                4,372

Other income (expense)
   Interest expense (net)                                                                     (968)              (1,237)
   Other                                                                                      (110)                (289)
                                                                                            ------               ------

    Total other expenses                                                                    (1,078)              (1,526)
                                                                                            ------               ------

Income before income taxes                                                                   3,964                2,846
Provision for income taxes                                                                   1,625                1,148
                                                                                            ------               ------

Net income                                                                              $    2,339          $     1,698
                                                                                            ======               ======

Earnings per share
   - Primary                                                                            $     0.28          $      0.21
                                                                                            ======               ======
   - Fully diluted                                                                      $     0.23          $      0.17
                                                                                            ======               ======

Common and common equivalent shares outstanding
   - Primary                                                                                 8,259                8,099
   - Fully diluted                                                                          11,782               11,752

        See accompanying Notes to Unaudited Consolidated Financial Statements.

                                    MICROSEMI CORPORATION AND SUBSIDIARIES
                                Unaudited Consolidated Statements of Operations
                                 (amounts in 000's, except earnings per share)



                                                                                    39 Weeks Ended       39 Weeks Ended
                                                                                     June 30, 1996         July 2, 1995
                                                                                     -------------         ------------

Net sales                                                                               $  115,667          $    96,236
Cost of sales                                                                               85,151               71,516
                                                                                           -------               ------

  Gross profit                                                                              30,516               24,720
                                                                                           -------               ------

Operating expenses
  Selling                                                                                    6,783                5,923
  General and administrative                                                                10,212                8,084
  Amortization of goodwill and other intangible assets                                         178                  151
                                                                                           -------               ------

  Total operating expenses                                                                  17,173               14,158
                                                                                           -------               ------

Income from operations                                                                      13,343               10,562
                                                                                           -------               ------

Other income (expense)
  Interest expense (net)                                                                    (3,380)              (3,731)
  Other                                                                                       (384)                (177)
                                                                                           -------               ------

    Total other expenses                                                                    (3,764)              (3,908)

                                                                                           -------               ------
Income before income taxes                                                                   9,579                6,654
Provision for income taxes                                                                   3,983                2,595
                                                                                           -------               ------

Net income                                                                              $    5,596          $     4,059
                                                                                           =======               ======

Earnings per share
   - Primary                                                                            $     0.68          $      0.50
                                                                                           =======               ======
   - Fully diluted                                                                      $     0.56          $      0.43
                                                                                           =======               ======

Common and common equivalent shares outstanding
   - Primary                                                                                8,273                 8,053
   - Fully diluted                                                                         11,796                11,752

         See accompanying Notes to Unaudited Consolidated Financial Statements.

                        MICROSEMI CORPORATION AND SUBSIDIARIES
    Unaudited Consolidated Statements of Retained Earnings (Accumulated Deficit)
                                 (amounts in 000's)

                                                                                    39 Weeks Ended       39 Weeks Ended
                                                                                     June 30, 1996         July 2, 1995
                                                                                     -------------         ------------


Retained earnings (accumulated deficit) at beginning of period                          $    4,908          $    (1,128)

   Net income                                                                                5,596                4,059

   Currency translation loss                                                                   (63)                  (2)
                                                                                            ------                -----

Retained earnings at end of period                                                      $   10,441          $     2,929
                                                                                            ======                =====

       See accompanying Notes to Unaudited Consolidated Financial Statements.

                                   MICROSEMI CORPORATION AND SUBSIDIARIES
                               Unaudited Consolidated Statements of Cash Flows
                                           (amounts in 000's)
                                                                                    39 Weeks Ended       39 Weeks Ended
                                                                                     June 30, 1996         July 2, 1995
                                                                                     -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                              $    5,596          $     4,059
Adjustments to reconcile net income to net cash provided
 from operating activities:
   Depreciation and amortization                                                             3,036                2,937
   Increase in allowance for doubtful accounts                                                 671                  229
   Loss on retirements of fixed assets                                                         207                    -
   Translation loss on foreign currency                                                        (63)                  (2)
 Changes in assets and liabilities:
   Accounts receivable                                                                      (3,773)              (2,946)
   Inventories                                                                              (4,771)              (1,054)
   Other current assets                                                                      1,591                 (108)
   Other assets                                                                                 52                  715
   Accounts payable and accrued liabilities                                                  4,421                1,254
   Income taxes payable                                                                     (1,043)               1,671
                                                                                            ------               ------

Net cash provided from operating activities                                                  5,924                6,755
                                                                                            ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment                                                      (5,208)              (2,565)
                                                                                            ------               ------
Net cash used for investing activities                                                      (5,208)              (2,565)
                                                                                            ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes payable to banks and others                                      535               (2,471)
 Reduction of long-term debt                                                                (2,150)              (2,200)
 Reduction of other long-term liabilities                                                      (13)                 (89)
 Exercise of employee stock options                                                            136                  138
                                                                                            ------               ------

 Net cash used for financing activities                                                     (1,492)              (4,622)
                                                                                            ------               ------

Net decrease in cash and cash equivalents                                                     (776)                (432)
Cash and cash equivalents at beginning of period                                             3,965                3,994
                                                                                            ------               ------

Cash and cash equivalents at end of period                                              $    3,189          $     3,562
                                                                                            ======               ======

          See accompanying Notes to Unaudited Consolidated Financial Statements.

                                MICROSEMI CORPORATION AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                            June 30, 1996



1.   PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first thirty-nine weeks of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

Inventories used in the computation of cost of goods sold were:
                                                                         June 30, 1996         October 1, 1995
                                                                         -------------         ---------------
                                                                                      (amounts in 000's)

Raw materials                                                           $       10,592         $        10,367
Work in progress                                                                21,893                  20,847
Finished goods                                                                  15,567                  12,067
                                                                                ------                  ------
                                                                        $       48,052         $        43,281
                                                                                ======                  ======

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Account payable and accrued liabilities consisted of:

                                                                         June 30, 1996         October 1, 1995
                                                                         -------------         ---------------
                                                                                     (amounts in 000's)
Accounts payable                                                        $        7,841         $         6,774
Accrued payroll, vacation and related taxes                                      9,077                   8,392
Other accrued expenses                                                           7,455                   4,786
                                                                                ------                  ------
                                                                        $       24,373         $        19,952
                                                                                ======                  ======

4.   BORROWINGS

Long-term debt consisted of:
                                                                        June 30, 1996         October 1, 1995
                                                                        -------------         ---------------
                                                                                   (amounts in 000's)

Industrial Development Bond-bearing interest at
   7.875% due in installments from 1996 to 2000;
   secured by first deed of trust                                        $      2,720            $      2,905

Industrial Development Bond-bearing interest at
   6.75% due in installments from 1998 to 2005;
   secured by first deed of trust                                               5,350                   5,350

Convertible Subordinated Debentures-bearing
   interest at 5.875% due in March 2012                                        33,281                  33,281

Convertible Subordinated Notes-bearing interest
   at 10% due in 1999                                                           2,000                   2,000

Notes payable-bearing interest in the  range of 5% - 13%
   due between December 1996 and July 2002                                      4,985                   6,950
                                                                               ------                  ------
                                                                               48,336                  50,486
Less current portion                                                           (1,720)                 (2,328)
                                                                               ------                  ------

                                                                         $     46,616            $     48,158
                                                                               ======                  ======

The Company maintains a line of credit with a bank, from which the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of June 30, 1996, $4,536,000 was borrowed under this credit facility.

The $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries interest currently at 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and
$3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000 to ensure the availability of funds for the payment of principal scheduled for February 1, 1998.

The Company's 5.875% Convertible Subordinated Debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures.


5. EARNINGS PER SHARE

Earnings per share on the primary basis have been computed based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. Earnings per share on the fully diluted basis have been computed, when the result is dilutive, based upon the assumption that the convertible subordinated debt had been converted to common stock at the date of issuance, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.


6.   STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
                                                                         39 Weeks ended          39 Weeks ended
                                                                          June 30, 1996            July 2, 1995
                                                                          -------------            ------------
Cash paid during the  period for:                                                     (amounts in 000's)

     Interest                                                            $       2,503           $       4,477
     Income taxes                                                        $       5,026           $         747


7.   CONTINGENCY

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

Capital Resources and Liquidity

       Microsemi Corporations operations in the first nine months of fiscal year 1996 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $20,000,000 based upon percentages of certain accounts receivable and inventory balances at certain of the Company's operations. As of June 30, 1996, $4,536,000 was borrowed under this credit facility. At June 30, 1996, the Company had $3,189,000 in cash and cash equivalents.

       A letter of credit for the Microsemi Santa Ana Industrial Development Revenue Bond is carried by a bank in the amount of $5,557,000. This letter of credit guarantees the repayment of a $5,350,000 Industrial Development Revenue Bond which was originally issued in April 1985, through the City of Santa Ana, for the construction of improvements and new facilities at the Santa Ana plant. The new terms of the Bond require principal payments of $1,050,000 in 1998; $100,000 annually from 1999 to 2004 and $3,700,000 in 2005 and carries interest currently at 6.75% per annum.

       See Note 4 to the unaudited consolidated financial statements for further discussion of borrowings.

       The Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowing capacity. See "Important Factors Related to Forward-Looking Statements and Associated Risks."

       The average collection period of accounts receivable was 51 days for the first nine months of fiscal year 1996 compared to 54 days for the same period of fiscal year 1995.

       The average days sales of products in inventories was 147 days for the first thirty-nine weeks of fiscal year 1996 compared to 155 days for the corresponding period of fiscal year 1995. This decrease primarily resulted from higher sales in the current period.

       The Company has no other significant capital commitments.

       Order backlog at June 30, 1996 increased to $72,000,000 from $57,500,000 at July 2, 1995.


Important Factors Related to Forward-Looking Statements and Associated Risks

       This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward looking statements included herein are, among other items, based on current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgements that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

       The information under the headings "Foreign Operations", "Sales to Foreign Customers", "Order Backlog", "Competition", "Changes in Technology", "Proprietary Rights", "Manufacturing Risks", "Dependence on Key Personnel", "Possible Volatility of Stock Prices", "Product Liability" and "Environmental Regulations" on pages 4 to 8 in the Company's Form 10-K for the fiscal year ended October 1, 1995, is incorporated herein by this reference and attached hereto as exhibit 99.1.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JUNE 30, 1996 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 2, 1995.

       Net sales for the third quarter of fiscal year 1996 increased 14% to $41,261,000, from $36,138,000 for the same period of fiscal year 1995. The increase of $5,123,000 was primarily due to a higher volume of shipments in commercial, telecommunication, medical and commercial space products.

       Gross profit increased $1,402,000 to $11,004,000 for the current quarter of fiscal year 1996 from $9,602,000 for the same period of fiscal year 1995 as a result of higher sales.

       Operating expenses for the thirteen weeks ended June 30, 1996 increased $732,000, compared to the corresponding period of the prior year, primarily due to additional support required for the higher sales volume.

       The effective tax rates of 41% and 40% in the third quarters of fiscal years 1996 and 1995, respectively, are the combined result of taxes computed on foreign and domestic income.


RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 1996 COMPARED TO THE THIRTY-NINE WEEKS ENDED JULY 2, 1995.

       Net sales for the first nine months of fiscal year 1996 increased 20% to $115,667,000, from $96,236,000 for the same period of fiscal year 1995. The increase of $19,431,000 was primarily due to a higher volume of shipments in commercial, telecommunication, medical and commercial space products.

       Gross profit increased $5,796,000 to $30,516,000 for the first nine months of fiscal year 1996 from $24,720,000 for the same period of fiscal year 1995 as a result of higher sales. As a percentage of sales, gross profit increased slightly from 25.7% to 26.4% for the first thirty-nine weeks of fiscal years 1995 and 1996, respectively, primarily as a result of increased absorption of fixed overhead due to the higher sales volume.

       Operating expenses for the thirty-nine weeks ended June 30, 1996 increased $3,015,000, compared to the corresponding period of the prior year, primarily due to additional support required for the higher sales volume; however, operating expense, as a percentage of sales, remained relatively consistent at approximately 15% of sales for both periods.

       The effective tax rates of 42% and 39% in the first nine months of fiscal years 1996 and 1995, respectively, are the combined result of taxes computed on foreign and domestic income.

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

                  Inapplicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

                  Inapplicable.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

                  (a)      Inapplicable.

                  (b)      Inapplicable.

                  (c)      Inapplicable.

                  (d)      Inapplicable.


Item 5.    Other Information

                  None.


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit 11.5 Unaudited computation of Earnings Per Share for the thirteen and thirty-nine weeks ended June 30, 1996 and July 2, 1995

                  Exhibit 27.7 Unaudited Financial Data Schedule for the nine months ended June 30, 1996

                  Exhibit 99.1 "Important Factors" as set forth on pages 4 to 8 of the Company's Form 10-K, filed with the Securities and Exchange Commission on December 22, 1995.

           (b)    Reports on Form 8-K:

                  None.

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





DATED:    August 7, 1996