Form 10-K
period 1996-09-29
MICROSEMI CORP
filed 1996-12-20
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 29, 1996
                                            ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to _____________

                        Commission file number # 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                              95-2110371
---------------------------------------------    ----------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

2830 South Fairview Street, Santa Ana, CA               92704
---------------------------------------------    ----------------------
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 2, 1996 was approximately $66,073,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on December 2, 1996 was 7,964,000.

Documents Incorporated by Reference
-----------------------------------

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 25, 1997. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended September 29, 1996.

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

  Microsemi Corporation is a multinational supplier of high-reliability discrete semiconductors, surface mounted assemblies and hi-rel screening and testing services. Microsemi's power conditioning semiconductor products and custom assemblies are employed by the Company's customers in a wide array of aerospace, defense, medical and other applications ranging from the space shuttles to heart pacemakers, x-ray and other medical equipment, automotive, computer and automation products and communications equipment.


PRODUCTS.
--------

  The Company's products include a broad line of discrete semiconductors and other electronic component products and services principally for military, aerospace, medical, computer, telecommunications and other high reliability applications. These components are used throughout the electronics industry, with almost all electronic equipment employing zener diodes or rectifiers to control the direction of electrical current flow, to regulate voltage and to protect sensitive circuitry from line surges and transient voltage spikes. Major products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes and a family of subminiature high power transient suppressor diodes.

  A partial list of additional applications of the Company's products and services includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems. The Company currently serves a broad group of customers including Hughes, ITT, Bosch Telecom, Motorola, Nokia, Lockheed-Martin, AT&T, Loral, Lucent Technologies, and Honeywell.

  The Company also manufactures semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in computer systems.

MARKETING.
---------

  The Company's marketing strategy has been to concentrate sales efforts in high reliability and specialty markets. These markets require superior product performance and technical assistance to satisfy demanding customer needs.

  The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force directly to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 1996, the Company's domestic direct sales force accounted for 35% of the Company's domestic sales, while sales representatives and distributors accounted for approximately 20% and 15%, respectively. The Company has direct sales offices in Los Angeles, Long Island, Phoenix, Boston, Santa Ana, Denver, Chicago, West Palm Beach, Minneapolis, Hong

Kong and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 36 overseas sales representatives and distributors, accounted for approximately 30% of fiscal year 1996 sales.

  No one customer accounted for more than 3% of the Company's revenue in fiscal year 1996. However, approximately 35% of the Company's business is to customers whose principal sales are to the U.S. Government.

  In the ordinary course of business, Microsemi Corporation enters into purchase agreements with some of its major customers to supply the Company's products over periods of up to 18 months.


RESEARCH AND DEVELOPMENT.
------------------------

  The Company spent approximately $1,020,000, $755,000 and $922,000 in fiscal years 1996, 1995 and 1994, respectively, for research and development, none of which was customer sponsored.

  The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its high reliability and commercial businesses.


MANUFACTURING AND SUPPLIERS.
---------------------------

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

  A major portion of the Company's semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, "burn in" and electrical tests in order to prove and assure reliability.

  The Company's Bombay, India facility assembles a commercial zener diode line for the purpose of competing in the lower cost commercial and consumer markets. This plant also performs subcontract coil manufacturing for one of the Company's customers.

  The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for major commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in the U.S. plants and assembles, tests and finishes the products. The plant is approved for assembly of certain military specified diodes.

  The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Electronics Supply Center (DESC) approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-S-19500 and is also European Space Agency qualified. A Trading Company has been established at this facility for stocking/shipping products from U.S. and Asian locations for European customers.

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

  The Company's surface mounted assembly operations design custom circuit boards and purchase component parts. These parts are then assembled using pick and place machines as well as other sophisticated test equipment to meet customer requirements.


FOREIGN OPERATIONS
------------------

  The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China
(PRC). In July 1997, Hong Kong will be returned to the People's Republic of China. The government of the PRC has not announced any significant changes in the conduct of businesses in Hong Kong; however, there can be no assurance that such expected changes will not be made in the future or that the transition of Hong Kong to the PRC will not have any adverse effect to the investment and the results of operations of the Company.


SALES TO FOREIGN CUSTOMERS
--------------------------

  Sales to foreign customers represented approximately 30%, 20% and 17% of net sales for the 1996, 1995 and 1994 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including political instability, changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally. Changes in tariff structures, exchange rates or other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.


ORDER BACKLOG.
-------------

  The Company's consolidated order backlog at September 29, 1996 (primarily for delivery within nine months) increased by 8% to $68,000,000 as compared to $62,700,000 at October 1, 1995. The mix of new orders reflects a flat demand in military related business and an increase in commercial, industrial, medical and space business. See discussion of changes in military procurement practices in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. See discussion of changes in military procurement practices in Management's Discussion and Analysis of Financial Condition and Results of Operations. All of the Company's contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price renegotiation in accordance with U.S. Government sole source procurement provisions. No material contract of the Company has been terminated or renegotiated.


COMPETITION.
-----------

  The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market sector, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Instruments Corp., ITT Corp. and National Semiconductor who are significantly larger than Microsemi and have greater resources and larger market shares. Competition in certain of its product lines is dependent on price and performance. Microsemi has been well regarded by its customers in the high reliability area where competition is dependent less on price and more on product reliability and performance.


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


PROPRIETARY RIGHTS
------------------

  The Company generally does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents often provide only narrow protection and patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurances can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.


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


EMPLOYEES.
---------

  On September 29, 1996, the Company employed 1,662 persons domestically including 106 in engineering, 1,331 in manufacturing, 101 in marketing and 124 in general management and administration. Additionally, 717 persons were employed in the Company's Hong Kong, Bombay, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage. The Company believes its employee relations are good.


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


CHANGE OF CONTROL PROVISIONS
----------------------------

  The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law which may deter the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.

ENVIRONMENTAL REGULATION
------------------------

  While the Company believes that it has the environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations relating to their use, storage, discharge and disposal. No assurances can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

  This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward looking statements included herein are, among other items, based on current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgements that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.   PROPERTIES
          ----------

  The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company owns office, engineering and production facilities in Santa Ana, California; Broomfield, Colorado; Garland, Texas; Watertown, Massachusetts; Ennis, Ireland; Bombay, India and Hong Kong and leases office, engineering and production facilities in Scottsdale, Arizona and Mooresville, North Carolina. As described in Note 8 to the Consolidated Financial Statements, the acquisitions of land, buildings and additions in Santa Ana and Broomfield were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

  The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

  The State of Washington, Department of Ecology proposed finding that the Company is a potentially liable party for the study and cleanup of certain hazardous substances which allegedly contaminated what has come to be known as the Yakima Railroad Area Site. The State of Washington claims that the Company was one of the potentially liable parties that arranged for the disposal of those hazardous substances through Cameron-Yakima Incorporated, a company that the State of Washington claims has caused or contributed to the contamination on the site through its operation of a hazardous waste treatment facility. The Company has joined a group of companies, which anticipates resolving its liability with the State of Washington. The Company has provided $50,000 for the estimated settlement cost in the fiscal year ended September 29, 1996. In the opinion of management, the final resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

  In Broomfield, Colorado, the owner of a property located adjacent to the manufacturing facility owned by a subsidiary of the Company filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

  None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

  (a)     Market Information
          ------------------

          The Company's Common Stock is traded on the NASDAQ National Market under the symbol MSCC. The following table sets forth the high and low closing prices at which the Company's Common Stock traded as reported on the NASDAQ National Market System.

                                       HIGH      LOW
                                       -------   ---

Fiscal Year ended September 29, 1996

 1st Quarter........................   $  11 3/4   $8 5/8
 2nd Quarter........................      10 1/2    7 1/2
 3rd Quarter........................    10 11/16    8 3/8
 4th Quarter........................          11    8 1/4

                                       HIGH      LOW
                                       -------   ---
Fiscal Year ended October 1, 1995

 1st Quarter........................   $   5 3/8   $4 1/8
 2nd Quarter........................       5 5/8    4 5/8
 3rd Quarter........................       9 1/8    5 1/8
 4th Quarter........................          14    9 1/8

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

  (b) Approximate Number of Common Equity Security Holders
      ----------------------------------------------------

                                                       Approximate Number of
                                                         Record Holders
          Title of Class                           (as of September 29, 1996)
          --------------                           --------------------------
          Common Stock, $.20 Par Value                            560 (1)

(1) The number of stockholders of record includes the beneficial holders of shares held in "nominee" or "street name", as a unit.

(c)      Dividends
         ---------
          The Company has not paid dividends in the last five years and has no current plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                       For the five fiscal years in the period ended
                                                                                         September 29, 1996
                                                                -----------------------------------------------------------
                                                                  1996       1995        1994(2)(3)      1993      1992 (1)
                                                                --------   ---------     ---------    ---------  ----------
                                                                      (Amounts in 000's except per share amounts)
Selected Income Statement Data:
------------------------------
Net sales                                                       $157,435   $133,881       $119,230    $123,816   $ 88,719
Gross profit                                                    $ 42,115   $ 35,795       $ 22,438    $ 28,729   $ 22,261
Operating expenses                                              $ 23,164   $ 20,279       $ 20,579    $ 19,938   $ 14,794
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change                                              $  8,100   $  6,053       $ (2,130)   $  1,763   $  1,053
Earnings (loss)  per share
  Primary                                                       $    .98   $    .74       $   (.28)   $    .23   $    .14
  Fully diluted                                                 $    .80   $    .62       $   (.28)   $    .21   $    .14

Common and
 common equivalent shares
  Primary                                                          8,288      8,213          7,573       7,753      7,579
  Fully diluted                                                   11,805     11,861          7,573       9,043      7,864

Selected Balance Sheet Data:
---------------------------
Working capital                                                 $ 49,556   $ 45,714       $ 35,128    $ 35,315   $ 33,826

Total assets                                                    $114,439   $104,815       $100,149    $105,469   $111,918

Long-term debt                                                  $ 46,420   $ 48,398       $ 50,568    $ 51,871   $ 54,037

Stockholders' equity                                            $ 29,408   $ 21,110       $ 14,788    $ 16,835   $ 13,758

(1) In July 1992, the Company acquired substantially all of the assets of the Semiconductor Products Division of Unitrode Corporation.

(2) In September 1994, the Company recorded a charge to reduce the carrying value of military related inventories and other assets and certain non-military related assets where there had been a permanent reduction in value. (See Note 5 to Notes to Consolidated Financial Statements).

(3) During 1994, the Company disposed of substantially all the assets of Omni Technology Corporation, a wholly owned subsidiary of the Company. (See Note 11 to Notes to Consolidated Financial Statements).

     The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

     Microsemi Corporation's operations in the fiscal year 1996 were funded with internally generated funds and borrowings under the Company's line of credit.
In September 1996, the Company obtained a new credit line with a bank. Under the current line of credit, the Company can borrow up to $15,000,000. As of September 29, 1996, $4,214,000 was borrowed under this credit facility. At September 29, 1996, the Company had $4,059,000 in cash and cash equivalents.

     A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to complete the payment of principal scheduled for February 1, 1998.

     Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

     The Company's revenues continue to be partially dependent on military and aerospace programs. Reductions in defense spending had and will continue to have a negative impact on the Company's operations. Furthermore, there were Department of Defense (DOD) announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. In the past three years, military related business has declined from approximately 50% to 30% of total revenues. The decrease in shipments of military related parts has been more than offset by the increase in shipments of commercial, industrial, medical and space related products. In addition, the Company continues to develop commercial applications for its products to offset this decrease. Although the final impact of the changes in Department of Defense procurement practices is not known, management believes that, either through associated cost reductions or increases in shipments of non Department of Defense products, it will not have a significant impact on total future revenues, operations or cash flows of the Company (see Note 5 to the Consolidated Financial Statements).

     The average collection period on accounts receivable was 52 days for the fiscal years 1996 and 1995.

     The average days sales of product in inventories decreased to 143 days for fiscal year 1996 compared to 155 days for fiscal year 1995 due primarily to the increase in sales over the prior year.

     On October 25, 1996, Microsemi purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency (RF) Semiconductor business in Montgomeryville, Pennsylvania. The purchase price comprised approximately $2,200,000 in cash and a $700,000 note payable.

     The Company has no other significant capital commitments.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1996 COMPARED TO THE FISCAL YEAR 1995.
--------------------------------------------------------------------------------

     Net sales for fiscal year 1996 increased to $157,435,000, or 18%, from $133,881,000 for fiscal year 1995. The increase of $23,554,000 was due to higher volume of shipments of commercial, industrial and telecommunications and commercial applications, reflecting the increasing demand for the Company's products in these markets, which included an increase in sales to foreign customers.

     Gross profit increased $6,320,000 to $42,115,000 for the current fiscal year from $35,795,000 for the prior year, primarily due to the higher sales levels. Gross profit, as a percentage of sales, has remained relatively consistent at 27% for fiscal years 1996 and 1995.

     Selling expenses increased $1,163,000 to $9,027,000 for fiscal year 1996, compared to fiscal year 1995, primarily due to increases in commission, salaries and related costs consistent with the increase in sales and an increase in marketing and promotional efforts during 1996. General and administrative expenses in the current year increased $1,715,000 as compared to those of the prior year. This increase was primarily the result of an increase in general and administrative support services and related costs needed to support the continuing growth of the Company.

     Interest expense decreased $582,000 to $4,440,000 for fiscal year 1996 from $5,022,000 in fiscal year 1995 primarily due to lower overall borrowings throughout 1996 as compared to 1995, combined with a decrease in interest rates on the Company's Industrial Development Revenue Bond which was remarketed during 1995.

     The effective income tax rates of 42% and 41% for the fiscal years 1996 and 1995, respectively, are the combined results of income taxes computed on foreign and domestic income.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR  1995 COMPARED TO THE FISCAL YEAR
---------------------------------------------------------------------------
1994.
-----


         Net sales for fiscal year 1995 increased to $133,881,000, or 12%, from $119,230,000 for fiscal year 1994. The increase of $14,651,000 was due to higher volume of shipments of commercial, industrial and telecommunications products, reflecting the Company's effort to shift toward these markets, and the increase of demand in the electronics industry in general.

         Gross profit increased $13,357,000 to $35,795,000 for the current fiscal year from $22,438,000 for the prior year. In fiscal year 1994, cost of sales included a $7,258,000 reduction in the carrying values of certain military and non-military related inventories to reflect their estimated net realizable values. Without this reduction, gross profit for fiscal year 1994 would have been $29,696,000, or 25% of sales compared to 27% for the current fiscal year. The remaining increase in gross profit as a percentage of sales in fiscal year 1995 compared to fiscal year 1994 was primarily due to higher absorption of fixed overhead costs as a result of increased production.

         General and administrative expenses for fiscal year 1995 increased $2,038,000; however, general and administrative expenses as a percentage of sales have remained relatively consistent at 9% for fiscal years 1995 and 1994.

         The effective income tax (benefit) rates of 41% and (39%) for the fiscal years 1995 and 1994, respectively, are the combined results of income taxes (benefits) computed on foreign and domestic income (loss).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

       Microsemi Corporation-Index to Financial Statements
       ---------------------------------------------------

                                                                                     Page
                                                                                     ----
     1.   Consolidated Financial Statements
          ---------------------------------

          Report of Independent Accountants                                           14

          Consolidated Balance Sheets at September 29,
           1996 and October 1, 1995                                                   15

          Consolidated Statements of Operations for each of the three fiscal years
          in the period ended September 29, 1996                                      16

          Consolidated Statements of Stockholders' Equity for each of the three
          fiscal years in the period ended September 29, 1996                         17

          Consolidated Statements of Cash Flows for each of the three fiscal years
          in the period ended September 29, 1996                                     18

          Notes to Consolidated Financial Statements                                 19

     2.   Financial Statement Schedule
          ----------------------------

          Schedule for the fiscal years ended September 29, 1996, October 1,
          1995 and October 2, 1994.

          Schedule
          --------

          II   -    Valuation and Qualifying Accounts                                34

          Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------



To the Board of Directors
and Stockholders of
Microsemi Corporation

In our opinion, the consolidated financial statements and financial statement schedule listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Costa Mesa, California
November 21, 1996

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (amounts in 000's)

                                                                      September 29,   October 1,
                              ASSETS                                      1996           1995
                                                                      -------------   ----------

Current assets
  Cash and cash equivalents                                                $  4,059     $  3,965
  Accounts receivable, less allowance for doubtful accounts of
    $2,159 in 1996 and $2,018 in 1995                                        24,740       20,191
  Inventories                                                                47,279       43,281
  Deferred income taxes, net                                                  6,952        5,471
  Other current assets                                                        1,202        4,375
                                                                           --------     --------
TOTAL CURRENT ASSETS                                                         84,232       77,283
                                                                           --------     --------

Property and equipment, net                                                  25,641       23,602
                                                                           --------     --------
Deferred income taxes, net                                                      675          569
                                                                           --------     --------
Other assets                                                                  3,891        3,361
                                                                           --------     --------

                                                                           $114,439     $104,815
                                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                                        $  4,552     $  4,561
  Current maturities of long-term debt                                        1,625        2,328
  Accounts payable                                                            8,013        6,774
  Accrued liabilities                                                        15,042       13,178
  Income taxes payable                                                        4,694        4,016
  Deferred income taxes                                                         750          712
                                                                           --------     --------
TOTAL CURRENT LIABILITIES                                                    34,676       31,569
                                                                           --------     --------

Deferred income taxes                                                         1,973        1,864
                                                                           --------     --------
Long-term debt                                                               46,420       48,398
                                                                           --------     --------
Other long-term liabilities                                                   1,962        1,874
                                                                           --------     --------

Commitments and contingencies (Notes 8 & 10)

Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares; issued
        7,908 in 1996 and 7,789 in 1995                                       1,582        1,558
  Capital in excess of par value of stock                                    14,895       14,644
  Retained earnings                                                          12,931        4,908
                                                                           --------     --------
TOTAL STOCKHOLDERS' EQUITY                                                   29,408       21,110
                                                                           --------     --------

                                                                           $114,439     $104,815
                                                                           ========     ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in 000's, except earnings per share)

   For each of the three fiscal years in the period ended September 29, 1996

                                                              1996        1995        1994
                                                            ---------   ---------   ---------

Net sales                                                   $157,435    $133,881    $119,230
Cost of sales                                                115,320      98,086      96,792
                                                            --------    --------    --------
      GROSS PROFIT                                            42,115      35,795      22,438
                                                            --------    --------    --------

Operating expenses
  Selling                                                      9,027       7,864       7,450
  General and administrative                                  13,916      12,201      10,163
  Amortization of goodwill and other intangible assets           221         214         251
  Reduction in carrying value of assets                            -           -       2,715
                                                            --------    --------    --------
      TOTAL OPERATING EXPENSES                                23,164      20,279      20,579
                                                            --------    --------    --------

      INCOME FROM OPERATIONS                                  18,951      15,516       1,859
                                                            --------    --------    --------

Other expense
  Interest expense, net                                       (4,440)     (5,022)     (5,094)
  Other                                                         (545)       (234)       (282)
                                                            --------    --------    --------
      TOTAL OTHER EXPENSE                                     (4,985)     (5,256)     (5,376)
                                                            --------    --------    --------

Income (loss) before income taxes                             13,966      10,260      (3,517)
Provision (benefit) for income taxes                           5,866       4,207      (1,387)
                                                            --------    --------    --------

NET INCOME (LOSS)                                           $  8,100    $  6,053    $ (2,130)
                                                            ========    ========    ========

PRIMARY EARNINGS (LOSS) PER SHARE                               $.98        $.74       $(.28)
                                                            ========    ========    ========

FULLY DILUTED EARNINGS (LOSS) PER SHARE                         $.80        $.62       $(.28)
                                                            ========    ========    ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (amounts in 000's)

   For each of the three fiscal years in the period ended September 29, 1996

                                                                       Capital in    Retained
                                                 Common Stock          excess of     earnings
                                         ---------------------------   par value  (accumulated
                                            Shares         Amount      of stock     deficit)      Total
                                         ------------   ------------   --------   ------------   --------

BALANCE AT OCTOBER 3, 1993                      7,548         $1,510    $14,318   $ 1,007        $16,835

 Net loss                                           -              -          -    (2,130)        (2,130)
 Exercise of employee stock options                47              9         79         -             88
 Currency translation loss                          -              -          -        (5)            (5)
                                                -----         ------    -------   -------        -------
BALANCE AT OCTOBER 2, 1994                      7,595          1,519     14,397    (1,128)        14,788

 Net income                                         -              -          -     6,053          6,053
 Exercise of employee stock options               194             39        247         -            286
 Currency translation loss                          -              -          -       (17)           (17)
                                                -----         ------    -------   -------        -------
BALANCE AT OCTOBER 1, 1995                      7,789          1,558     14,644     4,908         21,110
 Net income                                         -              -          -     8,100          8,100
 Exercise of employee stock options                66             13        162         -            175
 Conversion of notes payable                       53             11         89         -            100
 Currency translation loss                          -              -          -       (77)           (77)
                                                -----         ------    -------   -------        -------
BALANCE AT SEPTEMBER 29, 1996                   7,908         $1,582    $14,895   $12,931        $29,408
                                                =====         ======    =======   =======        =======

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (amounts in 000's)
   For each of the three fiscal years in the period ended September 29, 1996

                                                                            1996       1995       1994
                                                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                         $ 8,100    $ 6,053    $(2,130)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
    Depreciation and amortization                                           3,861      3,888      4,491
    Allowance for doubtful accounts                                           141       (155)       290
    Reserve on notes receivable and other assets                                -      1,070          -
    Reduction in carrying value of assets                                       -          -      9,973
    Loss on disposition and retirement of assets                              254        354         75
    Deferred income taxes                                                  (1,440)        53     (1,762)
    Change in assets and liabilities, net of disposition:
        Accounts receivable                                                (4,690)    (2,264)      (929)
        Inventories                                                        (3,998)    (3,223)    (3,036)
        Other current assets                                                3,173       (536)      (271)
        Other assets                                                       (1,131)       490        455
        Accounts payable                                                    1,239       (117)    (2,696)
        Accrued liabilities                                                 1,864      3,190      3,463
        Income taxes payable                                                  678      2,804       (937)
        Other long-term liabilities                                             -        938          -
    Other                                                                     (77)       (17)        (5)
                                                                          -------    -------    -------
        Net cash provided from operating activities                         7,974     12,528      6,981
                                                                          -------    -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES

 Additions to property and equipment                                       (5,933)    (3,765)    (2,522)
 Proceeds from sales of assets (Note 11)                                      380          -        200
 Increase in other assets                                                       -       (315)         -
                                                                          -------    -------    -------
        Net cash used for investing activities                             (5,553)    (4,080)    (2,322)
                                                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in notes payable to bank and others                                  (9)    (5,023)      (442)
 Proceeds from long-term debt                                                  17        988      3,117
 Payments on long-term debt                                                (2,598)    (4,648)    (5,419)
 Decrease (increase) in other long-term liabilities                            88        (80)       (89)
 Exercise of employee stock options                                           175        286         88
                                                                          -------    -------    -------
          Net cash used for financing activities                           (2,327)    (8,477)    (2,745)
                                                                          -------    -------    -------

Net increase (decrease) in cash and cash equivalents                           94        (29)     1,914
Cash and cash equivalents at beginning of year                              3,965      3,994      2,080
                                                                          -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 4,059    $ 3,965    $ 3,994
                                                                          =======    =======    =======

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

The Company designs and manufactures a broad line of discrete semiconductors and provides related services principally for military, aerospace, medical, computer, telecommunications and other electronics markets. Major products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes and a family of subminiature high power transient suppressor diodes.

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. The three fiscal years in the period ended September 29, 1996 consisted of fifty-two weeks.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Microsemi Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal year 1994 and 1995 balances to conform with the fiscal year 1996 presentation.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method except for inventories at the Scottsdale, Arizona subsidiary, which cost is determined using the last-in, first-out method (see
Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives or leasehold periods, as appropriate. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

Impairment of Long-Lived Assets
-------------------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, companies are required to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. The Company will be required to adopt SFAS 121 in fiscal year 1997. The adoption of SFAS 121 is anticipated to have an immaterial effect upon the Company's financial statements.

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

The weighted average number of primary common and common equivalent shares was 8,288,000 in 1996, 8,213,000 in 1995 and 7,573,000 in 1994. Shares for the
computation of fully diluted earnings per share were 11,805,000 in 1996, 11,861,000 in 1995 and 7,573,000 in 1994.

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------

The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments.

The carrying value of the Company's long-term debt approximates fair value based upon the current rates offered to the Company for obligations of the same remaining maturities except for the Company's 5.875% Convertible Subordinated Debentures and 10% Convertible Subordinated Notes (Note 8). The estimated fair values of these financial instruments at September 29, 1996 are as follows:

                                             Carrying    Fair
                                              Amount    Value
                                             --------   -----
                                            (amounts in 000's)
Long Term Debt
 Convertible Subordinated Debentures
   bearing interest at 5.875% due 2012       $33,281   $29,786

 Convertible Subordinated Notes
   bearing interest at 10% due 1999           $1,900    $9,943

The estimated fair value amounts above have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in current market exchanges.

Accounting for Stock-Based Compensation
---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123) which establishes financial accounting and reporting standards for stock-based employer compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model (the "Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) will have to disclose, in the Notes to Financial Statements, the pro forma impact on net income and net income per share had the company utilized the Fair Value Method. The Company will be required to adopt SFAS 123 in fiscal year 1997 and anticipates accounting for future stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123.

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition, are amortized on a straight-line basis over periods not exceeding ten years.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade receivables. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales
are to the U.S. Government.    In addition, sales to foreign customers
represented approximately 30%, 20% and 17% of net sales for fiscal years 1996, 1995 and 1994, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

2.   INVENTORIES

Inventories used in the computation of cost of goods sold were:

                     September 29,   October 1,   October 2,
                         1996           1995         1994
                     -------------   ----------   ----------
                               (amounts in 000's)

Raw materials              $14,310      $10,367      $ 9,306
Work in process             19,493       20,847       18,678
Finished goods              13,476       12,067       12,074
                           -------      -------      -------
                           $47,279      $43,281      $40,058
                           =======      =======      =======

Inventories in the amount of $7,408,000 at Microsemi Scottsdale are stated at cost under the last-in, first-out (LIFO) method. Had the first-in, first-out method been used, total inventories would have been approximately $50,000, $100,000 and $1,100,000 higher at each fiscal year end for 1996, 1995 and 1994, respectively. The

LIFO valuation method had the effect of increasing gross profit by $50,000, $1,000,000 and $300,000 in fiscal years 1996, 1995 and 1994, respectively.

3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                            September 29,  October 1,
                               Asset Life       1996         1995
                              -------------   ---------   -----------
                                        (amounts in 000's)

Buildings                       20-40 years   $ 16,101      $ 15,520
Property and equipment           3-10 years     32,683        28,552
Furniture and fixtures           5-10 years        922           961
Leasehold improvements        Life of lease      1,472         1,336
                                              --------      --------
                                                51,178        46,369
Accumulated depreciation                       (31,637)      (28,442)
Land                                             4,072         4,072
Construction in progress                         2,028         1,603
                                              --------      --------
                                              $ 25,641      $ 23,602
                                              ========      ========

Depreciation expense was $3,640,000, $3,674,000 and $4,238,000 in fiscal years 1996, 1995 and 1994, respectively.

At September 29, 1996, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and building of the Microsemi Colorado subsidiary were pledged to the City of Broomfield, Colorado under the provisions
of the loan agreement with the Colorado Industrial Development Authority.   The
buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement.

4.   OTHER ASSETS

Other assets consisted of the following:

                                               September 29,   October 1,
                                                   1996           1995
                                               -------------   ----------
                                                   (amounts in 000's)
Investments in unconsolidated affiliates              $  603       $  303
Deferred financing expenses, net                       1,292        1,523
Cash surrender value of life insurance                   378          344
Goodwill and other intangible assets, net                 50           96
Notes receivable                                         104          289
Collateralized notes receivable                          598          598
Restricted deposit (see Note  8)                         353            -
Others                                                   513          208
                                                      ------       ------
                                                      $3,891       $3,361
                                                      ======       ======

Accumulated amortization for deferred financing expenses, goodwill and other intangible assets amounted to $2,512,000 and $2,293,000 as of September 29, 1996 and October 1, 1995, respectively.

As of September 29, 1996 and October 1, 1995, Microsemi has a loan of $598,000 to an unaffiliated company collateralized by its property interest in a building in Allen, Texas.

5.   REDUCTION IN CARRYING VALUE OF ASSETS

In September 1994, the Company recorded a charge to reduce the carrying value of military related inventories and other assets and certain non-military related assets where there had been a permanent reduction in value.

The charge comprised the following components (amounts in 000's):

                                          Fiscal Year
                                                Ended
                                      October 2, 1994
                                      ---------------
     Military related assets
      Inventories                              $5,995
      Other assets                                558
      Equipment                                   507
                                               ------
                                                7,060
                                               ------
     Non-military related assets
      Inventories                               1,263
      Other assets                              1,250
      Building                                    400
                                               ------
                                                2,913
                                               ------
        Total                                  $9,973
                                               ======

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

In addition, the carrying values of certain other non-military related assets were reduced to reflect their estimated net realizable values. These reductions of carrying values related principally to (1) a dispute, which arose in the fourth quarter of fiscal 1994, relating to inventories previously on consignment and a related note receivable, (2) the permanent reduction in the value of a building owned by the Company, and (3) a reduction in the net realizable values of certain inventories and investments.

The reductions in the carrying values of inventories totaling $7,258,000 were charged to cost of sales in fiscal year 1994. The remaining charge for the reduction in carrying values of the other assets totaling $2,715,000 was included as a component of operating expenses in fiscal year 1994.

7.   ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                 September 29   October 1,
                                                     1996          1995
                                                 ------------   ----------
                                                    (amounts in 000's)
Accrued payroll, vacation and related taxes           $ 4,286      $ 4,689
Accrued profit sharing                                  3,694        3,703
Accrued interest                                        1,347          470
Accrued commissions and discounts                         734        1,058
Accrued professional fees                                 623          714
Accrued property and sales taxes                          294          480
Accrued lease liability                                   465          265
Other accrued expenses                                  3,599        1,799
                                                      -------      -------
                                                      $15,042      $13,178
                                                      =======      =======

7.   INCOME TAXES

Pretax income (loss) from continuing operations was taxed under the following jurisdictions:

                                           For each of the three fiscal years in
                                            the period ended September 29, 1996
                                           -------------------------------------
                                              1996         1995          1994
                                           ---------    -----------    ---------
                                                  (amounts in 000's)

Domestic                                     $11,255      $ 7,750      $(4,188)
Foreign                                        2,711        2,510          671
                                             -------      -------      -------
Total                                        $13,966      $10,260      $(3,517)
                                             =======      =======      =======

The provision (benefit) for income taxes consisted of the following components:

                                           For each of the three fiscal years in
                                            the period ended September 29, 1996
                                           -------------------------------------
                                              1996         1995          1994
                                           ---------    -----------    ---------
                                                  (amounts in 000's)
Current
 Federal                                    $ 5,861       $ 3,295      $    92
 State                                          867           293           20
 Foreign                                        578           566          263
Deferred                                     (1,440)           53       (1,762)
                                            -------       -------      -------
                                            $ 5,866       $ 4,207      $(1,387)
                                            =======       =======      =======

Deferred tax assets (liabilities) comprise the following:

                                            September 29,    October 1,
                                                 1996           1995
                                            --------------   -----------
                                                 (amounts in 000's)
Accounts receivable                               $   765       $   698
Inventories                                         1,594         1,118
Other assets                                        1,814         1,949
Fixed asset bases                                     479           441
Accrued employee benefit expenses                   2,708         2,216
Accrued other expenses                              1,820         1,195
Loss and credit carryforwards                       1,251         1,227
                                                  -------       -------
Gross deferred tax assets                          10,431         8,844
                                                  -------       -------

Deferred tax asset valuation allowance             (2,804)       (2,804)
                                                  -------       -------

Inventory bases                                      (750)         (712)
Depreciation                                       (1,770)       (1,672)
Other                                                (203)         (192)
                                                  -------       -------
Gross deferred tax liabilities                     (2,723)       (2,576)
                                                  -------       -------
                                                  $ 4,904       $ 3,464
                                                  =======       =======

The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                                                      For the three fiscal
                                                                    years in the period ended
                                                                       September 29, 1996
                                                              -------------------------------------
                                                               1996           1995           1994
                                                              -------   ----------------   --------
                                                                       (amounts in 000's)
Tax computed at statutory rate                                $4,748             $3,488    $(1,196)
State taxes, net of federal benefit                              787                655       (220)
Tax effect of earnings of foreign subsidiaries                  (921)              (853)      (347)
Foreign taxes                                                    578                566        263
Other differences, net                                           674                351        113
                                                              ------             ------    -------
                                                              $5,866             $4,207    $(1,387)
                                                              ======             ======    =======

The Company has the following tax loss carryforwards available as of September 29, 1996:

                                                                Amount    Expiration Date
                                                                ------    ---------------
                                                                  (amounts in 000's)
Purchased net operating loss carryforwards                      $1,168         2003
Capital loss carryforwards                                      $2,317         1997

Tax benefits realized in future periods from the purchased net operating losses will be reflected as adjustments to goodwill and other intangible assets which were recorded at the time of the acquisition of the related subsidiaries. All or a portion of the capital loss carryforward amount may be utilized to offset future capital gains.

No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 1996, the undistributed earnings aggregated approximately $13,828,000.

8.                                                         DEBT

Long-term debt consisted of:

                                                           September 29,    October 1,
                                                               1996           1995
                                                           -------------    ----------
                                                               (amounts in 000's)
Industrial Development Bond-bearing interest at
 7.875% due May 2000; secured by first deed of trust             $ 2,720       $ 2,905

Industrial Development Bond-bearing interest at 6.75%
 due February 2005; secured by first deed of trust                 5,350         5,350

Convertible Subordinated Debentures-bearing interest
 at 5.875% due 2012                                               33,281        33,281

Convertible Subordinated Notes-bearing interest
 at 10% due 1999                                                   1,900         2,000

Notes payable-bearing interest at ranges of 5 - 13%
 due between October 1996 and July 2002                            4,794         7,190
                                                                 -------       -------
                                                                  48,045        50,726
Less current portion                                              (1,625)       (2,328)
                                                                 -------       -------
                                                                 $46,420       $48,398
                                                                 =======       =======

Sinking fund payment requirements under the Industrial Development Bonds, and other long-term debt maturities, including the current portion, during the next five years are as follows (amounts in 000's):

                     1997              1,625
                     1998              2,483
                     1999              2,997
                     2000              2,642
                     2001                591
                     Thereafter       37,707
                                     -------
                                     $48,045
                                     =======

A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000 to complete the payment of principal scheduled for February 1, 1998. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 29, 1996.

In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures are convertible into common stock at $13.55 per share. As of September 29, 1996 they are redeemable at 100.6% of par plus accrued interest, declining to par on March 1, 1997. Deferred debt issuance costs of $1,128,000 are included in other assets and are being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased a total of $6,969,000 of these debentures due to favorable market conditions.

In June 1992, the Company obtained $2,000,000 from an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. The related $2,000,000 of 10% convertible notes are due in 1999 and convertible into common stock at $1.875 per share. In fiscal year 1996, $100,000 was converted into 53,333 shares of common stock.

The Company maintains a revolving credit facility with a domestic bank which will continue through September 1997. Under the credit facility the Company can borrow up to $15,000,000. The credit line has an interest rate of prime and is secured by substantially all of the assets of the Company. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company is in compliance with the aforementioned covenants at September 29, 1996. At September 29, 1996, the balance on this credit facility amounted to $4,214,000.

Notes payable to banks and others at September 29, 1996 included a $51,000 ($7,000 at October 1, 1995) overdraft facility due to a bank in Hong Kong, a demand note payable to the former owner of the Bombay, India facility for $47,000 ($53,000 at October 1, 1995) and $240,000 ($598,000 at October 1, 1995)
due to a financial institution in Ireland under an accounts receivable discounting agreement.

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

In December 1986, the Board of Directors adopted another incentive stock option plan (The 1987 Plan) which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 29, 1996, only options have been granted under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

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

Activity and price information regarding the plans are as follows:

                                             Stock Options
                                        --------------------------
                                         Shares       Price Range
                                        ---------    -------------

Outstanding October 3, 1993               654,775    $ 1.000 - $5.625

  Granted                                 179,500    $ 3.875 - $5.000
  Exercised                               (46,123)   $ 1.000 - $5.000
  Expired or canceled                     (21,750)   $ 1.000 - $2.750
                                         --------
Outstanding October 2, 1994               766,402    $ 1.000 - $5.625
                                         ========
  Granted                                 156,800    $ 2.000 - $5.000
  Exercised                              (194,629)   $ 1.000 - $5.000
  Expired or canceled                     (12,300)   $ 1.000 - $5.000
                                         --------
Outstanding October 1, 1995               716,273    $ 1.000 - $5.625
                                         ========

  Granted                                 146,300    $9.875 - $11.766
  Exercised                               (66,008)   $ 1.000 - $5.000
  Expired or canceled                     (56,050)   $ 1.000 - $2.700
                                         --------
Outstanding September 29, 1996            740,515    $1.000 - $11.766
                                         ========

Stock options exercisable were 421,590, 414,264 and 469,202 at September 29, 1996, October 1, 1995 and October 2, 1994, respectively. Remaining shares available for grant at September 29, 1996, October 1, 1995 and October 2, 1994 under the plans were 244,489, 175,816 and 176,725, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income amounted to approximately $2,557,000, $2,882,000 and $2,059,000 in fiscal years 1996, 1995 and 1994, respectively.

401(k) Plan
-----------

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed approximately $821,000, $583,000 and $338,000 to this plan during fiscal years 1996, 1995 and 1994, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994, the Company adopted a supplemental retirement plan which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at September 29, 1996 and October 1, 1995, was $1,501,000 and $1,406,000, respectively, related to the Company's estimated liability for the plan.

10.  COMMITMENTS AND CONTINGENCIES
The Company occupies premises under operating lease agreements expiring through 2006. Aggregate future minimum rentals payable under these leases are (amounts in 000's):

                       1997            $1,017
                       1998               931
                       1999               851
                       2000               860
                       2001               863
                       Thereafter       4,506
                                       ------
                                       $9,028
                                       ======

Rental expense charged to income was $1,204,000 in fiscal year 1996, $1,472,000 in fiscal year 1995 and $1,297,000 in fiscal year 1994. The aforementioned amounts are net of sublease income amounting to $146,000 and $145,000 in fiscal years 1996 and 1995, respectively. The Company had no sublease income in fiscal year 1994.

In July 1994, the Company received a letter from the State of Washington Department of Ecology stating that it proposed finding the Company a potentially liable party for alleged contamination of real property and ground water in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the contaminates or arranged with a transporter for the
disposal or treatment of the contaminates in Yakima County.   The Company has
joined a group of companies, which anticipates resolving its liability with the State of Washington. The Company has provided $50,000 for the estimated settlement cost in the fiscal year ended September 29, 1996. In the opinion of management, the final resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

In Broomfield, Colorado, an owner of property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

11.  DISPOSITIONS

On June 8, 1994, the Company completed a transaction with Technology Marketing Incorporated (TMI) to dispose of substantially all of the assets of Omni Technology Corporation (Omni), a wholly owned subsidiary of the Company. The Company received $200,000 cash, a $300,000 term note receivable, $2,000,000 in 4% redeemable preferred stock, and a warrant to purchase up to 250,000 shares of TMI's common stock at $1.00 per share. The preferred stock is subject to mandatory redemption over a period of between 10 to 20 years based upon the achievement of certain performance objectives by TMI. No gain or loss was recognized on the transaction. The Company received no payments from TMI during fiscal year 1995. The Company repossessed certain assets from TMI in June 1995 and sold a substantial portion of these repossessed assets at an auction in October 1995 for approximately $380,000. The remaining assets associated with the sale of Omni were fully reserved at September 29, 1996 and October 1, 1995 and included in the Company's financial statements at their net balance.

12.  GEOGRAPHIC AREAS

The following table presents sales, income from operations and identifiable assets and liabilities by geographic areas for fiscal years 1996, 1995 and 1994:

                             SALES TO    INCOME (LOSS)
                           UNAFFILIATED     FROM
GEOGRAPHIC AREAS             CUSTOMERS    OPERATIONS      ASSETS    LIABILITIES
----------------           ------------  -------------   --------   -----------
                                       (amounts in 000's)
1996:

  UNITED STATES               $142,269      $16,319    $100,980       $81,802
  EUROPE                        13,729        1,460       6,070         2,025
  ASIA                           1,437        1,172       7,389         1,204
                              --------      -------    --------       -------
    TOTAL                     $157,435      $18,951    $114,439       $85,031
                              ========      =======    ========       =======

1995:

   UNITED STATES              $120,263      $13,050    $ 91,031       $79,978
   EUROPE                       12,725        1,348       6,460         2,602
   ASIA                            893        1,118       7,324         1,125
                              --------      -------    --------       -------
    TOTAL                     $133,881      $15,516    $104,815       $83,705
                              ========      =======    ========       =======


1994:

   UNITED STATES              $111,408      $   769    $ 88,845       $82,280
   EUROPE                        7,218        1,308       4,968         1,944
   ASIA                            604         (218)      6,336         1,137
                              --------      -------    --------       -------
    TOTAL                     $119,230      $ 1,859    $100,149       $85,361
                              ========      =======    ========       =======

13. STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

                                                    For the three fiscal
                                                    years in the period
                                                  ended September 29, 1996
                                                  ---------------------------
Supplementary information:                          1996       1995     1994
                                                  --------    -------  ------
                                                        (amounts in 000's)
Cash paid during the year for:
  Interest                                         $  3,745   $6,184   $4,867
                                                   ========   ======   ======
  Income taxes                                     $  6,330   $1,350   $1,269
                                                   ========   ======   ======

Non-cash financing activities:
 Conversion of 10% subordinated notes payable
 to 53,333 shares of common stock (Note 8)         $100,000   $    -   $    -
                                                   ========   ======   ======

14.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to cost of sales and expenses were $1,020,000, $755,000 and $922,000, for the fiscal years 1996, 1995 and 1994, respectively.

15. SUBSEQUENT EVENT (UNAUDITED)

On October 25, 1996, Microsemi purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency (RF) Semiconductor business in Montgomeryville, Pennsylvania. The purchase price comprised approximately $2,200,000 in cash and a $700,000 note payable. The acquisition will be accounted for by the purchase method. Accordingly, the results of operations of the RF business will be included with those of the Company subsequent to the date of acquisition.

16.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows:

                                                         Quarters ended in fiscal year 1996
                                                  ------------------------------------------------
                                                    (amounts in 000's, except earnings per share)

                                                   December 31,   March 31,   June 30,   Sept. 29,
                                                       1995         1996        1996       1996
                                                   ------------   ---------   --------   ---------

Net sales                                               $35,299     $39,107    $41,261     $41,768

Gross profit                                            $ 9,203     $10,309    $11,004     $11,599

Net income                                              $ 1,429     $ 1,828    $ 2,339     $ 2,504

Primary earnings per share                              $  0.17     $  0.22    $  0.28     $  0.30

Fully diluted earnings per share                        $  0.15     $  0.18    $  0.23     $  0.24

                                                           Quarters ended in fiscal year 1995
                                                   ------------------------------------------------
                                                     (amounts in 000's, except earnings per share)

                                                        January 1,  April 2,    July 2,    Oct. 1,
                                                          1995        1995       1995       1995
                                                        --------    -------    -------     -------
Net sales                                               $27,657     $32,441    $36,138     $37,645

Gross profit                                            $ 7,004     $ 8,114    $ 9,602     $11,075

Net income                                              $ 1,013     $ 1,348    $ 1,698     $ 1,994

Primary earnings per share                              $  0.13     $  0.17    $  0.21     $  0.24

Fully diluted earnings per share                        $  0.12     $  0.15    $  0.17     $  0.20

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (amounts in 000's)

Column A                                          Column B    Column C     Column D        Column E        Column F
--------                                         ----------   ----------   -----------   --------------    ---------
                                                 Balance at   Charged to   Charged       Deductions-       Balance
                                                 beginning    costs and    to other      recoveries        at end of
Classification                                   of period    expenses     accounts      and write-offs    period
---------------                                  ----------   ----------   -----------   ---------------   ---------

September 29, 1996

Allowance for doubtful accounts and
 reserve for returns                               $2,018       $ 91          $  -           $  50          $2,159
                                                   ======       ====          ====           =====          ======

Reserve for investments in unconsolidated
 affiliates                                        $  237       $300             -           $   -          $  537
                                                   ======       ====          ====           =====          ======

October 1, 1995

Allowance for doubtful accounts and
 reserve for returns                               $2,173       $421             -           $(576)         $2,018
                                                   ======       ====          ====           =====          ======

Reserve for investments in unconsolidated
 affiliates                                        $  237       $  -             -           $   -          $  237
                                                   ======       ====          ====           =====          ======

October 2, 1994

Allowance for doubtful accounts and
 reserve for returns                               $1,709       $569             -           $(105)         $2,173
                                                   ======       ====          ====           =====          ======

Reserve for investments in unconsolidated
 affiliates                                        $  237       $  -             -           $   -          $  237
                                                   ======       ====          ====           =====          ======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------

       None

                                    PART III
                                    --------

Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended September 29, 1996. The information required by those items is set forth in that certain proxy statement and such information is incorporated in this Form 10-K.


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

       None

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MICROSEMI CORPORATION

                         By  /s/ DAVID R. SONKSEN
                            -------------------------------
                            David R. Sonksen
                            Vice President-Finance and
                            Chief Financial Officer
                            (Principal Financial Officer
                            and Chief Accounting Officer
                            and duly authorized to sign on
                            behalf of the Registrant)



Dated:  December 16, 1996

                               POWER OF ATTORNEY

     The undersigned hereby constitutes and appoints Philip Frey, Jr. his true and lawful attorney-in-fact and agent, with full power of substitution and capacities, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                 Date
     ---------                        ------                -----

/s/ PHILIP FREY, JR.      Chairman of the        November 21, 1996
-----------------------   Board, President
Philip Frey, Jr.          and Chief Executive
                          Officer


/s/ JIRI SANDERA          Vice President,        November 21, 1996
-----------------------   Engineering &
Jiri Sandera              Director


/s/ DAVID R. SONKSEN      Vice President,        November 21, 1996
-----------------------   Finance, Treasurer
David R. Sonksen          and Secretary
                          (principal financial
                          and accounting
                          officer)


/s/ JOSEPH M. SCHEER      Director               November 21, 1996
-----------------------
Joseph M. Scheer

/s/ BRAD DAVIDSON         Director               November 21, 1996
-----------------------
Brad Davidson

/s/ ROBERT B. PHINIZY     Director               November 21, 1996
-----------------------
Robert B. Phinizy

/s/ MARTIN H. JURICK      Director               November 21, 1996
-----------------------
Martin H. Jurick

$$FOLIO

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

      4      Form of Indenture, including form of 5 7/8%
             Convertible Subordinated Debenture due 2012 (2)

      4.1 Subordinated Convertible Note Purchase Agreement dated June 26, 1992 among the Registrant and the Purchasers named therein and Exhibit A hereto, a form of Subordinated Convertible Note (29)

      10.1   1984 Incentive Stock Option Plan (as amended December
             13, 1984) (3)

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

      10.33 Agreement of Purchase and Sale of Stock dated May 25, 1988, between Distributed Microtechnology, Inc. ("DM") and the Registrant relating to the purchase of all of the outstanding stock of DM (9)

      10.34 Assignment of Lease between DM and Westshore Enterprises assigning all interest to DM of the Lease dated February 24, 1986, between National Western - Providence Equity Fund and Westshore Enterprises, Inc. for the premises located at 1592 N. Batavia, Unit 7B, Orange, California (9)

      10.35 Asset Purchase and Sale Agreement dated May 31, 1988, between the Registrant and Universal Microtechnologies, Inc. for the purchase of the assets of Universal
             Microtechnologies (9)

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

      10.55 Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant ("Micro Bermuda") (18)

      10.56  Dutch Acquisition Agreement dated July 2, 1992 among
             Unitrode Europe B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; Unitrode; and MicroBermuda (19)

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

             Second Amended and Restated Promissory Note
             Term Note
             Permitted Liens and Security Interests
             List of Locations of Collateral

      10.71 Guaranty dated August 1, 1993 by the Registrant respecting Micro Quality's obligations to The CIT
             Group/Credit Finance, Inc. (22)

      10.72 Agreement dated March 30, 1994 between Coastfed and the Registrant, Microsemi Corp.-Scottsdale, Microsemi Corp.-Colorado, General Microcircuits, Inc., Micro-USPD, Inc. and Omni Technology Corporation (23)

      10.73  Amendment to the Registrant's 1987 Stock Plan.  (25)

      10.74  Executive Compensation Plans and Arrangements (26).

      10.75  Bill of Sales and Purchase agreement between Telcom
             Universal Inc. And Microsemi Corporation (26)

      10.76 Supplemental to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (26)

     10.77 Amendments of the 1987 Microsemi Corporation Stock Plan. Adopted on May 16, 1995. (27)

     10.78   Motorola-Microsemi PowerMite(R) Technology Agreement. (28)

     10.79 Revolving Line of Credit Agreement Between Microsemi Corporation and Imperial Bank.

     11.6    Earnings per share calculation.

     23.1    Consent of Independent Accountants (form S-3).

     23.2    Consent of Independent Accountants (form S-8).

     27.8    Financial data schedule for the fiscal year ended
             September 29, 1996.


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

(6) Incorporated by reference form Exhibit A to the Registrant's definitive Proxy Statement dated January 19, 1987.

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

(10) Incorporated by reference to Exhibit 10.33 to the Registrant's Current Report on Form 8-K, as amended, as filed with Commission on or about

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

(26) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report o Form 10-Q filed with the Commission for the fiscal quarter ended April 2, 1995

(27) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 2, 1995.

(28) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended March 31, 1996.

(29) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K, as filed with the Commission dated June 26, 1992.