Form 10-Q
period 1996-12-29
MICROSEMI CORP
filed 1997-02-13
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


  X            Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 29, 1996 or

          Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

            For the transition period from ______ to _______

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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 23, 1997 was 8,412,000.

PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

     The unaudited consolidated financial information for the quarter ended December 29, 1996 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of September 29, 1996 are attached hereto and incorporated herein by this reference.

                 MICROSEMI CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (amounts in 000's)
                                          December 29,  September 29,
                                                  1996          1996
                                            (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                 $   4,249   $    4,059
  Accounts receivable less allowance for
   doubtful accounts,$2,199 at
   December 29, 1996 and $2,159
   at September 29, 1996                       21,218       24,740
 Inventories                                   50,175       47,279
 Deferred income taxes                          6,952        6,952
     Other current assets                       1,408        1,202
                                              -------      -------
Total current assets                           84,002       84,232

Property and equipment, at cost                60,249       57,278
  Less:  Accumulated depreciation             (32,468)     (31,637)
                                              -------      -------
                                               27,781       25,641

Deferred income taxes                             675          675
Other assets                                    4,074        3,891
                                              -------      -------
                                            $ 116,532    $ 114,439
                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable to banks and otherS          $  6,266    $   4,552
  Current maturities of long-term debt          1,869        1,625
  Accounts payable and accrued liabilities     20,664       23,055
  Income taxes payable                          4,597        4,694
  Deferred income taxes                           750          750
                                              -------      -------
Total current liabilities                      34,146       34,676

Deferred income taxes                           1,973        1,973

Long-term debt                                 46,726       46,420

Other long-term liabilities                     1,894        1,962

Stockholders' equity
  Common stock, $.20 par value;
  authorized 20,000 shares; issued
  8,212 shares at December 29, 1996
  and 7,908 shares at September 29, 1996        1,643        1,582
Paid-in capital                                15,333       14,895
  Retained earnings                            14,817       12,931
                                              -------      -------
Total stockholders' equity                     31,793       29,408
                                              -------      -------
                                            $ 116,532    $ 114,439
                                              =======      =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

              MICROSEMI CORPORATION AND SUBSIDIARIES
         Unaudited Consolidated Statements of Operations
           (amounts in 000's, except earnings per share)
                                          13 Weeks Ended      13 Weeks
Ended
                                            December 29,   December 31,
                                                   1996           1995
Net sales                                    $  35,759     $  35,299
Cost of sales                                   26,015        26,096
                                                ------        ------
Gross profit                                     9,744         9,203

Operating expenses
  Selling                                        2,149         2,076
  General and administrative                     3,344         3,228
                                                ------        ------
Total operating expenses                         5,493         5,304
                                                ------        ------
Income from operations                           4,251         3,899

Other expense
  Interest expense (net)                          (960)       (1,228)
  Other                                            (34)         (207)
                                                ------        ------
Total other expense                               (994)       (1,435)
                                                ------        ------
Income before income taxes                       3,257         2,464
Provision for income taxes                       1,368         1,035
                                                ------        ------
Net income                                    $  1,889      $  1,429
                                                ======        ======
Earnings per share
     - Primary                                $   0.22      $   0.17
     - Fully diluted                          $   0.19      $   0.15

Common and common equivalent shares outstanding
     - Primary                                   8,474         8,266
     - Fully diluted                            11,911        11,789

See accompanying Notes to Unaudited Consolidated Financial Statements.

                  MICROSEMI CORPORATION AND SUBSIDIARIES
             Unaudited Consolidated Statements of Retained Earnings
                             (amounts in 000's)

                                          13 Weeks Ended 13 Weeks Ended
                                            December 29,   December 31,
                                                    1996           1995

Retained earnings at beginning of period        $ 12,931     $  4,908

Net income                                         1,889        1,429

Translation loss from foreign currency                (3)         (69)
                                                --------     --------
Retained earnings at end of period              $ 14,817     $  6,268
                                                ========     ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)
                                           13 Weeks Ended 13 Weeks Ended
                                              December 29,  December 31,
                                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $    1,889      $  1,429
Adjustments to reconcile net income to
 net cash provided from operating activities:
  Depreciation and amortization                       882         1,003
   Increase (decrease) in allowance
    for doubtful accounts                              40          (115)
   Changes in assets and liabilities,
    net of acquisition:
     Accounts receivable                            3,482           659
     Inventories                                   (1,796)         (700)
     Other current assets                            (206)        1,711
     Other assets                                    (129)         (201)
     Accounts payable and accrued liabilities      (2,391)         (632)
     Income taxes payable                             (97)       (1,154)
   Other                                               (3)          (69)
                                                   ------        ------
Net cash provided from operating activities         1,671         1,931
                                                   ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Payment for acquisition                          (2,200)            -
  Additions to property and equipment              (1,276)       (1,161)
                                                   ------        ------
Net cash used for investing activities             (3,476)       (1,161)
                                                   ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in notes payable
   to banks and others                              1,714        (1,116)
  Proceeds from issuance of long-term debt            655            -
  Payments of long-term debt                         (355)         (644)
  Increase in (reduction of) other
   long term liabilities                              (68)           121
  Exercise of employee stock options                   49             21
                                                   ------         ------
Net cash provided from (used for)
 financing activities                               1,995         (1,618)
                                                   ------         ------
Net increase (decrease) in cash
 and cash equivalents                                 190           (848)

Cash and cash equivalents at beginning of period    4,059          3,965
                                                   ------         ------
Cash and cash equivalents at end of period       $  4,249        $ 3,117
                                                   ======         ======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                 MICROSEMI CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        December 29, 1996



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.


2.        INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:

                          December 29, 1996   September 29, 1996
                                   (amounts in 000's)
Raw materials                   $    15,659          $    14,310
Work in process                      20,438               19,493
Finished goods                       14,078               13,476
                                     ------               ------
                                $    50,175          $    47,279
                                     ======               ======

3.   DEBT

Long-term debt consisted of:
                                        December 29, 1996 September 29, 1996
                                              (amounts in 000's)
Broomfield Industrial Development
 Bond-bearing interest at 7.875%
 due in installments from 1996 to 2000;
 secured by first deed of trust                $    2,720     $    2,720

Santa Ana Industrial Development Bond-
 bearing interest at 6.75% due in
 installments from 1998 to 2005;
 secured by first deed of trust                     5,350          5,350

Convertible Subordinated Debentures-
 bearing interest at 5.875% due 2012               33,281         33,281

Convertible Subordinated Notes-
 bearing interest at 10% due 1999                   1,450          1,900

Notes payable-bearing interest at
 ranges of 0% - 13% due between
 January 1997 and July 2002                         5,794          4,794
                                                   ------         ------
                                                   48,595         48,045
Less current portion                               (1,869)
(1,625)
                                                   ------         ------
                                                $  46,726      $  46,420
                                                   ======         ======

The Company maintains a line of credit with a bank, from which the Company can borrow up to $15,000,000. As of December 29, 1996,
$6,064,000 was borrowed under this credit facility.

The Company's 5.875% Convertible Subordinated Debentures, originally issued for $40,250,000, require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures. As of December 29, 1996, the amount of redeemed debentures would satisfy this requirement through March 1, 1999.

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



4.        EARNINGS PER SHARE

Earnings per share for the primary basis have been computed based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. Earnings per share for the fully diluted basis have been computed, when the result is dilutive, based upon the assumption that the convertible subordinated debt had been converted to common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

5.        STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
                                          13 Weeks Ended      13 Weeks Ended
                                       December 29, 1996   December 31, 1995
                                                (amounts in 000's)

Cash paid during the  period for:
          Interest                              $    289            $    541
          Income taxes                          $  1,198            $  2,189

Non-cash financing activities:
  Conversion of 10% subordinated notes
  payable into 240,000 shares of
  common stock (Note 3)                         $    450            $     -

Business acquired in purchase
 transaction (Note 7):
  Fair values of assets acquired              $    2,900            $     -
  Less debt issued                            $     (700)           $     -
                                                   -----              ------
  Cash paid for acquisition                   $    2,200            $     -
                                                   =====              ======

6.        CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertions that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties. In the opinion of management, based in part on the opinion of legal counsel, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.


7.   ACQUISITION

On October 25, 1996, Microsemi RF Products, Inc. (RF), formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania.
The purchase price comprised of approximately $2,200,000 in cash and a $700,000 promissory note, which carries no interest with $200,000 due on January 15, 1997, $200,000 due on February 15, 1998 and $300,000
due on January 15, 1999. The acquisition has been accounted for by the purchase method. Accordingly, the cost of the acquisition was allocated to the assets acquired based on their estimated fair market values to the extent of the purchase price. The Company's consolidated results of operations include the operations of the RF business since the date of acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Microsemi Corporation is a multinational supplier of high reliability power semiconductors, surface mount and custom diode assemblies for the electronics, computer, telecommunications, defense/aerospace and medical markets. The company's semiconductor products include diodes, transistors and silicon controlled rectifiers (SCR's) which can be used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes. Technologies for these devices range from the very mature mesa rectifier diodes still used in all types of power supply applications to the newly designed micro-miniature transient absorbers, which are mounted within the cables used to connect computer or telecommunications equipment.

Capital Resources and Liquidity

     Microsemi Corporation's operations in the first quarter of fiscal year 1997 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $15,000,000. As of December 29, 1996, $6,064,000 was borrowed under this credit facility. At December 29, 1996, the Company had $4,249,000 in cash and cash equivalents.

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

     On October 25, 1996, Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania.
The purchase price comprised of approximately $2,200,000 in cash and a $700,000 note payable.

     The average collection period of accounts receivable was 59 days for the first quarter of fiscal year 1997 compared to 51 days for the same period of fiscal year 1996. This increase was primarily due to a longer shut down period during the Christmas holiday period in the current fiscal year, which resulted in lower collections.

     The average days sales of products in inventories was 171 for the first thirteen weeks of fiscal year 1997 compared to 153 days for the corresponding period of fiscal year 1996. This increase was primarily caused by the addition of the inventories from the business acquired during the current period.

     The Company has no other significant capital commitments.

Foreign Operations

     The Company conducts a portion of its operations outside the United States and in its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China (PRC). In July 1997, Hong Kong will be returned to the PRC. The government of the PRC has not announced any significant changes in the conduct of businesses in Hong Kong; however, there can be no assurance that changes will not be made in the future or that the transition of Hong Kong to the PRC will not have any adverse effect on the Company's assets in Hong Kong or its results of operations of the Company.

Sales to Foreign Customers

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

Order Backlog

     The Company's consolidated order backlog increased to $70,000,000 as of December 29, 1996 from $66,600,000 at December 31, 1995 and
$68,000,000 at September 29, 1996.

     Lead times for the release of the orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing circumstances. The rate of booking new orders can vary significantly from month to month. For these reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

     A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in government appropriations and changes in national defense policies and priorities. All of the Company's contracts with the prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for cost incurred plus a reasonable profit. Certain contracts are also subject to price renegotiation in accordance with U.S. Government sole source procurement provisions. No material contract of the Company has been terminated or renegotiated.

Competition

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

Changes in Technology

     The power semiconductor market is subject to technological change and changes in industry standards. To remain competitive, the Company must continue to allocate resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial products and between its high cost and low cost products. There can be no assurance that the Company's competitors will not develop new technologies that are substantially equivalent or superior to the Company's technology.

Proprietary Rights

     The Company generally does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents often provide only narrow protection and patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, of their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurances can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

Manufacturing Risks

     The Company's manufacturing processes are highly complex, require advance and costly equipment and are continuously modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of it major facilities were interrupted. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

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

Change of Control Provisions

     The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 201 of the Delaware General Corporation Law which may deter the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.

Environmental Regulation

     While the Company believes that is has the environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations relating to their use, storage, discharge and disposal. No assurances can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real properties that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Important factors related to forward-looking statements and associated risks

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward looking statements included herein are, among other items, based on current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results of operations. In light of the factors that can affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieve.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 29, 1996 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1995.

     Net sales for the first quarter of fiscal year 1997 increased $460,000 to $35,759,000, from $35,299,000 for the first quarter of fiscal year 1996, primarily due to sales of the newly acquired business.

     Gross profit increased $541,000 to $9,744,000 or 27.2% of sales for the first quarter of fiscal year 1997 from $9,203,000 or 26.1% of sales for the first quarter of fiscal year 1996. This improvement resulted from a greater concentration in higher profit space and other high performance products; whereas the prior year included a greater proportion of lower margin commercial products.

     Operating expenses for the first thirteen weeks of fiscal year 1997 remained relatively constant compared to that of the corresponding period of the prior year.

     Interest expense decreased $268,000 in the current quarter, compared to the prior year's corresponding period, due to lower average borrowing during the quarter and a lower interest rate on the credit line.

     The effective tax rate of 42% in the first quarters of fiscal years 1997 and 1996 are the combined results of taxes computed on foreign and domestic income.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Inapplicable

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  Inapplicable.

     (b)  Inapplicable.

     (c)  Inapplicable.

     (d)  Inapplicable.


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11 Unaudited computation of Earnings Per Share for the thirteen weeks ended December 29, 1996 and December 31, 1995.

          Exhibit 27 Unaudited Financial Data Schedule for the quarter ended December 29, 1996.

          Exhibit 10.78  Motorola-Microsemi Powermite( Technology
                         Agreement. Portions omitted from this exhibit have been filed separately with the Commission pursuant to a request for confidential treatment.

          Exhibit 10.80 Asset purchase agreement between SGS-Thompson Microelectronics, Inc. and Microsemi RF
                         Products, Inc.,
                         formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, excluding the exhibits thereto.

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


DATED:    February 10, 1997