Form 10-Q
period 1997-03-30
MICROSEMI CORP
filed 1997-05-14
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934

                 For the Quarterly Period Ended March 30, 1997
                 ---------------------------------------------

                                      or

           Transition Report Pursuant to Section 13 or 15(d) of the
 -----     Securities Exchange Act of 1934

               For the transition period from __________ to __________

                           Commission File No. 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                     95-2110371
              --------------------           ------------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)     Identification No.)


            2830 South Fairview Street, Santa Ana, California 92704
            -------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


                                (714) 979-8220
            -------------------------------------------------------
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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 25, 1997 was 8,709,000.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial information for the quarter and six months ended March 30, 1997 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 29, 1996 are attached hereto and incorporated herein by this reference.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                                             March 30, 1997    September 29, 1996
                                                             --------------    ------------------
ASSETS
Current assets
  Cash and cash equivalents                                     $  5,904              $  4,059
  Accounts receivable less allowance for doubtful accounts,
  $2,530 at March 30, 1997 and $2,159 at September 29, 1996       24,542                24,740
  Inventories                                                     49,935                47,279
  Deferred income taxes                                            6,952                 6,952
  Other current assets                                             1,135                 1,202
                                                                --------              --------
Total current assets                                              88,468                84,232
                                                                --------              --------

Property and equipment, at cost                                   62,549                57,278
  Less:  Accumulated depreciation                                (33,424)              (31,637)
                                                                --------              --------
                                                                  29,125                25,641
                                                                --------              --------

Deferred income taxes                                                675                   675
Other assets                                                       4,447                 3,891
                                                                --------              --------

                                                                $122,715              $114,439
                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                             $  8,077              $  4,552
  Current maturity of long-term debt                               2,957                 1,625
  Accounts payable and accrued liabilities                        22,973                23,055
  Income taxes payable                                             4,672                 4,694
  Deferred income taxes                                              750                   750
                                                                --------              --------
Total current liabilities                                         39,429                34,676
                                                                --------              --------

Deferred income taxes                                              1,973                 1,973
                                                                --------              --------

Long-term debt                                                    44,391                46,420
                                                                --------              --------

Other long-term liabilities                                        1,904                 1,962
                                                                --------              --------

Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares;
   issued 8,702 shares at March 30, 1997 and 7,908 shares at
   September 29, 1996                                              1,741                 1,582

  Paid-in capital                                                 16,068                14,895
  Retained earnings                                               17,209                12,931
                                                                --------              --------
Total stockholders' equity                                        35,018                29,408
                                                                --------              --------

                                                                $122,715              $114,439
                                                                ========              ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                           13 Weeks Ended    13 Weeks Ended
                                           March 30, 1997    March 31, 1996
                                           ---------------   ---------------

Net sales                                         $40,657           $39,107
Cost of sales                                      29,615            28,798
                                                  -------           -------

Gross profit                                       11,042            10,309
                                                  -------           -------

Operating expenses
  Selling                                           2,441             2,289
  General and administrative                        3,437             3,618
                                                  -------           -------

Total operating expenses                            5,878             5,907
                                                  -------           -------

Income from operations                              5,164             4,402
                                                  -------           -------

Other expense
  Interest expense (net)                             (960)           (1,184)
  Other                                              (134)              (67)
                                                  -------           -------

Total other expense                                (1,094)           (1,251)
                                                  -------           -------

Income before income taxes                          4,070             3,151
Provision for income taxes                          1,675             1,323
                                                  -------           -------

Net income                                        $ 2,395           $ 1,828
                                                  =======           =======

Earnings per share
  -Primary                                        $  0.27           $  0.22
                                                  =======           =======
  -Fully diluted                                  $  0.23           $  0.18
                                                  =======           =======

Common and common equivalent shares
 outstanding
  -Primary                                          8,905             8,232
  -Fully diluted                                   11,893            11,755




     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                           26 Weeks Ended    26 Weeks Ended
                                           March 30, 1997    March 31, 1996
                                           ---------------   ---------------

Net sales                                         $76,416           $74,406
Cost of sales                                      55,630            54,894
                                                  -------           -------

Gross profit                                       20,786            19,512
                                                  -------           -------

Operating expenses
   Selling                                          4,590             4,365
   General and administrative                       6,781             6,846
                                                  -------           -------

Total operating expenses                           11,371            11,211
                                                  -------           -------

Income from operations                              9,415             8,301
                                                  -------           -------

Other expense
   Interest expense (net)                          (1,920)           (2,412)
   Other                                             (168)             (274)
                                                  -------           -------

Total other expense                                (2,088)           (2,686)
                                                  -------           -------

Income before income taxes                          7,327             5,615
Provision for income taxes                          3,043             2,358
                                                  -------           -------

Net income                                        $ 4,284           $ 3,257
                                                  =======           =======

Earnings per share
   -Primary                                       $  0.49           $  0.39
                                                  =======           =======
   -Fully diluted                                 $  0.41           $  0.33
                                                  =======           =======

Common and common equivalent shares outstanding
   -Primary                                         8,732             8,264
   -Fully diluted                                  11,960            11,787



    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             Unaudited Consolidated Statements of Retained Earnings
                               (amounts in 000's)


                                           26 Weeks Ended             26 Weeks Ended
                                           March 30, 1997             March 31, 1996
                                           --------------             --------------
Retained earnings at beginning of period          $12,931                     $4,908

Net income                                          4,284                      3,257

Translation loss from foreign currency                 (6)                       (51)
                                                  -------                     ------

Retained earnings at end of period                $17,209                     $8,114
                                                  =======                     ======




     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)

                                                             26 Weeks Ended    26 Weeks Ended
                                                             March 30, 1997    March 31, 1996
                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $ 4,284           $ 3,257
Adjustments to reconcile net income to net cash provided from operating activities:
   Depreciation and amortization                                  1,893             2,012
   Increase in allowance for doubtful accounts                      371               474
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable                                         (173)           (2,675)
       Inventories                                               (1,556)           (3,286)
       Other current assets                                          67             1,549
       Other assets                                                (457)               29
       Accounts payable and accrued                                 (82)            1,487
        liabilities
       Income taxes payable                                         (22)             (789)
   Other                                                             (6)              (51)
                                                                -------           -------
Net cash provided from operating activities                       4,319             2,007
                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment for acquisition                                       (2,200)                -
   Purchase of  property and equipment                           (3,676)           (2,901)
                                                                -------           -------
Net cash used for investing activities                           (5,876)           (2,901)
                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in notes payable to banks and others                  3,525             1,513
   Proceeds from issuance of long-term debt                         655                 -
   Payments of long-term debt                                      (882)           (1,502)
   Increase in (reduction of) other long-term liabilities           (58)               79
   Exercise of employee stock options                               162                80
                                                                -------           -------
Net cash provided from financing activities                       3,402               170
                                                                -------           -------

Net increase (decrease) in cash and cash equivalents              1,845              (724)

Cash and cash equivalents at beginning of period                  4,059             3,965
                                                                -------           -------

Cash and cash equivalents at end of period                      $ 5,904           $ 3,241
                                                                =======           =======

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1997


1. PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

Inventories used in the computation of cost of goods sold were:


                                                        March 30, 1997       September 29, 1996
                                                      ------------------     ------------------
                                                                (amounts in 000's)

 Raw materials                                                   $15,844                $14,310
 Work in process                                                  19,272                 19,493
 Finished goods                                                   14,819                 13,476
                                                                 -------                -------
                                                                 $49,935                $47,279
                                                                 =======                =======


3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                        March 30, 1997       September 29, 1996
                                                      ------------------     ------------------
                                                                (amounts in 000's)
 Accounts payable                                                $ 8,447                $ 8,013
 Accrued payroll, profit sharing,                                  7,067                  7,980
  benefits and related taxes
 Other accrued liabilities                                         7,459                  7,062
                                                                 -------               --------
                                                                 $22,973                $23,055
                                                                 =======               ========

4. BORROWINGS

Long-term debt consisted of:


                                                                           March 30, 1997       September 29, 1996
                                                                         ------------------     ------------------
                                                                                  (amounts in 000's)
Broomfield Industrial Development Bond-bearing interest at
7.875% due in installments from 1996 to 2000; secured by the
first deed of trust                                                       $     2,720            $     2,720


Santa Ana Industrial Development Bond-bearing interest at
6.75% due in installments from 1998 to 2005; secured by the first
deed of trust                                                                   5,350                  5,350


Convertible Subordinated Debentures-bearing interest at                        33,261                 33,281
 5.875% due 2012

Convertible Subordinated Notes-bearing interest at 10% due 1999                   750                  1,900

Notes payable-bearing interest at rates in ranges of 0% - 13% due
between April 1997 and July 2002                                                5,267                  4,794
                                                                          -----------            -----------


                                                                               47,348                 48,045
Less current portion                                                           (2,957)                (1,625)
                                                                          -----------            -----------
                                                                          $    44,391            $    46,420
                                                                          ===========            ===========


The Company maintains a line of credit with a bank, from which the Company can borrow up to $15,000,000. As of March 30, 1997 $7,464,000 was borrowed under this credit facility.

The $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was re-marketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make annual collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to complete the payment of principal scheduled for February 1, 1998.

The Company's 5.875% Convertible Subordinated Debentures, originally issued for $40,250,000, require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures. As of March 30, 1997, the amount of redeemed debentures would have satisfied this requirement through March 1, 1999.

5. EARNINGS PER SHARE

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

6. STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
-------------------------
                                           26 weeks ended    26 weeks ended
                                           March 30, 1997    March 31, 1996
                                           ---------------   --------------
Cash paid during the period for:
   Interest                                        $1,629            $1,900
                                                 ========          ========

   Income taxes                                    $2,550            $3,147
                                                 ========          ========

Non-cash financing activities:
   Conversion of subordinated debt into
    615,000
   shares of common stock (See Note 4)             $1,170            $   -
                                                 ========          ========

Business acquired in purchase
 transaction (See Note 8):                         $2,900            $   -
   Fair values of assets acquired
   Less debt issued                                  (700)               -
                                                 --------          --------
   Cash paid for acquisition                       $2,200            $   -
                                                 ========          --------

7. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertions that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties. In the opinion of management, based on the limited information currently available and assumptions believed by management to be reasonable, the final outcome of the Broomfield, Colorado environmental matter likely will not have a materially adverse effect on the Company's financial position or results of operations.

8. ACQUISITION

On October 25, 1996, Microsemi RF Products, Inc. (RF), formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania. The purchase price included approximately $2,200,000 in cash and a $700,000 promissory note, which carries no interest and has scheduled payments of $200,000 due on January 15, 1997, $200,000 due on January 15, 1998 and $300,000 due on January 15, 1999. The acquisition has been accounted for by the purchase method. Accordingly, the cost of the acquisition was allocated to the assets acquired based on their estimated fair market values to the extent of the purchase price. The Company's consolidated results of operations include the operations of the RF business since the date of acquisition.

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

Capital Resources and Liquidity

   Microsemi Corporation's operations in the first six months of fiscal year 1997 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $15,000,000. As of March 30, 1997, $7,464,000 was borrowed under this credit facility. At March 30, 1997, the Company had $5,904,000 in cash and cash equivalents.

   A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was re-marketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make annual collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to complete the payment of principal scheduled for February 1, 1998.

   On October 25, 1996, Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thompson's Radio Frequency

Semiconductor business in Montgomeryville, Pennsylvania. The purchase price included approximately $2,200,000 in cash and a $700,000 note payable.

   The average collection period of accounts receivable was 59 days for the first six months of fiscal year 1997 compared to 52 days for the same period of fiscal year 1996. The longer collection period was mainly caused by higher sales in the current period and by the increase in foreign sales.

   The average days sales of products in inventories was 159 for the first twenty six weeks of fiscal year 1997 compared to 149 days for the corresponding period of fiscal year 1996. This increase was primarily caused by higher raw material inventories, due to longer lead time to order supplies and by the inventories included in the acquisition during the current period.

   The Company has no other significant capital commitments.

Important factors related to forward-looking statements and associated risks

   This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward looking statements included herein are, among other items, based on current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict and are subject to many factors that can adversely affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results of operations. In light of the factors that can affect the forward-looking information included herein and other risks referred to in this Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Foreign Operations

   The Company conducts a portion of its operations outside the United States that is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China (PRC). In July 1997, Hong Kong will be returned to the PRC. To the Company's knowledge, the government of the PRC has not announced any significant changes in the conduct of businesses in Hong Kong; however, there can be no assurance that changes will not be made in the future or that the transition of Hong Kong to the PRC will not have any adverse effect on the Company's assets in Hong Kong or the results of operations of the Company.

Sales to Foreign Customers

   Foreign sales may be subject to political and economic risks, including political instability, changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts. Changes in tariff structures, exchange rates or other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.

Order Backlog

   The Company's consolidated order backlog was $70,000,000 as of March 30, 1997, compared to $70,100,000 at March 31, 1996 and $68,000,000 at September 29,
1996.

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

   A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in government appropriations and changes in national defense policies and priorities. All of the Company's contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for cost incurred plus a reasonable profit. Certain contracts are also subject to price re-negotiation in accordance with the U.S. Government sole source procurement provisions. No material contract of the Company has been terminated or re-negotiated; however, there can be no assurance that customers will not terminate or re-negotiate their contracts.

Competition

   The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market sector, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Instruments Corp., ITT Corp. and National Semiconductor which are significantly larger than Microsemi and have greater resources and larger market shares. Competition in certain of its product lines is dependent on price and performance.

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

Proprietary Rights

   The Company generally does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents often provide only narrow protection and patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, of their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurance can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

Manufacturing Risks

   The Company's manufacturing processes are highly complex, require advanced and costly equipment and are continuously modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of it major facilities were interrupted. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

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

Environmental Regulation

   While the Company believes that is has the environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations relating to their use, storage, discharge and disposal. No assurances can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real properties that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation and is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Effect of Inflation

   The Company continuously attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations. Higher inflation may adversely affect the Company's results of operations.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996.

   Net sales for the second quarter of fiscal year 1997 increased $1,550,000 to $40,657,000, from $39,107,000 for the second quarter of fiscal year 1996; this increase was primarily due to strong demand for the space market related products; partially off set by reductions in telecommunications and commercial products.

   Gross profit increased $733,000 to $11,042,000 or 27.2% of sales for the second quarter of fiscal year 1997 from $10,309,000 or 26.4% of sales for the second quarter of fiscal year 1996. This improvement resulted from a greater concentration in higher profit space market and other high performance products; whereas the prior year included a greater proportion of lower margin commercial products.

   Operating expenses for the second quarter of fiscal year 1997 remained relatively constant compared to that of the corresponding period of the prior year.

   Interest expense decreased $224,000 in the current quarter, compared to the prior year's corresponding period, due to lower average borrowings during the quarter and a lower interest rate on the credit line.

   The effective tax rates of 41% and 42% in the second quarters of fiscal years 1997 and 1996 are the combined result of taxes computed on foreign and domestic income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 30, 1997 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1996.

   Net sales for the first six months of fiscal year 1997 increased $2,010,000 to $76,416,000, from $74,406,000 for the first six months of fiscal year 1996. This increase reflects the continuing strong demand for the company's space market products; partially off set by reductions in telecommunications and commercial products.

   Gross profit increased $1,274,000 to $20,786,000 or 27.2% of sales for the first half of fiscal year 1997 from $19,512,000 or 26.2% of sales for the same period of fiscal year 1996. This improvement resulted from a greater concentration in higher margin space and other high performance products.

   Operating expenses for the first six months of fiscal year 1997 remained relatively constant compared to that of the corresponding period of the prior year.

   Interest expense decreased $492,000 in the current six months, compared to the prior year's corresponding period, due to lower average borrowings during the quarter and a lower interest rate on the credit line.

   The effective tax rate of 42% in the first twenty six weeks of fiscal years 1997 and 1996 are the combined result of taxes computed on foreign and domestic income.



                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

            Previously reported

Item 2.  CHANGES IN SECURITIES
         ---------------------

            Inapplicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

            Inapplicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 25, 1997.

         (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 17, 1997.

         (c) Votes were received for each of the nominees to the Board of Directors as follows:

                                              For      Withheld
                    Philip Frey, Jr.       7,826,000     44,000
                    Jiri Sandera           7,824,000     46,000
                    Joseph M. Scheer       7,824,000     46,000
                    Brad Davidson          7,825,000     45,000
                    Robert B. Phinizy      7,825,000     45,000
                    Martin H. Jurick       7,826,000     44,000

         (d)  Inapplicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 11 Unaudited computation of Earnings Per Share for the thirteen and twenty six weeks ended March 30, 1997 and March 31, 1996.

             Exhibit 27 Unaudited Financial Data Schedule for the six months ended March 30, 1997.

         (b) Reports on Form 8-K:

          None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MICROSEMI CORPORATION



                              By: /s/ DAVID R. SONKSEN
                                 -----------------------------------
                                 David R. Sonksen
                                 Vice President  Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Chief Accounting Officer and duly
                                 authorized to sign on behalf of the
                                 Registrant)


DATED: May 9, 1997