Form 10-Q
period 1997-06-29
MICROSEMI CORP
filed 1997-08-13
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------  Exchange Act of 1934

                 For the Quarterly Period Ended June 29, 1997
                 --------------------------------------------

                                       or

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                          Commission File No. 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


                        Delaware                      95-2110371
           -----------------------------------    ------------------
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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 24, 1997 was 8,712,506.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial information for the quarter and nine months ended June 29, 1997 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 29, 1996 are attached hereto and incorporated herein by this reference.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                              (amounts in 000's)

                                                                      June 29, 1997       September 29, 1996
                                                                      -------------       ------------------
ASSETS
Current assets
  Cash and cash equivalents                                                $  4,791                 $  4,059
  Accounts receivable less allowance for doubtful  accounts,
  $2,553 at June 29, 1997 and $2,159 at September 29, 1996                   25,345                   24,740
  Inventories                                                                47,328                   47,279
  Deferred income taxes                                                       6,952                    6,952
  Other current assets                                                        1,870                    1,202
                                                                           --------                 --------
Total current assets                                                         86,286                   84,232
                                                                           --------                 --------

Property and equipment, at cost                                              64,957                   57,278
  Less:  Accumulated depreciation                                           (34,364)                 (31,637)
                                                                           --------                 --------
                                                                             30,593                   25,641
                                                                           --------                 --------

Deferred income taxes                                                           675                      675
Other assets                                                                  5,673                    3,891
                                                                           --------                 --------

                                                                           $123,227                 $114,439
                                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                                        $  2,746                 $  4,552
  Current maturity of long-term debt                                          3,115                    1,625
  Accounts payable and accrued liabilities                                   22,829                   23,055
  Income taxes payable                                                        5,646                    4,694
  Deferred income taxes                                                         750                      750
                                                                           --------                 --------
Total current liabilities                                                    35,086                   34,676
                                                                           --------                 --------

Deferred income taxes                                                         1,973                    1,973
                                                                           --------                 --------

Long-term debt                                                               46,164                   46,420
                                                                           --------                 --------

Other long-term liabilities                                                   1,914                    1,962
                                                                           --------                 --------

Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares;
   issued 8,712 shares at June 29, 1997 and
    7,908 shares at September 29, 1996                                        1,743                    1,582

  Paid-in capital                                                            16,111                   14,895
  Retained earnings                                                          20,236                   12,931
                                                                           --------                 --------
Total stockholders' equity                                                   38,090                   29,408
                                                                           --------                 --------

                                                                           $123,227                 $114,439
                                                                           ========                 ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                                 13 Weeks Ended   13 Weeks Ended
                                                  June 29, 1997    June 30, 1996
                                                 --------------   --------------
Net sales                                               $42,648          $41,261
Cost of sales                                            30,963           30,257
                                                        -------          -------

Gross profit                                             11,685           11,004
                                                        -------          -------

Operating expenses
  Selling                                                 2,416            2,418
  General and administrative                              3,131            3,544
                                                        -------          -------

Total operating expenses                                  5,547            5,962
                                                        -------          -------

Income from operations                                    6,138            5,042
                                                        -------          -------

Other expense
  Interest expense (net)                                   (906)            (968)
  Other                                                     (89)            (110)
                                                        -------          -------

Total other expense                                        (995)          (1,078)
                                                        -------          -------

Income before income taxes                                5,143            3,964
Provision for income taxes                                2,116            1,625
                                                        -------          -------

Net income                                              $ 3,027          $ 2,339
                                                        =======          =======

Earnings per share
  -Primary                                              $  0.33          $  0.28
                                                        =======          =======
  -Fully diluted                                        $  0.28          $  0.23
                                                        =======          =======

Common and common equivalent shares outstanding
  -Primary                                                9,046            8,259
  -Fully diluted                                         11,901           11,782



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                                    39 Weeks Ended    39 Weeks Ended
                                                     June 29, 1997     June 30, 1996
                                                    --------------    --------------
Net sales                                                 $119,064          $115,667
Cost of sales                                               86,593            85,151
                                                          --------          --------

Gross profit                                                32,471            30,516
                                                          --------          --------

Operating expenses
   Selling                                                   7,006             6,783
   General and administrative                                9,912            10,390
                                                          --------          --------

Total operating expenses                                    16,918            17,173
                                                          --------          --------

Income from operations                                      15,553            13,343
                                                          --------          --------

Other expense
   Interest expense (net)                                    (2826)           (3,380)
   Other                                                      (257)             (384)
                                                          --------          --------

Total other expense                                         (3,083)           (3,764)
                                                          --------          --------

Income before income taxes                                  12,470             9,579
Provision for income taxes                                   5,159             3,983
                                                          --------          --------

Net income                                                $  7,311          $  5,596
                                                          ========          ========

Earnings per share
   -Primary                                               $   0.83          $   0.68
                                                          ========          ========
   -Fully diluted                                         $   0.69          $   0.56
                                                          ========          ========

Common and common equivalent shares outstanding
   -Primary                                                  8,853             8,273
   -Fully diluted                                           11,946            11,796



See accompanying Notes to Unaudited Consolidated Financial Statements.

                          CORPORATION AND SUBSIDIARIES
             Unaudited Consolidated Statements of Retained Earnings
                               (amounts in 000's)


                                           39 Weeks Ended    39 Weeks Ended
                                            June 29, 1997     June 30, 1996
                                           --------------    --------------

Retained earnings at beginning of period          $12,931           $ 4,908

Net income                                          7,311             5,596

Translation loss from foreign currency                 (6)              (63)
                                                  -------           -------

Retained earnings at end of period                $20,236           $10,441
                                                  =======           =======



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)

                                                              39 Weeks Ended    39 Weeks Ended
                                                               June 29, 1997     June 30, 1996
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITITES:
Net income                                                           $ 7,311           $ 5,596
Adjustments to reconcile net income to net cash provided from operating activities:
   Depreciation and amortization                                       2,886             3,036
   Increase in allowance for doubtful accounts                           394               671
   Loss on retirements of fixed assets                                     -               207
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable                                              (999)           (3,773)
       Inventories                                                     1,051            (4,771)
       Other current assets                                             (668)            1,591
       Other assets                                                   (1,736)               52
       Accounts payable and accrued liabilities                         (226)            4,421
       Income taxes payable                                              952            (1,043)
   Other                                                                  (6)              (63)
                                                                     -------           -------
Net cash provided from operating activities                            8,959             5,924
                                                                     -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition                                            (2,200)                -
   Purchase of  property and equipment                                (5,618)           (5,208)
                                                                     -------           -------
Net cash used for investing activities                                (7,818)           (5,208)
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in notes payable to banks and others           (1,806)              535
   Proceeds from issuance of long-term debt                            3,355                 -
   Payments of long-term debt                                         (2,117)           (2,150)
   Reduction of other long-term liabilities                              (48)              (13)
   Exercise of employee stock options                                    207               136
                                                                     -------           -------
Net cash provided from (used for) financing activities                  (409)           (1,492)
                                                                     -------           -------

Net increase (decrease) in cash and cash equivalents                     732              (776)
Cash and cash equivalents at beginning of period                       4,059             3,965
                                                                     -------           -------

Cash and cash equivalents at end of period                           $ 4,791           $ 3,189
                                                                     =======           =======


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1997


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.


2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:

                               June 29, 1997   September 29, 1996
                               -------------   ------------------
                                       (amounts in 000's)
   Raw materials                     $15,616              $14,310
   Work in process                    20,040               19,493
   Finished goods                     11,672               13,476
                                     -------              -------
                                     $47,328              $47,279
                                     =======              =======

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                June 29, 1997   September 29, 1996
                                -------------   ------------------
                                        (amounts in 000's)
   Accounts payable                   $ 7,332              $ 8,013
   Accrued payroll, profit
     sharing, benefits and
     related taxes                      8,355                7,980
   Other accrued liabilities            7,142                7,062
                                      -------              -------
                                      $22,829              $23,055
                                      =======              =======

4.    BORROWINGS

Long-term debt consisted of:

                                                                          June 29, 1997   September 29, 1996
                                                                          -------------   ------------------
                                                                                 (amounts in 000's)
City of Broomfield, Colorado, Industrial Development Bond-bearing interest at 7.875% due in installments from 1996 to 2000; secured
 by the first deed of trust                                                    $  2,520             $  2,720

City of Santa Ana, California, Industrial Development Revenue
 Bond-bearing interest at 6.75% due in installments from 1998 to
 2005; secured by the first deed of trust                                         5,350                5,350

Convertible Subordinated Debentures-bearing interest at
5.875% due 2012                                                                  33,261               33,281

Convertible Subordinated Notes-bearing interest at 10% due in 1999                  750                1,900

Note payable due to GE Capital Public Finance, Inc., bearing interest at 5.93%, payable in monthly installments, from August 1,
 1997 to July 1, 2002.                                                            2,700                    -

Notes payable-bearing interest at rates in ranges of 0% - 13% due
 between July 1997 and July 2002                                                  4,698                4,794
                                                                               --------             --------

                                                                                 49,279               48,045
Less current portion                                                             (3,115)              (1,625)
                                                                               --------             --------
                                                                               $ 46,164             $ 46,420
                                                                               ========             ========

The Company maintains a line of credit with a bank, from which it can borrow up to $15,000,000. As of June 29, 1997 $2,415,000 was borrowed under this credit facility.

The $6,500,000 Santa Ana Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. On February 1, 1995, the balance of $5,350,000 was re-marketed and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank, for a fee of 1.75%, to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make annual collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to ensure the availability of funds for the payment of principal scheduled for February 1, 1998.

The Company's 5.875% Convertible Subordinated Debentures, originally issued for $40,250,000, require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures. As of June 29, 1997, the amount of redeemed and converted debentures would have satisfied this requirement through March 1, 1999.

5.    EARNINGS PER SHARE

Earnings per share for the primary basis have been computed based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. Earnings per share for the fully diluted basis have been computed, when the result is dilutive, based upon the assumption that the convertible subordinated debt had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with basic EPS. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement will not have any material effect on the EPS of the Company.

6.     STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
-------------------------

                                                39 weeks ended   39 weeks ended
                                                 June 29, 1997    June 30, 1996
                                                --------------   --------------
                                                       (amounts in 000's)

Cash paid during the period for:
   Interest                                             $2,059           $2,503
                                                        ======           ======

   Income taxes                                         $4,004           $5,026
                                                        ======           ======

Non-cash financing activities:
   Conversion of subordinated debt into 615,000
   shares of common stock (See Note 4)                  $1,170           $    -
                                                        ======           ======

Business acquired in purchase transaction
  (See Note 8):
   Fair values of assets acquired                       $2,900           $    -
   Less debt issued                                       (700)               -
                                                        ------           ------
   Cash paid for acquisition                            $2,200           $    -
                                                        ======           ------

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

8.    ACQUISITION

On October 25, 1996, Microsemi RF Products, Inc. (RF), formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thomson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania. The purchase price included approximately $2,200,000 in cash and a $700,000 promissory note, which carries no interest and has scheduled payments of $200,000 due on January 15, 1997, $200,000 due on January 15, 1998 and $300,000 due on January 15, 1999. The acquisition has been accounted for by the purchase method. Accordingly, the cost of the acquisition was allocated to the assets acquired based on their estimated fair market values to the extent of the purchase price. The Company's consolidated results of operations include the operations of the RF business since the date of acquisition.

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

Capital Resources and Liquidity

   Microsemi Corporation's operations in the nine months ended June 29, 1997 were funded with internally generated funds and borrowings from the Company's line of credit. Under the current line of credit, the Company can borrow up to $15,000,000. As of June 29, 1997, $2,415,000 was borrowed under this credit facility. At June 29, 1997, the Company had $4,791,000 in cash and cash equivalents.

   A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. On February 1, 1995, the balance of $5,350,000 was re-marketed and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank, for a fee of 1.75%, to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make annual collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to ensure the availability of funds for the payment of principal scheduled for February 1, 1998.

   On October 25, 1996, Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thomson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania. The purchase price included approximately $2,200,000 in cash and a $700,000 note payable. (See note 8)

   In June 1997, the Company obtained a loan of $2,700,000 from G.E. Capital Public Finance, Inc. to purchase certain equipment. This loan bears interest at 5.93% and is payable in installments from August 1, 1997 to July 1, 2002.

   The Company had no other material capital commitments as of June 29, 1997.

   The average collection period of accounts receivable was 58 days for the first nine months of fiscal year 1997 compared to 51 days for the same period of fiscal year 1996. The longer collection period was mainly caused by higher average balances of accounts receivables, which was the result of higher sales at the end of the current period and the prior year end and by the increase in foreign sales, which typically have longer collection periods.

   The average days sales of products in inventories was 150 for the nine months ended June 29, 1997 compared to 147 days for the corresponding period of fiscal year 1996.

   The State of Washington, Department of Ecology proposed finding that the Company was a potentially liable party for the study and cleanup of certain hazardous substances which alleged contaminated what became known as the Yakima Railroad Area Site. The State of Washington claimed that the Company was one of the potentially liable parties that had arranged for the disposal of these hazardous substances through Cameron-Yakima Incorporated, a company that the State of Washington claimed had caused or contributed to the contamination on the site through its operation of a hazardous waste treatment facility. The Company joined a group of companies, which anticipated resolving its liabilities with the State of Washington. The Company paid $54,000 for its share in the final settlement in July 1997.

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

Foreign Operations

   The Company conducts a portion of its operations outside the United States that is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China (PRC). On July 1, 1997, the sovereign of Hong Kong was returned to the PRC. Under the terms of the Sino-British Joint Declaration, Hong Kong has a high degree of autonomy, which enables Hong Kong to decide on its own economic, financial and trade policies and to participate in international organizations and trade agreements; however, there can be no assurance that changes will not be made in the future or that the handover of Hong Kong to the PRC will not have any adverse effects on the Company's assets in Hong Kong or the results of operations of the Company.

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

Order Backlog

   The Company's consolidated order backlog was $73,000,000 as of June 29, 1997, compared to $72,000,000 at June 30, 1996 and $68,000,000 at September 29, 1996.

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

Competition

   The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market sector, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Semiconductor, Inc., ITT Corp. and International Rectifier, Corp. which are significantly larger than Microsemi and have greater resources and larger market shares. Competition of its product lines is dependent on price and performance, the relative importance of these factors varies among products and markets.

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

Proprietary Rights

   The Company generally does not have, nor does it generally intend to apply for, patent protection on many aspects of its technology. The Company believes that patents often provide only narrow protection and patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurance can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

Change of Control Provisions

   The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that may make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under
Section 201 of the Delaware General Corporation Law which may deter the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996.

   Net sales for the third quarter of fiscal year 1997 increased $1,387,000 to $42,648,000, from $41,261,000 for the third quarter of fiscal year 1996; this increase was primarily due to strong demand for the space market related products, partially off set by lower demand for certain other telecommunications and commercial products.

   Gross profit increased $681,000 to $11,685,000 or 27.4% of sales for the current quarter of fiscal year 1997 from $11,004,000 or 26.7% of sales for the third quarter of fiscal year 1996. This improvement resulted primarily from a greater concentration in higher profit space and other high performance products; whereas the prior year included a greater proportion of lower margin commercial products.

   Operating expenses for the current quarter of fiscal year 1997 decreased $415,000 compared to that of the corresponding period of the prior year; primarily due to savings that resulted from the reorganization of a subsidiary in fiscal year 1996, partially offset by normal increases in wages and other related expenses.

   The effective tax rate of 41% in the third quarters of fiscal years 1997 and 1996 is the combined result of taxes computed on foreign and domestic income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 29, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996.

   Net sales for the first nine months of fiscal year 1997 increased $3,397,000 to $119,064,000, from $115,667,000 for the first nine months of fiscal year 1996. This increase reflects the continuing strong demand for the Company's space market products, partially off set by lower demand for certain other telecommunications and commercial products.

   Gross profit increased $1,955,000 to $32,471,000 or 27.3% of sales for the first nine months of fiscal year 1997 from $30,516,000 or 26.4% of sales for the same period of fiscal year 1996. This improvement resulted from a greater concentration in higher margin space and other high performance products; whereas the prior year included a greater proportion of lower margin commercial products.

   Operating expenses for the first nine months of fiscal year 1997 decreased $255,000 compared to that of the corresponding period of the prior year. This decrease was primarily due to savings that resulted from the reorganization of a subsidiary in fiscal year 1996, partially offset by normal increases in wages and other related expenses.

   Interest expense decreased $554,000 in the current nine months, compared to the prior year's corresponding period, due to lower average borrowings during the current period and a lower interest rate on the credit line.

   The effective tax rates of 41% and 42% in the first thirty-nine weeks of fiscal years 1997 and 1996, respectively are the combined result of taxes computed on foreign and domestic income.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            The State of Washington, Department of Ecology proposed finding that the Company was a potentially liable party for the study and cleanup of certain hazardous substances which allegedly contaminated what became known as the Yakima Railroad Area Site. The State of Washington claimed that the Company was one of the potentially liable parties that had arranged for the disposal of these hazardous substances through Cameron-Yakima Incorporated, a company that the State of Washington claimed had caused or contributed to the contamination on the site through its operation of a hazardous waste treatment facility. The Company joined a group of companies, which anticipated resolving its liabilities with the State of Washington. The Company paid $54,000 for its share in the final settlement in July 1997.

Item 2.  Changes in Securities
         ---------------------

             Inapplicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

             Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) Inapplicable

         (b) Inapplicable

         (c) Inapplicable

         (d) Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 11 Unaudited computation of Earnings Per Share for the thirteen and thirty-nine weeks ended June 29, 1997 and June 30, 1996.

             Exhibit 27 Unaudited Financial Data Schedule for the nine months ended June 29, 1997.

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


DATED:   August 12, 1997