Form 10-K
period 1997-09-28
MICROSEMI CORP
filed 1997-12-29
CIK 310568

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ---------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO
                                --------  ---------------

                        COMMISSION FILE NUMBER: 0-8866
                               ---------------

                             MICROSEMI CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                            95-2110371
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


                2830 SOUTH FAIRVIEW STREET, SANTA ANA, CA 92704
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 979-8220

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
              -------------------               ---------------------
                      None                               None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          $.20 PAR VALUE COMMON STOCK
                               (TITLE OF CLASS)

              5 7/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2012
                               (TITLE OF CLASS)

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 2, 1997 was approximately $95,030,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed for this purpose to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of Common Stock on December 2, 1997 was 9,169,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 24, 1998. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended September 28, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 Introduction

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

  Microsemi Corporation is a multinational supplier of high-reliability discrete semiconductors, surface mounted assemblies and hi-rel screening and testing services. Microsemi's power conditioning semiconductor products and custom assemblies are employed by the Company's customers in a wide array of space, defense, medical and other applications ranging from the telecommunication satellites to heart pacemakers, x-ray and other medical equipment, automotive, computer and automation products and communications equipment.

 Important Factors Related to Forward-Looking Statements and Associated Risks

  This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-K. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

 Products

  The Company's products include a broad line of discrete semiconductors and other electronic component products and services principally for military, space, medical, computer, telecommunications and other high reliability applications. These components are used throughout the electronics industry, with almost all electronic equipment employing zener diodes or rectifiers to control the direction of electrical current flow, to regulate voltage and to protect sensitive circuitry from line surges and transient voltage spikes. Major products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors and a family of subminiature high power transient suppressor diodes.

  A partial list of additional applications of the Company's products and services includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes, transitors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems.

  The Company also manufactures semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in computer systems. The Company currently serves a broad group of customers including Hughes, ITT, Bosch Telecom, Motorola, Lockheed-Martin, Loral, Lucent Technologies and Boeing.

  Microsemi's space level business was very strong for fiscal year 1997 resulting from the expanding commercial space market. Commercial space is defined as non government sponsored satellites that are used primarily for telecommunications, data and television broadcast uses. Government sponsored satellites for weather, environmental, global positioning and surveillance were also built in record numbers in fiscal year 1997. Since Microsemi has long been a leader in space level diodes, we realized the benefits of these strong market needs.

 Marketing

  The Company's marketing strategy has been to concentrate sales efforts in high reliability and specialty markets. These markets require superior product performance and design as well as technical assistance to satisfy demanding customer needs.

  The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force directly to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 1997, the Company's domestic sales accounted for 78% of the Company's revenues of which sales representatives and distributors accounted for approximately 20% and 20%, respectively. The Company has direct sales offices in many metropolitan areas including Los Angeles, Long Island, Phoenix, Boston, Santa Ana, Denver, Chicago, West Palm Beach, Minneapolis, Atlanta, Montgomeryville, Hong Kong and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 36 overseas sales representatives and distributors, accounted for approximately 22% of fiscal year 1997 sales.

  No one customer accounted for more than 4% of the Company's revenue in fiscal year 1997. However, approximately 30% of the Company's business is to customers whose principal sales are to the U.S. Government.

  In the ordinary course of business, Microsemi Corporation enters into purchase agreements with some of its major customers to supply the Company's products over periods of up to 18 months.

 Research and Development

  The Company spent approximately $1,161,000, $1,020,000 and $755,000 in fiscal years 1997, 1996 and 1995, respectively, for research and development, none of which was customer sponsored.

  The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its high reliability and commercial businesses.

 Manufacturing and Suppliers

  The Company's principal domestic semiconductor manufacturing operations are located in Santa Ana, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Massachusetts. Each operates its own wafer processing, assembly, testing and high reliability testing and screening departments.

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

  The Company's Bombay, India facility assembles a commercial zener diode line for the purpose of competing in the lower-cost commercial and consumer markets. This plant also performs subcontract coil manufacturing.

  The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for major commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in the Company's U.S. plants and assembles, tests and finishes the products. The plant is approved for assembly of certain military specified diodes.

  The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Electronics Supply Center (DESC) approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-S-19500 and is also European Space Agency qualified. A trading company was established at this facility for stocking/shipping products from U.S. and Asian locations for European customers.

  The Company purchases silicon wafers, glass sleeves, tungsten slugs and lead wires from domestic and foreign suppliers generally on long-term purchase commitments which are cancelable with 30 to 90 day notice. With the exception of glass sleeves for the Santa Ana and Watertown high reliability diode products and glass to metal sealed parts for a portion of the Santa Ana and Scottsdale computer diode and zener diode business, all materials are available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of vendors' inability to supply the parts. The Company stocks what it believes are adequate supplies of all materials based upon backlog, delivery lead time and anticipated new business.

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

 Foreign Operations

  The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is in the process of establishing a joint venture in The People's Republic of China (PRC). On July 1, 1997, the sovereignty of Hong Kong was returned to the PRC. Under the terms of the Sino-British Joint Declaration, Hong Kong has a high degree of autonomy to enable Hong Kong to decide its own economic, financial and trade policies and to participate in international organizations and trade agreements; however, there can be no assurance that changes will not be made in the future or that the transfer of Hong Kong to the PRC will not have any adverse effects on the Company's assets in Hong Kong or the results of operations of the Company.

 Sales to Foreign Customers

  Sales to foreign customers represented approximately 22%, 30% and 20% of net sales for the 1997, 1996 and 1995 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including financial or political instability, changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally. Changes in tariff structures, exchange rates and other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.

 Order Backlog

  The Company's consolidated order backlog at September 28, 1997 (primarily for delivery within nine months) increased to $77,100,000, as compared to $68,000,000 at September 29, 1996. The mix of new orders reflects a flat demand in military related business and an increase in commercial, industrial, medical and space business. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders.

  A portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. See discussion of changes in military procurement practices in Management's Discussion and Analysis of Financial Condition and Results of Operations. All of the Company's contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price re-negotiation in accordance with U.S. Government sole source procurement provisions. No material contract of the Company has been terminated or re-negotiated.

 Competition

  The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market arena, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Semiconductor, Inc., ITT Corp. and Fairchild Semiconductor and International Rectifier which are significantly larger than Microsemi and have greater resources and larger market shares. Competition in certain of its product lines is dependent on price and performance. The Company believes that it is well regarded by its customers in the high reliability area, where competition is dependent less on price and more on product reliability and performance.

 Changes in Technology

  The power semiconductor market is subject to changes in technologies and in industry standards. To remain competitive, the Company must continue to devote resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial product and between its high cost and low cost products. There can be no assurance that the Company's competitors will not develop new technologies that are substantially equivalent or superior to the Company's technology.

 Proprietary Rights

  The Company generally does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents often provide only narrow protection and require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurance can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

 Manufacturing Risks

  The Company's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of its facilities were interrupted. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

 Employees

  On September 28, 1997, the Company employed 1,817 persons domestically including 109 in engineering, 1,466 in manufacturing, 101 in marketing and 141 in general management and administration. Additionally, 686 persons were employed in the Company's Hong Kong, Bombay, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

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

 Product Liability

  The Company's business exposes it to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. No assurance can be made that the Company's product liability insurance coverage is adequate or that present coverage will continue to be available at acceptable costs, or that a product liability claim would not adversely affect the business or financial condition of the Company.

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

 Environmental Regulation

  While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that may formerly have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be materially adversely affected by, current or future environmental laws or regulations. (See "Legal Proceedings")

 Risks Related to Acquisitions

  The Company's strategy to increase its revenue and the markets it serves has included and may continue to include the acquisition of complementary businesses. In and prior to fiscal year 1997 the Company has consummated acquisitions of businesses and product lines and may continue to make acquisitions. There can be no assurance that the Company will be able to identify, acquire or manage such companies or products or successfully integrate such operations into those of the Company without encountering unanticipated costs, delays or other problems. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will continue to be available or, that acquisitions will be obtainable on terms acceptable to the Company.

 Risks Related to Redemption of Debentures

  The Company intends to effect a redemption of its 5.875% Convertible Subordinated Debentures due in 2012 ("Debentures"), and anticipates that a large portion of the Debentures will be converted if the Company's Common Stock trades at a price in excess of the Debentures conversion price, which is $13.55 of the face amount per share. The redemption price is 100% of the face amount of Debentures. For a period of at least fifteen (15) days following the Company giving notice to Debentureholders of redemption, who may elect to convert Debentures into Common Stock pursuant to the terms of the Debentures. However, no assurance is possible that the market price of the Common Stock will remain above the conversion price of the Debentures during that period, and redemptions therefore might be funded with cash or, if necessary, future bank borrowings. There can be no assurance that the Company will be able to obtain such future financing if and when it is needed on terms acceptable to the Company. The inability of the Company to obtain financing accompanied by the potential decline in the market price of Common Stock could have an adverse effect on the Company's ability to effect a redemption.

ITEM 2. PROPERTIES

  The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company owns office, engineering and production facilities in Santa Ana, California; Broomfield, Colorado; Garland, Texas; Watertown, Massachusetts; Montgomeryville, Pennsylvania; Riviera Beach, Florida; Ennis, Ireland; Bombay, India and Hong Kong and leases office, engineering and production facilities in Scottsdale, Arizona and Mooresville, North Carolina. As described in Note 7 to the Consolidated Financial Statements, the acquisitions of land, buildings and additions in Santa Ana and Broomfield were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

  The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

  The State of Washington, Department of Ecology proposed finding that the Company was a potentially liable party for the study and cleanup of certain hazardous substances which allegedly contaminated what has come to be known as the Yakima Railroad Area Site. The State of Washington claimed that the Company was one of the potentially liable parties that arranged for the disposal of those hazardous substances through

Cameron-Yakima Incorporated, a company that the State of Washington claims has caused or contributed to the contamination on the site through its operation of a hazardous waste treatment facility. The Company joined a group of companies, which anticipated resolving its liability with the State of Washington. In July 1997, the Company paid $54,000 for its share in the final settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

  The Company's Common Stock is traded on the NASDAQ National Market under the symbol MSCC. The following table sets forth the high and low closing prices at which the Company's Common Stock traded as reported on the NASDAQ National Market.

                                                               HIGH       LOW
                                                             --------- ---------
     Fiscal Year ended September 28, 1997
       1st Quarter.......................................... $14 1/8   $ 9 5/8
       2nd Quarter..........................................  15 1/2    11 1/4
       3rd Quarter..........................................  14        11 11/16
       4th Quarter..........................................  17 1/2    12 5/8
                                                               HIGH       LOW
                                                             --------- ---------
     Fiscal Year ended September 29, 1996
       1st Quarter.......................................... $11 3/4   $ 8 5/8
       2nd Quarter..........................................  10 1/2     7 1/2
       3rd Quarter..........................................  10 11/16   8 3/8
       4th Quarter..........................................  11         8 1/4

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

  (b) Approximate Number of Common Equity Security Holders

                                                        APPROXIMATE NUMBER OF
                                                            RECORD HOLDERS
     TITLE OF CLASS                                   (AS OF SEPTEMBER 28, 1997)
     --------------                                   --------------------------
     Common Stock, $.20 Par Value....................           506(1)

--------
(1) The number of stockholders of record includes the beneficial holders of shares held in "nominee" or "street name", as a unit.

  (c) Dividends

  The Company has not paid dividends in the last five years and has no current plans to do so.

ITEM 6. SELECTED FINANCIAL DATA

                                 FOR THE FIVE FISCAL YEARS IN THE PERIOD ENDED
                                               SEPTEMBER 28, 1997
                                 ----------------------------------------------
                                   1997     1996     1995   1994(1)(2)   1993
                                 -------- -------- -------- ---------- --------
                                  (AMOUNTS IN 000'S EXCEPT PER SHARE AMOUNTS)
SELECTED INCOME STATEMENT DATA:
Net sales......................  $163,234 $157,435 $133,881  $119,230  $123,816
Gross profit...................  $ 44,799 $ 42,115 $ 35,795  $ 22,438  $ 28,729
Operating expenses.............  $ 22,280 $ 23,164 $ 20,279  $ 20,579  $ 19,938
Income (loss) before cumulative
 effect of accounting change...  $ 11,051 $  8,100 $  6,053  $ (2,130) $  1,763
Earnings (loss) per share
 before cumulative effect of
 accounting change
  Primary......................  $   1.24 $    .98 $    .74  $   (.28) $    .23
  Fully diluted................  $   1.03 $    .80 $    .62  $   (.28) $    .21
Common and common equivalent
 shares
  Primary......................     8,935    8,288    8,213     7,573     7,753
  Fully diluted................    11,970   11,805   11,861     7,573     9,043
SELECTED BALANCE SHEET DATA:
Working capital................  $ 55,813 $ 49,556 $ 45,714  $ 35,128  $ 35,315
Total assets...................  $135,194 $113,014 $103,534  $ 97,865  $103,551
Long-term debt.................  $ 47,621 $ 46,420 $ 48,398  $ 50,568  $ 51,871
Stockholders' equity...........  $ 41,909 $ 29,408 $ 21,110  $ 14,788  $ 16,835

--------
(1) In September 1994, the Company recorded a charge of $9,973,000 to reduce the carrying value of military related inventories and other assets and certain non-military related assets where there had been a permanent reduction in value.

(2) In 1994, the Company disposed of substantially all of the assets of Omni Technology Corporation, a wholly owned subsidiary of the Company.

  The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Capital Resources & Liquidity

  Microsemi Corporation's operations in the fiscal year 1997 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1996, the Company obtained a credit line with a bank. Under the current line of credit, the Company can borrow up to $15,000,000. As of September 28, 1997, $4,365,000 was borrowed under this credit facility. At September 28, 1997, the Company had $6,145,000 in cash and cash equivalents.

  A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000, to ensure the payment of principal scheduled for February 1, 1998.

  Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

  The Company's revenues continue to be partially dependent on military and aerospace programs. Reductions in defense spending had and will continue to have a negative impact on the Company's operations. Furthermore, there were Department of Defense (DOD) announcements of major changes in defense procurement policy, which included official notification, on August 22, 1994, of Department of Defense acquisition reform to utilize best commercial practices instead of mandatory use of military standard parts. In the past four years, military related business has declined from approximately 50% to 30% of total revenues. The decrease in shipments of military related parts has been more than offset by the increase in shipments of commercial, industrial, medical and space related products. In addition, the Company continues to develop commercial applications for its products to offset this decrease. Although the final impact of the changes in Department of Defense procurement practices is not known, management believes that, either through associated cost reductions or increases in shipments of non Department of Defense products, it will not have a significant impact on total future revenues, operations or cash flows of the Company.

  In October 1996, Microsemi purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thomson's Radio Frequency (RF) Semiconductor business in Montgomeryville, Pennsylvania (the RF Products acquisition). In September 1997, Microsemi PPC, Inc. (PPC), formerly known as Micro PPC Acquisition Corp., a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of PPC Products Corp., Technett Seals Inc., and Semiconductors, Inc. (collectively referred to as PPC Products). PPC Products is a supplier of power transistors, fixed and adjustable linear regulators, and power rectifiers and is located in Riviera Beach, Florida. The aggregate purchase price for both entities included approximately $5,201,000 in cash and $3,070,000 in notes payable. (See Note 10 to the Consolidated Financial Statements.)

  In June 1997, the Company entered into a $2,700,000 equipment loan providing for payments monthly through July 2002 of $45,000 of principal plus interest at a 5.93% annual rate.

  The Company's 5.875% Convertible Subordinated Debentures due 2012 provide for semiannual interest payments of approximately $1,000,000. The Debentures are callable at 100% of face value and are convertible at the option of the holder into Common Stock at a converting price of $13.55 per share.

  The average collection period on accounts receivable was 56 days for the fiscal year 1997 and 52 days for fiscal year 1996.

  The average days sales of product in inventories was 155 days for fiscal year 1997 compared to 143 days for fiscal year 1996, primarily due to an increase in inventory as a result of the acquisition of PPC Products at the end of the fiscal year.

  The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

  The Company has no other significant capital commitments.

 Results of Operations for the Fiscal Year 1997 Compared to the Fiscal Year
1996

  Net sales for fiscal year 1997 increased to $163,234,000, or 4%, from $157,435,000 for fiscal year 1996. The increase of $5,799,000 was due primarily to the RF Products acquisition in October 1996 which accounted for approximately $2,900,000 of the increase in net sales. The remaining increase in net sales is primarily due to the higher volume of shipments of commercial, industrial and telecommunications applications, reflecting the increasing demand for the Company's products in these markets.

  Gross profit increased $2,684,000 to $44,799,000 for the current fiscal year from $42,115,000 for the prior year, primarily due to the higher sales levels. Gross profit, as a percentage of sales, increased slightly from 26.8% to 27.4% for the fiscal years 1996 and 1997, respectively.

  Selling expenses increased $199,000 to $9,226,000 for fiscal year 1997, compared to fiscal year 1996, primarily due to an increase in salaries and related costs. General and administrative expenses in the current year decreased $1,083,000 as compared to those of the prior year, primarily due to the elimination at the end of fiscal 1996 of certain administrative support services and a reduction in certain other general and administrative expenses at one of the Company's smaller subsidiaries whose operations have been significantly downsized.

  Interest expense decreased $756,000 to $3,684,000 for fiscal year 1997 from $4,440,000 in fiscal year 1996, primarily due to lower average borrowings throughout 1997 as compared to 1996.

  The effective income tax rates of 40% and 42% for the fiscal years 1997 and 1996, respectively, are the combined results of income taxes computed on foreign and domestic income.

 Results of Operations for the Fiscal Year 1996 Compared to the Fiscal Year
1995

  Net sales for fiscal year 1996 increased to $157,435,000, or 18%, from $133,881,000 for fiscal year 1995. The increase of $23,554,000 was due to the higher volume of shipments of commercial, industrial and telecommunications applications, reflecting the increasing demand for the Company's products in these markets.

  Gross profit increased $6,320,000 to $42,115,000 for the current fiscal year from $35,795,000 for the prior year, primarily due to the higher sales levels. Gross profit, as a percentage of sales, has remained relatively consistent at 26.8% and 26.7% for fiscal years 1996 and 1995, respectively.

  Selling expenses increased $1,163,000 to $9,027,000 for fiscal year 1996, compared to fiscal year 1995, primarily due to increases in commission, salaries and related costs consistent with the increase in sales and an increase in marketing and promotional efforts during fiscal 1996. General and administrative expenses in the current year increased $1,722,000 as compared to those of the prior year. This increase was primarily the result of an increase in general and administrative support services and related costs needed to support the continuing growth of the Company.

  Interest expense decreased $582,000 to $4,440,000 for fiscal year 1996 from $5,022,000 in fiscal year 1995 primarily due to lower overall borrowings throughout fiscal 1996 as compared to fiscal 1995, combined with a decrease in interest rates on the Company's Industrial Development Revenue Bond which was remarketed during fiscal 1995.

  The effective income tax rates of 42% and 41% for the fiscal years 1996 and 1995, respectively, are the combined results of income taxes computed on foreign and domestic income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             MICROSEMI CORPORATION--INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
1.Consolidated Financial Statements
  Report of Independent Accountants.......................................  14
  Consolidated Balance Sheets at September 28, 1997 and September 29,
   1996...................................................................  15
  Consolidated Income Statements for each of the three fiscal years in the period ended September 28, 1997........................................  16
  Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended September 28, 1997....................  17
  Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 28, 1997.................................  18
  Notes to Consolidated Financial Statements..............................  19
2.Financial Statement Schedule
  Schedule for the fiscal years ended September 28, 1997, September 29,
   1996 and October 1, 1995.
  Schedule
  II--Valuation and Qualifying Accounts...................................  33

  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Microsemi Corporation

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 28, 1997 and September 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Costa Mesa, California
November 25, 1997

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN 000'S)

                                                    SEPTEMBER 28, SEPTEMBER 29,
                                                        1997          1996
                                                    ------------- -------------
                      ASSETS
Current assets
  Cash and cash equivalents........................   $  6,145      $  4,059
  Accounts receivable, less allowance for doubtful
   accounts of $2,665 in 1997 and $2,159 in 1996...     25,093        24,740
  Inventories......................................     53,248        47,279
  Deferred income taxes............................      8,160         6,202
  Other current assets.............................      4,363         1,202
                                                      --------      --------
    Total current assets...........................     97,009        83,482
                                                      --------      --------
  Property and equipment, net......................     34,871        25,641
                                                      --------      --------
  Other assets.....................................      3,314         3,891
                                                      --------      --------
                                                      $135,194      $113,014
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable to banks and others................   $  4,633      $  4,552
  Current maturities of long-term debt.............      3,574         1,625
  Accounts payable.................................     11,304         8,013
  Accrued liabilities..............................     15,942        15,042
  Income taxes payable.............................      5,743         4,694
                                                      --------      --------
    Total current liabilities......................     41,196        33,926
                                                      --------      --------
  Deferred income taxes............................      2,544         1,298
  Long-term debt...................................     47,621        46,420
                                                      --------      --------
  Other long-term liabilities......................      1,924         1,962
                                                      --------      --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.20 par value; authorized 20,000
   shares; issued 8,736 in 1997 and 7,908 in 1996..      1,747         1,582
  Capital in excess of par value of stock..........     16,197        14,895
  Retained earnings................................     23,965        12,931
                                                      --------      --------
    Total stockholders' equity.....................     41,909        29,408
                                                      --------      --------
                                                      $135,194      $113,014
                                                      ========      ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                 (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)

   FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED SEPTEMBER 28, 1997

                                                     1997      1996      1995
                                                   --------  --------  --------
Net sales......................................... $163,234  $157,435  $133,881
Cost of sales.....................................  118,435   115,320    98,086
                                                   --------  --------  --------
    Gross profit..................................   44,799    42,115    35,795
                                                   --------  --------  --------
Operating expenses
  Selling.........................................    9,226     9,027     7,864
  General and administrative......................   13,054    14,137    12,415
                                                   --------  --------  --------
    Total operating expenses......................   22,280    23,164    20,279
                                                   --------  --------  --------
    Income from operations........................   22,519    18,951    15,516
                                                   --------  --------  --------
Other expenses
  Interest expense, net...........................   (3,684)   (4,440)   (5,022)
  Other...........................................     (329)     (545)     (234)
                                                   --------  --------  --------
    Total other expenses..........................   (4,013)   (4,985)   (5,256)
                                                   --------  --------  --------
Income before income taxes........................   18,506    13,966    10,260
Provision for income taxes........................    7,455     5,866     4,207
                                                   --------  --------  --------
Net income........................................ $ 11,051  $  8,100  $  6,053
                                                   ========  ========  ========
Primary earnings per share........................ $   1.24  $    .98  $    .74
                                                   ========  ========  ========
Fully diluted earnings per share.................. $   1.03  $    .80  $    .62
                                                   ========  ========  ========



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (AMOUNTS IN 000'S)

   FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED SEPTEMBER 28, 1997



                                                CAPITAL IN   RETAINED
                                 COMMON STOCK   EXCESS OF    EARNINGS
                                --------------  PAR VALUE  (ACCUMULATED
                                SHARES  AMOUNT   OF STOCK    DEFICIT)    TOTAL
                                ------  ------  ---------- ------------ -------
BALANCE AT OCTOBER 2, 1994..... 7,595   $1,519   $14,397     $(1,128)   $14,788
  Net income...................   --       --        --        6,053      6,053
  Exercise of employee stock
   options.....................   194       39       247         --         286
  Currency translation loss....   --       --        --          (17)       (17)
                                -----   ------   -------     -------    -------
BALANCE AT OCTOBER 1, 1995..... 7,789    1,558    14,644       4,908     21,110
  Net income...................   --       --        --        8,100      8,100
  Exercise of employee stock
   options.....................    66       13       162         --         175
  Conversion of debt (Note 7)..    53       11        89         --         100
  Currency translation loss....   --       --        --          (77)       (77)
                                -----   ------   -------     -------    -------
BALANCE AT SEPTEMBER 29, 1996.. 7,908    1,582    14,895      12,931     29,408
  Net income...................   --       --        --       11,051     11,051
  Exercise of employee stock
   options.....................   228       45       442         --         487
  Treasury stock repurchased
   and canceled................   (15)      (3)     (187)        --        (190)
  Conversion of debt (Note 7)..   615      123     1,047         --       1,170
  Currency translation loss....   --       --        --          (17)       (17)
                                -----   ------   -------     -------    -------
BALANCE AT SEPTEMBER 28, 1997.. 8,736   $1,747   $16,197     $23,965    $41,909
                                =====   ======   =======     =======    =======



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)

   FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED SEPTEMBER 28, 1997

                                                     1997     1996     1995
                                                   --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................ $ 11,051  $ 8,100  $ 6,053
Adjustments to reconcile net income to net cash
 provided from operating activities:
  Depreciation and amortization...................    4,257    3,861    3,888
  Allowance for doubtful accounts.................      506      141     (155)
  Reserve on notes receivable and other assets....      --       --     1,070
  Loss on disposition and retirement of assets....        9      254      354
  Deferred income taxes...........................     (712)  (1,440)      53
  Change in assets and liabilities, net of
   acquisitions:
    Accounts receivable...........................     (215)  (4,690)  (2,264)
    Inventories...................................   (1,719)  (3,998)  (3,223)
    Other current assets..........................   (3,098)   3,173     (536)
    Other assets..................................      786   (1,131)     490
    Accounts payable..............................    2,853    1,239     (117)
    Accrued liabilities...........................      820    1,864    3,190
    Income taxes payable..........................    1,049      678    2,804
    Other long-term liabilities...................      --       --       938
  Other...........................................      (17)     (77)     (17)
                                                   --------  -------  -------
      Net cash provided from operating activities.   15,570    7,974   12,528
                                                   --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..............................   (6,052)  (5,933)  (3,765)
Proceeds from sale of assets......................      --       380      --
Payments for acquisitions, net of cash acquired...   (5,201)     --       --
Increase in other assets..........................      --       --      (315)
                                                   --------  -------  -------
      Net cash used in investing activities.......  (11,253)  (5,553)  (4,080)
                                                   --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable to bank and
 others...........................................       81       (9)  (5,023)
Proceeds from long-term debt......................      --        17      988
Payments on long-term debt........................   (2,571)  (2,598)  (4,648)
Increase (decrease) in other long-term
 liabilities......................................      (38)      88      (80)
Exercise of employee stock options, net of
 treasury stock repurchased.......................      297      175      286
                                                   --------  -------  -------
      Net cash used in financing activities.......   (2,231)  (2,327)  (8,477)
                                                   --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................    2,086       94      (29)
Cash and cash equivalents at beginning of year....    4,059    3,965    3,994
                                                   --------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......... $  6,145  $ 4,059  $ 3,965
                                                   ========  =======  =======

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

 Fiscal Year

  The Company reports results of operations on the basis of fifty-two and fifty-three week periods. The three fiscal years in the period ended September 28, 1997 consisted of fifty-two weeks.

 Principles of Consolidation

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

 Reclassifications

  Certain reclassifications have been made to the fiscal year 1996 and 1995 balances to conform with the fiscal year 1997 presentation.

 Inventories

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

 Impairment of Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, companies are required to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value

                    MICROSEMI CORPORATION AND SUBSIDIARIES
of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less costs to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less costs to sell. The Company adopted SFAS 121 in fiscal year 1997. The adoption of SFAS 121 did not have a material effect upon the Company's financial statements.

 Investments

  The Company's investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

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

  The weighted average number of primary common and common equivalent shares was 8,935,000 in 1997, 8,288,000 in 1996 and 8,213,000 in 1995. Shares for the
computation of fully diluted earnings per share were 11,970,000 in 1997, 11,805,000 in 1996 and 11,861,000 in 1995.

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128), which will require adoption in the first quarter of fiscal year 1998. SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share. The adoption of this statement will not have a material effect on the Company's historical earnings per share.

 Accounting for Stock-Based Compensation

  The Company accounts for its stock compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation"
(SFAS 123) have been included in Note 8.

 Disclosures About Fair Value of Financial Instruments

  The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments.

  The carrying value of the Company's long-term debt approximates fair value based upon the current rates offered to the Company for obligations of the same remaining maturities except for the Company's 5.875% Convertible Subordinated Debentures and 10% Convertible Subordinated Notes (Note 7). The estimated fair values of these financial instruments at September 28, 1997 are as follows:

                                                              CARRYING  FAIR
                                                               AMOUNT   VALUE
                                                              -------- -------
                                                                (AMOUNTS IN
                                                                   000'S)
     Convertible Subordinated Debentures bearing interest at
      5.875% due 2012........................................ $33,261  $47,397
     Convertible Subordinated Notes bearing interest at 10%
      due 1999............................................... $   750  $ 6,900

                    MICROSEMI CORPORATION AND SUBSIDIARIES

  The estimated fair value amounts above have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in current market exchanges.

 Intangible Assets

  Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition, are amortized on a straight-line basis over periods not exceeding ten years.

 Concentration of Credit Risk and Foreign Sales

  The Company is potentially subject to concentrations of credit risk consisting principally of trade receivables. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 22%, 30% and 20% of net sales for fiscal years 1997, 1996 and 1995, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

2. INVENTORIES

  Inventories used in the computation of cost of goods sold were:

                                          SEPTEMBER 28, SEPTEMBER 29, OCTOBER 1,
                                              1997          1996         1995
                                          ------------- ------------- ----------
                                                    (AMOUNTS IN 000'S)
   Raw materials.........................    $15,954       $14,310     $10,367
   Work in process.......................     23,774        19,493      20,847
   Finished goods........................     13,520        13,476      12,067
                                             -------       -------     -------
                                             $53,248       $47,279     $43,281
                                             =======       =======     =======

   Inventories in the amount of $8,071,000 at Microsemi Scottsdale are stated at cost under the last-in, first-out (LIFO) method. Had the first-in, first-out method been used, total inventories would have been approximately $27,000, $50,000 and $100,000 higher at each fiscal year end for 1997, 1996 and 1995, respectively. The LIFO valuation method had the effect of increasing gross profit by $23,000, $50,000 and $1,000,000 in fiscal years 1997, 1996 and 1995, respectively.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                     SEPTEMBER 28, SEPTEMBER 29,
                                        ASSET LIFE       1997          1996
                                       ------------- ------------- -------------
                                                         (AMOUNTS IN 000'S)
   Buildings..........................   20-40 years   $ 17,400      $ 16,101
   Property and equipment.............    3-10 years     38,758        32,683
   Furniture and fixtures.............    5-10 years        965           922
   Leasehold improvements............. Life of lease      1,868         1,472
                                                       --------      --------
                                                         58,991        51,178
   Accumulated depreciation...........                  (35,614)      (31,637)
   Land...............................                    5,004         4,072
   Construction in progress...........                    6,490         2,028
                                                       --------      --------
                                                       $ 34,871      $ 25,641
                                                       ========      ========

  Depreciation expense was $4,036,000, $3,640,000 and $3,674,000 in fiscal years 1997, 1996 and 1995, respectively.

  At September 28, 1997, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and building of the Microsemi Colorado subsidiary were pledged to the City of Broomfield, Colorado under the provisions of the loan agreement with the Colorado Industrial Development Authority. The buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement. The building and land in Riviera Beach, Florida are pledged to the former owner under the provisions of the related acquisition agreement.

4. OTHER ASSETS

  Other assets consisted of the following:

                                                     SEPTEMBER 28, SEPTEMBER 29,
                                                         1997          1996
                                                     ------------- -------------
                                                         (AMOUNTS IN 000'S)
   Investments in unconsolidated affiliates.........    $  962        $  603
   Deferred financing expenses, net.................     1,106         1,292
   Cash surrender value of life insurance...........       418           378
   Goodwill and other intangible assets, net........       183            50
   Notes receivable.................................       282           702
   Restricted deposit (see Note 7)..................       --            353
   Others...........................................       363           513
                                                        ------        ------
                                                        $3,314        $3,891
                                                        ======        ======

  Accumulated amortization for deferred financing expenses, goodwill and other intangible assets amounted to $2,733,000 and $2,512,000 as of September 28, 1997 and September 29, 1996, respectively.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

5. ACCRUED LIABILITIES

  Accrued liabilities consisted of:

                                                   SEPTEMBER 28, SEPTEMBER 29,
                                                       1997          1996
                                                   ------------- -------------
                                                       (AMOUNTS IN 000'S)
   Accrued payroll, profit sharing, benefits and
    related taxes.................................    $ 9,016       $ 7,980
   Accrued interest...............................      2,641         2,301
   Other accrued expenses.........................      4,285         4,761
                                                      -------       -------
                                                      $15,942       $15,042
                                                      =======       =======

6. INCOME TAXES

  Pretax income from continuing operations was taxed under the following jurisdictions:

                                                          FOR EACH OF THE THREE
                                                           FISCAL YEARS IN THE
                                                              PERIOD ENDED
                                                           SEPTEMBER 28, 1997
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
                                                           (AMOUNTS IN 000'S)
   Domestic............................................. $15,929 $11,255 $ 7,750
   Foreign..............................................   2,577   2,711   2,510
                                                         ------- ------- -------
     Total.............................................. $18,506 $13,966 $10,260
                                                         ======= ======= =======

  The provision for income taxes consisted of the following components:

                                                         FOR EACH OF THE THREE
                                                          FISCAL YEARS IN THE
                                                              PERIOD ENDED
                                                           SEPTEMBER 28, 1997
                                                         -----------------------
                                                          1997    1996     1995
                                                         ------  -------  ------
                                                          (AMOUNTS IN 000'S)
   Current
     Federal............................................ $6,525  $ 5,414  $3,295
     State..............................................  1,332    1,314     293
     Foreign............................................    310      578     566
   Deferred.............................................   (712)  (1,440)     53
                                                         ------  -------  ------
                                                         $7,455  $ 5,866  $4,207
                                                         ======  =======  ======

                    MICROSEMI CORPORATION AND SUBSIDIARIES

  Deferred tax assets (liabilities) comprise the following:

                                                     SEPTEMBER 28, SEPTEMBER 29,
                                                         1997          1996
                                                     ------------- -------------
                                                         (AMOUNTS IN 000'S)
   Accounts receivable..............................    $ 1,142       $   765
   Inventories......................................      1,564         1,594
   Other assets.....................................      1,347         1,814
   Fixed asset bases................................        477           479
   Accrued employee benefit expenses................      2,734         2,708
   Accrued other expenses...........................      2,383         1,820
   Loss and credit carryforwards....................        350         1,251
                                                        -------       -------
   Gross deferred tax assets........................      9,997        10,431
                                                        -------       -------
   Deferred tax asset valuation allowance...........     (1,878)       (2,804)
                                                        -------       -------
   Inventory bases..................................       (763)         (750)
   Depreciation.....................................     (1,740)       (1,770)
   Other............................................        --           (203)
                                                        -------       -------
   Gross deferred tax liabilities...................     (2,503)       (2,723)
                                                        -------       -------
                                                        $ 5,616       $ 4,904
                                                        =======       =======

  The decrease in the valuation allowance during fiscal 1997 primarily relates to the expiration of capital loss carryforwards that were still available in fiscal 1996.

  The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                                             FOR THE THREE
                                                             FISCAL YEARS
                                                          IN THE PERIOD ENDED
                                                           SEPTEMBER 28, 1997
                                                          ---------------------
                                                           1997    1996   1995
                                                          ------  ------ ------
                                                           (AMOUNTS IN 000'S)
   Tax computed at statutory rate........................ $6,477  $4,748 $3,488
   State taxes, net of federal benefit...................    850     787    655
   Foreign income taxed at different rates...............    339     314   (287)
   Other differences, net................................   (211)     17    351
                                                          ------  ------ ------
                                                          $7,455  $5,866 $4,207
                                                          ======  ====== ======

  The Company has the following tax loss carryforwards available as of September 28, 1997:

                                                          AMOUNT EXPIRATION DATE
                                                          ------ ---------------
                                                            (AMOUNTS IN 000'S)
   Purchased net operating loss carryforwards............ $1,168      2003

  Tax benefits realized in future periods from the purchased net operating losses will be reflected as adjustments to goodwill and other intangible assets which were recorded at the time of the acquisition of the related subsidiaries. All or a portion of the capital loss carryforward amount may be utilized to offset future capital gains.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

  No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 1997, the undistributed earnings aggregated approximately $15,695,000.

7. DEBT

                                                    SEPTEMBER 28, SEPTEMBER 29,
                                                        1997          1996
                                                    ------------- -------------
                                                        (AMOUNTS IN 000'S)
Long-term debt consisted of:
Industrial Development Bond-bearing interest at
 7.875% due May 2000; secured by first deed of
 trust............................................     $ 2,520       $ 2,720
Industrial Development Bond-bearing interest at
 6.75% due February 2005; secured by first deed of
 trust............................................       5,350         5,350
Convertible Subordinated Debentures-bearing
 interest at 5.875% due 2012......................      33,261        33,281
Convertible Subordinated Notes-bearing interest at
 10% due 1999.....................................         750         1,900
Note payable-bearing interest at 5.93%, due
 monthly through July 2002........................       2,700           --
Notes payable (PPC acquisition) bearing interest
 at 7% due monthly through September 2009.........       2,370           --
Notes payable-bearing interest at ranges of 5-10%
 due between October 1997 and September 2009......       4,244         4,794
                                                       -------       -------
                                                        51,195        48,045
Less current portion..............................      (3,574)       (1,625)
                                                       -------       -------
                                                       $47,621       $46,420
                                                       =======       =======

  Sinking fund payment requirements under the Industrial Development Bonds, and other long-term debt maturities, including the current portion, during the next five years are as follows (amounts in 000's):

       1998............................................................. $ 3,574
       1999.............................................................   3,115
       2000.............................................................   4,438
       2001.............................................................   3,319
       2002.............................................................   3,128
       Thereafter.......................................................  33,621
                                                                         -------
                                                                         $51,195
                                                                         =======

  A $2,520,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $215,000 in 1998, $230,000 in 1999 and $2,075,000 in 2000.

  A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of

                    MICROSEMI CORPORATION AND SUBSIDIARIES

$350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000 to assure the payment of principal scheduled for February 1, 1998. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 28, 1997.

  In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures are convertible into common stock at $13.55 per share. As of September 28, 1997 they are redeemable at 100% of par plus accrued interest. In fiscal year 1997, $20,000 was converted into 1,476 shares of common stock. Deferred debt issuance costs of $1,128,000 are included in other assets and are being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased a total of $6,969,000 of these debentures due to favorable market conditions. The debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, commencing in March 1997, less the principal amount of converted or redeemed debentures. As of September 28, 1997, the amount of redeemed and converted debentures would have satisfied this requirement through March 1, 1999.

  In June 1992, the Company obtained $2,000,000 from an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. The related $2,000,000 of 10% notes are due in 1999 and convertible into common stock at $1.875 per share. In fiscal years 1996 and 1997, $100,000 and $1,150,000 were converted into 53,333 and 613,331 shares of common stock, respectively.

  In June 1997, the Company entered into a $2,700,000 equipment loan providing for monthly payments through July 2002 of $45,000 plus interest at 5.93% per annum.

  In September 1997, the Company issued notes payable of $2,370,000 related to the PPC acquisition payable to the former owners, bearing an interest rate of 7%, due in monthly installments through September 2009. (See Note 10.)

  The Company maintains a revolving credit facility with a domestic bank which will continue through September 1998. Under the credit facility the Company can borrow up to $15,000,000. The credit line has an interest rate of prime and is secured by substantially all of the assets of the Company. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company is in compliance with the aforementioned covenants at September 28, 1997. At September 28, 1997, the balance on this credit facility was $4,365,000.

  Notes payable to banks and others at September 28, 1997 included a $12,000 ($51,000 at September 29, 1996) overdraft facility due to a bank in Hong Kong, a demand note payable to the former owner of the Bombay, India facility for $47,000 ($47,000 at September 29, 1996) and $209,000 ($240,000 at September
29, 1996) due to a financial institution in Ireland under an accounts receivable discounting agreement.

8. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

 Stock Options

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

                    MICROSEMI CORPORATION AND SUBSIDIARIES

  In December 1986, the Board of Directors adopted another incentive stock option plan (The 1987 Plan) which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 28, 1997, options have only been granted under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

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

  Activity and price information regarding the plans are as follows:

                                                             STOCK OPTIONS
                                                         -----------------------
                                                          SHARES   AVERAGE PRICE
                                                         --------  -------------
Outstanding October 2, 1994.............................  766,402     $ 2.57
  Granted...............................................  156,800     $ 4.38
  Exercised............................................. (194,629)    $ 2.07
  Expired or canceled...................................  (12,300)    $ 2.70
                                                         --------
Outstanding October 1, 1995.............................  716,273     $ 3.12
                                                         ========
  Granted...............................................  146,300     $ 9.93
  Exercised.............................................  (66,008)    $ 2.81
  Expired or canceled...................................  (56,050)    $ 3.12
                                                         --------
Outstanding September 29, 1996..........................  740,515     $ 4.48
                                                         ========
  Granted...............................................  191,300     $11.45
  Exercised............................................. (227,551)    $ 1.97
                                                         --------
Outstanding September 28, 1997..........................  704,264     $ 7.12
                                                         ========

  Stock options exercisable were 308,164, 421,590 and 414,264 at September 28, 1997, September 29, 1996 and October 1, 1995, respectively, at weighted average exercise prices of $4.34, $2.56 and $2.33, respectively. Remaining shares available for grant at September 28, 1997, September 29, 1996 and October 1, 1995 under the plans were 262,000, 244,000 and 175,000, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding and exercisable at September 28, 1997, as required by SFAS 123:

                                  OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                             ----------------------------- ----------------------
                                WEIGHTED       WEIGHTED               WEIGHTED
      RANGE OF                  AVERAGE        AVERAGE                AVERAGE
   EXERCISE PRICES   SHARES  EXERCISE PRICE REMAINING LIFE SHARES  EXERCISE PRICE
   ---------------   ------- -------------- -------------- ------- --------------
   $1.00-$ 3.88...   155,225     $ 2.38       3.6 years    150,225     $ 2.33
   $4.44-$ 5.63...   214,461     $ 4.83       6.8 years    117,386     $ 4.88
   $9.88-$13.13...   334,578     $10.80       8.7 years     40,553     $10.20
                     -------                               -------
                     704,264                               308,164
                     =======                               =======

  The Company accounts for its option plans under APB Opinion No. 25. Had compensation expense for the Company's option plans been determined based upon an estimate of the fair value at the grant date consistent with the requirements of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts in the following table. The SFAS 123 method of accounting was not applied to options granted prior to fiscal 1996.

                                                     SEPTEMBER 28, SEPTEMBER 29,
                                                         1997          1996
                                                     ------------- -------------
   Net income
     As Reported (in thousands).....................     11,051        8,100
     Pro Forma (in thousands).......................     10,577        7,915
   Primary earnings per share
     As Reported....................................    $  1.24       $  .98
     Pro Forma......................................    $  1.20       $  .96
   Fully diluted earnings per share
     As Reported....................................    $  1.03       $  .80
     Pro Forma......................................    $  1.00       $  .79

  The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                1997     1996
                                                               -------  -------
     Risk free interest rates.................................    5.98%    5.55%
     Expected dividend yield..................................    none     none
     Expected lives........................................... 5 years  5 years
     Expected volatility......................................    66.6%    76.4%

  The weighted average grant date fair values of options granted during fiscal years 1997 and 1996 were $11.45 and $9.88, respectively.

 Employee Benefit Plans

  The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $3,070,000, $2,557,000 and $2,882,000 in fiscal years 1997, 1996 and 1995, respectively.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

 401(k) Plan

  The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed $899,000, $821,000 and $583,000 to this plan during fiscal years 1997, 1996 and 1995, respectively.

 Supplemental Retirement Plan

  In fiscal year 1994, the Company adopted a supplemental retirement plan which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at September 28, 1997 and September 29, 1996, was $1,471,000 and $1,501,000, respectively, related to the Company's estimated liability under the plan.

9. COMMITMENTS AND CONTINGENCIES

  The Company occupies premises under operating lease agreements expiring through 2009. Aggregate future minimum rentals payable under these leases are (amounts in 000's):

       1998.............................................................. $  716
       1999..............................................................    631
       2000..............................................................    643
       2001..............................................................    643
       2002..............................................................    584
       Thereafter........................................................  2,368
                                                                          ------
                                                                          $5,585
                                                                          ======

  Rental expense charged to income was $933,000 in fiscal year 1997, $1,204,000 in fiscal year 1996 and $1,472,000 in fiscal year 1995. The aforementioned amounts are net of sublease income amounting to $272,000, $146,000 and $145,000 in fiscal years 1997, 1996 and 1995, respectively.

  In July 1994, the Company received a letter from the State of Washington Department of Ecology stating that it proposed finding the Company a potentially liable party for alleged contamination of real property and ground water in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the contaminates or arranged with a transporter for the disposal or treatment of the contaminates in Yakima County. The Company joined a group of companies, which anticipated resolving its liability with the State of Washington. The Company paid $54,000 for its share in the final settlement in July 1997.

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

                    MICROSEMI CORPORATION AND SUBSIDIARIES

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

10. ACQUISITIONS

  In October 1996, Microsemi RF Products, Inc. (RF), formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company, purchased certain assets and the right to manufacture a selected group of products of the high-reliability portion of SGS Thomson's Radio Frequency Semiconductor business in Montgomeryville, Pennsylvania (RF Products). In September 1997, Microsemi PPC, Inc. (PPC), formerly known as Micro PPC Acquisition Corp., a wholly owned subsidiary of the Company, purchased all of the assets and assumed certain liabilities of three affiliated companies: PPC Products Corp., Technett Seals Inc., and Semiconductors, Inc. (collectively referred to as PPC Products). PPC Products is a supplier of power transistors, fixed and adjustable linear regulators and power rectifiers and is located in Riviera Beach, Florida. The aggregate purchase price for RF Products and PPC Products included $5,201,000 in cash and a $3,070,000 in notes payable. The acquisitions have been accounted for by the purchase method. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair market values to the extent of the purchase price. The Company's consolidated results of operations include the operations of RF Products and PPC Products since the respective dates of acquisition.

11. GEOGRAPHIC AREAS

  The following table presents sales, income from operations and identifiable assets and liabilities by geographic areas for fiscal years 1997, 1996 and 1995:

                                      SALES TO     INCOME
                                    UNAFFILIATED    FROM
   GEOGRAPHIC AREAS                  CUSTOMERS   OPERATIONS  ASSETS  LIABILITIES
   ----------------                 ------------ ---------- -------- -----------
                                                 (AMOUNTS IN 000'S)
   1997:
     United States.................   $147,094    $20,327   $123,293   $90,546
     Europe........................     13,885      1,983      5,148     1,750
     Asia..........................      2,255        209      6,753       989
                                      --------    -------   --------   -------
       Total.......................   $163,234    $22,519   $135,194   $93,285
                                      ========    =======   ========   =======
   1996:
     United States.................   $142,269    $16,319   $ 99,555   $80,377
     Europe........................     13,729      1,460      6,070     2,025
     Asia..........................      1,437      1,172      7,389     1,204
                                      --------    -------   --------   -------
       Total.......................   $157,435    $18,951   $113,014   $83,606
                                      ========    =======   ========   =======
   1995:
     United States.................   $120,263    $13,050   $ 89,750   $78,697
     Europe........................     12,725      1,348      6,460     2,602
     Asia..........................        893      1,118      7,324     1,125
                                      --------    -------   --------   -------
       Total.......................   $133,881    $15,516   $103,534   $82,424
                                      ========    =======   ========   =======

                    MICROSEMI CORPORATION AND SUBSIDIARIES

12. STATEMENT OF CASH FLOWS

  For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

                                                             FOR THE THREE
                                                              FISCAL YEARS
                                                          IN THE PERIOD ENDED
                                                          SEPTEMBER 28, 1997
                                                         ----------------------
                                                          1997     1996   1995
                                                         -------  ------ ------
                                                          (AMOUNTS IN 000'S)
SUPPLEMENTARY INFORMATION:
Cash paid during the year for:
  Interest.............................................. $ 3,446  $3,745 $6,184
                                                         =======  ====== ======
  Income taxes.......................................... $ 6,707  $6,330 $1,350
                                                         =======  ====== ======
Non-cash financing and investing activities:
  Conversion of subordinated debt to 614,807 and 53,333
   shares of common stock in fiscal years 1997 and 1996
   (Note 7)............................................. $ 1,170  $  100 $  --
                                                         =======  ====== ======
  Stock options
    Exercises........................................... $   487  $  --  $  --
    Stock surrendered in lieu of cash...................    (190)    --     --
                                                         -------  ------ ------
    Net cash received................................... $   297  $  --  $  --
                                                         =======  ====== ======
  Businesses acquired in purchase transaction (Note 10):
    Fair values of assets acquired...................... $ 8,789  $  --  $  --
    Less debt issued and liabilities assumed............  (3,588)    --     --
                                                         -------  ------ ------
    Cash paid for acquisition........................... $ 5,201     --     --
                                                         =======  ====== ======
Equipment purchased through issuance of long term debt.. $ 3,821  $  --  $  --
                                                         =======  ====== ======

13. RESEARCH AND DEVELOPMENT

  Research and development expenses charged to cost of sales and expenses were $1,161,000, $1,020,000 and $755,000, for the fiscal years 1997, 1996 and 1995, respectively.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

  Selected quarterly financial data are as follows:

                              QUARTERS ENDED IN FISCAL YEAR 1997
                         ---------------------------------------------
                         DECEMBER 29, MARCH 30, JUNE 29, SEPTEMBER 28,
                             1996       1997      1997       1997
                         ------------ --------- -------- -------------
                         (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
Net sales...............   $35,759     $40,657  $42,648     $44,170
Gross profit............   $ 9,744     $11,042  $11,685     $12,328
Net income..............   $ 1,889     $ 2,395  $ 3,027     $ 3,740
Primary earnings per
 share..................   $  0.22     $  0.27  $  0.33     $  0.41
Fully diluted earnings
 per share..............   $  0.19     $  0.23  $  0.28     $  0.34

                              QUARTERS ENDED IN FISCAL YEAR 1996
                         ---------------------------------------------
                         DECEMBER 31, MARCH 31, JUNE 29, SEPTEMBER 29,
                             1995       1996      1996       1996
                         ------------ --------- -------- -------------
                         (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
Net sales...............   $35,299     $39,107  $41,261     $41,768
Gross profit............   $ 9,203     $10,309  $11,004     $11,599
Net income..............   $ 1,429     $ 1,828  $ 2,339     $ 2,504
Primary earnings per
 share..................   $  0.17     $  0.22  $  0.28     $  0.30
Fully diluted earnings
 per share..............   $  0.15     $  0.18  $  0.23     $  0.24

15. SUBSEQUENT EVENT (UNAUDITED)

  In November 1997, the $750,000 of 10% Convertible Subordinated Notes were converted into 400,000 shares of common stock.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               (AMOUNTS IN 000'S)

         COLUMN A            COLUMN B   COLUMN C  COLUMN D  COLUMN E   COLUMN F
         --------           ---------- ---------- -------- ----------- --------
                                                           DEDUCTIONS- BALANCE
                            BALANCE AT CHARGED TO CHARGED  RECOVERIES   AT END
                            BEGINNING  COSTS AND  TO OTHER     AND        OF
      CLASSIFICATION        OF PERIOD   EXPENSES  ACCOUNTS WRITE-OFFS   PERIOD
      --------------        ---------- ---------- -------- ----------- --------
September 28, 1997
Allowance for doubtful
 accounts and reserve for
 returns..................    $2,159      $506      $--       $ --      $2,665
                              ======      ====      ====      =====     ======
Reserve for investments in
 and advances to
 unconsolidated
 affiliates...............    $  537      $760      $--       $ --      $1,297
                              ======      ====      ====      =====     ======
September 29, 1996
Allowance for doubtful
 accounts and reserve for
 returns..................    $2,018      $ 91      $--       $  50     $2,159
                              ======      ====      ====      =====     ======
Reserve for investments in
 and advances to
 unconsolidated
 affiliates...............    $  237      $300      $--       $ --      $  537
                              ======      ====      ====      =====     ======
October 1, 1995
Allowance for doubtful
 accounts and reserve for
 returns..................    $2,173      $421      $--       $(576)    $2,018
                              ======      ====      ====      =====     ======
Reserve for investments in
 and advances to
 unconsolidated
 affiliates...............    $  237      $--       $--       $ --      $  237
                              ======      ====      ====      =====     ======

ITEM 16. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

  Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended September 28, 1997. The information required by those items is set forth in that certain proxy statement and such information is incorporated in this Form 10-K.

                                    PART IV

ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                                          MICROSEMI CORPORATION

                                                 /s/ David R. Sonksen
                                          By: _________________________________
                                                      David R. Sonksen
                                                Vice President--Finance and
                                                  Chief Financial Officer
                                                (Principal Financial Officer
                                                and Chief Accounting Officer
                                               and duly authorized to sign on
                                                 behalf of the Registrant)

Dated: December 23, 1997

                               POWER OF ATTORNEY

  The undersigned hereby constitutes and appoints Philip Frey, Jr. and David
R. Sonksen, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Philip Frey, Jr.           Chairman of the Board,         December 9, 1997
________________________________      President and Chief
          Philip Frey, Jr.            Executive Officer

      /s/ David R. Sonksen           Vice President--Finance,       December 9, 1997
________________________________      Treasurer and Secretary
          David R. Sonksen            (principal financial and
                                      accounting officer)

      /s/ Joseph M. Scheer           Director                       December 9, 1997
________________________________
          Joseph M. Scheer

       /s/ Brad Davidson             Director                       December 9, 1997
________________________________
           Brad Davidson

     /s/ Robert B. Phinizy           Director                       December 9, 1997
________________________________
         Robert B. Phinizy

      /s/ Martin H. Jurick           Director                       December 9, 1997
________________________________
          Martin H. Jurick

Exhibits.

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
 3       Restated Certificate of Incorporation and Bylaws of the
         Registrant(1)
 4       Form of Indenture, including form of 5 7/8% Convertible
         Subordinated Debenture due 2012(2)
 4.1     Subordinated Convertible Note Purchase Agreement dated
         June 26, 1992 among the Registrant and the Purchasers
         named therein and Exhibit A hereto, a form of
         Subordinated Convertible Note(29)
 10.1    1984 Incentive Stock Option Plan (as amended December 13,
         1984)(3)
 10.2    Form of Incentive Stock Option Agreement pursuant to 1984
         Incentive Stock Option Plan(3)
 10.3    Form of Stock Option Agreement, dated October 17, 1985,
         between the Registrant and members of the Registrant's
         Board of Directors(1)
 10.5    Credit Agreement between the Registrant and Security
         Pacific National Bank, dated as of September 3, 1984, and
         First Amendment to Credit Agreement dated as of May 1,
         1985(1)
 10.6    Lease dated June 29, 1982 between Ulrich Layher and MSC
         Phoenix, Inc.(1)
 10.11   1986 Nonqualified Stock Option Plan of the Registrant
         (Exhibit 10.9)(5)
 10.13   The Registrant's 1987 Stock Plan(6)
 10.14   Indenture dated as of February 1, 1985, and related Loan
         Agreement and Reimbursement Agreement both dated as of
         February 1, 1985, relating to the Industrial Revenue
         Bonds issued to finance additions to the Santa Ana
         facility of the Registrant(2)
 10.15   Stock Sale Agreement, dated November 12, 1987 between
         Coors Porcelain Company and the Registrant, relating to
         the acquisition of Coors Components, Inc.(7)
 10.16   Press Release distributed by the Registrant on November
         12, 1987, announcing the acquisition of Coors Components,
         Inc.(7)
 10.29   Subscription Agreement dated July 24, 1987 between the
         Registrant and Diodes Incorporated for the subscription
         of 800,000 shares of Diodes Incorporated(8)
 10.32   Agreement of Purchase and Sale of Stock dated April 6,
         1988, between General Microcircuits, Inc. and the
         Registrant relating to the purchase of all of the
         outstanding stock of General Microcircuits(9)
 10.37   Stock Purchase Agreement dated as of February 17, 1989 by
         and between Avnet, Inc., a New York corporation, and
         Salem Scientific, Inc., a Microsemi Company, a Delaware
         corporation and a wholly-owned subsidiary of the
         Registrant(10)
 10.48   First Amendment and Forbearance to the Registrant's
         Second Amended and Restated Credit Agreement dated as of
         November 1, 1990(15)
 10.49   Confirmation dated December 10, 1990 from Security
         Pacific National Bank concerning the extension of the
         Registrant's line of credit and standby letters of credit
         to February 1, 1991(15)
 10.52   Assignment and Assumption Agreement dated September 23,
         1991 by and among Dynamic Circuits, Inc., a California
         corporation ("Dynamic"), Surface Mounted Technology
         Corporation, a California corporation ("SMTC") and the
         Registrant, pertaining to Dynamic's purchase from SMTC of
         the SMTC assets, together with the following supplemental
         documentation: (a) Letter of Intent dated August 14, 1991
         (and Addendum thereto); (b) Equipment Lease Agreement;
         (c) Promissory Note; and (d) Security Agreement(16)

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
 10.54   Asset Purchase Agreement dated May 28, 1992 between Micro
         USPD, Inc., a Delaware corporation and wholly-owned
         subsidiary of the Registrant ("Micro USPD"), and Unitrode
         Corporation, a Maryland corporation ("Unitrode")(17)
 10.55   Irish Acquisition Agreement dated July 2, 1992 among
         Unitrode Ireland, Ltd., an Irish corporation and wholly-
         owned subsidiary of Unitrode; Unitrode B.V., a Dutch
         corporation and wholly-owned subsidiary of Unitrode; and
         Micro (Bermuda), Ltd., a Bermudian corporation and
         wholly-owned subsidiary of the Registrant ("Micro
         Bermuda")(18)
 10.56   Dutch Acquisition Agreement dated July 2, 1992 among
         Unitrode Europe B.V., a Dutch corporation and wholly-
         owned subsidiary of Unitrode; Unitrode; and
         MicroBermuda(19)
 10.64   Promissory Note dated December 21, 1992 made by the
         Registrant and payable to Norman Wechsler in the original
         principal amount of $150,000 and extension letter
         agreement dated April 23, 1993(21)
 10.65   Waiver and First Amendment to Reimbursement Agreement
         dated as of January 8, 1993 between the Registrant and
         Bank of America NT&SA with respect to the Reimbursement
         Agreement (See Exhibit 10.14) dated as of February 1,
         1988(21)
 10.66   Senior Note Purchase Agreement dated March 25, 1993
         between the Registrant and Norman Wechsler, including as
         an exhibit thereto the form of Senior Promissory Note
         dated March 25, 1993(21)
 10.69   Letter dated August 31, 1993 from Unitrode to the
         Registrant providing for amendments with respect to the
         Asset Purchase Agreement (See Exhibit 10.54) dated May
         28, 1992 between Micro USPD and Unitrode excluding
         exhibits as follows(22):
         Amendments to Promissory Notes dated as of September 3,
         1993 between Micro USPD and Unitrode and the respective
         Promissory Notes dated July 2, 1992 attached as exhibits
         thereto
 10.73   Amendment to the Registrant's 1987 Stock Plan(25)
 10.74   Executive Compensation Plans and Arrangements(26)
 10.75   Bill of Sales and Purchase agreement between Telcom
         Universal Inc. and Microsemi Corporation(6)
 10.76   Supplement to financing documents (Indenture of Trust and
         Loan agreement) relating to Industrial Development
         Authority of the City of Santa Ana, 1985 Industrial
         Development Revenue Bonds Microsemi Corporation Project
         dated as of January 15, 1995.(26)
 10.77   Amendments of the 1987 Microsemi Corporation Stock Plan.
         Adopted on May 16, 1995(27)
 10.78   Motorola-Microsemi PowerMite Technology Agreement.
         Portions omitted from this Exhibit have been separately
         filed with the Commission pursuant to a request for
         confidential treatment.(28)
 10.79   Revolving Line of Credit Agreement Between Microsemi
         Corporation and Imperial Bank.(29)
 10.80   Purchase agreement dated as of between SGS-Thomson
         Microelectronics, Inc. and Microsemi RF Products, Inc.,
         formerly known as Micro Acquisition Corp., a Delaware
         Corporation and a wholly owned subsidiary of the
         Company.(30)
 10.81   Retirement agreement with Dr. Sandera(31)
 11      Earnings per share calculation.
 23.1    Consent of Independent Accountants (form S-3).

                                                          SEQUENTIAL
 EXHIBIT                                                     PAGE
 NUMBER                    DESCRIPTION                      NUMBER
 -------                   -----------                    ----------
 23.2    Consent of Independent Accountants (form S-8).
 27      Financial data schedule.

--------
 (1) Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.
 (2) Filed in Registration Statement (No. 33-11967) and incorporated herein by this reference.
 (3) Filed with the Registrant's S-8 dated January 27, 1986 and incorporated herein by this reference.
 (6) Incorporated by reference form Exhibit A to the Registrant's definitive Proxy Statement dated January 19, 1987.
 (7) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on or about December 23, 1987.
 (9) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 2, 1988.
(10) Incorporated by reference to Exhibit 10.33 to the Registrant's Current Report on Form 8-K, as amended, as filed with Commission on or about
(15) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 30, 1990.
(16) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended September 29, 1991.
(17) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(18) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(19) Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(21) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 4, 1993.
(22) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.
(23) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 3, 1994.
(24) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K, as filed with the Commission dated June 8, 1994.
(25) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-K as filed with the Commission for the fiscal year ended October 2, 1994.
(26) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 2, 1995
(27) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 2, 1995.
(28) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended March 31, 1996.
(29) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K, as filed with the Commission dated June 26, 1992.
(30) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission for the fiscal quarter ended December 29, 1996.
(31) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-K filed with the Commission for the fiscal year ended September 28, 1997.