Form 10-Q
period 1997-12-28
MICROSEMI CORP
filed 1998-02-09
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


               For the Quarterly Period Ended December 28, 1997
               ------------------------------------------------

                                      or

[_]    Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 12, 1998 was 9,214,676.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         The unaudited consolidated financial information for the quarter ended December 28, 1997 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of September 28, 1997 are attached hereto and incorporated herein by this reference.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                              December 28, 1997     September 28, 1997
                                              -----------------     ------------------
ASSETS
Current assets
  Cash and cash equivalents                            $  5,753               $  6,145
  Accounts receivable less allowance for
   doubtful  accounts, $2,614 at December 28,
   1997 and $2,665 at September 28, 1997                 25,212                 25,093
  Inventories                                            53,700                 53,248
  Deferred income taxes                                   8,160                  8,160
  Other current assets                                    2,034                  4,363
                                                       --------               --------
Total current assets                                     94,859                 97,009
                                                       --------               --------

Property and equipment, at cost                          72,219                 70,485
  Less:  Accumulated depreciation                       (36,625)               (35,614)
                                                       --------               --------
                                                         35,594                 34,871
                                                       --------               --------

Other assets                                              4,426                  3,314
                                                       --------               --------

                                                       $134,879               $135,194
                                                       ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                    $  2,350               $  4,633
  Current maturity of long-term debt                      3,577                  3,574
  Accounts payable                                        9,846                 11,304
  Accrued liabilities                                    16,151                 15,942
  Income taxes payable                                    6,201                  5,743
                                                       --------               --------
Total current liabilities                                38,125                 41,196
                                                       --------               --------

Deferred income taxes                                     2,544                  2,544
                                                       --------               --------

Long-term debt                                           46,394                 47,621
                                                       --------               --------

Other long-term liabilities                               1,908                  1,924
                                                       --------               --------
Stockholders' equity
  Common stock, $.20 par value; authorized 20,000
    shares; issued 9,176 shares at December 28,
    1997 and 8,736 shares at September 28, 1997           1,835                  1,747
  Paid-in capital                                        17,046                 16,197
  Retained earnings                                      27,027                 23,965
                                                       --------               --------
Total stockholders' equity                               45,908                 41,909
                                                       --------               --------

                                                       $134,879               $135,194
                                                       ========               ========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)



                                          13 Weeks Ended      13 Weeks Ended
                                        December 28, 1997    December 29, 1996
                                        -----------------    -----------------
Net sales                                         $44,052              $35,759
Cost of sales                                      32,033               26,015
                                                  -------              -------

Gross profit                                       12,019                9,744
                                                  -------              -------

Operating expenses
   Selling                                          2,542                2,149
   General and administrative                       3,598                3,344
                                                  -------              -------

Total operating expenses                            6,140                5,493
                                                  -------              -------

Income from operations                              5,879                4,251
                                                  -------              -------

Other (expense) income
   Interest expense (net)                            (912)                (960)
   Other                                               20                  (34)
                                                  -------              -------

Total other expense                                  (892)                (994)
                                                  -------              -------

Income before income taxes                          4,987                3,257
Provision for income taxes                          1,895                1,368
                                                  -------              -------

Net income                                        $ 3,092              $ 1,889
                                                  =======              =======

Earnings per share
   -Basic                                         $  0.35              $  0.24
                                                  =======              =======
   -Diluted                                       $  0.28              $  0.19
                                                  =======              =======

Weighted average common shares outstanding
   -Basic                                           8,907                8,013
   -Diluted                                        12,005               11,842

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
             Unaudited Consolidated Statements of Retained Earnings
                               (amounts in 000's)




                                          13 Weeks Ended       13 Weeks Ended
                                         December 28, 1997    December 29, 1996
                                         -----------------    -----------------
Retained earnings at beginning
  of period                                        $23,965              $12,931

Net income                                           3,092                1,889

Translation loss from foreign currency                 (30)                  (3)
                                                   -------              -------

Retained earnings at end of period                 $27,027              $14,817
                                                   =======              =======


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)




                                                              13 Weeks Ended         13 Weeks Ended
                                                             December 28, 1997      December 29, 1996
                                                             -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITITES:
Net income                                                             $ 3,092                $ 1,889
Adjustments to reconcile net income to net
 cash provided from operating activities
   Depreciation and amortization                                         1,071                    882
   Increase (decrease) in allowance for doubtful accounts                  (51)                    40
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable                                                 (68)                 3,482
       Inventories                                                        (452)                (1,796)
       Other current assets                                              2,329                   (206)
       Other assets                                                       (172)                  (129)
       Accounts payable                                                 (1,458)                  (827)
       Accrued liabilities                                                 209                 (1,564)
       Income taxes payable                                                458                    (97)
   Other                                                                   (30)                    (3)
                                                                       -------                -------
Net cash provided from operating activities                              4,928                  1,671
                                                                       -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition                                                   -                 (2,200)
   Investment in an unconsolidated affiliate                            (1,000)                     -
   Purchases of  property and equipment                                 (1,734)                (1,276)
                                                                       -------                -------
Net cash used in investing activities                                   (2,734)                (3,476)
                                                                       -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in notes payable to banks and others             (2,283)                 1,714
   Proceeds from issuance of long-term debt                                  -                    655
   Payments of long-term debt                                             (472)                  (355)
   Reduction of other long-term liabilities                                (16)                   (68)
   Exercise of employee stock options                                      185                     49
                                                                       -------                -------
Net cash provided from (used in) financing activities                   (2,586)                 1,995
                                                                       -------                -------

Net increase (decrease) in cash and cash equivalents                      (392)                   190
Cash and cash equivalents at beginning of period                         6,145                  4,059
                                                                       -------                -------

Cash and cash equivalents at end of period                             $ 5,753                $ 4,249
                                                                       =======                =======


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               December 28, 1997


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 1997.


2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:


                                         December 28, 1997   September 28, 1997
                                         -----------------   ------------------
                                                  (amounts in 000's)

Raw materials                                      $17,019              $15,954
Work in process                                     21,771               23,774
Finished goods                                      14,910               13,520
                                                   -------              -------
                                                   $53,700              $53,248
                                                   =======              =======

3.    ACCRUED LIABILITIES

Accrued liabilities consist of:


                                         December 28, 1997   September 28, 1997
                                         -----------------   ------------------
                                                  (amounts in 000's)
  Accrued payroll, profit sharing,
   benefits and related taxes                      $ 7,283              $ 9,016
  Accrued interest                                   3,241                2,641
  Other accrued liabilities                          5,627                4,285
                                                   -------              -------
                                                   $16,151              $15,942
                                                   =======              =======

4.   BORROWINGS


Long-term debt consisted of:

                                                                       December 28, 1997   September 28, 1997
                                                                       -----------------   ------------------
                                                                                (amounts in 000's)
City of Broomfield, Colorado, Industrial Development Bond-bearing interest at 7.875% due in installments from 1996 to 2000; secured
 by a first deed of trust                                                        $ 2,520              $ 2,520

City of Santa Ana, California, Industrial Development Revenue
 Bond-bearing interest at 6.75% due in installments from 1998 to
 2005; secured by a first deed of trust                                            5,350                5,350

Convertible Subordinated Debentures-bearing interest at
 5.875% due 2012                                                                  33,259               33,261

Convertible Subordinated Notes-bearing interest at 10% due in 1999                     -                  750

Equipment lease due to GE Capital Public Finance, Inc., bearing interest at 5.93%, payable in monthly installments through July
 2002                                                                              2,475                2,700

Notes payable (PPC acquisition) bearing interest at 7% due monthly
 through September 2009                                                            2,303                2,370

Notes payable-bearing interest at rates in ranges of 5% - 10% due
 between January 1998 and September 2002                                           4,064                4,244
                                                                                 -------              -------
                                                                                  49,971               51,195
Less current portion                                                              (3,577)              (3,574)
                                                                                 -------              -------
                                                                                 $46,394              $47,621
                                                                                 =======              =======


A $2,520,000 Industrial Revenue Bond, due to the City of Broomfield, Colorado, carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $215,000 in 1998, $230,000 in 1999 and $2,075,000 in 2000.

A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements, however, the letter of credit agreement requires the Company to make collateral payments of $350,000 on February 1, 1996, 1997 and 1998, totaling $1,050,000 to assure the payment of principal scheduled for February 1, 1998. The payment of $1,050,000 has been made as required. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at December 28, 1997.

In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures are convertible into common stock at $13.55 per share. As of September 28, 1997 they are redeemable at 100% of par plus accrued interest. Deferred debt issuance costs of $1,128,000 are included in other assets and are being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased a total of $6,969,000 of these debentures due to favorable market conditions. In the first quarter of fiscal year 1998, $2,000 was converted into 147 shares of common stock. Commencing in March 1997, the debentures require annual sinking fund payments in the amount of 5% of the principal amount thereof, less the principal amount of converted or redeemed debentures. As of December 28, 1997, the amount of redeemed and converted debentures would have satisfied this requirement through March 1, 1999. (See
Note 8.)

In June 1992, the Company of 10% Convertible Subordinated Notes, due in 1999, to an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. The notes were converted, at $1.875 per share, into 53,333; 613,331 and 400,000 shares of common stock in fiscal years 1996, 1997 and 1998, respectively.

In June 1997, the Company entered into a $2,700,000 equipment lease agreement with GE Capital Public Finance, Inc., providing for monthly payments through July 2002 of $45,000 plus interest at 5.93% per annum.

In September 1999, the Company issued notes of $2,370,000, related to the PPC acquisition, payable to the former owners, bearing an interest rate of 7%, due in monthly installments through September 2009.

The Company maintains a revolving credit facility with a domestic bank which will continue through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line has an interest rate of prime and is secured by substantially all of the assets of the Company. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company is in compliance with the aforementioned covenants at December 28, 1997. At December 28, 1997, $2,065,000 was borrowed under this credit facility.


5.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and requires the presentation of basic and diluted earnings per share (EPS). The Company has adopted this statement in the current period and has restated the EPS for the prior year period as required.

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods and based upon the assumption that the convertible subordinated debt had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

Earnings per share for the quarters ended December 28, 1997 and December 29, 1996 were calculated as follows:


                                           December 28, 1997  December 29, 1996
                                           -----------------  -----------------
BASIC

Net income                                           $ 3,092            $ 1,889
                                                     =======            =======

Weighted-average common shares outstanding             8,907              8,013
                                                     =======            =======

Basic earnings per share                             $  0.35            $  0.24
                                                     =======            =======

DILUTED

Net income                                           $ 3,092            $ 1,889
Interest savings from assumed conversions
   of convertible debt, net of income
   taxes                                                 310                321
                                                     -------            -------

Net income assuming conversions                      $ 3,402            $ 2,210
                                                     =======            =======

Weighted-average common shares outstanding             8,907              8,013

Stock options                                            375                401
Convertible debt                                       2,723              3,428
                                                     -------            -------

Weighted-average common
 shares outstanding on a diluted basis                12,005             11,842
                                                     =======            =======

Diluted earnings per share                           $  0.28            $  0.19
                                                     =======            =======

6.  STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.


Supplementary information
-------------------------
                                     13 weeks ended      13 weeks ended
                                    December 28, 1997   December 29, 1996
                                    -----------------   -----------------
                                             (amounts in 000's)
Cash paid during the period for:
   Interest                                    $  373              $  289
                                               ======              ======
   Income taxes                                $1,502              $1,198
                                               ======              ======

Non-cash financing activities:
   Conversion of subordinated debt
    into 400,147 and 240,000
    shares of common stock
    (See Note 4)                               $  752              $  450

   Business acquired in purchase
    transaction:
     Fair values of assets acquired            $    -              $2,900
     Less debt issued                               -                (700)
                                               ------              ------
     Cash paid for acquisition                 $    -              $2,200
                                               ======              ======


7.  CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertions that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties.

8.  SUBSEQUENT EVENTS

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and $2,000,000 in a note receivable. Microsemi does not expect any material gain or loss from this transaction.

On January 21, 1998, the Company and BKC Semiconductors Incorporated (BKC), Lawrence, Massachusetts, jointly announced a definitive agreement whereby Microsemi will acquire all of the common stock of BKC for approximately $13,400,000 in cash. Microsemi intends to finance this acquisition with cash on hand and borrowings under its existing credit facilities. BKC is a publicly held company. It manufactures discrete semiconductors with sales of approximately $11,000,000 for the fiscal year ended September 28, 1997. The acquisition will be accounted for under the purchase method.

On January 26, 1998, the Company announced that it intends to redeem its 5.875% convertible subordinated debentures as of February 12, 1998. The holders may convert their debentures into common stock of the Company, at any time prior to 5 p.m. Pacific Standard Time, February 12, 1998. The Company expects that most of the $33,259,000 outstanding debentures will be converted and has previously received notices from holders of $26,826,000 in face value of debentures, indicating their intention to convert their debentures into Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward looking statements, the realization of which may be impacted by certain important factors discussed below under "Important Factors Related to Forward-Looking Statements and associated Risks" and in Form 10-K for the fiscal year ended September 28, 1997.


Introduction
------------

Microsemi Corporation is a multinational supplier of high reliability power semiconductors, surface mount and custom diode assemblies for the electronics, computer, telecommunications, defense/aerospace and medical markets. The Company's semiconductor products include diodes, transistors and silicon controlled rectifiers (SCR's) which can be used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes. Technologies for these devices range from the very mature mesa rectifier diodes, still used in all types of power supply applications, to the newly designed micro-miniature transient absorbers, which are mounted within the cables used to connect computer or telecommunications equipment.


Capital Resources and Liquidity
-------------------------------

Microsemi Corporation's operations in the three months ended December 28, 1997 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its credit line with a bank. Under the current line of credit, the Company can borrow up to $15,000,000. As of December 28, 1997, $2,065,000 was borrowed under this credit facility. At December 28, 1997, the Company had $5,753,000 in cash and cash equivalents.

A $5,350,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $1,050,000 in 1998, $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $5,557,000 letter of credit is carried by a bank to guarantee the repayment of this bond. The principal payment of $1,050,000, consisting of $350,000 in cash and $700,000 in matured certificates of deposit, scheduled for February 1, 1998 has been made as required.

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

The Company's 5.875% Convertible Subordinated Debentures due 2012 require semiannual interest payments of approximately $977,000. The Debentures are callable at 100% of face value and are convertible at the option of the holder into Common Stock at a conversion price of $13.55 per share. On January 26, 1998, the Company announced that it intends to redeem the debentures. (See note 8.)

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and $2,000,000 in a promissory note. Microsemi does not expect any material gain or loss from this transaction.

On January 21, 1998, the Company and BKC Semiconductors Incorporated (BKC), Lawrence, Massachusetts, jointly announced a definitive agreement whereby Microsemi will acquire all of the outstanding stock of BKC for approximately $13,400,000. (See Note 8.)

On January 29, 1998, the Company announced that it has made an equity investment of approximately $1,000,000 in Xemod, Inc. Xemod was founded in 1994 and headquartered in Sunnyvale, California. It designs, manufacturers and markets power amplifier semiconductor components targeted at the cellular and wireless communication markets.

The Company has no other significant capital commitments.

The average collection period of accounts receivable was 52 days for the current quarter compared to 59 days for the same period of fiscal year 1997. The improvement was due to higher sales and a better collection effort.

The average days sales of products in inventories was 152 for the three months ended December 28, 1997 compared to 171 days for the corresponding period of fiscal year 1997. The decrease was primarily due to higher shipments in the current period and an effort to control inventories.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 28, 1997 COMPARED TO THE QUARTER ENDED DECEMBER 29, 1996.

Net sales for the first quarter of fiscal year 1998 increased $8,293,000 to $44,052,000, from $35,759,000 for the first quarter of fiscal year 1997; this increase was primarily due to strong demand for the space market related products, higher shipments of the Powermite and the addition of PPC Products, which was acquired in September 1997.

Gross profit increased $2,275,000 to $12,019,000 or 27.3% of sales for the current quarter of fiscal year 1998 from $9,744,000 or 27.2% of sales for the first quarter of fiscal year 1997. The increase of gross profit was due to higher sales.

Operating expenses for the current quarter of fiscal year 1998 increased $647,000 compared to that of the corresponding period of the prior year; primarily due to the addition of the PPC subsidiary.

The effective tax rates of 38% and 42% in the first quarters of fiscal years 1998 and 1997 were the combined result of taxes computed on foreign and domestic income. The prior year tax rate was higher due to certain non-deductible losses, a less favorable mix of worldwide income and other adjustments.

Important factors related to forward-looking statements and associated risks
----------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-Q. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report in Form 10-K for the fiscal year ended September 28, 1997. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's annual report in Form 10-K as filed December 29, 1997 with the Securities and Exchange Commission, and elsewhere in that Form 10-K.


Order Backlog
-------------

   The Company's consolidated order backlog was $67,000,000 as of December 28, 1997, compared to $64,000,000 at December 29, 1996 and $67,000,000 at September 28, 1997. Backlog of General Microcircuits, Inc., has been eliminated from the previously published amounts. (See note 8.)

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

             Inapplicable


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

         (b) Inapplicable

         (c) Inapplicable

         (d) Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 10.82    Change of Control Agreement with Mr. Philip
                              Frey, Jr.

             Exhibit 10.83    Change of Control Agreement with Mr. David R.
                              Sonksen.

             Exhibit 10.84    Supplemental Executive Retirement Plan

             Exhibit 27 Unaudited Financial Data Schedule for the three months ended December 28, 1997.

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


DATED:   February 6, 1998