Form 10-Q
period 1998-03-29
MICROSEMI CORP
filed 1998-05-12
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 29, 1998
                 ---------------------------------------------

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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 24, 1998 was 11,777,276.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial information for the quarter and six months ended March 29, 1998 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 28, 1997 are attached hereto and incorporated herein by this reference.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                              (amounts in 000's)

ASSETS                                                March 29,   September 28,
                                                           1998            1997
                                                      ---------   -------------
Current assets
  Cash and cash equivalents                            $  4,159        $  6,145
  Accounts receivable less allowance for doubtful
   accounts, $2,030 at March 29, 1998 and $2,665
   at September 28, 1997                                 24,850          25,093
  Inventories                                            48,336          53,248
  Deferred income taxes                                   8,160           8,160
  Other current assets                                    2,261           4,363
                                                       --------        --------
Total current assets                                     87,766          97,009
                                                       --------        --------
Property and equipment, at cost                          69,917          70,485
  Less:  Accumulated depreciation                       (34,837)        (35,614)
                                                       --------        --------
                                                         35,080          34,871
                                                       --------        --------
Other assets                                              5,001           3,314
                                                       --------        --------
                                                       $127,847        $135,194
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                    $    125        $  4,633
  Current maturities of long-term debt                    2,505           3,574
  Accounts payable                                        5,381          11,304
  Accrued liabilities                                    15,306          15,942
  Income taxes payable                                    4,798           5,743
                                                       --------        --------
Total current liabilities                                28,115          41,196
                                                       --------        --------
Deferred income taxes                                     2,544           2,544
                                                       --------        --------
Long-term debt                                           12,089          47,621
                                                       --------        --------
Other long-term liabilities                               1,922           1,924
                                                       --------        --------
Stockholders' equity
  Common stock, $.20 par value; authorized 20,000
   shares; issued 11,777 shares at March 29, 1998
   and 8,736 shares at September 28, 1997                 2,355           1,747
  Additional paid-in capital                             50,380          16,197
  Retained earnings                                      30,442          23,965
                                                       --------        --------
Total stockholders' equity                               83,177          41,909
                                                       --------        --------
                                                       $127,847        $135,194
                                                       ========        ========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                13 Weeks Ended   13 Weeks Ended
                                                March 29, 1998   March 30, 1997
                                                --------------   --------------
Net sales                                              $41,194          $40,657
Cost of sales                                           29,513           29,615
                                                       -------          -------
Gross profit                                            11,681           11,042
                                                       -------          -------
Operating expenses
   Selling                                               2,489            2,441
   General and administrative                            3,258            3,437
                                                       -------          -------
Total operating expenses                                 5,747            5,878
                                                       -------          -------
Income from operations                                   5,934            5,164
                                                       -------          -------
Other (expense) income
   Interest expense (net)                                 (430)            (960)
   Other                                                     6             (134)
                                                       -------          -------
Total other expense                                       (424)          (1,094)
                                                       -------          -------
Income before income taxes                               5,510            4,070
Provision for income taxes                               2,094            1,675
                                                       -------          -------
Net income                                             $ 3,416          $ 2,395
                                                       =======          =======
Earnings per share
   -Basic                                              $  0.33          $  0.28
                                                       =======          =======
   -Diluted                                            $  0.29          $  0.23
                                                       =======          =======
Weighted average common shares outstanding
   -Basic                                               10,473            8,547
   -Diluted                                             12,001           11,872


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                26 Weeks Ended   26 Weeks Ended
                                                March 29, 1998   March 30, 1997
                                                --------------   --------------

Net sales                                              $85,246          $76,416
Cost of sales                                           61,546           55,630
                                                       -------          -------
Gross profit                                            23,700           20,786
                                                       -------          -------
Operating expenses
   Selling                                               5,031            4,590
   General and administrative                            6,856            6,781
                                                       -------          -------
Total operating expenses                                11,887           11,371
                                                       -------          -------
Income from operations                                  11,813            9,415
                                                       -------          -------
Other (expense) income
   Interest expense (net)                               (1,342)          (1,920)
   Other                                                    26             (168)
                                                       -------          -------
Total other expense                                     (1,316)          (2,088)
                                                       -------          -------
Income before income taxes                              10,497            7,327
Provision for income taxes                               3,989            3,043
                                                       -------          -------
Net income                                             $ 6,508          $ 4,284
                                                       =======          =======
Earnings per share
   -Basic                                              $  0.67          $  0.52
                                                       =======          =======
   -Diluted                                            $  0.58          $  0.41
                                                       =======          =======
Weighted average common shares outstanding
   -Basic                                                9,691            8,272
   -Diluted                                             11,969           11,868


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Retained Earnings
                              (amounts in 000's)

                                                26 Weeks Ended   26 Weeks Ended
                                                March 29, 1998   March 30, 1997
                                                --------------   --------------

Retained earnings at beginning of period               $23,965          $12,931

Net income                                               6,508            4,284

Translation loss from foreign currency                     (31)              (6)
                                                       -------          -------

Retained earnings at end of period                     $30,442          $17,209
                                                       =======          =======


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                              (amounts in 000's)

                                                             26 Weeks Ended   26 Weeks Ended
                                                             March 29, 1998   March 30, 1997
                                                             --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 6,508          $ 4,284
Adjustments to reconcile net income to net cash provided
 from operating activities
   Depreciation and amortization                                      2,134            1,893
   Increase (decrease) in allowance for doubtful accounts              (582)             371
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable                                           (2,950)            (173)
       Inventories                                                     (937)          (1,556)
       Other current assets                                           1,299               67
       Other assets                                                   1,063             (457)
       Accounts payable                                              (3,245)             434
       Accrued liabilities                                              364             (516)
       Income taxes payable                                            (945)             (22)
   Other                                                                (31)              (6)
                                                                    -------          -------
Net cash provided by operating activities                             2,678            4,319
                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition                                                -           (2,200)
   Proceeds from disposition                                          5,000                -
   Investment in an unconsolidated affiliate                         (1,000)               -
   Purchases of property and equipment                               (3,252)          (3,676)
                                                                    -------          -------
Net cash provided by (used in) investing activities                     748           (5,876)
                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in notes payable to banks and others          (4,508)           3,525
   Proceeds from issuance of long-term debt                               -              655
   Payments of long-term debt                                        (1,454)            (882)
   Reduction of other long-term liabilities                              (2)             (58)
   Exercise of employee stock options                                   552              162
                                                                    -------          -------
Net cash (used in) provided by financing activities                  (5,412)           3,402
                                                                    -------          -------
Net (decrease) increase in cash and cash equivalents                 (1,986)           1,845
Cash and cash equivalents at beginning of period                      6,145            4,059
                                                                    -------          -------
Cash and cash equivalents at end of period                          $ 4,159          $ 5,904
                                                                    =======          =======


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1998


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


2.  INVENTORIES

Inventories used in the computation of cost of goods sold were:

                                            March 29, 1998   September 28, 1997
                                            --------------   ------------------
                                                    (amounts in 000's)
   Raw materials                                   $13,742              $15,954
   Work in process                                  20,279               23,774
   Finished goods                                   14,315               13,520
                                                   -------              -------
                                                   $48,336              $53,248
                                                   =======              =======


3.  ACCRUED LIABILITIES

Accrued liabilities consist of:

                                            March 29, 1998   September 28, 1997
                                            --------------   ------------------
                                                   (amounts in 000's)
   Accrued payroll, profit sharing,
     benefits and related taxes                    $ 7,401              $ 9,016
   Accrued interest                                  2,293                2,641
   Other accrued liabilities                         5,612                4,285
                                                   -------              -------
                                                   $15,306              $15,942
                                                   =======              =======

4.  BORROWINGS

Long-term debt consisted of:

                                                                           March 29, 1998    September 28, 1997
                                                                           --------------    ------------------
                                                                                   (amounts in 000's)
City of Broomfield, Colorado, Industrial Development Bond-bearing interest at 7.875% due in installments from 1996 to 2000; secured
 by a first deed of trust                                                         $ 2,520               $ 2,520

City of Santa Ana, California, Industrial Development Revenue
 Bond-bearing interest at 6.75% due in installments from 1998 to
 2005; secured by a first deed of trust                                             4,300                 5,350

Convertible Subordinated Debentures-bearing interest at
 5.875% due 2012                                                                         -                33,261

Convertible Subordinated Notes-bearing interest at 10% due in 1999                      -                   750

Equipment loan due to GE Capital Public Finance, Inc., bearing
 interest at 5.93%, payable in monthly installments through July                    2,340                 2,700
 2002

Notes payable (PPC acquisition) bearing interest at 7% due monthly
 through September 2009                                                             2,234                 2,370

Notes payable-bearing interest at rates in ranges of 5% - 10% due
 between April 1998 and September 2002                                              3,200                 4,244
                                                                                  -------               -------
                                                                                   14,594                51,195
Less current portion                                                               (2,505)               (3,574)
                                                                                  -------               -------
                                                                                  $12,089               $47,621
                                                                                  =======               =======

A $2,520,000 Industrial Revenue Bond, due to the City of Broomfield, Colorado, carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $215,000 in 1998, $230,000 in 1999 and $2,075,000 in 2000.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A principal payment of $1,050,000 was made in February 1998. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at March 29, 1998.

In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures were convertible into common stock at $13.55 per share. As of September 28, 1997 they were redeemable at 100% of par plus accrued interest. Deferred debt issuance costs of $1,128,000 were included in other assets and were being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased at market prices a total of $6,969,000 in principal amount of these debentures. In the first quarter of fiscal year 1998, $2,000 was converted into 147 shares of common stock. In February, 1998, $33,234,000 was converted into 2,452,682 shares of common stock and $25,000 was redeemed in cash, at par. Accrued interest of $631,000 and unamortized debt issuance costs of $884,000 associated with these debentures were recorded to additional paid-in capital upon conversion of the debentures to common stock.

In June 1992, the Company issued $2,000,000 of 10% Convertible Subordinated Notes, due in 1999, to an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. The notes were converted, at $1.875 per share, into 53,333, 613,331 and 400,000 shares of common stock in fiscal years 1996, 1997 and 1998, respectively.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement with GE Capital Public Finance, Inc., providing for monthly payments through July 2002 of $45,000 plus interest at 5.93% per annum.

In September 1997, the Company issued and assumed notes payable aggregating $2,370,000, related to the PPC acquisition, payable to the former owners, bearing an interest rate of 7%, due in monthly installments through September 2009.

The Company maintains a revolving credit facility with a domestic bank which continues according to its terms through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line has an interest rate of prime and is secured by substantially all of the assets of the Company. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at March 29, 1998. At March 29, 1998, this credit facility had no outstanding balance.

5.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and requires the presentation of basic and diluted earnings per share (EPS). The Company adopted this statement in the first quarter of fiscal year 1998 and has restated the EPS for the prior year periods as required.

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

Earnings per share for the quarters and six months ended March 29, 1998 and March 30, 1997 were calculated as follows:

                                                           Quarter ended       Six months ended
                                                         -----------------     ----------------
                                                         3/29/98   3/30/97     3/29/98  3/30/97
                                                         -------   -------     -------  -------
                                                             (in 000's, except per share data)
BASIC

Net Income                                               $ 3,416   $ 2,395     $ 6,508  $ 4,284
                                                         =======   =======     =======  =======

Weighted-average common shares outstanding                10,473     8,547       9,691    8,272
                                                         =======   =======     =======  =======

Basic earnings per share                                 $  0.33   $  0.28     $  0.67  $  0.52
                                                         =======   =======     =======  =======

DILUTED

Net income                                               $ 3,416   $ 2,395     $ 6,508  $ 4,284
Interest savings from assumed conversions of
  convertible debt, net of income taxes                      118       305         428      626
                                                         -------   -------     -------  -------

Net income assuming conversions                          $ 3,534   $ 2,700     $ 6,936  $ 4,910
                                                         =======   =======     =======  =======

Weighted-average common shares outstanding                10,473     8,547       9,691    8,272
Stock options                                                288       337         307      403
Convertible debt                                           1,240     2,988       1,971    3,193
                                                         -------   -------     -------  -------

Weighted-average common shares outstanding
  on a diluted basis                                      12,001    11,872      11,969   11,868
                                                         =======   =======     =======  =======

Diluted earnings per share                               $  0.29   $  0.23     $  0.58  $  0.41
                                                         =======   =======     =======  =======

6.  STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.


Supplementary information
-------------------------
                                                                26 weeks ended   26 weeks ended
                                                                March 29, 1998   March 30, 1997
                                                                --------------   --------------
                                                                       (amounts in 000's)

Cash paid during the period for:
   Interest                                                            $   783           $1,629
                                                                       =======           ======
   Income taxes                                                        $ 5,610           $2,550
                                                                       =======           ======

Non-cash financing activities:
  Conversion of subordinated debt, net of accrued interest and unamortized debt issue costs, into 2,852,829 and 614,807
    shares of common stock (See Note 4)                                $33,733           $1,170
                                                                       =======           ======

Business acquired in purchase transaction:
   Fair values of assets acquired                                      $     -           $2,900
   Less debt issued                                                          -             (700)
                                                                       -------           ------
   Cash paid for acquisition                                           $     -           $2,200
                                                                       =======           ======

In December 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and $2,000,000 in a note receivable.

7.  CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertions that the subsidiary is the cause of the contamination; however, there can be no assurance that recourse will be available against third parties. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation or the allocation thereof among potentially responsible parties. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

8.  ACQUISITION

On January 21, 1998, the Company and BKC Semiconductors Incorporated (BKC), located in Lawrence, Massachusetts, jointly announced a definitive agreement whereby Microsemi will acquire all of the common stock and options of BKC for approximately $13,400,000 in cash plus repayment of existing indebtedness of BKC. Microsemi intends to finance this acquisition with cash on hand and borrowings under its existing credit facilities, as amended concurrent with the acquisition. BKC is a publicly held company, which manufactures discrete semiconductors with sales of approximately $11,000,000 for the fiscal year ended September 28, 1997. The acquisition is expected to be completed in the third quarter of fiscal year 1998 and will be accounted for under the purchase method.

9.  DISPOSITION

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and $2,000,000 in a note receivable. Microsemi did not realize any material gain or loss from this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward looking statements, the realization of which may be impacted by certain important factors discussed below under "Important factors related to forward-looking statements and associated risks" and in the Form 10-K for the fiscal year ended September 28, 1997.

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

Capital Resources and Liquidity
-------------------------------

Microsemi Corporation's operations in the six months ended March 29, 1998 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its bank credit line through September 1999. Under the current line of credit, the Company can borrow up to $15,000,000. As of March 29, 1998, there was no outstanding balance under this credit facility. At March 29, 1998, the Company had $4,159,000 in cash and cash equivalents.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. An annual commitment fee of 2% is charged on this letter of credit. A principal payment of $1,050,000, consisting of $350,000 in cash and $700,000 in matured certificates of deposit, was made in February 1998.

Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

The Company's 5.875% Convertible Subordinated Debentures, which were due in 2012, required semiannual interest payments of approximately $977,000. The Debentures were callable at 100% of face value and were convertible at the option of the holder into Common Stock at a conversion price of $13.55. On February 12, 1998, $33,234,000 in outstanding debentures were converted into 2,452,682 shares of Common Stock and $25,000 was redeemed in cash. (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and $2,000,000 in a promissory note. Microsemi did not realize any material gain or loss from this transaction.

On January 21, 1998, the Company and BKC Semiconductors Incorporated (BKC), Lawrence, Massachusetts, jointly announced a definitive agreement whereby Microsemi will acquire all of the outstanding stock and options of BKC for approximately $13,400,000 in cash plus repayment of existing indebtedness of BKC. (See Note 8 of Notes to Unaudited Consolidated Financial Statements.) Microsemi intends to finance this acquisition with cash on hand and through borrowings under its existing credit facilities, which will be increased to $25,000,000 upon completion of the acquisition.

On January 29, 1998, the Company announced that it had made an equity investment of $1,000,000 in Xemod, Inc. Xemod, Inc was founded in 1994 and is headquartered in Sunnyvale, California. It designs, manufacturers and markets power amplifier semiconductor components targeted at the cellular and wireless communication markets.

Microsemi is currently modifying its software to be year 2000 compliant. The Company does not expect the cost of modification to be significant.

The Company has no other significant capital commitments.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 1998 COMPARED TO THE QUARTER ENDED MARCH 30, 1997.

Net sales for the second quarter of fiscal year 1998 increased $537,000 to $41,194,000, from $40,657,000 for the second quarter of fiscal year 1997. Sales for the second quarter of fiscal 1998 included $1,712,000 of sales generated by the PPC division that was acquired in September 1997. Sales for the second quarter of fiscal 1997 included $3,049,000 of sales from GMI, which was sold on December 31, 1997. The remaining increase of $1,874,000, excluding the acquisition and the disposition, was primarily due to demand for the space market related products and higher shipments of the Powermite product.

Gross profit increased $639,000 to $11,681,000 or 28.4% of sales for the current quarter of fiscal year 1998 from $11,042,000 or 27.2% of sales for the second quarter of fiscal year 1997. Gross profit in the second quarter of fiscal year 1998 also included $984,000 from the PPC division. These increases were partially offset by the reduction in gross profit resulting from the sale of GMI in December 1997. Gross profit in the second quarter of fiscal year 1997 included $566,000 from GMI. The remaining net increase in gross profit was due to higher sales.

Operating expenses for the second quarter of fiscal year 1998 decreased $131,000 compared to those of the corresponding period of the prior year. Operating expenses of PPC were $511,000 in the quarter ended March 29, 1998. Operating expenses of GMI were $344,000 in the quarter ended March 30, 1997. The net remaining decrease in operating expenses was primarily due to lower operating expenses of the RF Products division and lower sales commission.

Interest expense decreased $530,000 due to lower overall borrowings and the reduction of interest upon conversions of debentures and notes payable.

The effective tax rates of 38% and 41% in the second quarters of fiscal years 1998 and 1997, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the fiscal 1998 effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 29, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 30, 1997.

Net sales for the first six months of fiscal year 1998 increased $8,830,000 to $85,246,000, from $76,416,000 for the same period of fiscal year 1997. This increase was primarily due to higher demand for the space market related products, greater shipments of the Powermite and the addition of PPC Products, which was acquired in September 1997. Sales of GMI were $4,298,000 and $6,484,000 in the six-month periods ended March 29, 1998 and March 30, 1997, respectively.

Gross profit increased $2,914,000 to $23,700,000 or 27.8% of sales for the first half of fiscal year 1998 from $20,786,000 or 27.2% of sales for the same period of fiscal year 1997. The increase in gross profit was due to higher sales, improved sales mix and from the PPC division which was acquired in September 1997. These increases were partially offset by the reduction in gross profit resulting from the sale of GMI in December 1997. Gross profit of GMI was $627,000 and $1,127,000 in the six-month periods ended March 29, 1998 and March 30, 1997, respectively. Gross profit for PPC for the six-month period ended March 29, 1998 was $1,578,000. The remaining net increase in gross profit was due to higher sales.

Operating expenses for the first six months of fiscal year 1998 increased $516,000 compared to those of the corresponding period of the prior year. Operating expenses of GMI were $401,000 and $702,000 in the six-month periods ended March 29, 1998 and March 30, 1997, respectively. The net remaining increase in operating expenses was primarily due to the addition of the PPC subsidiary.

Interest expense decreased $578,000 due to lower overall borrowings and the reduction of interest upon conversions of debentures and notes payable.

The effective tax rates of 38% and 42% in the first six months of fiscal years 1998 and 1997, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the fiscal 1998 effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

Important factors related to forward-looking statements and associated risks
----------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor and the custom diode assembly markets will not change materially or adversely, that the Company will successfully integrate and manage acquired operations and that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-Q. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus subject to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 1997. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 as filed with the Securities and Exchange Commission, and elsewhere in that Form 10-K. This Form 10-Q should be read in conjunction with such additional factors, which are incorporated herein by this reference.

Order Backlog
-------------

The Company's consolidated order backlog was $58,000,000 as of March 29, 1998, compared to $65,000,000 at March 30, 1997 and $67,000,000 at September 28, 1997.
The decrease in backlog primarily reflects a shift in the mix of business and a push out of orders from several commercial space customers. Backlog of General Microcircuits, Inc., has been eliminated from the previously reported amounts. (See Note 9 of Notes to Unaudited Consolidated Financial Statements).

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            Inapplicable

Item 2.  Changes in Securities
         ---------------------

         At March 29, 1998 none of the Company's 5.875% Convertible subordinated Debentures due 2012 remained outstanding. 2,452,682 shares of Common Stock were issued upon conversion of the debentures at a conversion price of $13.55 per share. The Debentures had been called for redemption at par, in accordance with the terms of the debentures.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 24, 1998.

         (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 24, 1998.

         (c) Votes were received for each of the nominees to the Board of Directors as follows:

                                                  For          Withheld
                                                ---------      --------
             Philip Frey, Jr.                   7,935,664           300
             Joseph M. Scheer                   7,934,089         1,875
             Brad Davidson                      7,935,864           100
             Robert B. Phinizy                  7,932,189         3,775
             Martin H. Jurick                   7,932,964         3,000

         (d) Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 27 Unaudited Financial Data Schedule for the six months ended March 29, 1998.

         (b) Reports on Form 8-K:

             On January 27, 1998, the Company's execution of agreement for acquisition of BKC Semiconductors, Inc., dated January 21, 1998, and the Company's giving of a notice of redemption of the Company's 5.875% Convertible Subordinated Debentures due 2012 ("Debentures") were reported under Item 5.

             On February 24, 1998, the redemption or conversion of all outstanding Debentures was reported under Item 5.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MICROSEMI CORPORATION



                              By: /s/ David R. Sonksen
                                  --------------------
                                  David R. Sonksen
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Chief Accounting Officer and duly
                                  authorized to sign on behalf of the
                                  Registrant)


DATED:  May 6, 1998