Form 10-Q
period 1998-06-28
MICROSEMI CORP
filed 1998-08-11
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 28, 1998
                  --------------------------------------------

                                       or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                           Commission File No. 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                     95-2110371
            --------------------------------    ------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month period (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        ------    -----


The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 28, 1998 was 11,777,276.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial information for the quarter and nine months ended June 28, 1998 of Microsemi Corporation and Subsidiaries (the "Company" or "Microsemi") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 28, 1997 are attached hereto and incorporated herein by this reference.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                                                      June 28, 1998        September 28, 1997
                                                                     --------------        ------------------
ASSETS
Current assets
  Cash and cash equivalents                                                $  7,210                  $  6,145
  Accounts receivable less allowance for doubtful accounts of
     $1,518 at June 28, 1998 and $2,665 at September 28, 1997                23,249                    25,093
  Inventories                                                                53,818                    53,248
  Deferred income taxes                                                       8,252                     8,160
  Other current assets                                                        1,859                     4,363
                                                                           --------                  --------
Total current assets                                                         94,388                    97,009
                                                                           --------                  --------
Property and equipment, at cost                                              72,452                    70,485
  Less:  Accumulated depreciation                                           (36,199)                  (35,614)
                                                                           --------                  --------
                                                                             36,253                    34,871
                                                                           --------                  --------
Goodwill                                                                      9,940                       133
                                                                           --------                  --------
Other                                                                         5,629                     3,181
                                                                           --------                  --------
                                                                           $146,210                  $135,194
                                                                           ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                                        $  5,191                  $  4,633
  Current maturity of long-term debt                                          4,658                     3,574
  Accounts payable                                                            5,054                    11,304
  Accrued liabilities                                                        16,602                    15,942
  Income taxes payable                                                        4,664                     5,743
                                                                           --------                  --------
Total current liabilities                                                    36,169                    41,196
                                                                           --------                  --------
Deferred income taxes                                                         2,598                     2,544
                                                                           --------                  --------
Long-term debt                                                               20,050                    47,621
                                                                           --------                  --------
Other long-term liabilities                                                   1,942                     1,924
                                                                           --------                  --------
Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares;
    issued 11,777 shares at June 28, 1998 and
    8,736 shares at September 28, 1997                                        2,355                     1,747
  Paid-in capital                                                            50,382                    16,197
  Retained earnings                                                          33,598                    24,743
  Cumulative foreign currency translation adjustment                           (884)                     (778)
                                                                           --------                  --------
Total stockholders' equity                                                   85,451                    41,909
                                                                           --------                  --------
                                                                           $146,210                  $135,194
                                                                           ========                  ========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                 13 Weeks Ended               13 Weeks Ended
                                  June 28, 1998                June 29, 1997
                                 --------------               --------------
Net sales                               $39,291                      $42,648
Cost of sales                            28,417                       30,963
                                        -------                      -------

Gross profit                             10,874                       11,685
                                        -------                      -------

Operating expenses:
  Selling                                 3,275                        2,416
  General and administrative              3,348                        3,131
                                        -------                      -------

Total operating expenses                  6,623                        5,547
                                        -------                      -------

Income from operations                    4,251                        6,138
                                        -------                      -------

Other expenses:
  Interest expense (net)                   (394)                        (906)
  Other                                     (71)                         (89)
                                        -------                      -------

Total other expenses                       (465)                        (995)
                                        -------                      -------

Income before income taxes                3,786                        5,143
Provision for income taxes                1,439                        2,116
                                        -------                      -------

Net income                              $ 2,347                      $ 3,027
                                        =======                      =======

Earnings per share:
  -Basic                                $  0.20                      $  0.35
                                        =======                      =======
  -Diluted                              $  0.20                      $  0.28
                                        =======                      =======

Weighted average common
 shares outstanding:
  -Basic                                 11,777                        8,709
  -Diluted                               11,964                       11,898

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (amounts in 000's, except earnings per share)

                                39 Weeks Ended         39 Weeks Ended
                                 June 28, 1998          June 29, 1997
                                --------------         --------------
Net sales                             $124,537               $119,064
Cost of sales                           89,963                 86,593
                                      --------               --------

Gross profit                            34,574                 32,471
                                      --------               --------

Operating expenses:
   Selling                               8,306                  7,006
   General and administrative           10,204                  9,912
                                      --------               --------

Total operating expenses                18,510                 16,918
                                      --------               --------

Income from operations                  16,064                 15,553
                                      --------               --------
Other expenses:
   Interest expense (net)               (1,736)                (2,826)
   Other                                   (45)                  (257)
                                      --------               --------

Total other expenses                    (1,781)                (3,083)
                                      --------               --------

Income before income taxes              14,283                 12,470
Provision for income taxes               5,428                  5,159
                                      --------               --------

Net income                            $  8,855               $  7,311
                                      ========               ========

Earnings per share:
   -Basic                             $   0.85               $   0.87
                                      ========               ========
   -Diluted                           $   0.79               $   0.70
                                      ========               ========

Weighted average common
 shares outstanding:
   -Basic                               10,386                  8,428
   -Diluted                             11,984                 11,861


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
             Unaudited Consolidated Statements of Retained Earnings
                               (amounts in 000's)



                                     39 Weeks Ended           39 Weeks Ended
                                      June 28, 1998            June 29, 1997
                                     --------------           --------------


Retained earnings at beginning
 of period                                 $ 24,743                 $ 13,692

Net income                                    8,855                    7,311
                                           --------                 --------

Retained earnings at end of period         $ 33,598                 $ 21,003
                                           ========                 ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)

                                                39 Weeks Ended  39 Weeks Ended
                                                 June 28, 1998   June 29, 1997
                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  8,855         $ 7,311
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         3,538           2,886
   (Decrease) increase in allowance for
    doubtful accounts                                   (1,121)            394
   Changes in assets and liabilities,
    net of acquisitions and disposition:
       Accounts receivable                                 856            (999)
       Inventories                                      (3,041)          1,051
       Other current assets                              2,397            (668)
       Other assets                                        366          (1,736)
       Accounts payable                                 (3,971)           (681)
       Accrued liabilities                               1,286             455
       Income taxes payable                             (1,197)            952
   Other                                                  (144)             (6)
                                                      --------         -------
Net cash provided by operating
 activities                                              7,824           8,959
                                                      --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions                           (13,740)         (2,200)
   Proceeds from disposition                             5,000               -
   Investment in an unconsolidated affiliate            (1,000)              -
   Purchases of property and equipment                  (4,342)         (5,618)
                                                      --------         -------
Net cash used in investing activities                  (14,082)         (7,818)
                                                      --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable to banks
    and others                                          (1,261)         (1,806)
   Increase in long-term debt                           10,000           3,355
   Payments on long-term debt                           (1,988)         (2,117)
   Increase (decrease) of other
    long-term liabilities                                   18             (48)
   Exercise of employee stock options                      554             207
                                                      --------         -------
Net cash provided by (used in)
 financing activities                                    7,323            (409)
                                                      --------         -------
Net increase in cash and cash
 equivalents                                             1,065             732
Cash and cash equivalents at
 beginning of period                                     6,145           4,059
                                                      --------         -------

Cash and cash equivalents
 at end of period                                     $  7,210         $ 4,791
                                                      ========         =======

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 1998


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 1997.


2.    INVENTORIES

Inventories used in the computation of cost of goods sold were:

                                     June 28, 1998        September 28, 1997
                                     -------------        ------------------
                                              (amounts in 000's)
   Raw materials                           $15,273                   $15,954
   Work in process                          21,271                    23,774
   Finished goods                           17,274                    13,520
                                           -------                   -------
                                           $53,818                   $53,248
                                           =======                   =======

3.    ACCRUED LIABILITIES

Accrued liabilities consist of:

                                     June 28, 1998        September 28, 1997
                                     -------------        ------------------
                                              (amounts in 000's)
   Accrued payroll, profit sharing,        $ 9,039                   $ 9,016
    benefits and related taxes               2,261                     2,641
   Accrued interest                          5,302                     4,285
   Other accrued liabilities               -------                   -------
                                           $16,602                   $15,942
                                           =======                   =======

4.   BORROWINGS
Long-term debt consisted of:

                                                                          June 28, 1998    September 28, 1997
                                                                          -------------    ------------------
                                                                                  (amounts in 000's)
City of Broomfield, Colorado, Industrial Development
Bond-bearing interest at 7.875% due in installments from 1996
to 2000; secured by a first deed of trust                                   $     2,305          $      2,520



City of Santa Ana, California, Industrial Development Revenue
Bond-bearing interest at 6.75% due in installments from 1998 to
2005; secured by a first deed of trust                                            4,300                 5,350



Convertible Subordinated Debentures-bearing interest at
5.875% due 2012                                                                       -                33,261

Convertible Subordinated Notes-bearing interest at 10% due in 1999                    -                   750

Equipment lease due to GE Capital Public Finance, Inc., bearing
interest at 5.93%, payable in monthly installments through July                   2,205                 2,700
2002


Notes payable (PPC acquisition) bearing interest at 7% due monthly
through September 2009                                                            2,164                 2,370


Note payable to Imperial Bank, bearing interest at the bank prime
rate, payable in monthly installments through July 2003                          10,000                     -


Notes payable-bearing interest at rates in ranges of 5% - 10% due
between July 1998 and July 2002                                                   3,734                 4,244
                                                                            -----------          ------------

                                                                                 24,708                51,195
Less current portion                                                             (4,658)               (3,574)
                                                                            -----------          ------------
                                                                            $    20,050          $     47,621
                                                                            ===========          ============

A $2,305,000 Industrial Revenue Bond, due to the City of Broomfield, Colorado, carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $230,000 in 1999 and $2,075,000 in 2000.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. A principal payment of $1,050,000 was made in February 1998. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at June 28, 1998.

In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures were convertible into common stock at $13.55 per share. As of September 28, 1997 they were redeemable at 100% of par plus accrued interest. Deferred debt issuance costs of $1,128,000 were included in other assets and were being amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased at market prices a total of $6,969,000 in principal amount of these debentures. In the first quarter of fiscal year 1998, $2,000 was converted into 147 shares of common stock. In February 1998, Microsemi gave notice that all outstanding debentures would be redeemed, subject to conversion at the election of the holders prior to the redemption date, and $33,234,000 in principal amount was converted into 2,452,682 shares of common stock and $25,000 was redeemed in cash, at par. Accrued interest of $631,000 and unamortized debt issuance costs of $884,000 associated with these debentures were recorded to additional paid-in capital upon conversion of the debentures to common stock.

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

In September 1997, the Company issued and assumed notes payable aggregating $2,164,000 at June 28, 1998, related to the PPC acquisition, payable to the former owners, bearing an interest rate of 7%, due in monthly installments over various periods through September 2009.

In June 1998, the Company finalized an amendment of its existing bank credit facility which added a $10,000,000 term loan used by Microsemi to finance a portion of the BKC acquisition. The terms of the term loan require monthly payments of $167,000 plus interest at the bank's prime rate from August 1998 through July 2003.

The amended credit agreement maintains a revolving credit facility with domestic banks which continues according to its terms through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line bears interest at the bank's prime rate and is secured by substantially all of the assets of the Company. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at June 28, 1998. As of June 28, 1998, $3,900,000 was borrowed under this credit facility.

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

Earnings per share for the quarters and nine months ended June 28, 1998 and June 29, 1997 were calculated as follows:

                                                                 Quarter ended                   Nine months ended
                                                       ------------------------------     -----------------------------
                                                            6/28/98           6/29/97          6/28/98          6/29/97
                                                       ------------     -------------     ------------     ------------
                                                                         (in 000's, except per share data)
BASIC

Net income                                             $      2,347     $       3,027     $      8,855     $      7,311
                                                       ============     =============     ============     ============

Weighted-average common shares outstanding                   11,777             8,709           10,386            8,428
                                                       ============     =============     ============     ============

Basic earnings per share                               $       0.20     $        0.35     $       0.85     $       0.87
                                                       ============     =============     ============     ============

DILUTED

Net income                                             $      2,347     $       3,027     $      8,855     $      7,311
Interest savings from assumed conversions of
 convertible debt, net of income taxes                            -               309              618              935
                                                       ------------     -------------     ------------     ------------

Net income assuming conversions                        $      2,347     $       3,336     $      9,473     $      8,246
                                                       ============     =============     ============     ============

Weighted-average common shares outstanding                   11,777             8,709           10,386            8,428
Stock options                                                   187               334              284              357
Convertible debt                                                  -             2,855            1,314            3,076
                                                       ------------     -------------     ------------     ------------

Weighted-average common shares outstanding
 on a diluted basis                                          11,964            11,898           11,984           11,861
                                                       ============     =============     ============     ============

Diluted earnings per share                             $       0.20     $        0.28     $       0.79     $       0.70
                                                       ============     =============     ============     ============

6.     STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
-------------------------

                                                                          39 weeks ended             39 weeks ended
                                                                           June 28, 1998             June 29, 1997
                                                                     ---------------------      ---------------------
                                                                                     (amounts in 000's)
Cash paid during the period for:
   Interest                                                          $               1,349      $               2,059
                                                                     =====================      =====================
   Income taxes                                                      $               6,763      $               4,004
                                                                     =====================      =====================

Non-cash financing activities:
   Conversion of subordinated debt, net of accrued
     interest and unamortized debt issue costs, into
     2,852,829 and 614,807 shares of common stock (See Note 4)       $              33,733      $               1,170
                                                                     =====================      =====================

Business acquired in purchase transaction:
   Fair values of assets acquired                                    $               7,260      $               2,200
   Goodwill                                                                          9,839                          -
   Less debt assumed                                                                (3,359)                         -
                                                                     ---------------------      ---------------------
   Cash paid for acquisition                                         $              13,740      $               2,200
                                                                     =====================      =====================

In December 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 note receivable.

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

8.    ACQUISITION

On May 15, 1998, the Company acquired BKC Semiconductors, Incorporated (BKC), located in Lawrence, Massachusetts, for approximately $13,740,000 in cash plus existing indebtedness of BKC of approximately $3,359,000. Microsemi financed this acquisition with cash on hand and advances under its existing credit facilities as amended. BKC was a publicly held company, which manufactures discrete semiconductors with sales of approximately $11,000,000 for the fiscal year ended September 28, 1997. The acquisition was accounted for under the purchase method. The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair market values to the extent of the purchase price. The Company's unaudited consolidated results of operations for the quarter and nine months ended June 28, 1998 included the operations of BKC since the date of acquisition. The unaudited balance sheet at June 28, 1998 reflected the Company's allocation of the purchase price to the assets and liabilities of BKC based upon the Company's current estimates of the relative values of the assets acquired and liabilities assumed. The Company recorded approximately $9,800,000 of goodwill related to this acquisition. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from those used in the unaudited consolidated financial statements included herein.

9.    DISPOSITION

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 note receivable. Microsemi did not realize any material gain or loss from this transaction.

10.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which will become effective in fiscal 1999. FAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not expect the adoption of FAS 130 to have a material impact on its reported consolidated financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective in fiscal 1999. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward looking statements, the realization of which may be adversely impacted by certain important factors discussed below under "Important factors related to forward-looking statements and associated risks" and in the Form 10-K for the fiscal year ended September 28, 1997.

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

Capital Resources and Liquidity

Microsemi Corporation's operations in the nine months ended June 28, 1998 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its bank credit line through September 1999. Under the current line of credit, the Company can borrow up to $15,000,000. As of June 28, 1998, $3,900,000 was borrowed under this credit facility. At June 28, 1998, the Company had $7,210,000 in cash and cash equivalents.

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

The Company's 5.875% Convertible Subordinated Debentures, which were due in 2012, required semiannual interest payments of approximately $977,000. The Debentures were callable at 100% of face value and were convertible at the option of the holder into Common Stock at a conversion price of $13.55. On February 12, 1998, $33,234,000 in outstanding debentures were converted into 2,452,682 shares of Common Stock and $25,000 was redeemed in cash at par. (See
Note 4 of Notes to Unaudited Consolidated Financial Statements).

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 promissory note. Microsemi did not realize any material gain or loss from this transaction.

On January 29, 1998, the Company announced that it had made an equity investment of $1,000,000 in Xemod, Inc. Xemod, Inc. was founded in 1994 and is headquartered in Sunnyvale, California. It designs, manufactures and markets power amplifier semiconductor components targeted at the cellular and wireless communication markets.

In May 1998, the Company acquired BKC Semiconductors Incorporated (BKC), located in Lawrence, Massachusetts for approximately $13,740,000 in cash plus existing indebtedness of BKC of approximately $3,359,000. Microsemi financed this acquisition with cash on hand, a $10,000,000 term loan and borrowings under its existing credit facilities. BKC was a publicly held company, which manufactures discrete semiconductors with sales of approximately $11,000,000 for the fiscal year ended September 28, 1997. The acquisition was accounted for under the purchase method.

The Company has no other significant capital commitments.

Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 1998 COMPARED TO THE QUARTER ENDED JUNE 29, 1997.

Net sales for the third quarter of fiscal year 1998 decreased $3,357,000 to $39,291,000, from $42,648,000 for the third quarter of fiscal year 1997. Sales for third quarter of fiscal 1998 included $1,891,000 and $1,464,000 generated by the PPC and BKC divisions which were acquired in September 1997 and May 1998, respectively. Sales for the third quarter of fiscal 1997 included $3,235,000 from GMI, which was sold on December 31, 1997. The remaining decrease of $3,477,000, excluding the acquisitions and the disposition, was primarily due to lower demand for commercial space, telecommunications and commercial products.

Gross profit decreased $811,000 to $10,874,000 or 27.7% of sales for the current quarter of fiscal year 1998 from $11,685,000 or 27.4% of sales for the third quarter of fiscal year 1997. Gross profit in the third quarter of fiscal year 1998 also included $792,000 and $558,000 from the PPC and BKC divisions.
Gross profit in the third quarter of fiscal year 1997 included $593,000 from GMI. The remaining net decrease in gross profit was due to lower sales.

Operating expenses for the third quarter of fiscal 1998 increased $1,076,000 compared to those of the corresponding period of the prior year. Operating expenses of PPC and BKC were $501,000 and $527,000, respectively, in the quarter ended June 28, 1998. Operating expenses of GMI were $347,000 in the quarter ended June 29, 1997. The net remaining increase was primarily due to sales and marketing expenses in the current period.

Interest expense decreased $512,000 due to lower overall borrowings, principally the reduction of interest due to conversions of debentures and notes payable into shares of common stock.

The effective tax rates of 38% and 41% in the third quarters of fiscal years 1998 and 1997, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the fiscal 1998 effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 28, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 29, 1997.

Net sales for the first nine months of fiscal year 1998 increased $5,473,000 to $124,537,000, from $119,064,000 for the same period of fiscal year 1997. This increase was primarily due to the addition of $5,569,000 from PPC and $1,464,000 from BKC Products, which were acquired in September 1997, and May 1998, respectively. Sales of GMI were $4,298,000 and $9,719,000 in the nine-month periods ended June 28, 1998 and June 29, 1997, respectively. The remaining increase in sales was due to higher shipments of commercial space products in the beginning of the current fiscal year.

Gross profit increased $2,103,000 to $34,574,000 or 27.8% of sales for the first nine months of fiscal year 1998 from $32,471,000 or 27.3% of sales for the same period of fiscal year 1997. Gross profit contributed by GMI was $637,000 and $1,720,000 in the nine-month periods ended June 28, 1998 and June 29, 1997, respectively. Gross profit contributed by PPC and BKC for the nine-month period ended June 28, 1998 was $2,690,000 and $558,000, respectively. The remaining increase in gross profit was due to higher sales.

Operating expenses for the first nine months of fiscal year 1998 increased $1,592,000 compared to the corresponding period of the prior year. Operating expenses of GMI were $401,000 and $1,049,000 in the nine-month periods ended June 28, 1998 and June 29, 1997, respectively. The net remaining increase in operating expenses was primarily due to the addition of the PPC and BKC subsidiaries.

Interest expense decreased $1,090,000 due to lower overall borrowings, principally the reduction of interest due to conversions of debentures and notes payable.

The effective tax rates of 38% and 41% in the first nine months of fiscal years 1998 and 1997, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the fiscal 1998 effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

Important factors related to forward-looking statements and associated risks
----------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor and the custom diode assembly markets will not change materially or adversely, that the Company will successfully integrate and manage acquired operations and that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Potential risks and uncertainties also include demand for and acceptance of the company's products, the success of planned marketing and promotional campaigns, environmental matters, litigation, and inventory obsolescence. Other factors that could cause results to vary materially from current expectations are discussed below or elsewhere in this Form 10-Q. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus subject to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 1997. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company' s Annual Report on Form 10-K for the fiscal year ended September 28, 1997 as filed with the Securities and Exchange Commission, and elsewhere in that Form 10-K. This Form 10-Q should be read in conjunction with such additional factors, which are incorporated herein by this reference.

Year 2000
---------

Microsemi is currently modifying its software to be year 2000 compliant. The Company does not expect the cost of modification to be significant. Failure of the Company or its major customers, suppliers or service providers to address, timely and successfully, all relevant year 2000 compliance issues could have material adverse effects on the Company, including business disruption and claims by third parties.

Order Backlog
-------------

The Company's consolidated order backlog was $59,000,000 as of June 28, 1998, compared to $73,000,000 at June 29, 1997 and $77,100,000 at September 28, 1997.
The decrease in backlog primarily reflects a shift in the mix of business and a delay of orders from several commercial space customers. The aforementioned backlog amounts included $7,000,000 and $10,000,000 for GMI at June 29, 1997 and September 28, 1997, respectively. The backlog of PPC was $2,800,000 at September 28, 1997, and $2,400,000 at June 28, 1998. The backlog of BKC was $4,800,000 at June 28, 1998. (See Note 9 of Notes to Unaudited Consolidated Financial Statements).

The decrease in backlog was primarily due to slower bookings from a number of market areas, most significantly for commercial space products. This in turn may be due in part to uncertainty in the electronics market generally. Many of the customers of the Company have been subject to adverse financial or market conditions, intense competition, and various other pressures to reduce inventory or curtail production. In addition, its customers generally do not apprise the Company of their future purchasing plans. Improvement in future bookings is still not clearly evident.

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

         (b) Inapplicable

         (c) Inapplicable

         (d) Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

             Exhibit 2.1 The Agreement and Plan of Merger among the Company, Micro BKCA Acquisition Corp. and BKC Semiconductors Incorporated, dated January 21, 1998, was filed with Form 8-K on June 1, 1998 under the same exhibit number and is incorporated herein by this reference.

             Exhibit 27.1 Unaudited Financial Data Schedule for the nine months ended June 28, 1998.

             Exhibit 27.2 Restated Unaudited Financial Data Schedule for the fiscal year ended September 29, 1996, quarters ended December 19, 1996, March 30, 1997, June 29, 1997 and fiscal year ended September 28, 1997.

             Exhibit 27.3 Restated Unaudited Financial Data Schedule for the fiscal year ended October 1, 1995, quarters ended December 31, 1995, March 31, 1996, and June 30, 1996.

         (b) Reports on Form 8-K:

             On June 1, 1998, the completion of the acquisition of BKC Semiconductors Incorporated was reported under Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MICROSEMI CORPORATION



                                           By: /s/  DAVID R. SONKSEN
                                               ---------------------
                                               David R. Sonksen
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer and duly
                                               authorized to sign on behalf of
                                               the Registrant)


DATED:   August 10, 1998

                                 EXHIBIT INDEX

         Exhibit 2.1 The Agreement and Plan of Merger among the Company, Micro BKC Acquisition Corp. and BKC Semiconductors Incorporated, dated January 21, 1998, was filed with Form 8-K on June 1, 1998 under the same exhibit number and is incorporated herein by this reference.

         Exhibit 27.1 Unaudited Financial Data Schedule for the nine months ended June 28, 1998.

         Exhibit 27.2 Restated Unaudited Financial Data Schedule for the fiscal year ended September 29, 1996, quarters ended December 19, 1996, March 30, 1997, June 29, 1997 and fiscal year ended September 28, 1997.

         Exhibit 27.3 Restated Unaudited Financial Data Schedule for the fiscal year ended October 1, 1995, quarters ended December 31, 1995, March 31, 1996, and June 30, 1996.