Form 10-K
period 1998-09-27
MICROSEMI CORP
filed 1998-12-28
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 27, 1998
                                            ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______to______

                        Commission file number # 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                      95-2110371
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

               2830 South Fairview Street, Santa Ana, CA  92704
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (714) 979-8220

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
      -------------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 2, 1998 was approximately $77,974,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed for this purpose to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on December 2, 1998 was 11,326,277.

Documents Incorporated by Reference
-----------------------------------

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 23, 1999. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended September 27, 1998.

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

Microsemi Corporation is a multinational supplier of high-reliability discrete semiconductors, surface mounted assemblies and hi-rel screening and testing services. Microsemi's power conditioning semiconductor products and custom assemblies are employed by the Company's customers in a wide array of space, defense, medical and other applications ranging from telecommunication satellites to heart pacemakers and other medical equipment, computer, automation products and communications equipment.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the information herein which is not historic, is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-K. (See Part I, Item 3; and Part II, Items 5, 7 and 8). Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against ascribing undue weight to forward-looking statements.


PRODUCTS
--------

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

A partial list of additional applications of the Company's products and services includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems.

The Company also manufactures semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in computer systems. The Company currently serves a broad group of customers including Motorola, Lockheed-Martin, Boeing, Hughes, Lucent Technologies and Bosch Telecom.

Microsemi is a leader among the space level semiconductor suppliers for the commercial space market. Commercial space is defined as non government sponsored satellites that are used primarily for telecommunications, data and television broadcast uses.

MARKETING
---------

The Company's marketing strategy has been to concentrate sales efforts in high reliability and specialty markets. These markets require superior product performance and design as well as technical assistance to satisfy demanding customer needs.

The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force directly to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 1998, the Company's domestic sales accounted for 77% of the Company's revenues of which sales representatives and distributors accounted for approximately 35% and 23%, respectively. The Company has direct sales offices in many metropolitan areas including Los Angeles, Long Island, Phoenix, Boston, Santa Ana, Denver, Chicago, West Palm Beach, Minneapolis, Montgomeryville, Pennsylvania, Hong Kong and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 23% of fiscal year 1998 sales.

No one customer accounted for more than 5% of the Company's revenue in fiscal year 1998. However, approximately 30% of the Company's business is to customers whose principal sales are to the U.S. Government.

RESEARCH AND DEVELOPMENT
------------------------

The Company spent approximately $1,532,000, $1,161,000 and $1,020,000 in fiscal years 1998, 1997 and 1996, respectively, for research and development, none of which was customer sponsored.

The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its high reliability and commercial businesses.

MANUFACTURING AND SUPPLIERS
---------------------------

The Company's principal domestic semiconductor manufacturing operations are located in Santa Ana, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments.

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

The Company purchases silicon wafers, glass sleeves, tungsten slugs and lead wires from domestic and foreign suppliers generally on long-term purchase commitments which are cancelable with 30 to 90 day notice. With the exception of glass sleeves for the Santa Ana and Watertown high reliability diode products and glass to metal sealed parts for a portion of the Santa Ana and Scottsdale computer diode and zener diode business, all materials are available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of vendors' inability to supply the parts. The Company believes that it stocks adequate supplies for all materials, based upon backlog, delivery lead time and anticipated new business. In the ordinary course of business, Microsemi Corporation enters into purchase agreements with some of its major customers to supply the Company's products over periods of up to 18 months.

The Company's component testing and screening operations purchase semiconductor dice and assembled components. These parts are available from a number of semiconductor manufacturers.

FOREIGN OPERATIONS
------------------

The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Bombay, India and Hong Kong and is a partner in a joint venture in The People's Republic of China (PRC). No assurance can be made that political and economic factors in such countries will not have material adverse effects on the assets, cash flows and results of operations of the Company.

The Company's Bombay, India facility assembles a commercial zener diode line to compete in the lower-cost commercial and consumer markets. This plant also performs subcontract coil manufacturing.

The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for major commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in the Company's U.S. plants and assembles, tests and finishes the products. The plant is also approved for assembly of certain military specified diodes.

The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Electronics Supply Center (DESC) approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-S-19500 and is also European Space Agency qualified. A trading company at this facility services European customers with products from Microsemi U.S. and Asian locations.

SALES TO FOREIGN CUSTOMERS
--------------------------

Sales to foreign customers represented approximately 23%, 22% and 30% of net sales for the 1998, 1997 and 1996 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including financial or political instability, currency fluctuations, changes in the effective price of goods in local currencies, the effect of trade sanctions, embargoes, or changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally. Changes in tariff structures, exchange rates and other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales.

ORDER BACKLOG
-------------

The Company's consolidated order backlog at September 27, 1998, for delivery within twelve months, was $51,000,000, as compared to $77,100,000 at September 28, 1997. The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders.

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

COMPETITION
-----------

The Company competes primarily in the discrete semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market arena, the Company possesses the major share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Semiconductor, Inc., Fairchild Semiconductor and International Rectifier, which are significantly larger than Microsemi and have greater resources and larger market shares. The Company believes that it is well regarded by its customers in the high reliability area, where competition is dependent less on price and more on product reliability and performance.

CHANGES IN TECHNOLOGY
---------------------

The power semiconductor market is subject to changes in technologies and industry standards. To remain competitive, the Company must continue to devote resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial product and between its high cost and low cost products. There can be no assurance that the Company's competitors will not develop new technologies that are substantially equivalent or superior to the Company's technology.

PROPRIETARY RIGHTS
------------------

The Company generally does not rely on patent protection for any aspect of its technology. The Company believes that patents often provide only narrow protection and require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurance can be made that the Company will be able to maintain the confidentiality of the Company's technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights. There can be no assurance that patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

EMPLOYEES
---------

On September 27, 1998, the Company employed 1,750 persons domestically including 103 in engineering, 1,439 in manufacturing, 98 in marketing and 110 in general management and administration. Additionally, 549 persons were employed in the Company's Hong Kong, Bombay, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

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

ENVIRONMENTAL REGULATION
------------------------

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that formerly might have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be adversely affected by, current or future environmental laws or regulations. (See "Legal Proceedings")

RISKS RELATED TO ACQUISITIONS
------------------------------

The Company's strategy to increase its revenue and the markets it serves has included and may continue to include acquisition of complementary businesses.
In and prior to fiscal year 1998 the Company has consummated acquisitions of businesses and product lines and may continue to make acquisitions. There can be no assurance that the Company will be able to identify, acquire or manage such companies or products or successfully integrate such operations into those of the Company without encountering unanticipated costs, liabilities, obligations, delays or other problems. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company.
There can be no assurance that suitable acquisition candidates will be available or that acquisitions will be obtainable on terms acceptable to the Company.

ITEM 2.   PROPERTIES
          ----------

The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company owns office, engineering and production facilities in Santa Ana, California; Broomfield, Colorado; Garland, Texas; Watertown, Massachusetts; Montgomeryville, Pennsylvania; Riviera Beach, Florida; Ennis, Ireland; Bombay, India; and Hong Kong and leases office, engineering and production facilities in Scottsdale, Arizona and Lawrence, Massachusetts. As described in Note 7 to the Consolidated Financial Statements, the acquisitions of land, buildings and additions in Santa Ana and Broomfield were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In Broomfield, Colorado, the owner of a property located adjacent to the manufacturing facility owned by a subsidiary of the Company filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners will 1) reimburse the Company for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation.



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

                                           HIGH           LOW
                                         --------      ---------
Fiscal Year ended September 27, 1998

1st Quarter                              $ 17 3/4      $ 13 7/8
2nd Quarter                                22            15 1/2
3rd Quarter                                16 1/2         9 9/16
4th Quarter                                11 1/2         6 5/8

                                           HIGH           LOW
                                         --------      ---------
Fiscal Year ended September 28, 1997

1st Quarter                              $ 14 1/8      $  9 5/8
2nd Quarter                                15 1/2        11 1/4
3rd Quarter                                14            11 11/16
4th Quarter                                17 1/2        12 5/8

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

(b)  Approximate Number of Common Equity Security Holders
     ----------------------------------------------------

                                               Approximate Number of
                                                   Record Holders
          Title of Class                      (as of September 27, 1998)
          --------------                      --------------------------
          Common Stock, $.20 Par Value                  492 (1)

          (1) The number of stockholders of record includes the beneficial holders of shares held in "nominee" or "street name", as a unit.

(c)  Dividends
     ---------

The Company has not paid dividends in the last five years and has no current plans to do so.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                              For the five fiscal years in the period ended
                                                           September 27, 1998
                                       ----------------------------------------------------------
                                         1998         1997       1996         1995     1994(1)(2)
                                       ---------   ---------   ---------    --------   ----------
                                               (Amounts in 000's except per share amounts)
Selected Income Statement Data:
------------------------------
Net sales                              $ 164,710   $ 163,234   $ 157,435   $ 133,881   $ 119,230
Gross profit                           $  45,753   $  44,799   $  42,115   $  35,795   $  22,438
Operating expenses                     $  25,294   $  22,280   $  23,164   $  20,279   $  20,579
Net income (loss)                      $  11,322   $  11,051   $   8,100   $   6,053   $  (2,130)
Earnings (loss) per share
Basic                                  $    1.05   $    1.30   $    1.03   $     .79   $    (.28)
Diluted                                $    0.98   $    1.03   $     .80   $     .64   $    (.28)

Weighted average shares outstanding
Basic                                     10,735       8,493       7,828       7,659       7,570
Diluted                                   11,956      11,901      11,772      11,606       7,570

Selected Balance Sheet Data:
---------------------------
Working capital                        $  57,063   $  55,813   $  49,556   $  45,714   $  35,128

Total assets                           $ 145,088   $ 135,194   $ 113,014   $ 103,534   $  97,865

Long-term debt                         $  18,667   $  47,621   $  46,420   $  48,398   $  50,568

Stockholders' equity                   $  87,017   $  41,909   $  29,408   $  21,110   $  14,788


      (1) In 1994, the Company recorded a charge of $9,973,000 to reduce the carrying value of military related inventories and other assets and certain non-military related assets where there had been a permanent reduction in value.

      (2) In 1994, the Company disposed of substantially all of the assets of Omni Technology Corporation, a wholly owned subsidiary of the Company.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

See Part I, Item 1, under "Important Factors Related to Forward-Looking Statements and Associated Risks", and the factors discussed in Part I, Items 1 and 3, and Part II, Item 5.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1998 COMPARED TO THE FISCAL YEAR 1997.
--------------------------------------------------------------------------------

Net sales for fiscal year 1998 increased $1,476,000 to $164,710,000, from $163,234,000 for fiscal year 1997. The total revenues included $16,000,000 generated by GMI, PPC and BKC in fiscal year 1998. Revenues generated by GMI in fiscal year 1997 were $13,500,000. During fiscal year 1998, the demand for commercial space products was lower than in prior years; however, the decrease was partially offset by an increase in other commercial products, and military sales.

Gross profit increased $954,000 to $45,753,000 for the current fiscal year from $44,799,000 for the prior year due to higher sales. As a percentage of sales, gross profit increased to 27.8% for fiscal year 1998 from 27.4% for fiscal year 1997. The increase was primarily due to higher margin from PPC and BKC sales compared to lower margins for GMI sales in fiscal year 1997.

Operating expenses increased $3,014,000 to $25,294,000 for fiscal year 1998 compared to fiscal year 1997. The increase was primarily due to the addition of PPC and BKC, partially offset by the decrease in operating expenses from GMI, which was sold in December 1997.

Interest expense decreased $1,536,000 to $2,148,000 for fiscal year 1998 from $3,684,000 in fiscal year 1997, due to lower borrowings, principally due to the conversions of debentures and notes payable into shares of common stock.

The effective income tax rates of 38% and 40% for fiscal years 1998 and 1997, respectively, were the combined results of taxes computed on foreign and domestic income. The decrease in the fiscal year 1998 effective tax rate was primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1997 COMPARED TO THE FISCAL YEAR 1996.
--------------------------------------------------------------------------------

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

The effective income tax rates of 40% and 42% for the fiscal years 1997 and 1996, respectively, were the combined results of income taxes computed on foreign and domestic income.

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

Microsemi Corporation's operations in the fiscal year 1998 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its credit line with a bank through September 1999. Under the current line of credit, the Company can borrow up to $15,000,000. As of September 27, 1998, $5,950,000 was borrowed under this credit facility. At September 27, 1998, the Company had $9,610,000 in cash and cash equivalents.

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

The Company's 5.875% Convertible Subordinated Debentures, which were due in 2012, required semiannual interest payments of approximately $977,000. The Debentures were callable at 100% of face value and were convertible at the option of the holder into Common Stock at a conversion price of $13.55. On February 12, 1998, $33,236,000 in outstanding debentures were converted into 2,452,829 shares of Common Stock and $25,000 was redeemed in cash at par. (See
Note 7 of Notes to Consolidated Financial Statements).

In December 1997, the Company sold General Microcircuits, Inc. (GMI), a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 note receivable. Microsemi did not realize any material gain or loss from this transaction.

In January 1998, the Company announced that it had made an equity investment of $1,000,000 in Xemod, Inc. Xemod, Inc. was founded in 1994 and is headquartered in Sunnyvale, California. It designs, manufactures and markets power amplifier semiconductor components targeted at the cellular and wireless communication markets.

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

In August 1998, the Company's Board of Directors authorized management to repurchase up to 1,500,000 shares of its outstanding common stock. Microsemi repurchased 114,037 shares for $840,000 in September 1998.

The Company has no other significant capital commitments.

YEAR 2000
---------

Microsemi has made and will continue to make certain investments in its equipment and business system and application software to ensure the Company is year 2000 ("Y2K") compliant.

The Company has established a global Y2K team as well as local site teams to address the issues and to ensure that all aspects of its business will be Y2K compliant. These teams are studying business system software and hardware, equipment and software used in the manufacturing of product, facilities, telecommunications and internal network. The global and the local site teams consist of management as well as operational and information technology staff members. The global Y2K team was formed to address company-wide Y2K issues, such as overall project integration and management, project schedules and report to management. Local site teams address research and remediation for site-specific equipment, facilities, customers, suppliers and other business partners. The teams' responsibilities include the following functional areas:
(1) factory equipment and facilities, (2) business system software, (3) desktop computers, telecommunications system and network hardware and software systems, and (4) customers, suppliers, and business partners.

Factory equipment includes automated test equipment and test data collection systems. The high reliability nature of the Company's products calls for test, test data collection and data retention. This need is generally called for in product performance specifications, such as mil PF 19500. Microsemi is taking an inventory of factory and facility equipment to determine their Y2K readiness. The Company estimates this inventory will be finished and a compliance plan will be presented to management by March 31, 1999. A contingency plan will be presented to management by June 30, 1999.

The initial study of the impact of the internal information system (business system software) has been completed and non-compliant items have been identified. Approximately 30% of the Company's business software is Y2K compliant. The Company is in the process of installing Y2K compliant software for the remainder of the Company. The Company is planning to complete the installation of Y2K compliant business system software at its five largest units by August 1999 and the remaining small units by December 1999. The Company is planning to develop a contingency plan by August 1999.

Networking and telecommunication hardware and software are Y2K compliant. The Company is taking an inventory and assessing Y2K compliance of desktop computers. This project should be completed by March 31, 1999. The Company anticipates that non-compliant equipment will be upgraded or replaced by June 30, 1999.

The Company is currently engaged in surveying customers, suppliers, service providers and business partners, including banks and other financial institutions to determine whether they are Y2K compliant. The survey is not yet complete and, accordingly, Microsemi is unable to evaluate the extent to which such entities may be Y2K compliant and the effect that any non-compliance might have. The Company anticipates cooperation in these efforts from its customers, suppliers, service providers and business partners; however, the Company has no control and no assurance of their cooperation as well as their Y2K readiness. Microsemi is expecting to have a contingency plan for non Y2K compliance of its customers, suppliers, service providers and business partners by June 1999.

The activities of the Company's Y2K project teams include the development of contingency plans in the event the Company and/or its related third parties have not completed all remediation programs by December 1999. Due to the complexity of the Y2K issues, there can be no assurance that such plans will be sufficient to address all internal and external failures or that unresolved or undetected Y2K issues will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The contingency plans, even if successful and effective, may result in loss of efficiencies, increased costs, and other adverse effects on the Company's business and operations.

The Company estimates that the expenses to date for the Y2K project have been approximately $750,000. Completion of the project is expected to require an additional expenditure of $750,000 by December 1999.

Microsemi believes that its Y2K project teams will identify all of the Company's material Y2K issues in the course of their assessments. However, given the pervasiveness of Y2K issues and the complexity of and interrelationships among Y2K issues, both internal and external, there can be no assurance that Microsemi will be able to identify and accurately evaluate all such issues. Identification of these issues is crucial to an effective remediation plan. In the process of compiling an inventory of and developing the remediation plan for Y2K issues, the Company may discover material undetected or unanticipated Y2K issues that will require substantial time and significant expense to address and that certain known issues may take longer and may be more costly to remedy. Further, any delayed or unsuccessful remediation of Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing international operations, errors in accounting, and such indirect adverse effects as claims by third parties against the Company that may relate thereto. In addition, if Y2K problems experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Disruption in and throughout the global economy resulting from Y2K issues may have a chain reaction and could also have materially adverse affects on the Company. The Company believes that such disruption is especially likely is foreign countries, including those of Europe and Asia, whose Y2K compliance programs are believed to trail those in the United States. However, no assurance is given as to Y2K readiness in the United States, whose technological infrastructure is especially complex and interrelated. The occurrence of any of the aforementioned or other the risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including but not limited to such effects on the Company's foreign operations. In addition, insurance coverage for the risks described above may be unavailable or available only at prohibitive costs, and the Company may be responsible itself for all of the potential adverse financial effects thereof.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

             Microsemi Corporation - Index to Financial Statements
             -----------------------------------------------------


 1.   Consolidated Financial Statements                                   Page
      ---------------------------------                                   ----

      Report of Independent Accountants                                     15

      Consolidated Balance Sheets at September 27, 1998
       and September 28, 1997                                               16

      Consolidated Income Statements for each of the three fiscal years
       in the period ended September 27, 1998                               17

      Consolidated Statements of Stockholders' Equity for each of the
       three fiscal years in the period ended September 27, 1998            18

      Consolidated Statements of Cash Flows for each of the three
       fiscal years in the period ended September 27, 1998                  19

      Notes to Consolidated Financial Statements                            20

 2.   Financial Statement Schedule
      ----------------------------

      Schedule for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996.

      Schedule
      --------

      II - Valuation and Qualifying Accounts                                35

      Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Microsemi Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries (the "Company") at September 27, 1998 and September 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Costa Mesa, California
November 16, 1998

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (amounts in 000's)

                                                         September 27,   September 28,
                                                             1998             1997
                                                         -------------   -------------
ASSETS

Current assets
  Cash and cash equivalents                                 $  9,610        $  6,145
  Accounts receivable, less allowance for doubtful
    accounts of $2,457 in 1998 and $2,665 in 1997             23,094          25,093
  Inventories                                                 54,433          53,248
  Deferred income taxes                                        6,049           8,160
  Other current assets                                         1,319           4,363
                                                            --------        --------
  Total current assets                                        94,505          97,009
                                                            --------        --------
Property and equipment, net                                   35,554          34,871
                                                            --------        --------
Other assets                                                  15,029           3,314
                                                            --------        --------
TOTAL ASSETS                                                $145,088        $135,194
                                                            ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks and others                         $  6,172        $  4,633
  Current maturities of long-term debt                         4,339           3,574
  Accounts payable                                             6,656          11,304
  Accrued liabilities                                         14,401          15,942
  Income taxes payable                                         5,874           5,743
                                                            --------        --------
  Total current liabilities                                   37,442          41,196
                                                            --------        --------
Deferred income taxes                                              -           2,544
                                                            --------        --------
Long-term debt                                                18,667          47,621
                                                            --------        --------
Other long-term liabilities                                    1,962           1,924
                                                            --------        --------
Commitments and contingencies

Stockholders' equity
  Common stock, $.20 par value; authorized 20,000 shares;
    issued 11,666 in 1998 and 8,736 in 1997                    2,333           1,747
  Capital in excess of par value of common stock              49,896          16,197
  Cumulative translation adjustment                             (946)           (777)
  Retained earnings                                           35,734          24,742
                                                            --------        --------
  Total stockholders' equity                                  87,017          41,909
                                                            --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $145,088        $135,194
                                                            ========        ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (amounts in 000's, except earnings per share)

   For each of the three fiscal years in the period ended September 27, 1998

                                                     1998      1997      1996
                                                   --------  --------  --------
Net sales                                          $164,710  $163,234  $157,435
Cost of sales                                       118,957   118,435   115,320
                                                   --------  --------  --------
    Gross profit                                     45,753    44,799    42,115
                                                   --------  --------  --------
Operating expenses
  Selling                                            10,939     9,226     9,027
  General and administrative                         13,843    12,833    13,916
  Amortization of goodwill and intangible assets        512       221       221
                                                   --------  --------  --------
    Total operating expenses                         25,294    22,280    23,164
                                                   --------  --------  --------
Income from operations                               20,459    22,519    18,951
                                                   --------  --------  --------
Other expenses
  Interest expense                                   (2,148)   (3,684)   (4,440)
  Other                                                 (50)     (329)     (545)
                                                   --------  --------  --------
    Total other expenses                             (2,198)   (4,013)   (4,985)
                                                   --------  --------  --------
Income before income taxes                           18,261    18,506    13,966
Provision for income taxes                            6,939     7,455     5,866
                                                   --------  --------  --------
Net income                                         $ 11,322  $ 11,051  $  8,100
                                                   ========  ========  ========
Basic earnings per share                           $   1.05  $   1.30  $   1.03
                                                   ========  ========  ========
Diluted earnings per share                         $   0.98  $   1.03  $   0.80
                                                   ========  ========  ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (amounts in 000's)

   For each of the three fiscal years in the period ended September 27, 1998

                                              Common Stock
                                     ------------------------------
                                                        Capital in
                                                         excess of   Cumulative
                                                       par value of  Translation  Retained
                                     Shares   Amount   common stock  Adjustment   earnings    Total
                                     ------   ------   ------------  -----------  --------   -------
Balance at October 1, 1995            7,789   $1,558     $14,644        $(683)    $ 5,591    $21,110

  Net Income                              -        -           -            -       8,100      8,100
  Exercise of employee stock
    Options                              66       13         162            -           -        175
  Conversion of debt (Note 7)            53       11          89            -           -        100
  Cumulative translation
    adjustment                            -        -           -          (77)          -        (77)
                                     ------   ------     -------        -----     -------    -------

Balance at September 29, 1996         7,908    1,582      14,895         (760)     13,691     29,408

  Net income                              -        -           -            -      11,051     11,051
  Exercise of employee stock
    Options                             228       45         442            -           -        487
  Treasury stock repurchased
    and Canceled                        (15)      (3)       (187)           -           -       (190)
  Conversion of debt (Note 7)           615      123       1,047            -           -      1,170
  Cumulative translation
    adjustment                            -        -           -          (17)          -        (17)
                                     ------   ------     -------        -----     -------    -------

Balance at September 28, 1997         8,736    1,747      16,197         (777)     24,742     41,909
  Net Income                              -        -           -            -      11,322     11,322
  Exercise of employee stock
    Options                             191       38         519            -           -        557
  Treasury stock repurchased
    and canceled                       (114)     (22)       (488)           -        (330)      (840)
  Conversion of debt (Note 7)         2,853      570      33,668            -                 34,238
  Cumulative translation
    adjustment                            -        -           -         (169)          -       (169)
                                     ------   ------     -------        -----     -------    -------

Balance at September 27, 1998        11,666   $2,333     $49,896        $(946)    $35,734    $87,017
                                     ======   ======     =======        =====     =======    =======

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (amounts in 000's)
   For each of the three fiscal years in the period ended September 27, 1998

                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities
Net income                                                    $ 11,322   $ 11,051   $ 8,100
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                5,281      4,257     3,861
    Allowance for doubtful accounts                               (182)       506       141
    Loss on disposition and retirement of assets                    93          9       254
    Deferred income taxes                                         (212)      (712)   (1,440)
    Change in assets and liabilities, net of
         acquisitions and disposition:
      Accounts receivable                                           72       (215)   (4,690)
      Inventories                                               (3,656)    (1,719)   (3,998)
      Other current assets                                       2,662     (3,098)    3,173
      Other assets                                               1,301        786    (1,131)
      Accounts payable                                          (3,210)     2,853     1,239
      Accrued liabilities                                         (915)       820     1,864
      Income taxes payable                                          13      1,049       678
                                                              --------   --------   -------
         Net cash provided by operating activities              12,569     15,587     8,051
                                                              --------   --------   -------
Cash flows from investing activities
Capital expenditures                                            (5,905)    (6,052)   (5,933)
Proceeds from sale of assets and disposition                     5,029          -       380
Payments for acquisitions, net of cash acquired                (13,740)    (5,201)        -
Investment in an unconsolidated affiliate                       (1,000)         -         -
                                                              --------   --------   -------
         Net cash used in investing activities                 (15,616)   (11,253)   (5,553)
                                                              --------   --------   -------
Cash flows from financing activities
Increase (decrease) in notes payable to banks and others           (66)        81        (9)
Proceeds from long-term debt                                    10,000          -        17
Payments on long-term debt                                      (3,848)    (2,571)   (2,598)
Increase (decrease) in other long-term liabilities                  38        (38)       88
Exercise of employee stock options, net of treasury
  stock repurchased                                                557        297       175
                                                              --------   --------   -------
         Net cash provided by (used in) financing activities     6,681     (2,231)   (2,327)
                                                              --------   --------   -------
Effect of exchange rate changes on cash                           (169)       (17)      (77)
                                                              --------   --------   -------
Net increase in cash and cash equivalents                        3,465      2,086        94
Cash and cash equivalents at beginning of year                   6,145      4,059     3,965
                                                              --------   --------   -------
Cash and cash equivalents at end of year                      $  9,610   $  6,145   $ 4,059
                                                              ========   ========   =======

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

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. Each of the three fiscal years in the period ended September 27, 1998 consisted of fifty-two weeks.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Microsemi Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method except for cost of inventories at the Scottsdale, Arizona subsidiary, which cost is determined using the last-in, first-out method (see Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition (goodwill), are amortized on a straight-line basis over periods not exceeding ten years. It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated future undiscounted net operating cash flows from the use of assets are less than their carrying values.

Investments
-----------

The Company's investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Income Taxes
------------

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally requires consideration of all expected future events, including enactment of changes in tax laws or rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Accounting for Stock-Based Compensation
---------------------------------------

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS
123) have been included in Note 8.

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and requires the presentation of basic and diluted earnings per share (EPS). The company adopted this statement in the first quarter of fiscal year 1998 and has restated the EPS for the prior year periods presented, as required.

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods and based upon the assumption that the convertible subordinated debentures had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

Earnings per share for the three fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996 were calculated as follows:

                                                             Fiscal Year Ended
                                                        ---------------------------
                                                          1998      1997      1996
                                                        -------   -------   -------
                                                            (amounts in 000's,
                                                          except per share data)
BASIC

  Net income                                            $11,322   $11,051   $ 8,100
                                                        =======   =======   =======
  Weighted-average common shares outstanding             10,735     8,493     7,828
                                                        =======   =======   =======
  Basic earnings per share                              $  1.05   $  1.30   $  1.03
                                                        =======   =======   =======
DILUTED

  Net income                                            $11,322   $11,051   $ 8,100
  Interest savings from assumed conversions of
    Convertible debt, net of income taxes                   383     1,244     1,297
                                                        -------   -------   -------
  Net income assuming conversions                       $11,705   $12,295   $ 9,397
                                                        =======   =======   =======
  Weighted-average common shares outstanding for basic   10,735     8,493     7,828
  Dilutive effect of stock options                          235       387       427
  Dilutive effect of convertible debt                       986     3,021     3,517
                                                        -------   -------   -------

   Weighted-average common shares outstanding on a
       Diluted basis                                     11,956    11,901    11,772
                                                        -------   -------   -------

   Diluted earnings per share                           $  0.98   $  1.03   $  0.80
                                                        =======   =======   =======

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

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of the Company's long term debt approximates fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade receivables. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 23%, 22% and 30% of net sales for fiscal years 1998, 1997 and 1996, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal year 1997 and 1996 balances to conform with the fiscal year 1998 presentation.

2.  INVENTORIES

Inventories used in the computation of cost of goods sold were:

                                  September 27,   September 28,   September 29,
                                      1998            1997            1996
                                  -------------   -------------   -------------
                                                (amounts in 000's)

Raw materials                        $14,759          $15,954        $14,310
Work in process                       18,282           23,774         19,493
Finished goods                        21,392           13,520         13,476
                                     -------          -------        -------
                                     $54,433          $53,248        $47,279
                                     =======          =======        =======

Inventories in the amount of $8,312,000 at Microsemi Scottsdale are stated at cost under the last-in, first-out (LIFO) method. Had the first-in, first-out method been used, total inventories would have been approximately $615,000 lower at September 27, 1998 and $27,000 and $50,000 higher at September 28, 1997 and September 29, 1996, respectively. The LIFO valuation method had the effect of decreasing gross profit by $642,000 in fiscal year 1998 and increasing gross profit by $23,000, and $50,000 in fiscal years 1997 and 1996, respectively.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                 September 27,   September 28,
                                  Asset Life         1998            1997
                                 -------------   -------------   -------------
Buildings                          20-40 years      $ 17,896       $ 17,400
Property and equipment              3-10 years        48,160         38,758
Furniture and fixtures              5-10 years         1,044            965
Leasehold improvements           Life of lease         2,713          1,868
                                                    --------       --------
                                                      69,813         58,991
Accumulated depreciation                             (42,113)       (35,614)
Land                                                   5,004          5,004
Construction in progress                               2,850          6,490
                                                    --------       --------
                                                    $ 35,554       $ 34,871
                                                    ========       ========

Depreciation expense was $4,765,000, $4,036,000 and $3,640,000 in fiscal years 1998, 1997 and 1996, respectively.

At September 27, 1998, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and building of the Microsemi Colorado subsidiary were pledged to the City of Broomfield, Colorado under the provisions
of the loan agreement with the Colorado Industrial Development Authority.   The
land and buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement. The building and land in Riviera Beach, Florida are pledged to the former owner under the provisions of the related acquisition agreement.

4.  OTHER ASSETS

Other assets consisted of the following:

                                                   September 27,   September 28,
                                                       1998            1997
                                                   -------------   -------------
                                                        (amounts in 000's)
Investments in unconsolidated affiliates               $ 1,878          $  962
Deferred financing expenses, net                           375           1,106
Cash surrender value of life insurance                     443             418
Goodwill and other intangible assets, net                9,729             183
Notes receivable                                         2,320             282
Others                                                     284             363
                                                       -------          ------
                                                       $15,029          $3,314
                                                       =======          ======

Accumulated amortization for deferred financing expenses, goodwill and other intangible assets amounted to $2,752,000 and $2,733,000 as of September 27, 1998 and September 28, 1997, respectively. Amortization expense for fiscal years 1998, 1997 and 1996 was $516,000, $221,000 and $221,000, respectively.

5.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                   September 27,   September 28,
                                                       1998            1997
                                                   -------------   -------------
                                                        (amounts in 000's)
Accrued payroll, profit sharing, benefits and
  related taxes                                       $ 8,018         $ 9,016
Accrued interest                                        2,314           2,641
Other accrued expenses                                  4,069           4,285
                                                      -------         -------
                                                      $14,401         $15,942
                                                      =======         =======

6.  INCOME TAXES

Pretax income from continuing operations was taxed under the following jurisdictions:

                                                      For each of the three
                                                   fiscal years in the period
                                                    ended September 27, 1998
                                                   ---------------------------
                                                     1998      1997      1996
                                                   -------   -------   -------
                                                        (amounts in 000's)
Domestic                                           $14,010   $15,929   $11,255
Foreign                                              4,251     2,577     2,711
                                                   -------   -------   -------
Total                                              $18,261   $18,506   $13,966
                                                   =======   =======   =======

The provision for income taxes consisted of the following components:

                                                     For each of the three
                                                   fiscal years in the period
                                                    ended September 27, 1998
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------   -------
                                                       (amounts in 000's)
Current
  Federal                                          $4,320    $6,525   $ 5,414
  State                                               918     1,332     1,314
  Foreign                                             490       310       578
Deferred                                            1,211      (712)   (1,440)
                                                   ------    ------   -------
                                                   $6,939    $7,455   $ 5,866
                                                   ======    ======   =======

Deferred tax assets (liabilities) comprise the following:

                                                                      September 27,   September 28,
                                                                          1998            1997
                                                                      -------------   -------------
                                                                           (amounts in 000's)
Accounts receivable                                                      $ 1,384         $ 1,142
Inventories                                                                  418             342
Other assets                                                               1,434           1,347
Fixed asset bases                                                          1,007             477
Accrued employee benefit expenses                                          2,417           2,581
Accrued other expenses                                                     2,140           2,230
Loss and credit carryforwards                                                  -             350
                                                                         -------         -------
Gross deferred tax assets                                                  8,800           8,469
                                                                         -------         -------
Deferred tax asset valuation allowance                                         -            (350)
                                                                         -------         -------
Inventory bases                                                             (753)           (763)
Depreciation                                                              (1,998)         (1,740)
                                                                         -------         -------
Gross deferred tax liabilities                                            (2,751)         (2,503)
                                                                         -------         -------
                                                                         $ 6,049         $ 5,616
                                                                         =======         =======

The decrease in the valuation allowance during fiscal 1998 primarily relates to the disposition of subsidiaries with purchased net operating loss carryforwards.

The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                                     For each of the three
                                                   fiscal years in the period
                                                    ended September 27, 1998
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
                                                       (amounts in 000's)
Tax computed at statutory rate                     $6,392    $6,477   $4,748
State taxes, net of federal benefit                   916       850      787
Foreign income taxed at different rates              (997)      339      314
Goodwill                                              115         -        -
Non-deductible interest                               310         -        -
Other differences, net                                203      (211)      17
                                                   ------    ------   ------
                                                   $6,939    $7,455   $5,866
                                                   ======    ======   ======

No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 1998, the undistributed earnings aggregated approximately $19,362,000.

7.   DEBT

     Long-term debt consisted of:

                                                             September 27,   September 28,
                                                                 1998            1997
                                                             -------------   -------------
                                                                   (amounts in 000's)

Industrial Development Bond-bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                     $ 2,305         $ 2,520

Industrial Development Bond-bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                  4,300           5,350

Convertible Subordinated Debentures-bearing interest at
   5.875%, due 2012                                                   -          33,261

Convertible Subordinated Notes-bearing interest at 10%, due
   1999                                                               -             750

Note payable-bearing interest at 5.93%, payable monthly
   through July 2002                                              2,070           2,700

Notes payable (PPC Acquisition)-bearing interest at 7%,
   payable monthly through September 2009                         2,092           2,370

Notes payable to a bank-bearing interest at the bank's prime rate (8.5% at September 27, 1998), payable in monthly
   installments through July 2003                                 9,667               -

Notes payable-bearing interest at ranges of 5 - 9.75%, due
   between October 1998 and September 2009                        2,572           4,244
                                                                -------         -------
                                                                 23,006          51,195
Less current portion                                             (4,339)         (3,574)
                                                                -------         -------
                                                                $18,667         $47,621
                                                                =======         =======

Long-term debt maturities, including the current portion, during the next five years are as follows (amounts in 000's):

                        1999               $ 4,339
                        2000                 5,404
                        2001                 3,204
                        2002                 3,050
                        2003                 1,848
                        Thereafter           5,161
                                           -------
                                           $23,006
                                           =======

A $2,305,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $230,000 in 1999 and $2,075,000 in 2000.

A $4,300,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana for the construction of improvements and new facilities at the Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. A principal payment of $1,050,000 was made in February 1998. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 27, 1998.

In February 1987, the Company sold $40,250,000 of 5.875% convertible subordinated debentures due 2012. The debentures were convertible into common stock at $13.55 per share. At March 1, 1997 they were redeemable at 100% of par plus accrued interest. Deferred debt issuance costs of $1,128,000 were included in other assets and were amortized over the life of the debentures on a straight-line basis. In fiscal years 1987, 1988, 1989 and 1991, the Company repurchased at market prices a total of $6,969,000 in principal amount of these debentures. In February 1998, $33,236,000 in principal amount was converted, at the discretion of the holders, into 2,452,829 shares of common stock and the remaining $25,000 was redeemed in cash, at par. Accrued interest of $884,000 and unamortized debt issuance costs of $632,000 associated with these debentures were recorded to additional paid-in capital upon conversion of the debentures to common stock.

In June 1992, the Company issued $2,000,000 of 10% Convertible Subordinated Notes, due in 1999, to an officer and two existing shareholders to finance a portion of an acquisition completed in fiscal year 1992. $750,000, $1,150,000 and $100,000 of these notes were converted, at $1.875 per share, into 400,000, 613,331 and 53,333 shares of common stock in fiscal years 1998, 1997 and 1996, respectively.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $2,070,000 of this loan remained outstanding at September 27, 1998.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $2,092,000 of these notes remained outstanding at September 27, 1998

In June 1998, the Company finalized an amendment to its existing bank credit facility which added a $10,000,000 term loan ($9,667,000 was outstanding at September 27, 1998), used by Microsemi to finance a portion of the BKC acquisition. The terms of the term loan require monthly principal payments of $167,000 plus interest at the bank's prime rate from August 1998 through July 2003 and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this term loan at 1.5% per annum plus the LIBOR rate. The terms of the loan also contain provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 27, 1998.

The Company maintains a revolving credit facility with domestic banks which continues according to its terms through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line bears interest at the bank's prime rate and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this credit line at 1.5% per annum plus the LIBOR rate. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 27, 1998. As of September 27, 1998, $5,950,000 was borrowed under this credit facility.

Notes payable to banks and others at September 27, 1998 included a note payable to the former owner of the Bombay, India facility for $40,000, ($47,000 at September 28, 1997) and $182,000 ($209,000 at September 28, 1997) due to a
financial institution in Ireland under an accounts receivable discounting agreement.

8.   STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options
-------------

Under the terms of an incentive stock option plan adopted in fiscal year 1982 and amended in fiscal year 1985, nontransferable options to purchase common stock may be granted to certain key employees. The Company reserved 750,000 shares for issuance under the terms of the plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

In December 1986, the Board of Directors adopted another incentive stock option plan (The 1987 Plan) which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 28, 1997, the Company only granted options under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

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

Activity and price information regarding the plans are as follows:

                                                               Stock Options
                                                             ------------------
                                                                        Average
                                                              Shares     Price
                                                             --------   -------
Outstanding October 1, 1995                                   716,273    $ 3.12
                                                             ========

  Granted                                                     146,300    $ 9.93
  Exercised                                                   (66,008)   $ 2.81
  Expired or canceled                                         (56,050)   $ 3.12
                                                             --------

Outstanding September 29, 1996                                740,515    $ 4.48
                                                             ========

  Granted                                                     191,300    $11.45
  Exercised                                                  (227,551)   $ 1.97
                                                             --------

Outstanding September 28, 1997                                704,264    $ 7.12
                                                             ========

  Granted                                                     189,500    $15.84
  Exercised                                                  (191,669)     4.31
  Expired or canceled                                         (64,705)   $10.05
                                                             --------

Outstanding September 27, 1998                                637,390    $10.44
                                                             ========

Stock options exercisable were 263,590, 308,164, and 421,590 at September, 27, 1998, September 28, 1997 and September 29, 1996, respectively, at weighted average exercise prices of $7.24, $4.34 and $2.56, respectively. Remaining shares available for grant at September 27, 1998, September 28, 1997 and September 29, 1996 under the plans were 308,000, 262,000 and 244,000, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at September 27, 1998, as required by SFAS 123:

                                    Options Outstanding     Options Exercisable
                                   ---------------------    -------------------
                                                                       Weighted
                                     Weighted Average                  Average
    Range of                       Exercise    Remaining               Exercise
 Exercise Prices        Shares      Price        Life        Shares     Price
-----------------      --------    --------    ---------    --------   --------
 $  1.00 - $ 3.88        49,525     $ 2.64     3.3 years      49,525    $ 2.64
 $  4.44 - $ 5.00       125,587     $ 4.77     6.0 years     100,862    $ 4.81
 $  9.81 - $13.88       286,278     $10.86     7.7 years      98,703    $10.57
 $15.875 - $17.25       176,000     $16.01     9.1 years      14,500    $17.14
                        -------                              -------
                        637,390                              263,590
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

                                                   September 27,   September 28,
                                                       1998            1997
                                                   -------------   -------------
                                                        (amounts in 000's)
Net income
    As reported                                        11,322           11,051
    Pro forma                                          10,404           10,577

Basic earnings per share
    As reported                                        $ 1.05           $ 1.30
    Pro forma                                          $  .97           $ 1.25

Diluted earnings per share
    As reported                                        $  .98           $ 1.03
    Pro forma                                          $  .90           $  .98

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1998         1997
                                                     ----------   ----------
Risk free interest rates                                 5.55%        5.98%
Expected dividend yield                                   none         none
Expected lives                                         5 years      5 years
Expected volatility                                      76.4%        66.6%

The weighted average grant date fair values of options granted during fiscal years 1998 and 1997 were $15.84 and $11.45, respectively.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $2,509,000, $3,070,000 and $2,557,000 in fiscal years 1998, 1997 and 1996, respectively.

401(k) Plan
-----------

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed $1,005,000, $899,000 and $821,000 to this plan during fiscal years 1998, 1997 and 1996, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994, the Company adopted a supplemental retirement plan which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at September 27, 1998 and September 28, 1997 was $1,400,000 and $1,471,000, respectively, related to the Company's estimated liability under the plan.

9.   COMMITMENTS AND CONTINGENCIES

The Company occupies premises under operating lease agreements expiring through 2009. Aggregate future minimum rental payments under these leases are (amounts in 000's):

                            1999             $  872
                            2000                843
                            2001                679
                            2002                660
                            2003                620
                            Thereafter        2,258
                                             ------
                                             $5,932
                                             ======

Rental expense charged to income was $411,000 in fiscal year 1998, $661,000 in fiscal year 1997, and $1,058,000 in fiscal year 1996. The aforementioned amounts are net of sublease income amounting to $557,000, $272,000 and $146,000 in fiscal years 1998, 1997 and 1996, respectively.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners will 1) reimburse the Company for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and
3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  ACQUISITION AND DISPOSITION

On May 15, 1998, the Company acquired BKC Semiconductors, Incorporated (BKC), located in Lawrence, Massachusetts, for approximately $13,740,000 in cash plus existing indebtedness of BKC of approximately $3,359,000. Microsemi financed this acquisition with cash on hand and advances under its existing credit facilities, as amended. BKC was a publicly held company, which manufactured discrete semiconductors with sales of approximately $11,000,000 for the fiscal year ended September 28, 1997. The acquisition was accounted for under the purchase method. The allocation of the purchase price to the assets and liabilities of BKC was based upon the Company's estimates of the relative values of the assets acquired and liabilities assumed. The Company recorded $9,839,000 of goodwill related to this acquisition. The Company's consolidated results of operations for the fiscal year ended September 27, 1998 included the operations of BKC since the date of acquisition.

On December 31, 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 note receivable. Microsemi did not realize any material gain or loss from this transaction.

11.  NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". These standards, which are effective for the Company's fiscal year 1999, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

12.  GEOGRAPHIC AREAS

The following table presents sales, income from operations and identifiable assets and liabilities by geographic areas for fiscal years 1998, 1997 and 1996:

                            SALES TO
                          UNAFFILIATED   INCOME FROM
   GEOGRAPHIC AREAS        CUSTOMERS     OPERATIONS      ASSETS     LIABILITIES
----------------------    ------------   -----------   ----------   -----------
                              (amounts in 000's)
1998:

    UNITED STATES           $145,242       $17,210      $131,663      $55,248
    EUROPE                    15,350         1,621         5,982        1,628
    ASIA                       4,118         1,628         7,443        1,195
                            --------       -------      --------      -------

        TOTAL               $164,710       $20,459      $145,088      $58,071
                            ========       =======      ========      =======

1997:

    UNITED STATES           $147,094       $20,327      $123,293      $90,546
    EUROPE                    13,885         1,983         5,148        1,750
    ASIA                       2,255           209         6,753          989
                            --------       -------      --------      -------

        TOTAL               $163,234       $22,519      $135,194      $93,285
                            ========       =======      ========      =======

1996:

    UNITED STATES           $142,269       $16,319      $ 99,555      $80,377
    EUROPE                    13,729         1,460         6,070        2,025
    ASIA                       1,437         1,172         7,389        1,204
                            --------       -------      --------      -------

        TOTAL               $157,435       $18,951      $113,014      $83,606
                            ========       =======      ========      =======

13.  STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

                                                         For the three fiscal
                                                         years in the period
                                                       ended September 27, 1998
                                                       -------------------------
Supplementary information:                               1998     1997     1996
                                                       -------   -------  ------
                                                           (amounts in 000's)
Cash paid during the year for:
  Interest                                             $ 1,858   $ 3,446  $3,745
                                                       =======   =======  ======
  Income taxes                                         $ 7,619   $ 6,707  $6,330
                                                       =======   =======  ======
Non-cash financing and investing activities:
  Conversion of subordinated debt into 2,852,829,
    614,807 and 53,333 shares of common stock in
    fiscal years 1998, 1997 and 1996, respectively
    (Note 7)                                           $33,986   $ 1,170  $  100
                                                       =======   =======  ======
  Stock options:
    Exercises                                          $   899   $   487  $    -
    Stock surrendered in lieu of cash                     (342)     (190)      -
                                                       -------   -------  ------
    Net cash received                                  $   557   $   297  $    -
                                                       =======   =======  ======
  Businesses acquired in purchase transactions
   (Note 10):
    Fair values of assets acquired                     $ 7,260   $ 8,789  $    -
    Goodwill                                             9,839         -       -
    Less debt issued and liabilities assumed            (3,359)   (3,588)      -
                                                       -------   -------  ------
    Cash paid for acquisition                          $13,740   $ 5,201  $    -
                                                       =======   =======  ======
Equipment purchased through issuance of long
  term debt:                                           $     -   $ 3,821  $    -
                                                       =======   =======  ======

14.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to cost of sales and expenses were $1,532,000, $1,161,000 and $1,020,000, for the fiscal years 1998, 1997 and 1996, respectively.

15.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows:

                                       Quarters ended in fiscal year 1998
                                ------------------------------------------------
                                  (amounts in 000's, except earnings per share)
                                December 28,  March 29,  June 28,  September 27,
                                    1997        1998       1998        1998
                                ------------  ---------  --------  -------------
Net sales                          $44,052     $41,194    $39,291     $40,173

Gross profit                       $12,019     $11,681    $10,874     $11,179

Net income                         $ 3,092     $ 3,416    $ 2,347     $ 2,467

Basic earnings per share           $  0.35     $  0.33    $  0.20     $  0.21

Diluted earnings per share         $  0.28     $  0.29    $  0.20     $  0.21

                                       Quarters ended in fiscal year 1997
                                ------------------------------------------------
                                  (amounts in 000's, except earnings per share)
                                December 29,  March 30,  June 29,  September 28,
                                    1996        1997       1997        1997
                                ------------  ---------  --------  -------------
Net sales                          $35,759     $40,657    $42,648     $44,170

Gross profit                       $ 9,744     $11,042    $11,685     $12,328

Net income                         $ 1,889     $ 2,395    $ 3,027     $ 3,740

Basic earnings per share           $  0.24     $  0.28    $  0.35     $  0.43

Diluted earnings per share         $  0.19     $  0.23    $  0.28     $  0.34

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (amounts in 000's)

Column A                              Column B    Column C    Column D      Column E      Column F
--------                             ----------  ----------  ----------  --------------  ----------
                                     Balance at  Charged to   Charged      Deductions-     Balance
                                     beginning   costs and    to other   recoveries and   at end of
Classification                       of period    expenses    accounts     write-offs      period
--------------                       ----------  ----------  ----------  --------------  -----------
September 27, 1998
------------------

Allowance for doubtful accounts and
   reserve for returns                 $2,665       $           $             $208         $2,457
                                       ======       ====        ====          ====         ======
Reserve for investments in and
   advances to unconsolidated
   affiliates                          $1,297       $           $             $            $1,297
                                       ======       ====        ====          ====         ======
September 28, 1997
------------------

Allowance for doubtful accounts and
   reserve for returns                 $2,159       $506        $  -          $  -         $2,665
                                       ======       ====        ====          ====         ======
Reserve for investments in and
   advances to unconsolidated
   affiliates                          $  537       $760        $  -          $  -         $1,297
                                       ======       ====        ====          ====         ======
September 29, 1996
------------------

Allowance for doubtful accounts and
   reserve for returns                 $2,018       $ 91        $  -          $ 50         $2,159
                                       ======       ====        ====          ====         ======
Reserve for investments in and
   advances to unconsolidated
   affiliates                          $  237       $300        $  -          $  -         $  537
                                       ======       ====        ====          ====         ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                   PART III
                                   --------

Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended September 27, 1998. The information required by those items is set forth in that certain proxy statement and such information is incorporated by reference in this Form 10-K.

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


                                    MICROSEMI CORPORATION


                                    By  /s/ DAVID R. SONKSEN
                                        ----------------------------------------
                                        David R. Sonksen
                                        Vice President-Finance and Chief
                                        Financial Officer (Principal Financial
                                        Officer and Chief Accounting Officer and
                                        duly authorized to sign on behalf of the
                                        Registrant)


Dated:  December 21, 1998

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

      Signature                      Title                    Date
      ---------                      -----                    ----
/s/ PHILIP FREY, JR.     Chairman of the Board, President     December 23, 1998
-----------------------   and Chief Executive Officer
Philip Frey, Jr.

/s/ DAVID R. SONKSEN     Vice President-Finance, Treasurer    December 23, 1998
-----------------------   and Secretary (principal financial
David R. Sonksen          and accounting officer)


/s/ JOSEPH M. SCHEER     Director                             December 18, 1998
-----------------------
Joseph M. Scheer

/s/ BRAD DAVIDSON        Director                             December 18, 1998
-----------------------
Brad Davidson

/s/ ROBERT B. PHINIZY    Director                             December 22, 1998
-----------------------
Robert B. Phinizy

/s/ MARTIN H. JURICK     Director                             December 17, 1998
-----------------------
Martin H. Jurick

Exhibits.

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number      Description                                                 Number

  2.1 The Agreement and Plan of Merger among the Company, Micro BKC Acquisition Corp. and BKC Semiconductors Incorporated, dated January 21, 1998, was filed with Form 8-K on June 1, 1998 under the same exhibit number and is incorporated herein by this reference (33)

  3 Restated Certificate of Incorporation and Bylaws of the Registrant (1)

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

  10.11     1986 Nonqualified Stock Option Plan of the Registrant
            (Exhibit 10.9) (5)

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

  10.74     Executive Compensation Plans and Arrangements (26).

  10.75     Bill of Sales and Purchase agreement between Telcom
            Universal Inc. And Microsemi Corporation (6)

  10.76 Supplement to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (26)

  10.77 Amendments of the 1987 Microsemi Corporation Stock Plan. Adopted on May 16, 1995. (27)

     10.78 Motorola-Microsemi PowerMite Technology Agreement. Portions omitted from this Exhibit have been separately filed with the Commission pursuant to a request for confidential treatment. (28)

     10.79 Revolving Line of Credit Agreement Between Microsemi Corporation and Imperial Bank. (29)

     10.80    Purchase agreement dated as of between SGS-Thomson
              Microelectronics, Inc. and Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a Delaware Corporation and a wholly owned subsidiary of the Company.(30)

     10.81    Retirement agreement with Dr. Jiri Sandera (31)

     10.82    Change of Control Agreement with Mr. Philip Frey, Jr. (32)

     10.83    Change of Control Agreement with Mr. David R. Sonksen. (32)

     10.84    Supplemental Executive Retirement Plan (32)

     23.1     Consent of Independent Accountants for form S-3 (34).

     23.2     Consent of Independent Accountants for forms S-8 (34).

     27       Financial data schedule.


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

(32) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended December 28, 1997.

(33) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended June 28, 1998.

(34) Incorporated by reference to the indicated Exhibits to the Registrant's Current Report on Form 10-K filed with the Commission for the fiscal year ended September 27, 1998.