Form 10-Q
period 1999-01-03
MICROSEMI CORP
filed 1999-02-04
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
       Exchange Act of 1934

                For the Quarterly Period Ended January 3, 1999
                ----------------------------------------------

                                      or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                         95-2110371
-----------------------------------                       --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No ______
                                         -----

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 22, 1999 was 11,326,279.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter ended January 3, 1999 of Microsemi Corporation and Subsidiaries (the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of September 27, 1998 are attached hereto and incorporated herein by this reference.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                              (amounts in 000's)

                                                                                January 3, 1999              September 27, 1998
                                                                                ---------------              ------------------
ASSETS

Current assets
     Cash and cash equivalents                                                  $        7,364               $           9,610
     Accounts receivable less allowance for doubtful accounts,
     $2,020 at January 3, 1999 and $2,457 at September 27, 1998                         21,322                          23,094
     Inventories                                                                        56,045                          54,433
     Deferred income taxes                                                               6,049                           6,049
     Other current assets                                                                1,655                           1,319
                                                                                --------------               -----------------
Total current assets                                                                    92,435                          94,505
                                                                                --------------               -----------------

Property and equipment, at cost                                                         78,696                          77,667
    Less:  Accumulated depreciation                                                    (43,574)                        (42,113)
                                                                                --------------               -----------------
                                                                                        35,122                          35,554
                                                                                --------------               -----------------

Other assets                                                                            16,436                          15,029
                                                                                --------------               -----------------

TOTAL ASSETS                                                                    $      143,993               $         145,088
                                                                                ==============               =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to banks and others                                          $        7,507               $           6,172
     Current maturity of long-term debt                                                  4,160                           4,339
     Accounts payable                                                                    5,413                           6,656
     Accrued liabilities                                                                13,520                          14,401
     Income taxes payable                                                                7,158                           5,874
                                                                                --------------               -----------------
Total current liabilities                                                               37,758                          37,442
                                                                                --------------               -----------------

Long-term debt                                                                          17,778                          18,667
                                                                                --------------               -----------------

Other long-term liabilities                                                              1,936                           1,962
                                                                                --------------               -----------------
Commitments and contingencies

Stockholders' equity
     Common stock, $.20 par value; authorized 20,000 shares;
      issued 11,326 at January 3, 1999 and 11,666 at
          September 27, 1998                                                             2,265                           2,333
     Capital in excess of par value of common stock                                     48,437                          49,896
     Retained earnings                                                                  36,772                          35,734
     Cumulative translation adjustment                                                    (953)                           (946)
                                                                                --------------               -----------------
Total stockholders' equity                                                              86,521                          87,017
                                                                                --------------               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      143,993               $         145,088
                                                                                ==============               =================

The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                            Quarter Ended                    Quarter Ended
                                                                           January 3, 1999                 December 28, 1997
                                                                           ---------------                 -----------------
Net sales                                                                  $      39,417                   $          44,052
Cost of sales                                                                     28,904                              32,033
                                                                           ---------------                 -----------------

Gross profit                                                                      10,513                              12,019
                                                                           ---------------                 -----------------
Operating expenses
    Selling                                                                        3,131                               2,542
    General and administrative                                                     3,269                               3,598
                                                                           ---------------                 -----------------

Total operating expenses                                                           6,400                               6,140
                                                                           ---------------                 -----------------
Income from operations                                                             4,113                               5,879
                                                                           ---------------                 -----------------
Other (expense) income
   Interest expense                                                                 (552)                               (912)
   Other                                                                             116                                  20
                                                                           ---------------                 -----------------

Total other expense                                                                 (436)                               (892)
                                                                           ---------------                 -----------------

Income before income taxes                                                         3,677                               4,987
Provision for income taxes                                                         1,397                               1,895
                                                                           ---------------                 -----------------

Net income                                                                 $       2,280                   $           3,092
                                                                           ===============                 =================
Earnings per share
   -Basic                                                                  $        0.20                   $            0.35
                                                                           ===============                 =================
   -Diluted                                                                $        0.20                   $            0.28
                                                                           ===============                 =================

Weighted average common shares outstanding
   -Basic                                                                         11,408                               8,907
   -Diluted                                                                       11,523                              12,005

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Retained Earnings
                              (amounts in 000's)


                                                                            Quarter Ended                Quarter Ended
                                                                           January 3, 1999             December 28, 1997
                                                                           ---------------             -----------------
Retained earnings at beginning of period                                   $        35,734              $          24,742

Net income                                                                           2,280                          3,092

Treasury stock repurchased and canceled                                             (1,242)                             -
                                                                           ---------------              -----------------
Retained earnings at end of period                                         $        36,772              $          27,834
                                                                           ===============              =================



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                              (amounts in 000's)

                                                                                Quarter Ended                Quarter Ended
                                                                               January 3, 1999             December 28, 1997
                                                                            ----------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITITES:

Net income                                                                  $             2,280           $            3,092
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                          1,749                        1,071
   Allowance for doubtful accounts                                                         (437)                         (51)
   Changes in assets and liabilities:
       Accounts receivable                                                                2,209                          (68)
       Inventories                                                                       (1,612)                        (452)
       Other current assets                                                                (336)                       2,329
       Other assets                                                                      (1,695)                        (172)
       Accounts payable                                                                  (1,243)                      (1,458)
       Accrued liabilities                                                                 (881)                         209
       Income taxes payable                                                               1,284                          458
                                                                            -------------------          -------------------
Net cash provided by operating activities                                                 1,318                        4,958
                                                                            -------------------          -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in an unconsolidated affiliate                                                  -                       (1,000)
   Purchases of  property and equipment                                                  (1,029)                      (1,734)
                                                                            -------------------          -------------------
Net cash used in investing activities                                                    (1,029)                      (2,734)
                                                                            -------------------          -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase (decrease) in notes payable to banks and other                                  1,335                       (2,283)
   Payments of long-term debt                                                            (1,068)                        (472)
   Reduction of other long-term liabilities                                                 (26)                         (16)
   Repurchases of common stock                                                           (2,785)                           -
   Exercise of employee stock options                                                        16                          185
                                                                            -------------------          -------------------
Net cash provided used in financing activities                                           (2,528)                      (2,586)
                                                                            -------------------          -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (7)                         (30)
                                                                            -------------------          ------------------

Net decrease in cash and cash equivalents                                                (2,246)                        (392)
Cash and cash equivalents at beginning of period                                          9,610                        6,145
                                                                            -------------------          -------------------

Cash and cash equivalents at end of period                                  $             7,364          $             5,753
                                                                            ===================          ===================

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                January 3, 1999


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

2.    COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $2,276,000 and $3,073,000 for the quarters ended January 3, 1999 and December 28, 1997, respectively. The difference from net income as reported is the tax effected change in the cumulative translation adjustment.

3.    RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending October 3, 1999 and will not affect the Company's financial position or results of operations.

4.       INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method applied to each product line.

Inventories used in the computation of cost of goods sold were:

                                                                             January 3, 1999       September 27, 1998
                                                                             ---------------       ------------------
                                                                                         (amounts in 000's)
   Raw materials                                                             $       14,399          $        14,759
   Work in process                                                                   18,043                   18,282
   Finished goods                                                                    23,603                   21,392
                                                                             --------------          ---------------
                                                                             $       56,045          $        54,433
                                                                             ==============          ===============

5.    BORROWINGS

Long-term debt consisted of:

                                                                               January 3,                 September 27,
                                                                                   1999                       1998
                                                                          -------------------          -------------------
                                                                                          (amounts in 000's)
Industrial Development Bond, bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                                $           2,305            $            2,305

Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                                       4,300                         4,300

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                                   1,935                         2,070

Notes payable (PPC Acquisition), bearing interest at 7%,
   payable monthly through September 2009                                              2,019                         2,092

Notes payable to a bank, bearing interest at the bank's prime rate (7.75% at January 3, 1999), payable in monthly
   installments through July 2003                                                      9,084                         9,667

Notes payable, bearing interest at ranges of 5% - 9.75%, due
   between January 1999 and September 2009                                             2,295                         2,572
                                                                           -----------------            ------------------
                                                                                      21,938                        23,006
Less current portion                                                                  (4,160)                       (4,339)
                                                                           -----------------            ------------------
                                                                           $          17,778            $           18,667
                                                                           =================            ==================

A $2,305,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $230,000 in 1999 and $2,075,000 in 2000.

A $4,300,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at January 3, 1999.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,935,000 of this loan remained outstanding at January 3, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $2,019,000 of these notes remained outstanding at January 3, 1999.

In June 1998, the Company finalized an amendment to its existing bank credit facility which added a $10,000,000 term loan ($9,167,000 was outstanding at January 3, 1999), used by Microsemi to finance a portion of the BKC acquisition. The terms of the term loan require monthly principal payments of $167,000 plus interest at the bank's prime rate from August 1998 through July 2003 and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this term loan at 1.5% per annum plus the LIBOR rate. The terms of the loan also contain provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at January 3, 1999.

The Company maintains a revolving credit facility with domestic banks which continues according to its terms through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line bears interest at the bank's prime rate and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this credit line at 1.5% per annum plus the LIBOR rate. In addition, the credit agreement contains provisions regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at January 3, 1999. As of January 3, 1999, $7,467,000 was borrowed under this credit facility.

6.    EARNINGS PER SHARE

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

Earnings per share for the quarters ended January 3, 1999 and December 28, 1997 were calculated as follows:

                                                                January 3, 1999    December 28, 1997
                                                               ---------------    -----------------
BASIC

Net income                                                      $        2,280       $        3,092
                                                                ==============       ==============

Weighted-average common shares outstanding                              11,408                8,907
                                                                ==============       ==============

Basic earnings per share                                        $         0.20       $         0.35
                                                                ==============       ==============

DILUTED

Net income                                                      $        2,280       $        3,092
Interest savings from assumed conversions of
   convertible debt, net of income taxes                                     -                  310
                                                                --------------       --------------

Net income assuming conversions                                 $        2,280       $        3,402
                                                                ==============       ==============

Weighted-average common shares outstanding
   for basic                                                            11,408                8,907
Dilutive effect of stock options                                           115                  375
Dilutive effect of convertible debt                                          -                2,723
                                                                --------------       --------------
Weighted-average common
   shares outstanding on a diluted basis                                11,523               12,005
                                                                ==============       ==============

Diluted earnings per share                                      $         0.20       $         0.28
                                                                ==============       ==============

7.    STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.


Supplementary information
---------------------------

                                                                      Quarter ended            Quarter ended
                                                                      January 3, 1999      December 28, 1997
                                                                      ---------------      -----------------
                                                                                (amounts in 000's)
Cash paid during the period for:
   Interest                                                             $         637          $         373
                                                                        =============          =============
   Income taxes                                                         $         140          $       1,502
                                                                        =============          =============

Non-cash financing activities:
   Conversions of subordinated debt into 400,147 shares of
   common stock                                                         $           -          $         752
                                                                        =============          =============


8.    CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility were present in soil and groundwater on the subsidiary's property, the Company vigorously contested any assertion that the subsidiary was the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners will 1) reimburse the Company for $530,000 of past costs related to the dispute, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. The Company received a $530,000 cash reimbursement in the first quarter of fiscal year 1999. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict the future costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward looking statements, the realization of which may be impacted by certain important factors discussed below under "Important Factors Related to Forward-Looking Statements and associated Risks" and in Form 10-K for the fiscal year ended September 27, 1998.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 3, 1999 COMPARED TO THE
---------------------------------------------------------------------------
QUARTER ENDED DECEMBER 28, 1997.
--------------------------------

Net sales for the first quarter of fiscal year 1999 decreased $4,635,000 to $39,417,000, from $44,052,000 for the first quarter of fiscal year 1998. This decrease was primarily due to lower demand for the space market related products and the elimination of GMI, which was sold in December 1997. The decrease was partially offset by the addition of BKC, which was acquired in May 1998 and an increase in shipments of commercial products.

Gross profit decreased $1,506,000 to $10,513,000 or 26.7% of sales for the current quarter of fiscal year 1999 from $12,019,000 or 27.3% of sales for the first quarter of fiscal year 1998. The decrease of gross profit was due to lower total sales and lower sales of space level products, which typically have higher margins than commercial products.

Selling expenses increased $589,000 to $3,131,000 for the current quarter of fiscal year 1999, compared to that of the corresponding period of the prior year, primarily due to higher payments of commissions for commercial products and to the addition of the BKC subsidiary. General and administrative expenses decreased $329,000 to $3,269,000 for the current quarter of fiscal year 1999, compared to $3,598,000 for the corresponding period of the prior year. General and administrative expense for the first quarter of fiscal year 1998 included certain charges related to the sale of GMI.

Interest expense decreased $360,000 to $552,000 for the first quarter of fiscal year 1999 from $912,000 for the first quarter of fiscal year 1998; primarily due to the conversions of debt into common stock in February 1998, resulting in lower average borrowings.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Microsemi Corporation's operations in the three months ended January 3, 1999 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its credit line with a bank through September 1999. Under the current line of credit, the Company can borrow up to $15,000,000. As of January 3, 1999, $7,467,000 was borrowed under this credit facility. At January 3, 1999, the Company had $7,364,000 in cash and cash equivalents.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Company's Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 1999 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. An annual commitment fee of 2% is charged on this letter of credit.

Microsemi has repurchased 459,087 shares for $3,626,000 through December 1998.

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

The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto in the Annual Report in Form 10-K for the fiscal year ended September 27, 1998. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's annual report in Form 10-K as filed on December 28, 1998 with the Securities and Exchange Commission, and elsewhere in that Form 10-K.

ORDER BACKLOG
-------------

The Company's consolidated order backlog was $51,000,000 as of January 3, 1999, compared to $67,000,000 at December 28, 1997 and $51,000,000 at September 27, 1998. The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules, ordering practices, or cancellations of orders.

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

The Company estimates that the expenses to date for the Y2K project have been approximately $850,000. Completion of the project is expected to require an additional expenditure of $650,000 by December 1999.

Microsemi believes that its Y2K project teams will identify all of the Company's material Y2K issues in the course of their assessments. However, given the pervasiveness of Y2K issues and the complexity of and interrelationships among Y2K issues, both internal and external, there can be no assurance that Microsemi will be able to identify and accurately evaluate all such issues. Identification of these issues is crucial to an effective remediation plan. In the process of compiling an inventory of and developing the remediation plan for Y2K issues, the Company may discover material undetected or unanticipated Y2K issues that will require substantial time and significant expense to address and that certain known issues may take longer and may be more costly to remedy. Further, any delayed or unsuccessful remediation of Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing international operations, errors in accounting, and such indirect adverse effects as claims by third parties against the Company that may relate thereto. In addition, if Y2K problems experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Disruption in and throughout the global economy resulting from Y2K issues may have a chain reaction and could also have materially adverse affects on the Company. The Company believes that such disruption is especially likely in foreign countries, including those of Europe and Asia, whose Y2K compliance programs are believed to trail those in the United States. However, no assurance is given as to Y2K readiness in the United States, whose technological infrastructure is especially complex and interrelated. The occurrence of any of the aforementioned or other risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including but not limited to such effects on the Company's foreign operations. In addition, insurance coverage for the risks described above may be unavailable or available only at prohibitive costs, and the Company may be responsible itself for all of the potential adverse financial effects thereof.

Recently Issued Accounting Standard
-----------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending October 3, 1999 and will not affect the Company's financial position or results of operations.

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

         (b)   Inapplicable

         (c)   Inapplicable

         (d)   Inapplicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits:

               Exhibit 27 Unaudited Financial Data Schedule for the three months ended January 3, 1999.

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


DATED:   February 4, 1999