Form 10-Q
period 1999-04-04
MICROSEMI CORP
filed 1999-05-18
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

                  For the Quarterly Period Ended April 4, 1999
                  --------------------------------------------

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the
-----  Securities Exchange Act of 1934

               For the transition period from _______ to _______

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                           95-2110371
     ---------------------------------              ----------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)


           2830 South Fairview Street, Santa Ana, California  92704
         --------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


                                (714) 979-8220
            ------------------------------------------------------
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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 27, 1999 was 10,953,879.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and six months ended April 4, 1999 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 27, 1998 are attached hereto and incorporated herein by this reference.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                              (amounts in 000's)

                                                              April 4,   September 27,
                                                                1999         1998
                                                              --------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $  5,800     $  9,610
  Accounts receivable less allowance for doubtful accounts,
   $1,987 at April 4, 1999 and $2,457 at September 27, 1998      22,087       23,094
  Inventories                                                    56,953       54,433
  Deferred income taxes                                           6,049        6,049
  Other current assets                                            1,828        1,319
                                                               --------     --------
Total current assets                                             92,717       94,505
                                                               --------     --------
Property and equipment, at cost                                  80,016       77,667
  Less:  Accumulated depreciation                               (44,919)     (42,113)
                                                               --------     --------
                                                                 35,097       35,554
                                                               --------     --------
Other assets                                                     16,198       15,029
                                                               --------     --------
TOTAL ASSETS                                                   $144,012     $145,088
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and other                             $  8,807     $  6,172
  Current maturity of long-term debt                              3,782        4,339
  Accounts payable                                                6,330        6,656
  Accrued liabilities                                            12,071       14,401
  Income taxes payable                                            7,803        5,874
                                                               --------     --------
Total current liabilities                                        38,793       37,442
                                                               --------     --------
Long-term debt                                                   17,716       18,667
                                                               --------     --------
Other long-term liabilities                                       1,956        1,962
                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.20 par value; authorized 20,000 shares;
   issued 10,954 at April 4, 1999 and 11,666 at
   September 27, 1998                                             2,191        2,333
  Capital in excess of par value of common stock                 46,843       49,896
  Retained earnings                                              37,466       35,734
  Cumulative translation adjustment                                (953)        (946)
                                                               --------     --------
Total stockholders' equity                                       85,547       87,017
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $144,012     $145,088
                                                               ========     ========

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                  Quarter Ended    Quarter Ended
                                                  April 4, 1999   March 29, 1998
                                                  -------------   --------------
Net sales                                             $39,491         $41,194
Cost of sales                                          29,553          29,513
                                                      -------         -------
Gross profit                                            9,938          11,681
                                                      -------         -------
Operating expenses:
   Selling                                              3,369           2,489
   General and administrative                           2,985           3,258
                                                      -------         -------
Total operating expenses                                6,354           5,747
                                                      -------         -------
Income from operations                                  3,584           5,934
                                                      -------         -------
Other income (expense):
   Interest expense                                      (411)           (430)
   Other                                                  (66)              6
                                                      -------         -------
Total other expense                                      (477)           (424)
                                                      -------         -------
Income before income taxes                              3,107           5,510
Provision for income taxes                              1,113           2,094
                                                      -------         -------
Net income                                            $ 1,994         $ 3,416
                                                      =======         =======
Earnings per share:
   -Basic                                             $  0.18         $  0.33
                                                      =======         =======
   -Diluted                                           $  0.18         $  0.29
                                                      =======         =======
Weighted average common shares outstanding:
   -Basic                                              11,261          10,473
   -Diluted                                            11,370          12,001

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                             Six Months Ended   Six Months Ended
                                                April 4, 1999     March 29, 1998
                                             ----------------   ----------------
Net sales                                         $78,908            $85,246
Cost of sales                                      58,457             61,546
                                                  -------            -------
Gross profit                                       20,451             23,700
                                                  -------            -------
Operating expenses:
   Selling                                          6,500              5,031
   General and administrative                       6,254              6,856
                                                  -------            -------
Total operating expenses                           12,754             11,887
                                                  -------            -------
Income from operations                              7,697             11,813
                                                  -------            -------
Other income (expense):
   Interest expense                                  (963)            (1,342)
   Other                                               50                 26
                                                  -------            -------
Total other expense                                  (913)            (1,316)
                                                  -------            -------
Income before income taxes                          6,784             10,497
Provision for income taxes                          2,510              3,989
                                                  -------            -------
Net income                                        $ 4,274            $ 6,508
                                                  =======            =======
Earnings per share:
   -Basic                                         $  0.38            $  0.67
                                                  =======            =======
   -Diluted                                       $  0.37            $  0.58
                                                  =======            =======
Weighted average common shares outstanding:
   -Basic                                          11,337              9,691
   -Diluted                                        11,449             11,969

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Retained Earnings
                              (amounts in 000's)

                                             Six Months Ended   Six Months Ended
                                                April 4, 1999     March 29, 1998
                                             ----------------   ----------------
Retained earnings at beginning of period           $35,734            $24,742
Net income                                           4,274              6,508
Treasury stock repurchased and canceled             (2,542)                 -
                                                   -------            -------
Retained earnings at end of period                 $37,466            $31,250
                                                   =======            =======

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                              (amounts in 000's)

                                                              Six Months Ended   Six Months Ended
                                                                 April 4, 1999     March 29, 1998
                                                              ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 4,274             $ 6,508
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     3,386               2,134
   Allowance for doubtful accounts                                    (470)               (582)
   Changes in assets and liabilities:
       Accounts receivable                                           1,477              (2,950)
       Inventories                                                  (2,520)               (937)
       Other current assets                                           (509)              1,299
       Other assets                                                 (1,749)              1,063
       Accounts payable                                               (326)             (3,245)
       Accrued liabilities                                          (2,330)                364
       Income taxes payable                                          1,929                (945)
                                                                   -------             -------
Net cash provided by operating activities                            3,162               2,709
                                                                   -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition                                             -               5,000
   Investment in an unconsolidated affiliate                             -              (1,000)
   Purchases of  property and equipment                             (2,349)             (3,252)
                                                                   -------             -------
Net cash provided by (used in) investing activities                 (2,349)                748
                                                                   -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in notes payable to banks and other           2,635              (4,508)
   Payments of long-term debt                                       (1,508)             (1,454)
   Reduction of other long-term liabilities                             (6)                 (2)
   Repurchases of common stock                                      (5,764)                  -
   Exercise of employee stock options                                   27                 552
                                                                   -------             -------
Net cash  used in financing activities                              (4,616)             (5,412)
                                                                   -------             -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (7)                (31)
                                                                   -------             -------
Net decrease in cash and cash equivalents                           (3,810)             (1,986)
Cash and cash equivalents at beginning of period                     9,610               6,145
                                                                   -------             -------
Cash and cash equivalents at end of period                         $ 5,800             $ 4,159
                                                                   =======             =======

       The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 4, 1999


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

Inventories used in the computation of cost of goods sold were:

                                                                                                          September 27,
                                                                            April 4, 1999                     1998
                                                                         -------------------           -------------------
                                                                                          (amounts in 000's)
Raw materials                                                            $            13,933           $            14,759
Work in process                                                                       18,391                        18,282
Finished goods                                                                        24,629                        21,392
                                                                         -------------------           -------------------

                                                                         $            56,953           $            54,433
                                                                         ===================           ===================

3.      BORROWINGS
Long-term debt consisted of:

                                                                                                             September 27,
                                                                             April 4, 1999                      1998
                                                                          -------------------            -------------------
                                                                                           (amounts in 000's)
Industrial Development Bond, bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                               $             2,305            $             2,305

Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                                        4,200                          4,300

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                                    1,800                          2,070

Notes payable (PPC Acquisition), bearing interest at 7%,
   payable monthly through September 2009                                               1,945                          2,092

Notes payable to a bank, bearing interest at the bank's prime rate (7.75% at April 4, 1999), payable in monthly
   installments through July 2003                                                       8,667                          9,667

Notes payable, bearing interest at ranges of 5% - 9.75%, due
   between April 1999 and September 2009                                                2,581                          2,572
                                                                          -------------------            -------------------
                                                                                       21,498                         23,006
Less current portion                                                                   (3,782)                        (4,339)
                                                                          -------------------
                                                                                       17,716                         18,667
                                                                          ===================            ===================

A $4,150,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. $2,305,000 of this loan remained outstanding at April 4, 1999. The terms of the bond require principal payments of $230,000 in 1999 and $2,075,000 in 2000.

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. $4,200,000 of this loan remained outstanding at April 4, 1999. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at April 4, 1999.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,800,000 of this loan remained outstanding at April 4, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $1,945,000 of these notes remained outstanding at April 4, 1999.

In June 1998, the Company finalized an amendment to its existing bank credit facility which added a $10,000,000 term loan ($8,667,000 was outstanding at April 4, 1999), used by Microsemi to finance a portion of the BKC acquisition. The terms of the term loan require monthly principal payments of $167,000 plus interest at the bank's prime rate from August 1998 through July 2003 and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this term loan at 1.5% per annum plus the LIBOR rate. The terms of the loan also contain covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at April 4, 1999. This term loan was paid in full when the Company obtained new credit arrangements with its banks in April 1999 (see note 9, "Subsequent events").

The Company maintains a revolving credit facility with domestic banks which continues according to its terms through September 1999. Under the credit facility the Company can borrow up to $15,000,000. The credit line bears interest at the bank's prime rate and is secured by substantially all of the assets of the Company. The Company also has an option to borrow from this credit line at 1.5% per annum plus the LIBOR rate. In addition, the credit agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at April 4, 1999. As of April 4, 1999, $8,767,000 was borrowed under this credit facility. This revolving credit facility was paid in full and was replaced with a $30,000,000 credit line when the Company obtained new credit arrangements with its banks in April 1999 (see note 9, "Subsequent events").

4.    CONTINGENCY

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

5.    COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $1,994,000 and $3,415,000 for the quarters ended April 4, 1999 and March 29, 1998, respectively. Total comprehensive income was $4,270,000 and

$6,489,000 for the six months ended April 4, 1999 and March 29, 1998, respectively. The difference from net income as reported is the tax effected change in the cumulative translation adjustment.

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

Earnings per share for the quarters and six months ended April 4, 1999 and March 29, 1998 were calculated as follows:

                                                                Quarter Ended                         Six Months Ended
                                                       ---------------------------------    ----------------------------------
                                                           April 4,          March 29,           April 4,          March 29,
                                                             1999               1998               1999               1998
                                                       --------------    ---------------    ---------------    ---------------
BASIC

Net income                                             $        1,994    $         3,416    $         4,274    $         6,508
                                                       ==============    ===============    ===============    ===============
Weighted-average common shares outstanding                     11,261             10,473             11,337              9,691
                                                       ==============    ===============    ===============    ===============
Basic earnings per share                               $         0.18    $          0.33    $          0.38    $          0.67
                                                       ==============    ===============    ===============    ===============
DILUTED

Net income                                             $        1,994    $         3,416    $         4,274    $         6,508
Interest savings from assumed conversions of
   convertible debt, net of income taxes                            -                118                  -                428
                                                       --------------    ---------------    ---------------    ---------------
Net income assuming conversions                        $        1,994    $         3,534    $         4,274    $         6,936
                                                       ==============    ===============    ===============    ===============
Weighted-average common shares outstanding
   for basic                                                   11,261             10,473             11,337              9,691
Dilutive effect of stock options                                  109                288                112                307
Dilutive effect of convertible debt                                 -              1,240                  -              1,971
                                                       --------------    ---------------    ---------------    ---------------
Weighted-average common
  shares outstanding on a diluted basis                        11,370             12,001             11,449             11,969
                                                       ==============    ===============    ===============    ===============
Diluted earnings per share                             $         0.18    $          0.29    $          0.37    $          0.58
                                                       ==============    ===============    ===============    ===============

7.    RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending October 3, 1999 and will not affect the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company in fiscal year 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 will not affect the Company's financial position or results of operations.

8.    STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
-------------------------

                                                                                 Six Months                   Six Months
                                                                                   Ended                        Ended
                                                                                  April 4,                     March 29,
                                                                                    1999                         1998
                                                                               --------------               --------------
                                                                                        (amounts in 000's)
Cash paid during the period for:
   Interest                                                                    $          997               $          783
   Income taxes                                                                $          390               $        5,610
                                                                               ==============               ==============
Non-cash financing activities:
   Conversions of subordinated debt into 2,852,829 shares of
     common stock                                                              $            -               $       33,733
                                                                               ==============               ==============

9.    SUBSEQUENT EVENTS

On April 15, 1999, Microsemi acquired Linfinity Microelectronics, Inc. ("Linfinity"), a subsidiary of Symmetricom, Inc. Linfinity manufactures analog and mixed signal integrated circuits (ICs), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. In the most recent twelve-month period, Linfinity had sales of approximately $45,000,000. The purchase price was approximately $24,000,000, which was funded with cash and bank borrowings. The acquisition will be accounted for under the purchase method.
The costs of the acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair market values to the extent of the purchase price. Microsemi expects to record a charge for In-Process Research and Development of between $2,000,000 and $2,500,000 in its third quarter.

In connection with this acquisition, the Company obtained new credit arrangements with its banks, which included a term loan of $30,000,000 and a line of credit of $30,000,000 to finance the Linfinity acquisition and to pay off the existing term loan and the revolving line of credit.

The $30,000,000 term loan is secured by substantially all of the assets of the Company. It bears an interest rate at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the LIBOR rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt and Earnings before Interest Expense (net of interest income), Income Taxes, Depreciation and Amortization ("EBITDA"). It requires quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003 and monthly interest payments. The terms of the term loan contain covenants regarding net worth and working capital.

The $30,000,000 revolving line of credit expires in March 2003 and is secured by substantially all of the assets of the Company. It bears an interest at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the LIBOR rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt and EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 4, 1999 COMPARED TO THE
-------------------------------------------------------------------------
QUARTER ENDED MARCH 29, 1998.
-----------------------------

Net sales for the second quarter of fiscal year 1999 decreased $1,703,000 to $39,491,000, from $41,194,000 for the second quarter of fiscal year 1998. This decrease was primarily due to lower demand for the satellite, telecommunications, computer and certain commercial markets.

Gross profit decreased $1,743,000 to $9,938,000 or 25.2% of sales for the current quarter of fiscal year 1999 from $11,681,000 or 28.4% of sales for the second quarter of fiscal year 1998. The decrease of gross profit was due to lower total sales and lower sales of space level products, which typically have higher margins than commercial products, effects from pricing pressure and lower utilization of plant capacity.

Selling expenses increased $880,000 to $3,369,000 for the current quarter of fiscal year 1999, compared to that of the corresponding period of the prior year, primarily due to higher payments of commissions for commercial products, increased sales and marketing costs and the addition of the BKC subsidiary.

The effective tax rates of 35.8% and 38.0% in the quarter ended April 4, 1999 and March 29, 1998, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the current quarter effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 4, 1999 COMPARED TO THE SIX
--------------------------------------------------------------------------------
MONTHS ENDED MARCH 29, 1998.
----------------------------

Net sales for the first six months of fiscal year 1999 decreased $6,338,000 to $78,908,000, from $85,246,000 for the first six months of fiscal year 1998. This decrease was primarily due to lower demand for the space satellite, telecommunications, computer and certain commercial markets.

Gross profit decreased $3,249,000 to $20,451,000 or 25.9% of sales for the current six months of fiscal year 1999 from $23,700,000 or 27.8% of sales for the first six months of fiscal year 1998. The decrease of gross profit was due to lower total sales and lower sales of space level products, which typically have higher margins than commercial products, effects of pricing pressures and lower utilization of plant capacity.

Selling expenses increased $1,469,000 to $6,500,000 for the first six months of fiscal year 1999, compared to that of the corresponding period of the prior year, primarily due to higher payments of commissions for commercial products, increased sales and marketing costs and the addition of the BKC subsidiary. General and administrative expenses decreased $602,000 to $6,254,000 for the current six months of fiscal year 1999, compared to $6,856,000 for the corresponding period of the prior year. The decrease was primarily due to lower employee benefit costs, the elimination of the GMI subsidiary, partially offset by the addition of the BKC subsidiary.

Interest expense decreased $379,000 to $963,000 for the first six months of fiscal year 1999 from $1,342,000 for the first six months of fiscal year 1998; primarily due to the conversions of debt into common stock in February 1998, resulting in lower average borrowings, partially offset by borrowings to finance the BKC acquisition in May 1998.

The effective tax rates of 37.0% and 38.0% in the six months ended April 4, 1999 and March 29, 1998, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Microsemi Corporation's operations in the six months ended April 4, 1999 were funded with internally generated funds and borrowings under the Company's line of credit. In September 1997, the Company renewed its credit line with a bank through September 1999. Under this line of credit, the Company can borrow up to $15,000,000. As of April 4, 1999, $8,767,000 was borrowed under this credit facility. At April 4, 1999, the Company had $5,800,000 in cash and cash equivalents.

In June 1998, the Company finalized an amendment to its existing bank credit facility which added a $10,000,000 term loan ($8,667,000 was outstanding at April 4, 1999), used by Microsemi to finance a portion of the BKC acquisition. The terms of the term loan require monthly principal payments of $167,000 plus interest at the bank's prime rate from August 1998 through July 2003 and is secured by substantially all of the assets of the Company. This term loan and the outstanding balance of the aforementioned line of credit were paid in full with new credit arrangements upon completion of the acquisition of Linfinity Microelectronics, Inc. ("Linfinity").

On April 15, 1999, Microsemi acquired Linfinity, a subsidiary of Symmetricom, Inc. Linfinity manufactures analog and mixed signal integrated circuits (ICs), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. In the most recent twelve-month period, Linfinity had sales of approximately $45,000,000. The purchase price was approximately $24,000,000, which was funded with cash and bank borrowings.

In connection with this acquisition, the Company obtained new credit arrangements with its banks, which included a term loan of $30,000,000 and a line of credit of $30,000,000 to finance the Linfinity acquisition and to pay off the existing term loan and the revolving line of credit.

The $30,000,000 term loan is secured by substantially all of the assets of the Company. It bears an interest rate at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the LIBOR rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt and EBITDA. It requires quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003 and monthly interest payments. The terms of the term loan contain covenants regarding net worth and working capital.

The $30,000,000 revolving line of credit expires in March 2003 and is secured by substantially all of the assets of the Company. It bears an interest at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the LIBOR rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt and EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital.

An Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The terms of the bond require principal payments of $230,000 in 1999 and $2,075,000 in 2000.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the construction of improvements and new facilities at the Company's Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. The Company pays an annual commitment fee of 2% for this letter of credit.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,800,000 of this loan remained outstanding at April 4, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $1,945,000 of these notes remained outstanding at April 4, 1999.

Microsemi has repurchased 720,050 shares of its common stock for $5,764,000 in the six months ended April 4, 1999.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Adverse changes could result from any number of factors, including fluctuations in economic conditions, dependence upon a small number of customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties integrating acquired businesses, dependence on key personnel, risks of doing business in international markets, and Year 2000 problems of the Company and/or third parties. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-Q or in the Company's Form 10-K filed with the Securities and Exchange Commission for the prior fiscal year. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, investors are cautioned against placing undue reliance thereon. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved, and the Company does not undertake to update such information. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's annual report in the Form 10-K as filed on December 28, 1998 with the Securities and Exchange Commission, and elsewhere in that Form 10-K, including but not limited to under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

ORDER BACKLOG
-------------

The Company's consolidated order backlog was $51,000,000 as of April 4, 1999, compared to $58,000,000 at March 29, 1998 and $51,000,000 at September 27, 1998.

The Company's backlog as of any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules, ordering practices, or cancellations of orders. The Company receives minimal notice of some changes that materially affect backlog.

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

Factory equipment includes automated test equipment and test data collection systems. The high reliability nature of the Company's products calls for test, test data collection and data retention. This need is generally called for in product performance specifications, such as mil PF 19500. Microsemi is taking an inventory of factory and facility equipment to determine their Y2K readiness. The Company estimates this inventory will be finished, a compliance report and a contingency plan will be presented to management by June 1999.

The initial study of the impact of the internal information system (business system software) has been completed and non-compliant items have been identified. Approximately 50% of the Company's business software is Y2K compliant. The Company is in the process of installing Y2K compliant software for the remaining units of the Company. The Company is planning to complete the installation of Y2K compliant business system software at its five largest units by August 1999 and the remaining small units by December 1999. The Company is planning to develop a contingency plan by August 1999.

Networking and telecommunication hardware and software are Y2K compliant. The Company is taking an inventory and assessing Y2K compliance of desktop computers. This project should be completed and the Company anticipates that non-compliant equipment will be upgraded or replaced by June 1999.

The Company is currently engaged in surveying customers, suppliers, service providers and business partners, including banks and other financial institutions to determine whether they are Y2K compliant. The survey is not yet complete and, accordingly, Microsemi is unable to evaluate the extent to which such entities may be Y2K compliant and the effect that any non-compliance might have. The Company anticipates cooperation in these efforts from its customers, suppliers, service providers and business partners; however, the Company has no control and no assurance of their cooperation as well as their Y2K readiness. Microsemi is expecting to have an internal contingency plan for non-Y2K compliance of its customers, suppliers, service providers and business partners by June 1999.

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

The Company estimates that the expenses to date for the Y2K project have been approximately $1,100,000. Completion of the project is expected to require an additional expenditure of $500,000 by December 1999.

Microsemi believes that its Y2K project teams will identify all of the Company's material Y2K issues in the course of their assessments. However, given the pervasiveness of Y2K issues and the complexity of and interrelationships among Y2K issues, both internal and external, there can be no assurance that Microsemi will be able to identify and accurately evaluate all such issues. Identification of these issues is crucial to an effective remediation plan. In the process of compiling an inventory of and developing the remediation plan for Y2K issues, the Company may discover material undetected or unanticipated Y2K issues that will require substantial time and significant expense to address and that certain known issues may take longer and may be more costly to remedy. Further, any delayed or unsuccessful remediation of Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing international operations, errors in accounting, and such indirect adverse effects as claims by third parties against the

Company that may relate thereto. In addition, if Y2K problems experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Disruption in and throughout the global economy resulting from Y2K issues may have a chain reaction and could also have materially adverse affects on the Company. The Company believes that such disruption is especially likely in foreign countries, including those of Europe and Asia, whose Y2K compliance programs are believed to trail those in the United States. However, no assurance is given as to Y2K readiness in the United States, whose technological infrastructure is especially complex and interrelated. The occurrence of any of the aforementioned or other risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including but not limited to such effects on the Company's foreign operations. In addition, insurance coverage for the risks described above may be unavailable or available only at prohibitive costs and the Company may be responsible itself for all of the potential adverse financial effects thereof.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company in fiscal year 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 will not affect the Company's financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

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

          Inapplicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 23, 1999.

         (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 19, 1999.

         (c) Votes were received for each of the nominees to the Board of Directors as follows:

                                                                                 For                       Withheld
                                                                        --------------------         --------------------
              Philip Frey, Jr.                                                    10,265,808                       11,546
              Joseph M. Scheer                                                    10,265,390                       11,964
              Brad Davidson                                                       10,265,890                       11,464
              Robert B. Phinizy                                                   10,265,890                       11,464
              Martin H. Jurick                                                    10,265,890                       11,464

         (d)  Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibit 2.2 Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Company, Micro-Linfinity Acquisition Corporation, Linfinity Microelectronics, Inc. and Symmetricom, Inc., incorporated by reference to the same numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 1999.

              Exhibit 27 Unaudited Financial Data Schedule for the six months ended April 4, 1999.

         (b)  Reports on Form 8-K:

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MICROSEMI CORPORATION



                              By:  /s/ DAVID R. SONKSEN
                                   ----------------------------
                                   David R. Sonksen
                                   Vice President  Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Chief Accounting Officer and duly
                                   authorized to sign on behalf of the
                                   Registrant)



DATED:   May 18, 1999