Form 10-Q
period 1999-07-04
MICROSEMI CORP
filed 1999-08-16
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---
       Exchange Act of 1934

                  For the Quarterly Period Ended July 4, 1999
                  -------------------------------------------

                                      or

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                         95-2110371
                   --------                         ----------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

         2830 South Fairview Street, Santa Ana, California  92704
       ------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

                                (714) 979-8220
             -----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---    ---

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 29, 1999 was 10,913,979.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and nine months ended July 4, 1999 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of September 27, 1998 are attached hereto and incorporated herein.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                                                                  July 4, 1999              September 27, 1998
                                                                                  ------------              ------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $        7,412                  $        9,610
    Accounts receivable less allowance for doubtful accounts,
    $3,737 at July 4, 1999 and $2,457 at September 27, 1998                             30,655                          23,094
    Inventories                                                                         64,968                          54,433
    Deferred income taxes                                                                6,049                           6,049
    Other current assets                                                                 2,532                           1,319
                                                                                  ------------                     -----------
Total current assets                                                                   111,616                          94,505
                                                                                  ------------                     -----------

Property and equipment, at cost                                                        125,612                          77,667
    Less:  Accumulated depreciation                                                    (74,853)                        (42,113)
                                                                                  ------------                     -----------
                                                                                        50,759                          35,554
                                                                                  ------------                     -----------

Goodwill and other intangible assets                                                    12,591                           9,639
Other assets                                                                             7,469                           5,390
                                                                                  ------------                     -----------

TOTAL ASSETS                                                                    $      182,435                  $      145,088
                                                                                  ============                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks and other                                            $       19,540                  $        6,172
    Current maturity of long-term debt                                                   8,042                           4,339
    Accounts payable                                                                    11,427                           6,656
    Accrued liabilities                                                                 16,606                          14,401
    Income taxes payable                                                                 7,094                           5,874
                                                                                  ------------                     -----------
Total current liabilities                                                               62,709                          37,442
                                                                                  ------------                     -----------

Long-term debt                                                                          33,223                          18,667
                                                                                  ------------                     -----------

Other long-term liabilities                                                              1,959                           1,962
                                                                                  ------------                     -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.20 par value; authorized 20,000 shares;
    issued 10,914 at July 4, 1999 and 11,666 at September 27, 1998                       2,183                           2,333
    Capital in excess of par value of common stock                                      46,673                          49,896
    Retained earnings                                                                   36,665                          35,734
    Cumulative translation adjustment                                                     (977)                           (946)
                                                                                --------------                     -----------
Total stockholders' equity                                                              84,544                          87,017
                                                                                --------------                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      182,435                  $      145,088
                                                                                ==============                     ===========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                               Quarter Ended                   Quarter Ended
                                                                                July 4, 1999                   June 28, 1998
                                                                           -------------------               ---------------

Net sales                                                                  $            48,758               $        39,291
Cost of sales                                                                           38,164                        28,417
                                                                              ----------------               ---------------
 Gross profit                                                                           10,594                        10,874
                                                                              ----------------               ---------------

Operating expenses:
   Selling                                                                               4,165                         3,275
   General and administrative                                                            4,494                         3,348
   Acquired in-process research and development                                          1,950                             -
                                                                              ----------------               ---------------

Total operating expenses                                                                10,609                         6,623
                                                                              ----------------               ---------------
 (Loss) income from operations                                                             (15)                        4,251
                                                                              ----------------               ---------------

Other expense:
   Interest                                                                             (1,012)                         (394)
   Other                                                                                   (36)                          (71)
                                                                              ----------------               ---------------

Total other expense                                                                     (1,048)                         (465)
                                                                              ----------------               ---------------

(Loss) income before income taxes                                                       (1,063)                        3,786
(Benefit) provision for income taxes                                                      (393)                        1,439
                                                                              ----------------               ---------------
 Net (loss) income                                                         $              (670)            $           2,347
                                                                              ================               ===============

Earnings per share:
   -Basic                                                                  $             (0.06)            $           0.20
                                                                              ================               ==============
   -Diluted                                                                $             (0.06)            $           0.20
                                                                              ================               ==============

Weighted average common shares outstanding:
   -Basic                                                                               10,915                       11,777
   -Diluted                                                                             10,915                       11,964

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                             Nine Months Ended               Nine Months Ended
                                                                               July 4, 1999                    June 28, 1998
                                                                           -------------------               -----------------
Net sales                                                                  $          127,666                $       124,537
Cost of sales                                                                          96,621                         89,963
                                                                           -------------------               ----------------

Gross profit                                                                           31,045                         34,574
                                                                           -------------------               ----------------

Operating expenses:
   Selling                                                                             10,665                          8,306
   General and administrative                                                          10,748                         10,204
   Acquired in-process research and development                                         1,950                              -
                                                                           -------------------               ----------------

Total operating expenses                                                               23,363                         18,510
                                                                           -------------------               ----------------

Income from operations                                                                  7,682                         16,064
                                                                           -------------------               ----------------

Other income (expense):
   Interest expense                                                                    (1,975)                        (1,736)
   Other                                                                                   14                            (45)
                                                                           -------------------               ----------------

Total other expense                                                                    (1,961)                        (1,781)
                                                                           -------------------               ----------------

Income before income taxes                                                              5,721                         14,283
Provision for income taxes                                                              2,117                          5,428
                                                                           -------------------               ----------------

Net income                                                                 $            3,604                $         8,855
                                                                           ===================               ================

Earnings per share:
   -Basic                                                                  $             0.32                $          0.85
                                                                           ===================               ================
   -Diluted                                                                $             0.32                $          0.79
                                                                           ===================               ================

Weighted average common shares outstanding:
   -Basic                                                                              11,200                         10,386
   -Diluted                                                                            11,313                         11,984

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                              (amounts in 000's)

                                                                              Nine Months Ended            Nine Months Ended
                                                                                 July 4, 1999                June 28, 1998
                                                                            --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $             3,604          $             8,855
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                          5,898                        3,538
   Allowance for doubtful accounts                                                         (679)                      (1,121)
   Acquired in-process research and development                                           1,950                            -
   Changes in assets and liabilities, net of acquisitions and disposition:
       Accounts receivable                                                                1,367                          856
       Inventories                                                                       (4,161)                      (3,041)
       Other current assets                                                                 (23)                       2,397
       Other assets                                                                           -                            -
       Accounts payable                                                                     357                       (3,971)
       Accrued liabilities                                                                 (880)                       1,286
       Income taxes payable                                                               1,220                       (1,197)
       Other                                                                                  -                          (38)
                                                                            --------------------         --------------------
Net cash provided by operating activities                                                 8,653                        7,564
                                                                            --------------------         --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions of businesses                                              (29,488)                     (13,740)
   Proceeds from disposition of business                                                      -                        5,000
   Investment in an unconsolidated affiliate                                                  -                       (1,000)
   Purchases of property and equipment                                                   (4,635)                      (4,342)
   Change in other assets                                                                (2,275)                         366
                                                                            --------------------         --------------------
Net cash used in investing activities                                                   (36,398)                     (13,716)
                                                                            --------------------         --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable to banks and other                                 13,368                       (1,261)
 Proceeds from long-term debt                                                            30,800                       10,000
 Payments on long-term debt                                                             (12,541)                      (1,988)
 (Decrease) increase in other long-term liabilities                                          (3)                          18
 Repurchases of common stock                                                             (6,073)                           -
 Exercise of employee stock options                                                          27                          554
                                                                            --------------------         --------------------
Net cash provided by financing activities                                                25,578                        7,323
                                                                            --------------------         --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (31)                        (106)
                                                                            --------------------         --------------------

Net (decrease) increase in cash and cash equivalents                                     (2,198)                       1,065
Cash and cash equivalents at beginning of period                                          9,610                        6,145
                                                                            --------------------         --------------------

Cash and cash equivalents at end of period                                  $             7,412          $             7,210
                                                                            ====================         ====================

        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 4, 1999


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but, in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the quarter or first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                                                                                       September 27,
                                                                            July 4, 1999                    1998
                                                                        ------------------          ------------------
                                                                                       (amounts in 000's)
Raw materials                                                           $          16,065           $          14,759
Work in process                                                                    22,674                      18,282
Finished goods                                                                     26,229                      21,392
                                                                        ------------------          ------------------

                                                                        $          64,968           $          54,433
                                                                        ==================          ==================

       The accompanying notes are an integral part of these statements.

3.    BORROWINGS

Long-term debt consisted of:

                                                                                                 September 27,
                                                                             July 4, 1999            1998
                                                                            --------------      ---------------
                                                                                    (amounts in 000's)
Industrial Development Bond, bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                                     $   2,075          $    2,305

Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                                    4,200               4,300

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                                1,665               2,070

Notes payable (PPC Acquisition), bearing interest at 7%,
   payable monthly through September 2009                                           1,870               2,092

Notes payable to a bank, bearing interest at the bank's prime
   rate, payable in monthly installments through March 2003                             -               9,667

Note payable to banks, bearing interest at a variable rate
 (7.0625% at July 4, 1999), payable in quarterly installments
 through March 2003                                                                29,000                   -



Notes payable, bearing interest at ranges of 5% - 9.75%, due
   between July 1999 and September 2014                                             2,455               2,572
                                                                                ---------          ----------
                                                                                   41,265              23,006
Less current portion                                                               (8,042)             (4,339)
                                                                                ---------          ----------
                                                                                   33,223              18,667
                                                                                =========          ==========

A $4,150,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The balance of $2,075,000 is due in May 2000.

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. $4,200,000 of this loan remained outstanding at July 4, 1999. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at July 4, 1999.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,665,000 of this loan remained outstanding at July 4, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $1,870,000 of these notes remained outstanding at July 4, 1999.

In June 1998, the Company finalized an amendment to its then-existing bank credit facility, which added a $10,000,000 term loan, used by Microsemi to finance a portion of the BKC acquisition. This term loan was paid in full when the Company obtained new credit arrangements with its banks in April 1999.

In April 1999, the Company obtained a new credit agreement with its banks, which included a term loan of $30,000,000 and a revolving line of credit of $30,000,000 to finance the LinFinity acquisition and to pay off the existing term loan and the revolving line of credit.

The new $30,000,000 term loan, ($29,000,000 of this loan remained outstanding at July 4, 1999), is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings before Interest Expense (net of interest income), Income Taxes, Depreciation and Amortization ("EBITDA"). It requires quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003 and monthly interest payments. The terms of the term loan contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases.

Concurrently with the new term loan, the Company obtained a new $30,000,000 revolving line of credit, which expires in March 2003. This line of credit replaced its then-existing $15,000,000 credit line. The new line of credit is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases.

Other debts consist of various loans bearing interest at ranges from 5% to 9.75% and require periodic principal payments through September 2014. At July 4, 1999, totals of $2,455,000 remained outstanding for these loans.

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

5.   COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss for the quarter ended July 4, 1999 was $670,000. Total comprehensive income for the quarter ended June 28, 1998 was $2,300,000. Total comprehensive income was $3,584,000 and $8,789,000 for the nine months ended July 4, 1999 and June 28, 1998, respectively. The difference from net income as reported is the tax effected change in the cumulative translation adjustment.

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

Earnings per share for the quarters and nine months ended July 4, 1999 and June 28, 1998 were calculated as follows:

                                                              Quarter Ended                     Nine Months Ended
                                                      -------------------------------   -------------------------------
                                                        July 4,           June 28,         July 4,          June 28,
                                                          1999              1998            1999              1998
                                                      --------------    -------------   --------------   --------------
                                                                     (in 000's, except per share data)
BASIC

Net (loss) income                                     $         (670)   $       2,347   $        3,604   $        8,855
                                                      ==============    =============   ==============   ==============

Weighted-average common shares outstanding                    10,915           11,777           11,200           10,386
                                                      ==============    =============   ==============   ==============

Basic (loss) earnings per share                       $        (0.06)   $        0.20   $         0.32   $         0.85
                                                      ==============    =============   ==============   ==============

DILUTED

Net (loss) income                                     $         (670)   $       2,347   $        3,604   $        8,855
Interest savings from assumed conversions of
   Convertible debt, net of income taxes                           -                -                -              618
                                                      --------------    -------------   --------------   --------------

Net (loss) income assuming conversions                $         (670)   $       2,347   $        3,604   $        9,473
                                                      ==============    =============   ==============   ==============

Weighted-average common shares outstanding
   for basic                                                  10,915           11,777           11,200           10,386
Dilutive effect of stock options                                   -              187              113              284
Dilutive effect of convertible debt                                -                -                -            1,314
                                                      --------------    -------------   --------------   --------------

Weighted-average common
  shares outstanding on a diluted basis                       10,915           11,964           11,313           11,984
                                                      ==============    =============   ==============   ==============

Diluted (loss) earnings per share                     $        (0.06)   $        0.20   $         0.32   $         0.79
                                                      ==============    =============   ==============   ==============

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending October 3, 1999 and is not expected to affect the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company in fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is not expected to materially affect the Company's financial position or results of operations.

8.   STATEMENT OF CASH FLOWS

For purposes of the unaudited Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments having a maturity of three months or less at the date of acquisition to be cash equivalents.

Supplementary information
-------------------------

                                                                      Nine Months            Nine Months
                                                                         Ended                  Ended
                                                                        July 4,                June 28,
                                                                         1999                    1998
                                                                    -------------          -------------
                                                                            (amounts in 000's)
Cash paid during the period for:
   Interest                                                         $       2,130          $       1,349
                                                                    =============          =============
   Income taxes                                                     $         306          $       6,763
                                                                    =============          =============

Non-cash financing activities:
  Conversions of subordinated debt into 2,852,829 shares of
       common stock                                                 $           -          $      33,733
                                                                    =============          =============

Business acquired in purchase transactions:
   Fair values of assets acquired                                   $      35,897          $       7,260
   Goodwill                                                                 1,091                  9,839
   Less liabilities assumed                                                (7,500)                (3,359)
                                                                    -------------          -------------

   Cash paid for acquisitions                                       $      29,488          $      13,740
                                                                    =============          =============

9.  ACQUISITIONS

On April 14, 1999, Microsemi acquired LinFinity Microelectronics, Inc. ("LinFinity"), a subsidiary of Symmetricom, Inc., located in Garden Grove, California. LinFinity manufactures analog and mixed signal integrated circuits
(ICs), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. In the most recent twelve-month period, LinFinity had sales of approximately $45,000,000. The purchase price was $24,125,000, which was funded with cash and bank borrowings. The Company also paid approximately

$363,000 for expenses related to this acquisition. The acquisition was accounted for under the purchase method. The Company's consolidated results of operations included those of LinFinity since the date of acquisition. The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair market values to the extent of the purchase price. Microsemi wrote off $1,950,000 of Acquired In-Process Research and Development related to this acquisition.

The following table reflects the unaudited pro forma combined results of operations of the Company and LinFinity as if the acquisition had occurred at the beginning of fiscal year 1998:

                                                      Nine months ended
                                               ---------------------------------
                                                 July 4, 1999     June 28, 1998
                                               ---------------   ---------------
                                              (in 000's, except per share data)
Net sales                                      $     154,169     $    156,277
Net income                                             4,099              876
Earnings per share                                       .36              .08

These unaudited pro forma results have been prepared for comparative purposes only and included certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal year 1998.

On June 28, 1999 the Company acquired, from L-3 Communications Corporation, certain assets of Narda Microwave East/Semiconductor Operation ("Narda") located in Lowell, Massachusetts for $5,000,000 in cash. The assets acquired are used in the manufacture of semiconductor components including varactor diodes, pin diodes, chip capacitors and Schottky devices used in telecommunications, wireless, satellite and industrial test/measurement applications. The results of operations of Narda prior to June 28, 1999 were not material to the Company's consolidated results of operations.

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

INTRODUCTION
------------

Microsemi Corporation is a multinational supplier of commercial analog integrated circuits and power and signal discrete semiconductors for the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial and medical markets. The Company's semiconductor products include analog and mixed signal integrated circuits, diodes, transistors and silicon controlled rectifiers (SCR's) which are used in virtually all electrical and electronic circuits. Typical functions include solid state switching, signal processing, voltage and power regulation, circuit protection and absorption of electrical surges and transient voltage spikes.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 4, 1999 COMPARED TO THE QUARTER
--------------------------------------------------------------------------------
ENDED JUNE 28, 1998.
--------------------

Net sales for the third quarter of fiscal year 1999 increased $9,467,000 to $48,758,000, from $39,291,000 for the third quarter of fiscal year 1998. Sales for the third quarter of fiscal year 1999 included $10,427,000 from the LinFinity division which was acquired in April 1999. Excluding sales from LinFinity, sales for the third quarter of current fiscal year decreased $960,000 compared to the same quarter of last year. This decrease was primarily due to lower demand for commercial satellite and telecommunications products.

Gross profit decreased $280,000 to $10,594,000 or 21.7% of sales for the current quarter of fiscal year 1999 from $10,874,000 or 27.7% of sales for the third quarter of fiscal year 1998. Gross profit in the third quarter of fiscal year 1999 included $2,016,000 from the LinFinity division. The decrease in gross profit was due to lower total sales and lower sales of commercial satellite products, which typically have higher margins than commercial products, and the effects of pricing pressure and lower utilization of plant capacity.

Selling expenses increased $890,000 to $4,165,000 for the current quarter of fiscal year 1999, compared to that of the corresponding period of the prior year. The increase was primarily due to the addition of the LinFinity division. General and administrative expenses increased $1,146,000 in the third quarter of fiscal year 1999 from the same period of fiscal year 1998. The increase was primarily due to the addition of the LinFinity division and amortization of goodwill related to the BKC acquisition. The charge for acquired in-process research and development of $1,950,000 was related to the LinFinity acquisition in the quarter ended July 4, 1999.

Interest expense increased $618,000 due to increase in borrowings related to the BKC and LinFinity acquisitions.

The effective tax rates of 37% and 38% in the quarters ended July 4, 1999 and June 28, 1998, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the current quarter effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 4, 1999 COMPARED TO THE
----------------------------------------------------------------------------
NINE MONTHS ENDED JUNE 28, 1998.
-------------------------------

Net sales for the nine months of fiscal year 1999 increased $3,129,000 to $127,666,000, from $124,537,000 for the nine months of fiscal year 1998. Sales in the current quarter included $10,427,000 from the LinFinity division, which was acquired in April 1999. The increase was partially offset by lower demand for the commercial satellite, telecommunications, computer and certain commercial products.

Gross profit decreased $3,529,000 to $31,045,000 or 24.3% of sales for the current nine months of fiscal year 1999 from $34,574,000 or 27.8% of sales for the first nine months of fiscal year 1998. Gross profit contributed by LinFinity for the nine-month period ended July 4, 1999 was $2,016,000. The decrease of gross profit was due to lower total sales and lower sales of commercial satellite products, which typically have higher margins than commercial products, effects of pricing pressures and lower utilization of plant capacity.

Selling expenses increased $2,359,000 to $10,665,000 for the first nine months of fiscal year 1999, compared to that of the corresponding period of the prior year. The increase was primarily due to the addition of the BKC and LinFinity divisions. General and administrative expenses increased $544,000 to $10,748,000 for the first nine months of fiscal year 1999, compared to $10,204,000 for the corresponding period of the prior year. The increase was primarily due to the addition of the BKC and LinFinity divisions; partially offset by lower incentive-related costs. The charge for acquired in-process research and development of $1,950,000 was taken in the third quarter of fiscal year 1999 upon completion of the LinFinity acquisition.

Interest expense increased $239,000 to $1,975,000 for the first nine months of fiscal year 1999 from $1,736,000 for the first nine months of fiscal year 1998; primarily due to the higher borrowings related to the LinFinity acquisition in April 1999; partially offset by the interest savings from the conversions of debt in fiscal year 1998.

The effective tax rates of 37% and 38% in the nine months ended July 4, 1999 and June 28, 1998, respectively, were the combined result of taxes computed on foreign and domestic income. The decrease in the effective tax rate is primarily attributable to expected changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Microsemi Corporation's operations in the nine months ended July 4, 1999 were funded with internally generated funds and borrowings under the Company's revolving line of credit, which expires in March 2003. Under this line of credit, the Company can borrow up to $30,000,000. As of July 4, 1999, $19,550,000 was borrowed under this credit facility. At July 4, 1999, the Company had $7,400,000 in cash and cash equivalents.

In April 1999 the Company obtained a new credit agreement with its banks which included a term loan of $30,000,000 and the previously mentioned revolving line of credit of $30,000,000 to finance the LinFinity acquisition and to pay off the existing term loan and the revolving line of credit.

The $30,000,000 term loan is secured by substantially all of the assets of the Company. It bears an interest rate at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to EBITDA. It requires quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003 and monthly interest payments. The terms of the term loan contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases. The required principal payment of $1,000,000 due in June 1999, was paid as agreed in the terms of the loan.

The $30,000,000 revolving line of credit expires in March 2003 and is secured by substantially all of the assets of the Company. It bears an interest at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases.

An Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The remaining balance of $2,075,000 is due in May 2000.

An Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana Industrial Development Authority for the improvements and construction of new facilities at the Company's Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. The Company pays an annual commitment fee of 2% for this letter of credit.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,665,000 of this loan remained outstanding at July 4, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $1,870,000 of these notes remained outstanding at July 4, 1999.

On April 14, 1999, Microsemi acquired LinFinity, a subsidiary of Symmetricom, Inc. LinFinity manufactures analog and mixed signal integrated circuits (ICs), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. In the most recent twelve-month period, LinFinity had sales of approximately $45,000,000. The total cost of this acquisition was approximately $24,500,000, which was funded with cash and bank borrowings.

On June 28, 1999 Microsemi acquired assets of Narda Microwave Semiconductor. The acquired assets are used in the manufacture of semiconductor components including varactor diodes, pin diodes, chip capacitors and Schottky devices. The purchase price was $5,000,000 in cash.

Microsemi has repurchased 759,950 shares of its common stock for $6,073,000 in the nine months ended July 4, 1999.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Adverse changes could result from any number of factors, including fluctuations in economic conditions, potential effects of inflation, lack of earnings visability, dependence upon a small number of customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and Year 2000 problems of the Company and/or third parties. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-Q or in the Company's Form 10-K filed with the Securities and Exchange Commission for the prior fiscal year. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, investors are cautioned against placing undue reliance thereon. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved, and the Company does not undertake to update such information. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's annual report in the Form 10-K as filed on December 28, 1998 with the Securities and Exchange Commission, and elsewhere in that Form 10-K, including but not limited to under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

ORDER BACKLOG
-------------

The Company's consolidated order backlog was $64,000,000, including $11,000,000 from LinFinity, as of July 4, 1999, compared to $59,000,000 at June 28, 1998 and $51,000,000 at September 27, 1998.

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


YEAR 2000
---------

The information below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

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

Factory equipment includes automated test equipment and test data collection systems. The high reliability nature of the Company's products calls for test, test data collection and data retention. This need is generally called for in product performance specifications, such as mil PF 19500. Microsemi is taking an inventory of factory and facility equipment to determine their Y2K readiness. The Company estimates this inventory will be finished, and a compliance report and a contingency plan will be presented to management by September 1999.

The initial study of the impact of the internal information system (business system software) has been completed and non-compliant items have been identified. Approximately 85% of the Company's business software is Y2K compliant. The Company is in the process of installing Y2K compliant software for the remaining units of the Company. The Company is planning to complete the installation of Y2K compliant business system software at its five largest units by September 1999 and the remaining small units by December 1999. The Company is planning to develop a contingency plan by September 1999.

Networking and telecommunication hardware and software are Y2K compliant. The Company has taken an inventory and assessed Y2K compliance of desktop computers. This project was completed in June 1999.

The Company is currently engaged in surveying customers, suppliers, service providers and business partners, including banks and other financial institutions to determine whether they are Y2K compliant. The survey is partially complete and, accordingly, Microsemi is unable to evaluate the extent to which such entities may be Y2K compliant and the effect that any non-compliance might have. The Company anticipates cooperation in these efforts from its customers, suppliers, service providers and business partners; however, the Company has no control and no assurance of their cooperation as well as their Y2K readiness. Microsemi is expecting to have an internal contingency plan for non-Y2K compliance of its customers, suppliers, service providers and business partners by September 1999.

The activities of the Company's Y2K project teams include the development of contingency plans. Due to the complexity of the Y2K issues, there can be no assurance that such plans will be sufficient to address all internal and external failures or that unresolved or undetected Y2K issues will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The contingency plans, even if successful and effective, may result in loss of efficiencies, increased costs, and other adverse effects on the Company's business and operations.

The Company estimates that the expenses to date for the Y2K project have been approximately $1,250,000. Completion of the project is expected to require an additional expenditure of $400,000 by December 1999.

Microsemi believes that its Y2K project teams have identified all of the Company's material Y2K issues in the course of their assessments. However, given the pervasiveness of Y2K issues and the complexity of and interrelationships among Y2K issues, both internal and external, there can be no assurance that Microsemi will be able to identify and accurately evaluate all such issues. Identification of these issues is crucial to an effective remediation plan. In the process of compiling an inventory of and developing the remediation plan for Y2K issues, the Company may discover material undetected or unanticipated Y2K issues that will require substantial time and significant expense to address and that certain known issues may take longer and may be more costly to remedy. Further, any delayed or unsuccessful remediation of Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing international operations, errors in accounting, and such indirect adverse effects as claims by third parties against the Company that may relate thereto. In addition, if Y2K problems experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Disruption in and throughout the global economy resulting from Y2K issues may have a chain reaction and could also have materially adverse affects on the Company. The Company believes that such disruption is especially likely in foreign countries, including those of Europe and Asia, whose Y2K compliance programs are believed to trail those in the United States. However, no assurance is given as to Y2K readiness in the United States, whose technological infrastructure is especially complex and interrelated. The occurrence of any of the aforementioned or other risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including but not limited to such effects on the Company's foreign operations. In addition, insurance coverage for the risks described above may be unavailable or available only at prohibitive costs and the Company may be responsible itself for all of the potential adverse financial effects thereof.

Recently Issued Accounting Standard
-----------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending October 3, 1999 and is not expected to affect the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company in fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is not expected to affect the Company's financial position or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

               Inapplicable

Item 2.  Changes in Securities
         ---------------------

               The terms of the Company's new credit agreement restrict payment of cash dividends or share repurchases.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

               Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibit:

               Exhibit 10.85 Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent

               Exhibit 27 Unaudited Financial Data Schedule for the nine months ended July 4, 1999.

          (b)  Reports on Form 8-K:

               On April 29, 1999, the completion of the acquisition of LinFinity Microelectronics, Inc. was reported on Form 8-K under Item 2 and the related Agreement and Plan of Reorganization dated February 10, 1999 was filed as an exhibit thereto under Item 7.

               On June 28, 1999, financial information and pro forma financial information regarding the acquisition of LinFinity
               Microelectronics, Inc. was reported on Form 8-K/A and filed as an exhibit thereto under Item 7.

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


DATED:   August 13, 1999