Form 10-K
period 1999-10-03
MICROSEMI CORP
filed 1999-12-27
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 3, 1999
                                             ---------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission file number # 0-8866

                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of Registrant as specified in its charter)

                       Delaware                       95-2110371
           -------------------------------       -------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)       Identification No.)

               2830 South Fairview Street, Santa Ana, CA  92704
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 29, 1999 was approximately $37,948,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed for this purpose to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on November 29, 1999 was 10,919,979.

Documents Incorporated by Reference
-----------------------------------

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 29, 2000. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended October 3, 1999.

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

Microsemi Corporation is a global supplier of power management, power conditioning, transient suppression and RF/Microwave semiconductor devices. It serves the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets with high-reliability and analog integrated circuits and power and signal discrete semiconductors.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-K. (See Part I, Item 3; and Part II, Items 5, 7 and
8). Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against undue weight to forward-looking statements.

PRODUCTS
--------

Microsemi Corporation is a global supplier of commercial and high-reliability analog integrated circuits and power and signal discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

The Company's analog and mixed-signal integrated circuit ("IC") products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits ("SLICs") which perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products ("ASSPs"), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators ("LDOs") and pulse width modulators ("PWMs"), and differentiated ASSP products such as backlight inverters, audio amplification ICs and small computer standard interface ("SCSI") terminators.

Major discrete products are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors and a family of subminiature high power transient suppressor diodes. The Company also manufactures discrete semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in computer systems.

A partial list of applications of the Company's discrete semiconductor products includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems. The Company's integrated circuit products are used in computer and data storage, lighting, automotive, telecommunications, test instruments, defense and space equipment, high-quality sound reproduction and data transfer.

The Company currently serves a broad group of customers including Motorola, Lockheed-Martin, Boeing, Hughes, Medtronic, Alcatel, Samsung, Lucent Technologies, Bosch Telecom, Compaq, 3-Com and Recotron.

MARKETING
---------

Microsemi Corporation is a global supplier of power management, power conditioning, transient suppression and RF/Microwave semiconductor products. It serves the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets with high-reliability and commercial analog integrated circuits and power and signal discrete semiconductors.

The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 1999, the Company's domestic sales accounted for approximately 65% of the Company's revenues, of which sales representatives and distributors accounted for approximately 30% and 24%, respectively. The Company has direct sales offices in many metropolitan areas including Los Angeles, Garden Grove, Santa Ana, Phoenix, Denver, Chicago, Minneapolis, Montgomeryville, Boston, Long Island, West Palm Beach, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 35% of fiscal year 1999 sales.

No one customer accounted for more than 6% of the Company's revenue in fiscal year 1999. However, approximately 28% of the Company's business is to customers whose principal sales are to the U.S. Government.

RESEARCH AND DEVELOPMENT
------------------------

The Company believes that continuing timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs outside consultants to assist with product design.

The Company spent approximately $4,002,000, $1,532,000 and $1,161,000 in fiscal years 1999, 1998 and 1997, respectively, for research and development, none of which was customer sponsored.

The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its businesses.

MANUFACTURING AND SUPPLIERS
---------------------------

The Company's principal domestic manufacturing operations are located in Santa Ana and Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments.

The Company's domestic plants manufacture and process all products and assemblies starting from purchased silicon wafers and piece parts. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

A major portion of the Company's semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, "burn in" and electrical tests in order to prove and assure reliability.

The Company purchases silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments which are cancelable with 30 to 90 days notice. With the exception of glass sleeves for high reliability diode products and glass to metal sealed parts for computer diode and zener diode products, all materials are available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of vendors' inability to supply the parts. The Company believes that it stocks adequate supplies for all materials, based upon backlog, delivery lead time and anticipated new business. In the ordinary course of business, the Company enters into purchase agreements with some of its major suppliers to supply products over periods of up to 18 months.

The Company also purchases a portion of its finished wafers from foundry sources. If a foundry were to terminate its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any reason, such as a natural disaster or another unforeseen event, the Company may not have sufficient time to replace the supply of products manufactured by that foundry.

Certain subcontract suppliers provide packaging and testing for the Company's products necessary to deliver finished products. The Company pays those suppliers for assembled or fully tested products meeting predetermined specifications. After wafer level testing, the silicon wafers are separated into individual dice that are then assembled into packages and tested in accordance with the Company's test procedures.

There can be no assurance that the Company will obtain sufficient supply of product from foundry or subcontract assembly sources to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high demand for foundry services, and may become substantially more difficult if the Company's product requirements increase significantly. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times.

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

The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in the Company's U.S. plants and assembles, tests and finishes the products. The plant is also approved for assembly of certain military specified diodes.

The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Supply Center Colombus (DSCC) approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-PRF-19500 and is also European Space Agency qualified. A trading company at this facility services European customers with products from Microsemi U.S. and Asian locations.

SALES TO FOREIGN CUSTOMERS
--------------------------

Sales to foreign customers represented approximately 35%, 23% and 22% of net sales for the 1999, 1998 and 1997 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including financial or political instability, currency fluctuations, changes in the effective price of goods in local currencies, the effect of trade sanctions, embargoes, or changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally; any of these factors and other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales. Many of the Company's customers, including space customers, provide the Company minimal information on future ordering plans. Therefore, fluctuations in backlog can be unpredictable.

ORDER BACKLOG
-------------

The Company's consolidated order backlog at October 3, 1999, for delivery within twelve months, was $66,700,000, as compared to $51,000,000 at September 27, 1998. The backlog at October 3, 1999 included $12,000,000 and $2,700,000 for LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products, Inc. ("MMP"), which were acquired in April and June 1999, respectively. The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders.

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

COMPETITION
-----------

The markets in which the Company competes are extremely competitive. The Company expects that competition will increase. The principal factors of competition in the Company's markets include performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors and the emergence of new technologies.

The Company competes in the semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market, the Company believes that it possesses a considerable share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Semiconductor, Inc., Texas Instruments, Semtech, Linear Tech, Maxim, Dallas Semiconductor, Vishay, Fairchild Semiconductor and International Rectifier, which are significantly larger than Microsemi and have greater resources and larger market shares. In addition, we have licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive with ours. For instance, in a license and supply agreement with LinFinity, IMP, Inc. has the right to manufacture, market and sell a line of SCSI products through its own sales force in direct competition with LinFinity. The Company believes that it is well regarded by its customers in the high reliability area, where competition is dependent less on price and more on product reliability and performance. Commercial products are under extreme price pressure due to intense price competition. The market for analog ICs is also intensely competitive. With respect to application-specific data communications devices, our principal competitors are Dallas Semiconductor, IMP, Inc., and Texas Instruments. In the area of integrated circuit products, because the markets are diverse and highly fragmented, we expect to encounter different competitors on different products. Our principal competitors are expected to include Linear Technology Corporation, IMP, Inc., Maxim Integrated Products, Inc., Analog Devices Inc., Dallas Semiconductor, Micrel, Motorola, National Semiconductor Corporation, Semtech, Texas Instruments and certain European and Asian manufacturers. Due to the increasing demands for analog circuits, we expect intensified competition from existing suppliers and from the entry of new competitors. Increased competition could adversely affect our financial condition or results of operations.

There can be no assurance that the Company will be able to compete successfully in the future. The Company's ability to compete successfully is dependent upon its response to the entry of new competitors, the average selling prices received for its products, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by the Company or its competitors, continued improvement of existing products, changes in overall worldwide market and economic conditions, cost effectiveness, quality, service and market acceptance of the Company's products. Price competition in the industry is intense and may increase, which may have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to compete successfully as to price or any of these other factors. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. The Company's future success will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

CHANGES IN TECHNOLOGY
---------------------

The semiconductor market is subject to changes in technologies and industry standards. To remain competitive, the Company must continue to devote resources to advance process technologies, to increase product performance, to improve manufacturing yields and to improve the mix between the Company's shipment of military and commercial product and between its high cost and low cost products. There can be no assurance that the Company's competitors will not develop new technologies that are superior to the Company's technology.

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

If the Company's products were found to violate a patent or other right of a third party, the Company's business could be adversely affected. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan, China and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

MANUFACTURING RISKS
-------------------

The Company's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Minute impurities or other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of its facilities were interrupted for any reason. There can be no assurance that the Company will not experience manufacturing difficulties in the future.

The Company subcontracts a portion of its wafer fabrication to outside foundries. There are a number of foundries which, given appropriate lead times, could meet some of our needs. However, we cannot guarantee that we will be able to meet our customers required delivery schedules. Because of the unique nature of our manufacturing processes, it would be difficult for us to arrange for independent suppliers to make wafers for us in a short period of time. If a fire, natural disaster or any other event prevents us from operating the factory for more than a few days, our revenue and financial condition could be severely impacted. We believe that we have sufficient manufacturing capacity to meet our near term plans although prolonged problems with any specific piece of equipment could cause us to miss our goals.

We purchase most of our raw materials, including silicon wafers, on a purchase order basis from a limited number of vendors. If our subcontractors or our vendors are unable to provide these services or materials in the future our relationships with our customers could be seriously affected and our revenues and financial condition could be severely damaged.

After certain wafers are fabricated and tested, they are sent to contract assembly houses to be packaged. Our integrated circuit products are packaged and tested by a limited number of third party subcontractors in Asian countries. Some of the raw materials included in these operations are obtained from sole source suppliers. Although we seek to reduce our dependence on sole and limited source suppliers both for assembly services and for materials, disruption or financial, operational, production or quality assurance difficulties at any of these sources could occur and cause us to have severe delivery problems.

EMPLOYEES
---------

On October 3, 1999, the Company employed 1,884 persons domestically including 148 in engineering, 1,474 in manufacturing, 128 in marketing and 134 in general management and administration. Additionally, 555 persons were employed in the Company's Hong Kong, Bombay, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

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

CHANGE OF CONTROL PROVISIONS
----------------------------

The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law which may deter the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.

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

RISKS RELATED TO ACQUISITIONS
------------------------------

The Company's strategy to increase its revenue and the markets it serves has included and may continue to include acquisition of complementary businesses.
In and prior to fiscal year 1999 the Company has consummated acquisitions of businesses and product lines and may continue to make acquisitions. There can be no assurance that the Company will be able to identify, acquire or manage such companies or products or successfully integrate such operations into those of the Company without encountering unanticipated costs, liabilities, obligations, delays or other problems. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company.
There can be no assurance that suitable acquisition candidates will be available or that acquisitions will be obtainable on terms acceptable to the Company.

ITEM 2.   PROPERTIES
          ----------

The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company owns office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado; Watertown, Massachusetts; Montgomeryville, Pennsylvania; Riviera Beach, Florida; Ennis, Ireland; Bombay, India; and Hong Kong and leases office, engineering and production facilities in Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. As described in Note 7 to the Consolidated Financial Statements, the acquisitions of land, buildings and additions in Santa Ana and Broomfield were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In Broomfield, Colorado, the owner of a property located adjacent to the manufacturing facility owned by a subsidiary of the Company filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the property. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation.



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

                                                   HIGH            LOW
                                                 --------        --------
     Fiscal Year ended October 3, 1999

     1st Quarter                                 $ 12 5/8        $  7 3/8
     2nd Quarter                                   12 3/4           7
     3rd Quarter                                    9 7/8           7 1/4
     4th Quarter                                   10 3/16          7 1/16

                                                   HIGH            LOW
                                                 --------        --------
     Fiscal Year ended September 27, 1998

     1st Quarter                                 $17 3/4         $13 7/8
     2nd Quarter                                  22              15 1/2
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

  (b)  Approximate Number of Common Equity Security Holders
       ----------------------------------------------------

                                                Approximate Number of
                                                    Record Holders
                Title of Class                 (as of October 3, 1999)
                --------------                 -----------------------
           Common Stock, $.20 Par Value                465 (1)

           (1) The number of stockholders of record includes the beneficial holders of shares held in one "nominee" or "street name", as a unit.

  (c)  Dividends
       ---------

  The Company has not paid dividends in the last five years and has no current plans to do so.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                       For the five fiscal years in the period ended
                                                                    October 3, 1999
                                            ------------------------------------------------------------------
                                                1999          1998          1997          1996          1995
                                            ----------    ----------    ----------    ----------    ----------
                                                       (Amounts in 000's except per share amounts)
Selected Income Statement Data:
------------------------------

Net sales                                   $  185,081    $  164,710    $  163,234    $  157,435    $  133,881

Gross profit                                $   40,870    $   47,285    $   45,960    $   43,135    $   36,550

Operating expenses                          $   35,781    $   26,826    $   23,441    $   24,184    $   21,034

Net income                                  $    1,499    $   11,322    $   11,051    $    8,100    $    6,053

Earnings per share:

   Basic                                    $      .13    $     1.05    $     1.30    $     1.03    $      .79

   Diluted                                  $      .13    $      .98    $     1.03    $      .80    $      .64

Weighted average shares outstanding:

   Basic                                        11,131        10,735         8,493         7,828         7,659

   Diluted                                      11,244        11,956        11,901        11,772        11,606

Selected Balance Sheet Data:
---------------------------

Working capital                             $   43,050    $   57,063    $   55,813    $   49,556    $   45,714

Total assets                                $  181,601    $  145,088    $  135,194    $  113,014    $  103,534

Long-term debt                              $   31,381    $   18,667    $   47,621    $   46,420    $   48,398

Stockholders' equity                        $   82,444    $   87,017    $   41,909    $   29,408    $   21,110

In fiscal year 1999, $4,002,000 of Research and Development was included in operating expenses. Research and Development of $1,532,000, $1,161,000, $1,020,000, $755,000 for fiscal years 1998, 1997, 1996 and 1995 have been reclassified from cost of sales to operating expenses accordingly.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 1999 COMPARED TO THE FISCAL YEAR 1998.
--------------------------------------------------------------------------------

Net sales for fiscal year 1999 increased $20,371,000 to $185,081,000, from $164,710,000 for fiscal year 1998. The total revenues included $27,297,000 from the LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products ("MMP") divisions, which were acquired in April and June 1999, respectively. Excluding sales from LinFinity and MMP, sales for the current fiscal year decreased $6,926,000 compared to last year. During fiscal 1999, the demand for commercial space products was lower than prior years; however, the decrease was partially offset by an increase in other commercial products.

Gross profit decreased $6,415,000 to $40,870,000 for the current fiscal year from $47,285,000 for the prior year. Gross profit in the current fiscal year included $8,518,000 from the LinFinity and MMP divisions. As a percentage of sales, gross profit decreased to 22.1% for fiscal year 1999 from 28.7% for fiscal year 1998. The decrease was due to change of product sales mix, with lower sales of commercial space products, which typically have higher margins than other commercial products, the effects of pricing pressure and lower utilization of plant capacity. Gross profit was also adversely affected by a $5,951,000 inventory charge to cost of sales. The charge was made because of reductions in estimates of utilization and realizable value of certain inventories resulted from recent changes in market conditions and customer requirements. The Company has experienced heightened competition and commercialization of its military business, lower demands for its commercial satellite products and recent initiatives by satellite customers to use lower cost parts in their programs.

Operating expenses increased $8,955,000 to $35,781,000 for fiscal year 1999 compared to fiscal year 1998. The increase was primarily due to the addition of the LinFinity and MMP divisions and two design centers located in San Jose and San Diego, California. The increase was also due in part to the charge for acquired in-process research and development of $1,950,000, which was related to the LinFinity acquisition in April 1999.

Interest expense increased $964,000 to $3,112,000 for fiscal year 1999 from $2,148,000 in fiscal year 1998, due to increase in borrowings to finance the acquisitions.

The effective income tax rates of 23% and 38% for fiscal years 1999 and 1998, respectively, were the combined results of taxes computed on foreign and domestic income. The decrease in the fiscal year 1999 effective tax rate was primarily attributable to changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions, benefit of Foreign Sales Corporation, and the benefit of tax credits.

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

Gross profit increased $1,325,000 to $47,285,000 for the fiscal year 1998 from $45,960,000 for the prior year due to higher sales. As a percentage of sales, gross profit increased to 28.7% for fiscal year 1998 from 28.2% for fiscal year 1997. The increase was primarily due to higher margin from PPC and BKC sales compared to lower margins for GMI sales in fiscal year 1997.

Operating expenses increased $3,385,000 to $26,826,000 for fiscal year 1998 compared to fiscal year 1997. The increase was primarily due to the addition of PPC and BKC, partially offset by the decrease in operating expenses from GMI, which was sold in December 1997.

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

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

Cash provided by operating activities was $16,130,000, $12,569,000 and $15,587,000 for fiscal years 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities in 1999 compared to 1998 was primarily attributable to changes in earnings and inventories. The decrease in cash provided by operating activities in 1998 compared to 1997 was primarily attributable to increase in inventories and a decrease in accounts payable.

Net cash used by investing activities was $40,339,000, $15,616,000 and $11,253,000 in 1999, 1998 and 1997, respectively. The increase in fiscal year 1999, compared to fiscal year 1998, was primarily due to the acquisitions of LinFinity and MMP. The increase in fiscal year 1998, compared to fiscal year 1997, was primarily due to the acquisition of BKC; partially offset by the sale of GMI.

Net cash provided by financing activities in 1999 was $22,273,000 and $6,681,000 for fiscal years 1999 and 1998, respectively. Net cash used in financing activities was $2,231,000 in fiscal year 1997. The net cash provided by financing activities in fiscal years 1999 and 1998 was proceeds from the bank loans to finance the acquisitions; partially offset by payments of the Company's debt. The net cash used in financing activities in fiscal year 1997 was primarily a result of payments on the Company's debt.

Microsemi Corporation's operations in the fiscal year 1999 were funded with internally generated funds and borrowings under the Company's revolving line of credit, which expires in March 2003. Under this line of credit, the Company can borrow up to $30,000,000. As of October 3, 1999, $18,500,000 was borrowed under this credit facility. At October 3, 1999, the Company had $7,624,000 in cash and cash equivalents.

In April 1999, the Company obtained a new credit agreement with its banks, which included a term loan of $30,000,000 and the aforementioned revolving line of credit of $30,000,000 to finance the LinFinity acquisition and to pay off the then existing term loan and revolving line of credit.

The $30,000,000 term loan is secured by substantially all of the assets of the Company. It bears an interest rate at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings before Interest expense (net of interest income), Income Taxes, Depreciation and Amortization, ("EBITDA"). It requires monthly interest payments and quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003.  As of October 3, 1999, $18,500,000
was borrowed under this term loan. The terms of the term loan contain covenants regarding net worth and working capital and restrict payment of cash dividends or share repurchases. The Company was in compliance with the terms of the loan at October 3, 1999.

The $30,000,000 revolving line of credit expires in March 2003 and is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.50% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases. The Company was in compliance with the terms of the loan at October 3, 1999.

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

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,530,000 of this loan remained outstanding at October 3, 1999.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments over various periods through September 2009. $1,794,000 of these notes remained outstanding at October 3, 1999.

In April 1999, Microsemi acquired LinFinity, a subsidiary of Symmetricom, Inc. LinFinity manufactures analog and mixed signal integrated circuits ("ICs"), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. In the most recent twelve-month period, LinFinity had sales of approximately $51,000,000. The total cost of this acquisition was approximately $24,510,000, which was funded with cash and bank borrowings.

In June 1999, Microsemi Microwave Products, Inc., a subsidiary of the Company, acquired assets of Narda Microwave Semiconductor. The acquired assets are used in the manufacture of semiconductor components including varactor diodes, pin diodes, chip capacitors and Schottky devices. The total cost of this acquisition was $5,060,000.

In June 1999, Microsemi finalized a lease agreement for a building located in Santa Ana, California. The lease requires a current rental payment of $23,217 per month. This transaction was recorded as a purchase at the present value of the lease payments.

In September 1998, Microsemi repurchased 114,037 shares of its common stock for $840,000 that was paid in fiscal 1999. Microsemi repurchased 759,950 shares of its common stock for $6,074,000 in fiscal year 1999.

The Company has no other significant capital commitments.

Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

YEAR 2000 READINESS DISCLOSURE
------------------------------

The information below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Microsemi has made and will continue to make certain investments in its equipment and business system and application software to ensure the Company is year 2000 ("Y2K") compliant.

The Company established a global Y2K team as well as local site teams to address the issues and to ensure that all aspects of its business will be Y2K compliant. These teams were studying business system software and hardware, equipment and software used in the manufacturing of product, facilities, telecommunications and internal network. The global and the local site teams consisted of management as well as operational and information technology staff members. The global Y2K team was formed to address company-wide Y2K issues, such as overall project integration and management, project schedules and report to management. Local site teams addressed research and remediation for site-specific equipment, facilities, customers, suppliers and other business partners. The teams' responsibilities included the following functional areas: (1) factory equipment and facilities, (2) business system software, (3) desktop computers, telecommunications system and network hardware and software systems, and (4) customers, suppliers, and business partners.

Factory equipment includes automated test equipment and test data collection systems. The high reliability nature of the Company's products calls for test, test data collection and data retention. This need is generally called for in product performance specifications, such as MIL-PRF-19500. The factory and facility equipment are Y2K compliant.

The study of the impact of the internal information system (business system software) was completed. The Company had installed Y2K compliant software at all non-compliant units. This project was completed in November 1999.

Networking and telecommunication hardware and software are Y2K compliant. The Company took an inventory and replaced all necessary desktop computers. This project was completed in June 1999.

The Company surveyed its customers, suppliers, service providers and business partners, including banks and other financial institutions about their Y2K readiness. The Company's major vendors and service providers are Y2K compliant. The company believes that it has sufficient inventories to avoid business interruption due to late deliveries from its vendors. In most cases, the Company has multiple sources of supplies. The sole source supplier of the Company has sufficient supplies on hand for Microsemi.

The activities of the Company's Y2K project teams include the development of contingency plans. Due to the complexity of the Y2K issues, there can be no assurance that such plans will be sufficient to address all internal and external failures or that undetected Y2K issues will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The contingency plans, even if successful and effective, may result in loss of efficiencies, increased costs, and other adverse effects on the Company's business and operations.

The Company estimates that the expenses to date for the Y2K project have been approximately $1,600,000. Completion of the project is expected to require an additional expenditure of $200,000.

Microsemi believes that its Y2K project teams identified all of the Company's material Y2K issues in the course of their assessments. However, given the pervasiveness of Y2K issues and the complexity of and interrelationships among Y2K issues, both internal and external, there can be no assurance that Microsemi identified and accurately evaluated all such issues. Identification of these issues is crucial to effective remedies. Further, any undetected Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing its operations, errors in accounting, and such indirect adverse effects as claims by third parties against the Company that may relate thereto. In addition, if Y2K problems experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Disruption in and throughout the global economy resulting from Y2K issues may have a chain reaction and could also have materially adverse affects on the Company. The Company believes that such disruption could be likely in foreign countries, including those of Europe and Asia, whose Y2K compliance programs are believed to trail those in the United States. However, no assurance is given as to Y2K readiness in the United States, whose technological infrastructure is especially complex and interrelated. The occurrence of any of the aforementioned or other risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including but not limited to such effects on the Company's foreign operations. In addition, insurance coverage for the risks described above may be unavailable or available only at prohibitive costs and the Company may be responsible itself for all of the potential adverse financial effects thereof.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                    MICROSEMI CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements
                         -----------------------------


     1.   Consolidated Financial Statements                             Page
          ---------------------------------                             ----

          Report of Independent Accountants                              18

          Consolidated Balance Sheets at October 3, 1999
           and September 27, 1998                                        19

          Consolidated Income Statements for each of the three
           fiscal years in the period ended October 3, 1999              20

          Consolidated Statements of Stockholders' Equity for each
           of the three fiscal years in the period ended
           October 3, 1999                                               21

          Consolidated Statements of Cash Flows for each of the
           three fiscal years in the period ended October 3, 1999        22

          Notes to Consolidated Financial Statements                     23

     2.   Financial Statement Schedule
          ----------------------------

          Schedule for the fiscal years ended October 3, 1999, September 27, 1998 and September 28, 1997.

          Schedule
          --------

          II - Valuation and Qualifying Accounts                         40

          Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Microsemi Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 3, 1999 and September 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Costa Mesa, California
November 22, 1999

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (amounts in 000's)

                                                           October 3,             September 27,
                                                              1999                    1998
                                                          ------------           --------------
ASSETS

Current assets:
  Cash and cash equivalents                               $      7,624           $      9,610
  Accounts receivable, less allowance for doubtful
    accounts, $3,805 in 1999 and $2,457 in 1998                 31,775                 23,094
  Inventories                                                   56,925                 54,433
  Deferred income taxes                                          7,282                  6,049
  Other current assets                                           2,128                  1,319
                                                          ------------           ------------

  Total current assets                                         105,734                 94,505
                                                          ------------           ------------

Property and equipment, net                                     54,946                 35,554
                                                          ------------           ------------

Deferred income taxes                                              862                      -
                                                          ------------           ------------

Goodwill and other intangible assets, net                       12,218                  9,729
                                                          ------------           ------------

Other assets                                                     7,841                  5,300
                                                          ------------           ------------

TOTAL ASSETS                                              $    181,601           $    145,088
                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and others                       $     18,545           $      6,172
  Current maturities of long-term debt                           8,422                  4,339
  Accounts payable                                              11,247                  6,656
  Accrued liabilities                                           17,292                 14,401
  Income taxes payable                                           7,178                  5,874
                                                          ------------           ------------

  Total current liabilities                                     62,684                 37,442
                                                          ------------           ------------

Long-term debt                                                  31,381                 18,667
                                                          ------------           ------------

Other long-term liabilities                                      5,092                  1,962
                                                          ------------           ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.20 par value; authorized 20,000
    shares; issued 10,920 in 1999 and 11,666 in 1998             2,184                  2,333
  Capital in excess of par value of common stock                46,695                 49,896
  Retained earnings                                             34,561                 35,734
  Accumulated other comprehensive loss                            (996)                  (946)

                                                          ------------           ------------
  Total stockholders' equity                                    82,444                 87,017
                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    181,601           $    145,088
                                                          ============           ============

        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
    For each of the three fiscal years in the period ended October 3, 1999
                 (amounts in 000's, except earnings per share)

                                                        1999           1998           1997
                                                       -------        -------        -------

Net sales                                           $  185,081     $  164,710     $  163,234
Cost of sales                                          144,211        117,425        117,274
                                                    ----------     ----------     ----------
       Gross profit                                     40,870         47,285         45,960
                                                    ----------     ----------     ----------

Operating expenses:
Selling                                                 14,010         10,939          9,226
General and administrative                              14,424         13,839         12,833
Amortization of goodwill and intangible assets           1,395            516            221
Research and development                                 4,002          1,532          1,161
Acquired in-process research and development             1,950              -              -
                                                    ----------     ----------     ----------
       Total operating expenses                         35,781         26,826         23,441
                                                    ----------     ----------     ----------

       Income from operations                            5,089         20,459         22,519
                                                    ----------     ----------     ----------

Other expenses:
  Interest expense                                      (3,112)        (2,148)        (3,684)
  Other                                                    (36)           (50)          (329)
                                                    ----------     ----------     ----------
       Total other expenses                             (3,148)        (2,198)        (4,013)
                                                    ----------     ----------     ----------

Income before income taxes                               1,941         18,261         18,506
Provision for income taxes                                 442          6,939          7,455
                                                    ----------     ----------     ----------

Net income                                          $    1,499     $   11,322     $   11,051
                                                    ==========     ==========     ==========

Basic earnings per share                            $     0.13     $     1.05     $     1.30
                                                    ==========     ==========     ==========

Diluted earnings per share                          $     0.13     $     0.98     $     1.03
                                                    ==========     ==========     ==========



        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    For each of the three fiscal years in the period ended October 3, 1999
                              (amounts in 000's)

                                                   Common Stock
                                     ----------------------------------------                 Accumulated
                                                                  Capital in                     other
                                                                   excess of                    compre-
                                                                 par value of     Retained      hensive
                                       Shares         Amount     common stock     earnings        loss         Total
                                      ---------     ---------    ------------     ---------   -----------   ---------
Balance at September 29, 1996            7,908      $  1,582     $   14,895     $  13,691    $     (760)    $  29,408

  Exercise of employee stock
   options                                 228            45            442             -             -           487
  Treasury stock repurchased
   and canceled                            (15)           (3)          (187)            -             -          (190)

  Conversion of debt                       615           123          1,047             -             -         1,170
  Comprehensive income                       -             -              -        11,051           (17)       11,034
                                     ---------      --------     ----------      --------     ---------     ---------

Balance at September 28, 1997            8,736         1,747         16,197        24,742          (777)       41,909

  Exercise of employee stock
   options                                 191            38            519             -             -           557
  Treasury stock repurchased and
   canceled                               (114)          (22)          (488)         (330)            -          (840)

  Conversion of debt                     2,853           570         33,668             -             -        34,238
  Comprehensive income                       -             -              -        11,322          (169)       11,153
                                     ---------      --------     ----------      --------     ---------     ---------

Balance at September 27, 1998           11,666         2,333         49,896        35,734          (946)       87,017

  Exercise of employee stock
   options                                  14             3             49             -             -            52
  Treasury stock repurchased and
   canceled                               (760)         (152)        (3,250)       (2,672)            -        (6,074)

  Comprehensive income                       -             -              -         1,499           (50)        1,449
                                     ---------      --------     ----------      --------     ---------     ---------

Balance at October 3, 1999              10,920      $  2,184     $   46,695      $ 34,561     $    (996)    $  82,444
                                     =========      ========     ==========      ========     =========     =========

        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For each of the three fiscal years in the period ended October 3, 1999
                               (amounts in 000's)

                                                                           1999           1998           1997
                                                                      ----------     ----------     ----------
Cash flows from operating activities
Net income                                                            $    1,499     $   11,322     $   11,051
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                          8,818          5,281          4,257
    Allowance for doubtful accounts                                         (611)          (182)           506
    Provision for excess and obsolete inventories                          5,951              -              -
    Loss on disposition and retirement of assets                               -             93              9
    Acquired in-process research and development                           1,950              -              -
    Deferred income taxes                                                 (2,095)          (212)          (712)
    Change in assets and liabilities, net of acquisitions and
         disposition:
      Accounts receivable                                                    179             72           (215)
      Inventories                                                         (2,069)        (3,656)        (1,719)
      Other current assets                                                   381          2,662         (3,098)
      Other assets                                                             -          1,301            786
      Accounts payable                                                     1,017         (3,210)         2,853
      Accrued liabilities                                                   (194)          (915)           820
      Income taxes payable                                                 1,304             13          1,049
                                                                      ----------     ----------     ----------
              Net cash provided by operating activities                   16,130         12,569         15,587
                                                                      ----------     ----------     ----------

Cash flows from investing activities
Capital expenditures                                                      (7,932)        (5,905)        (6,052)
Proceeds from disposition and sale of assets                                   -          5,029              -
Other assets                                                              (2,837)             -              -
Payments for acquisitions, net of cash acquired                          (29,570)       (13,740)        (5,201)
Investment in an unconsolidated affiliate                                      -         (1,000)             -
                                                                      ----------     ----------     ----------
               Net cash used in investing activities                     (40,339)       (15,616)       (11,253)
                                                                      ----------     ----------     ----------

Cash flows from financing activities
Increase (decrease) in notes payable to banks and others                  12,373            (66)            81
Proceeds from long-term debt                                              30,800         10,000              -
Payments of long-term debt                                               (14,003)        (3,848)        (2,571)
Increase (decrease) in other long-term liabilities                           (35)            38            (38)
Repurchases of common stock                                               (6,914)             -           (190)
Exercise of employee stock options                                            52            557            487
                                                                      ----------     ----------     ----------
              Net cash provided by (used in) financing activities         22,273          6,681         (2,231)
                                                                      ----------     ----------     ----------


Effect of exchange rate changes on cash                                      (50)          (169)           (17)
                                                                      ----------     ----------     ----------

Net (decrease) increase in cash and cash equivalents                      (1,986)         3,465          2,086
Cash and cash equivalents at beginning of year                             9,610          6,145          4,059
                                                                      ----------     ----------     ----------

Cash and cash equivalents at end of year                              $    7,624     $    9,610     $    6,145
                                                                      ==========     ==========     ==========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

Microsemi Corporation is a global supplier of commercial and high-reliability analog integrated circuits and power and signal discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. The Company's 1999 fiscal year ended on October 3, 1999 and consisted of fifty-three weeks. Fiscal years 1998 and 1997 consisted of fifty-two weeks.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of the Company's long-term debt approximates fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade receivables. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 35%, 23% and 22% of net sales for fiscal years 1999, 1998 and 1997, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Investments
-----------

The Company's investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.


Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, except for cost of inventories at the Scottsdale, Arizona subsidiary, which cost is determined using the last-in, first-out method (see Note 2).

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

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition (goodwill), are amortized on a straight-line basis over periods not exceeding ten years. It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, when certain events arise and to recognize impairments when the estimated future undiscounted net operating cash flows from the use of assets are less than their carrying values.

Revenue Recognition
-------------------

Revenue is recognized at the time of product shipment. The Company, under specific conditions, permits its customers to return or exchange products. A provision for estimated sales returns is recorded concurrently with the recognition of revenue, based on historical experiences.

Research and Development
------------------------

The Company expenses the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs and the cost of prototypes.

Stock-Based Compensation
------------------------

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), have been included in Note 8.

Income Taxes
------------

Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, including enactment of changes in tax laws or rates are considered. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and requires the presentation of basic and diluted earnings per share ("EPS"). The company adopted this statement in the first quarter of fiscal year 1998 and has restated the EPS for the prior year periods presented, as required.

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

Earnings per share for the three fiscal years ended October 3, 1999, September 27, 1998 and September 28, 1997 were calculated as follows:

                                                                         Fiscal Year Ended
                                                          -------------------------------------------
                                                             1999             1998             1997
                                                          ----------       ---------       ----------
                                                                       (amounts in 000's,
                                                                     except per share data)
BASIC

   Net income                                             $    1,499       $  11,322       $  11,051
                                                          ==========       =========       =========

   Weighted-average common shares outstanding                 11,131          10,735           8,493
                                                          ==========       =========       =========

   Basic earnings per share                               $     0.13       $    1.05       $    1.30
                                                          ==========       =========       =========
DILUTED

   Net income                                             $    1,499       $  11,322       $  11,051
   Interest savings from assumed conversions of
     Convertible debt, net of income taxes                         -             383           1,244
                                                          ----------       ---------       ---------

   Net income assuming conversions                        $    1,499       $  11,705       $  12,295
                                                          ==========       =========       =========

   Weighted-average common shares outstanding for basic       11,131          10,735           8,493
   Dilutive effect of stock options                              113             235             387
   Dilutive effect of convertible debt                             -             986           3,021
                                                          ----------       ---------       ---------

   Weighted-average common shares outstanding on a
       Diluted basis                                          11,244          11,956          11,901
                                                          ==========       =========       =========

   Diluted earnings per share                             $     0.13       $    0.98       $    1.03
                                                          ==========       =========       =========

There were approximately 631,000, 442,000, and -0- options in 1999, 1998 and 1997, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect.

Comprehensive Income
--------------------

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income for fiscal years 1999, 1998 and 1997 was $1,449,000, $11,153,000 and $11,034,000, respectively.

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or consolidated financial position, but did affect the disclosure of segment information (see note 12).

Recently Issued Accounting Standard
-----------------------------------

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

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal year 1998 and 1997 balances to conform with the fiscal year 1999 presentation.

2.   INVENTORIES

Inventories are summarized as follows:

                                     October 3,   September 27,  September 28,
                                        1999          1998           1997
                                    ----------    ------------   ------------
                                                (amounts in 000's)

Raw materials                       $   14,002    $    14,759    $     15,954
Work in process                         22,244         18,282          23,774
Finished goods                          20,679         21,392          13,520
                                    ----------    -----------    ------------
                                    $   56,925    $    54,433    $     53,248
                                    ==========    ===========    ============

Inventories in the amount of $9,013,000 at Microsemi Scottsdale are stated at cost under the last-in, first-out ("LIFO") method. Had the first-in, first-out method been used, total inventories would have been approximately $19,000 higher at October 3, 1999, $615,000 lower at September 27, 1998 and $27,000 higher at September 28, 1997. The LIFO valuation method had the effect of increasing gross profit by $634,000 in fiscal year 1999, decreasing gross profit by $642,000 in fiscal year 1998 and increasing gross profit by $23,000 in fiscal year 1997.

3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                     October 3,       September 27,
                                  Asset Life            1999              1998
                               ----------------      -----------      -------------
                                                           (amounts in 000's)
Buildings                           20-40 years      $    27,605       $     17,896
Property and equipment               3-10 years           63,304             48,160
Furniture and fixtures               5-10 years            1,299              1,044
Leasehold improvements            Life of lease            2,078              2,713
                                                     -----------       ------------
                                                          94,286             69,813
Accumulated depreciation                                 (47,732)           (42,113)
Land                                                       5,419              5,004
Construction in progress                                   2,973              2,850
                                                     -----------       ------------
                                                     $    54,946       $     35,554
                                                     ===========       ============

Depreciation expense was $7,423,000, $4,765,000 and $4,036,000 in fiscal years 1999, 1998 and 1997, respectively.

At October 3, 1999, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and building of the Microsemi Colorado subsidiary were pledged to the City of Broomfield, Colorado under the provisions
of the loan agreement with the Colorado Industrial Development Authority.   The
land and buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement. The building and land in Riviera Beach, Florida are pledged to the former owner under the provisions of the related acquisition agreement.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET AND OTHER ASSETS

                                                 October 3,      September 27,
                                                    1999              1998
                                                 ----------      -------------
                                                      (amounts in 000's)

Goodwill and other intangible assets, net        $   12,218       $    9,729
                                                 ==========       ==========
Accumulated amortization for goodwill and other intangible assets amounted to $4,434,000 and $1,869,000 as of October 3, 1999 and September 27, 1998,
respectively. Amortization expense for fiscal years 1999, 1998 and 1997 was $1,231,000, $393,000 and $36,000, respectively.

Other assets consisted of the following:

                                                 October 3,      September 27,
                                                    1999              1998
                                                 ----------      -------------
                                                      (amounts in 000's)

Investments in unconsolidated affiliates         $    2,126       $    1,878
Deferred financing expenses, net                        693              375
Cash surrender value of life insurance                  467              443
Notes receivable                                      2,229            2,320
Property held for sale                                2,075                -
Others                                                  251              284
                                                 ----------       ----------
                                                 $    7,874       $    5,300
                                                 ==========       ==========
Accumulated amortization for deferred financing expenses amounted to $1,048,000 and $883,000 as of October 3, 1999 and September 27, 1998, respectively. Amortization expense for fiscal years 1999, 1998 and 1997 was $164,000, $123,000 and $185,000, respectively.

5.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                 October 3,      September 27,
                                                    1999              1998
                                                 ----------      -------------
                                                      (amounts in 000's)

Accrued payroll, profit sharing, benefits and
 related taxes                                   $    8,331       $     8,018
Accrued interest                                      2,387             2,314
Other accrued expenses                                6,574             4,069
                                                 ----------       -----------
                                                 $   17,292       $    14,401
                                                 ==========       ===========

6.   INCOME TAXES

Pretax income from continuing operations was taxed under the following jurisdictions:

                         For each of the three fiscal years in
                           the period ended October 3, 1999
                       ----------------------------------------
                           1999           1998           1997
                       ----------     ----------     ----------
                                 (amounts in 000's)

Domestic               $      547     $   14,010     $   15,929
Foreign                     1,394          4,251          2,577
                       ----------     ----------     ----------
Total                  $    1,941     $   18,261     $   18,506
                       ==========     ==========     ==========

The provision for income taxes consisted of the following components:

                            For each of the three fiscal years in
                              the period ended October 3, 1999
                        -----------------------------------------
                             1999             1998          1997
                        -----------       ---------     ---------
                                   (amounts in 000's)
Current
  Federal              $    1,986     $    4,320     $    6,525
  State                       301            918          1,332
  Foreign                     250            490            310
Deferred                   (2,095)         1,211           (712)
                       ----------     ----------     ----------
                       $      442     $    6,939     $    7,455
                       ==========     ==========     ==========

The tax effected deferred tax assets (liabilities) comprise the following:

                                      October 3, 1999          September 27,1998
                                      ---------------          -----------------
                                                 (amounts in 000's)

Accounts receivable                     $       720               $      1,384
Inventories                                   4,946                        418
Other assets                                  1,506                      1,434
Fixed asset bases                               931                      1,007
Accrued employee benefit expenses             1,371                      2,417
Accrued other expenses                        1,393                      2,140
Amortization of intangible assets               690                          -
                                        -----------               ------------
Gross deferred tax assets                    11,557                      8,800
                                        -----------               ------------

Inventory bases                              (1,491)                      (753)
Depreciation                                 (1,922)                    (1,998)
                                        -----------               ------------
Gross deferred tax liabilities               (3,413)                    (2,751)
                                        -----------               ------------
                                        $     8,144               $      6,049
                                        ===========               ============

The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                              For each of the three fiscal years in
                                                 the period ended October 3, 1999
                                          ------------------------------------------
                                             1999             1998            1997
                                          ---------       ----------       ---------
                                                     (amounts in 000's)
Tax computed at statutory rate            $     660       $    6,392       $   6,477
State taxes, net of federal benefit              62              916             850
Foreign income taxed at different rates        (224)            (997)            339
Non-deductible goodwill amortization            335              115               -
Non-deductible interest                           -              310               -
Foreign Sales Corporation benefit              (211)               -               -
Tax credits                                    (174)               -               -
Other differences, net                           (6)             203            (211)
                                          ---------       ----------       ---------
                                          $     442       $    6,939       $   7,455
                                          =========       ==========       =========

No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 1999, the undistributed earnings aggregated approximately $19,725,000.

7.   DEBT

     Long-term debt consisted of:

                                                                           October 3,      September 27,
                                                                             1999             1998
                                                                          -----------     ---------------
                                                                                (amounts in 000's)

Industrial Development Bond, bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                               $     2,075      $      2,305

Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                                4,200             4,300

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                            1,530             2,070

Notes payable (PPC Acquisition), bearing interest at 7%,
   payable monthly through September 2009                                       1,794             2,092

Notes payable to a bank, bearing interest at the bank's prime
   rate payable in monthly installments through July 2003                           -             9,667

Notes payable to a bank, bearing interest at variable rates,
   (7.94% at October 3, 1999), payable in quarterly installments
   through March 2003                                                          28,000                 -

Notes payable, bearing interest at ranges of 5 - 9.75%, due
   between October 1999 and September 2014                                      2,204             2,572
                                                                          -----------      ------------
                                                                               39,803            23,006
Less current portion                                                           (8,422)           (4,339)
                                                                          -----------      ------------
                                                                          $    31,381      $     18,667
                                                                          ===========      ============

Long-term debt maturities, including the current portion, during the next five years are as follows (amounts in 000's):

                  2000             $      8,422
                  2001                    8,224
                  2002                   11,070
                  2003                    6,202
                  2004                      212
                  Thereafter              5,673
                                ---------------
                                   $     39,803
                                ===============

A $4,150,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carries an interest rate of 7.875% per annum. The balance of $2,075,000 is due in May 2000.

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. $4,200,000 of this loan remained outstanding at October 3, 1999. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at October 3, 1999.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $1,530,000 of this loan remained outstanding at October 3, 1999. This loan is secured by the related equipment.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments of principal and interest over various periods through September 2009. $1,794,000 of these notes remained outstanding at October 3, 1999. One of these notes is secured by the related acquired building.

In June 1998, the Company finalized an amendment to its then-existing bank credit facility, which added a $10,000,000 term loan. $9,667,000 of this loan was outstanding at September 27, 1998, used by Microsemi to finance a portion of the BKC acquisition. This term loan was paid in full when the Company obtained new credit arrangements with its banks in April 1999.

In April 1999, the Company obtained a new credit agreement with its banks, which included a term loan of $30,000,000 and a revolving line of credit of $30,000,000 to finance the acquisition of LinFinity Microelectronics, Inc. ("LinFinity"), a subsidiary of Symmetricom, Inc., and to pay off the existing term loan and the revolving line of credit.

The new $30,000,000 term loan, $28,000,000 of this loan remained outstanding at October 3, 1999, is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings before Interest Expense (net of interest income), Income Taxes, Depreciation and Amortization ("EBITDA"). It requires monthly interest payments and quarterly principal payments of $1,000,000 from June 1999 to March 2000, $1,500,000 from June 2000 to March 2001, $2,000,000 from June 2001 to March 2002 and $3,000,000 from June 2002 to March 2003. The terms of the term loan contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases. The Company was in compliance with these covenants at October 3, 1999.

Concurrent with the new term loan, the Company obtained a new $30,000,000 revolving line of credit, which expires in March 2003. This line of credit replaced its then-existing $15,000,000 credit line. The new line of credit is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to EBITDA. The terms of the revolving line of credit contain covenants regarding net worth and working capital and restricting payment of cash dividends or share repurchases. The Company was in compliance with these covenants at October 3, 1999. At October 3, 1999, interest rate of the line of credit was 7.94% and $18,500,000 was outstanding. At October 3, 1999, $7,100,000 was available under the line of credit.

Other debts consist of various loans bearing interest at ranges from 5% to 9.75% and require periodic principal payments through September 2014. At October 3, 1999, totals of $2,204,000 remained outstanding for these loans.

The Company occupies a building in Santa Ana, California, which is under a long-term capital lease obligation and included in other long-term liabilities at October 3, 1999. Future annual payments due under this capital lease obligation are as follows (amounts in 000's):

     2000                                                  279
     2001                                                  279
     2002                                                  279
     2003                                                  279
     2004                                                  279
     Thereafter                                          6,870
                                                        ------
     Total minimum lease payments                        8,265
     Less imputed interest                              (5,100)
                                                        ------
     Present value of capitalized lease obligation       3,165
                                                        ======

The building under this capital lease obligation is reflected in property and equipment, net.

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

In December 1986, the Board of Directors adopted another incentive stock option plan (the "1987 Plan") which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of October 3, 1999, the Company only granted options under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

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

Activity and price information regarding the plans are as follows:

                                                    Stock Options
                                           ---------------------------------
                                              Shares           Average Price
                                           ------------        -------------

Outstanding September 29, 1996                  740,515         $      4.48
                                           ============

  Granted                                       191,300         $     11.45
  Exercised                                    (227,551)        $      1.97
                                           ------------

Outstanding September 28, 1997                  704,264         $      7.12
                                           ============

  Granted                                       189,500         $     15.84
  Exercised                                    (191,669)               4.31
  Expired or canceled                           (64,705)        $     10.05
                                           ------------

Outstanding September 27, 1998                  637,390         $     10.44
                                           ============

  Granted                                       416,000         $     10.06
  Exercised                                     (13,688)               3.76
  Expired or canceled                           (66,075)        $     10.81
                                           ------------

Outstanding October 3, 1999                     973,627         $     10.35
                                           ============

Stock options exercisable were 453,240, 263,590 and 308,164 at October 3, 1999, September 27, 1998 and September 28, 1997, respectively, at weighted average exercise prices of $10.40, $7.24 and $4.34, respectively. Remaining shares available for grant at October 3, 1999, September 27, 1998 and September 28, 1997 under the plans were 203,000, 308,000 and 262,000, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at October 3, 1999, as required by SFAS 123:

                                               Options Outstanding             Options Exercisable
                                         -----------------------------   -----------------------------
                                                                                           Weighted
                                                 Weighted Average                          Average
       Range of                             Exercise         Remaining                     Exercise
   Exercise Prices           Shares          Price             Life        Shares            Price
----------------------     -----------   -------------       ---------   -----------     -------------
$  1.00  -  $ 3.88            39,725     $       2.51        2.3 years        39,725      $       2.51
$  4.44  -  $ 5.00           115,499     $       4.78        4.5 years        75,487      $       4.78
$  7.25  -  $ 7.56           187,400     $       7.53        9.4 years        91,400      $       7.52
$  9.81  -  $11.25           231,353     $      10.49        7.2 years        50,403      $      10.49
$ 11.77  -  $12.38           215,400     $      12.36        9.2 years        11,975      $      12.38
$ 13.13  -  $17.25           184,250     $      15.68        8.1 years       184,250      $      15.68
                           ---------                                     -----------
                             973,627                                     $   453,240
                           =========                                     ===========

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

                            October 3, 1999  September 27, 1998  September 28, 1997
                            ---------------  ------------------  ------------------
                                             (amounts in 000's)
Net income
     As reported                      1,499              11,322              11,051
     Pro forma                          553              10,404              10,577

Basic earnings per share
     As reported                     $  .13             $  1.05             $  1.30
     Pro forma                       $  .05             $   .97             $  1.25

Diluted earnings per share
     As reported                     $  .13             $   .98             $  1.03
     Pro forma                       $  .05             $   .90             $   .98

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 1999              1998               1997
                            -------------     -------------      -------------
Risk free interest rates            4.94%             5.55%              5.98%
Expected dividend yield              None              None               None
Expected lives                    5 years           5 years            5 years
Expected volatility                 67.0%             76.4%              66.6%

The weighted average grant date fair values of options granted during fiscal years 1999, 1998 and 1997 were $10.06, $15.84 and $11.45, respectively.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $1,745,000, $2,509,000 and $3,070,000 in fiscal years 1999, 1998 and 1997, respectively.

401(k) Plan
-----------

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed $1,148,000, $1,005,000 and $899,000 to this plan during fiscal years 1999, 1998 and 1997, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994, the Company adopted a supplemental retirement plan which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at October 3, 1999 and September 27, 1998 was $1,327,000 and $1,400,000, respectively, related to the Company's estimated liability under the plan.

9.   COMMITMENTS AND CONTINGENCIES

The Company occupies premises under operating lease agreements expiring through 2029. Aggregate future minimum rental payments under these leases are (amounts in 000's):

                            2000          $     1,564
                            2001                1,152
                            2002                1,046
                            2003                  846
                            2004                  813
                            Thereafter          9,403
                                          -----------
                                          $    14,824
                                          ===========

Rental expense charged to income was $182,000 in fiscal year 1999, $411,000 in fiscal year 1998, and $661,000 in fiscal year 1997. The aforementioned amounts are net of sublease income amounting to $514,000, $557,000 and $272,000 in fiscal years 1999, 1998 and 1997, respectively.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  ACQUISITIONS AND DISPOSITION

In December 1997, the Company sold General Microcircuits, Inc., a wholly owned subsidiary in Mooresville, North Carolina, for $5,000,000 in cash and a $2,000,000 note receivable. Microsemi did not realize any material gain or loss from this transaction.

In May 1998, the Company acquired BKC Semiconductors, Incorporated ("BKC"), located in Lawrence, Massachusetts, for approximately $13,740,000 in cash plus existing indebtedness of BKC of approximately $3,359,000. Microsemi financed this acquisition with cash on hand and advances under its existing credit facilities, as amended. BKC was a publicly held company, which manufactured discrete semiconductors. The acquisition was accounted for under the purchase method. The allocation of the purchase price to the assets and liabilities of BKC was based upon the Company's estimates of the relative values of the assets acquired and liabilities assumed. The Company recorded $9,839,000 of goodwill related to this acquisition. The Company's consolidated results of operations for the fiscal year ended September 27, 1998 included the operations of BKC since the date of acquisition. The results of operations of BKC prior to the date of acquisition were not material.

In April 1999, Microsemi acquired all of the outstanding capital stock of LinFinity Microelectronics, Inc. ("LinFinity"), a subsidiary of Symmetricom, located in Garden Grove, California. LinFinity manufactures analog and mixed signal integrated circuits ("ICs"), as well as systems-engineered modules for use primarily in power management and communication applications in commercial, industrial, defense and space markets. The purchase price was $24,125,000, which was funded with cash and bank borrowings. The Company also paid approximately $385,000 for expenses related to this acquisition. The acquisition was accounted for under the purchase method. The Company's consolidated results of operations include those of LinFinity since the date of acquisition.

The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair values to the extent of the aggregate purchase price. Portions of the purchase price were allocated to certain intangible assets such as completed technology, customer lists, assembled workforce, and in-process research and development ("R & D"). There was no goodwill resulting from this acquisition. The allocation of the purchase price to these intangible assets was based on an independent valuation report. The amount of the purchase price allocated to in-process R & D was determined by estimating the stage of completion of each in-process R & D project at the date of acquisition, estimating cash flows resulting from the future release of products employing these technologies, and discounting the net cash flows back to their present values. At the date of acquisition, technological feasibility of the in-process R & D projects had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to in-process R & D of $1,950,000, in accordance with generally accepted accounting principles, in the year ended October 3, 1999.

The in-process R & D comprises a number of individual technological development efforts, focusing on the discovery of new, technologically advanced knowledge and more complete solutions to customers' needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included efforts regarding BiCMOS process based products, Backlight Inverters, and Audio products.

The weighted average stage of completion for all projects, in the aggregate, was approximately 82% as of the acquisition date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility are over $437,000. Cash flows from sales of products incorporating those technologies were estimated to commence in the year 2000. Revenues forecasted in each period were reduced by related expenses, capital expenditures, and the cost of working capital. The discount rate applied to the net cash flows was 29%, which reflected the level of risk associated with the particular technologies and the current return on investment requirements of the market.

As discussed above, a portion of the Linfinity purchase price was allocated to completed technology, customer lists, and assembled workforce. The total allocation approximated $2,610,000 for these other intangible assets.

These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the LinFinity acquisition had been effective at the beginning of fiscal year 1998.

                              Year ended                 Year ended
                            October 3, 1999          September 27, 1998
                            ---------------          ------------------

Revenues                     $     211,584           $          211,980
Cost of sales                      162,939                      158,245
                             -------------           ------------------

Gross profit                        48,645                       53,735
                             -------------           ------------------

Operating expenses                  43,100                       43,223
                             -------------           ------------------

Income from operations               5,545                       10,512
Other expense                        3,158                        2,322
                             -------------           ------------------

Income before income taxes           2,387                        8,190
Provision for income taxes             544                        3,720
                             -------------           ------------------

Net income                   $       1,843           $            4,470
                             =============           ==================

Earnings per share:
Basic                        $        0.17           $             0.42
                             =============           ==================
Diluted                      $        0.16           $             0.37
                             =============           ==================

In June 1999, Microsemi Microwave Products, Inc. ("MMP"), a subsidiary of the Company, acquired, from L-3 Communications Corporation, certain assets of Narda Microwave East/Semiconductor Operation ("Narda") located in Lowell, Massachusetts. The total cost of this acquisition was approximately $5,060,000. The assets acquired are used in the manufacture of semiconductor components including varactor diodes, pin diodes, chip capacitors and Schottky devices used in telecommunications, wireless, satellite and industrial test/measurement applications. The results of operations of Narda prior to June 1999 were not material to the Company's consolidated results of operations, accordingly, a pro forma is not presented.

11.  SEGMENT INFORMATION

In 1999, the Company adopted SFAS 131. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company operates predominantly in a single industry segment as a manufacturer of discrete semiconductors. Geographic areas in which the Company operates include the United States, Ireland, Hong Kong, and India. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows:

                                                             Fiscal Year
                                             ----------------------------------------
                                                  1999           1998           1997

Net sales
 United States
  Sales to unaffiliated customers            $  159,695     $  145,242     $  147,094
  Intergeographic sales                          23,463         14,484         10,587
 Europe
  Sales to unaffiliated customers                17,084         15,350         13,885
  Intergeographic sales                           3,823          7,121         19,039
 Asia
  Sales to unaffiliated customers                 8,302          4,118          2,255
  Intergeographic sales                           4,381          6,548          8,732
Eliminations of intergeographic sales           (31,667)       (28,153)       (38,358)
                                             ----------     ----------     ----------
                                             $  185,081     $  164,710     $  163,234
                                             ==========     ==========     ==========

Income from operations:
 United States                               $    4,378     $   17,210     $   20,327
 Europe                                             476          1,621          1,983
 Asia                                               235          1,628            209
                                             ----------     ----------     ----------
    Total                                    $    5,089     $   20,459     $   22,519
                                             ==========     ==========     ==========

Identifiable assets:
 United States                               $  166,429     $  131,663     $  123,293
 Europe                                           8,019          5,982          5,148
 Asia                                             7,153          7,443          6,753
                                             ----------     ----------     ----------
    Total                                    $  181,601     $  145,088     $  135,194
                                             ==========     ==========     ==========

Capital expenditures:
 United States                               $    7,712     $    5,302     $    5,517
 Europe                                             160            224            164
 Asia                                                60            379            371
                                             ----------     ----------     ----------
    Total                                    $    7,932     $    5,905     $    6,052
                                             ==========     ==========     ==========

Depreciation and amortization:
 United States                               $    8,334     $    4,314     $    3,637
 Europe                                             169            618            272
 Asia                                               315            349            348
                                             ----------     ----------     ----------
    Total                                    $    8,818     $    5,281     $    4,257
                                             ==========     ==========     ==========

12.    STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

                                                           For the three fiscal years in the
                                                             period ended October 3, 1999

Supplementary information:                                 1999           1998          1997
                                                        ----------     ---------     ---------
                                                                   (amounts in 000's)
Cash paid during the year for:
  Interest                                                $    3,324     $   1,858     $   3,446
                                                          ==========     =========     =========
  Income taxes                                            $    1,840     $   7,619     $   6,707
                                                          ==========     =========     =========

Non-cash financing and investing activities:
  Conversion of subordinated debt into 2,852,829 and
    614,807 shares of common stock in fiscal years
    1998  and 1997, respectively                          $        -     $  33,986     $   1,170
                                                          ==========     =========     =========
  Fixed assets purchased through issuance of long
    term debt:                                            $    3,165     $       -     $   3,821
                                                          ==========     =========     =========

Stock options:

  Exercises                                               $        -     $     899     $     487
  Stock surrendered in lieu of cash                                -          (342)         (190)
                                                          ----------     ---------     ---------
  Net cash received                                       $        -     $     557           297
                                                          ==========     =========     =========

Businesses acquired in purchase transactions (Note 10):
  Fair values of assets acquired                          $   31,547     $   7,260     $   8,789
  Goodwill and other intangible assets                         5,523         9,839             -
  Less debt issued and liabilities assumed                    (7,500)       (3,359)       (3,588)
                                                          ----------     ---------     ---------
  Cash paid for acquisition                               $   29,570     $  13,740     $   5,201
                                                          ==========     =========     =========

13.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows:

                                            Quarters ended in fiscal year 1999
                                    ---------------------------------------------------
                                       (amounts in 000's, except earnings per share)
                                    January 3,    April 4,      July 4,     October 3,
                                       1999         1999         1999          1999
                                    ----------   ----------   -----------   -----------

Net sales                           $   39,417   $   39,491   $   48,758     $  57,415

Gross profit                        $   10,861   $   10,345   $   11,968     $   7,696

Net (loss) income                   $    2,280   $    1,994   $     (670)    $  (2,105)

Basic earnings (loss) per share     $     0.20   $     0.18   $    (0.06)    $   (0.19)

Diluted earnings (loss) per share   $     0.20   $     0.18   $    (0.06)    $   (0.19)

                                              Quarters ended in fiscal year 1998
                                    -----------------------------------------------------
                                        (amounts in 000's, except earnings per share)
                                    December 28,   March 29,   June 28,     September 27,
                                        1997         1998        1998           1998
                                    ------------   ---------  ----------    -------------

Net sales                           $   44,052   $   41,194   $   39,291     $  40,173

Gross profit                        $   12,355   $   12,018   $   11,315     $  11,597

Net income                          $    3,092   $    3,416   $    2,347     $   2,467

Basic earnings per share            $     0.35   $     0.33   $     0.20     $    0.21

Diluted earnings per share          $     0.28   $     0.29   $     0.20     $    0.21

For the quarter ended October 3, 1999, the Company recorded a $5,951,000 charge to cost of sales. The charge was made because of reductions in estimates of utilization and realizable value of certain inventories resulting from recent changes in market conditions and customer requirements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (amounts in 000's)

Column A                               Column B     Column C     Column D     Column E    Column F
--------                               --------     --------     --------     --------    --------
                                                                             Deductions-
                                      Balance at   Charged to   Charged to   recoveries    Balance
                                      beginning    costs and      other         and       at end of
                                      of period    expenses      accounts    write-offs    period
                                      ----------   ----------   ----------   -----------  ---------
Classification
--------------

October 3, 1999
---------------

Allowance for doubtful accounts and
   reserve for returns                $    2,457   $    (230)   $    1,960   $     (382)  $    3,805
                                      ==========   =========    ==========   ==========   ==========

Reserve for investments in and
   advances to unconsolidated
   affiliates                         $    1,297   $            $            $            $    1,297
                                      ==========   =========    ==========   ==========   ==========

September 27, 1998
------------------

Allowance for doubtful accounts and
   reserve for returns                $    2,665   $            $            $      208   $    2,457
                                      ==========   =========    ==========   ==========   ==========

Reserve for investments in and
   advances to unconsolidated
   affiliates                         $    1,297   $            $            $            $    1,297
                                      ==========   =========    ==========   ==========   ==========

September 28, 1997
------------------

Allowance for doubtful accounts and
   reserve for returns                $    2,159   $     506    $        -   $        -   $    2,665
                                      ==========   =========    ==========   ==========   ==========

Reserve for investments in and
   advances to unconsolidated
   affiliates                         $      537   $     760    $        -   $        -   $    1,297
                                      ==========   =========    ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III
                                    --------


Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended October 3, 1999. The information required by those items is set forth in that certain proxy statement and such information is incorporated by reference in this Form 10-K.

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



Dated:  December 27, 1999

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

       Signature                  Title                    Date
       ---------                  ------                   ----

/s/ PHILIP FREY, JR.       Chairman of the Board,     December 22, 1999
-----------------------    President and
Philip Frey, Jr.           Chief Executive Officer


/s/ DAVID R. SONKSEN       Vice President-Finance,    December 21, 1999
-----------------------    Treasurer and Secretary
David R. Sonksen           (principal financial and
                           accounting officer)


/s/ JOSEPH M. SCHEER       Director                   December 21, 1999
-----------------------
Joseph M. Scheer

/s/ BRAD DAVIDSON          Director                   December 21, 1999
-----------------------
Brad Davidson

/s/ ROBERT B. PHINIZY      Director                   December 21, 1999
-----------------------
Robert B. Phinizy

/s/ MARTIN H. JURICK       Director                   December 21, 1999
-----------------------
Martin H. Jurick

Exhibits.

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number     Description                                                  Number

  2.1 The Agreement and Plan of Merger among the Company, Micro BKC Acquisition Corp. and BKC Semiconductors Incorporated, dated January 21, 1998, was filed with Form 8-K on June 1, 1998 under the same exhibit number and is incorporated herein by this reference (33)

  2.2 Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Company, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc., incorporated by reference to the same numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 1999
           (34)

  3        Restated Certificate of Incorporation and Bylaws of the Registrant
           (1)

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

 10.82     Change of Control Agreement with Mr. Philip Frey, Jr. (32)

 10.83     Change of Control Agreement with Mr. David R. Sonksen. (32)

 10.83     Supplemental Executive Retirement Plan (32)

 10.85 Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (35)

 23.1      Consent of Independent Accountants (form S-3).

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

(34) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 4, 1999.

(35) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 4, 1999.