Form 10-Q
period 2000-01-02
MICROSEMI CORP
filed 2000-02-10
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

                 For the Quarterly Period Ended January 2, 2000
                 ----------------------------------------------

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the
-----
Securities Exchange Act of 1934

                    For the transition period from _______ to _______

                           Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                            95-2110371
           ------------------------------                ---------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)                Identification No.)

           2830 South Fairview Street, Santa Ana, California      92704
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 24, 2000 was 10,930,504.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter ended January 2, 2000 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of October 3, 1999 are attached hereto and incorporated herein.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                               (amounts in 000's)

                                                                               January 2,          October 3,
                                                                                  2000                1999
                                                                              -------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $         7,712     $        7,624
  Accounts receivable less allowance for doubtful accounts,
     $3,958 at January 2, 2000 and $3,805 at October 3, 1999                        29,684             31,775
  Inventories                                                                       55,630             56,925
  Deferred income taxes                                                              7,282              7,282
  Other current assets                                                               1,774              2,128
                                                                           ---------------     --------------
Total current assets                                                               102,082            105,734
                                                                           ---------------     --------------

Property and equipment, net                                                         54,710             54,946

Deferred income taxes                                                                  862                862
Goodwill and other intangible assets, net                                           12,551             12,218
Other assets                                                                         7,592              7,841
                                                                           ---------------     --------------

TOTAL ASSETS                                                               $       177,797     $      181,601
                                                                           ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and other                                         $        15,550     $       18,545
  Current maturities of long-term debt                                               8,888              8,422
  Accounts payable                                                                  10,555             11,247
  Accrued liabilities                                                               17,367             17,292
  Income taxes payable                                                               5,866              7,178
                                                                           ---------------     --------------
Total current liabilities                                                           58,226             62,684
                                                                           ---------------     --------------

Long-term debt                                                                      29,605             31,381
                                                                           ---------------     --------------

Other long-term liabilities                                                          6,556              5,092
                                                                           ---------------     --------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.20 par value; authorized 20,000 shares;
     issued 10,920 at January 2, 2000 and October 3, 1999                            2,184              2,184
  Capital in excess of par value of common stock                                    46,695             46,695
  Retained earnings                                                                 35,527             34,561
  Accumulated other comprehensive loss                                                (996)              (996)
                                                                           ---------------     --------------
Total stockholders' equity                                                          83,410             82,444
                                                                           ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       177,797     $      181,601
                                                                           ===============     ==============

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                    Quarter Ended            Quarter Ended
                                                                   January 2, 2000          January 3, 1999
                                                                   ---------------          ----------------

Net sales                                                           $           54,588     $         39,417
Cost of sales                                                                   41,020               28,556
                                                                    ------------------     ----------------

Gross profit                                                                    13,568               10,861
                                                                    ------------------     ----------------

Operating expenses:
   Selling and administrative                                                    8,426                6,115
   Amortization of goodwill and intangible assets                                  394                  285
   Research and development                                                      2,345                  348
                                                                    ------------------     ----------------

Total operating expenses                                                        11,165                6,748
                                                                    ------------------     ----------------

Income from operations                                                           2,403                4,113
                                                                    ------------------     ----------------

Other income (expense):
   Interest                                                                     (1,048)                (552)
   Other                                                                            87                  116
                                                                    ------------------     ----------------

Total other expense                                                               (961)                (436)
                                                                    ------------------     ----------------

Income before income taxes                                                       1,442                3,677
Provision for income taxes                                                         476                1,397
                                                                    ------------------     ----------------

Net income                                                          $              966     $          2,280
                                                                    ==================     ================

Earnings per share:
   -Basic                                                           $             0.09     $           0.20
                                                                    ------------------     ----------------
   -Diluted                                                         $             0.09     $           0.20
                                                                    ==================     ================

Weighted average common shares outstanding:
   -Basic                                                                       10,920               11,408
   -Diluted                                                                     11,027               11,523



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)

                                                                         Quarter Ended          Quarter Ended
                                                                        January 2, 2000        January 3, 1999
                                                                     ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $              966     $            2,280
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                  2,887                  1,749
   Allowance for doubtful accounts                                                  153                   (437)
   Changes in assets and liabilities:
       Accounts receivable                                                        1,938                  2,209
       Inventories                                                                1,295                 (1,612)
       Other current assets                                                         354                   (336)
       Other assets                                                                   -                 (1,695)
       Accounts payable                                                            (692)                (1,243)
       Accrued liabilities                                                           75                   (881)
       Income taxes payable                                                         188                  1,284
                                                                     ------------------     ------------------
Net cash provided by operating activities                                         7,164                  1,318
                                                                     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in an unconsolidated affiliate                                       (251)                     -
   Purchases of property and equipment                                           (2,255)                (1,029)
   Change in other assets                                                          (229)                     -
                                                                     ------------------     ------------------
Net cash used in investing activities                                            (2,735)                (1,029)
                                                                     ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable to banks and other                         (2,995)                 1,335
   Payments on long-term debt                                                    (1,310)                (1,068)
   Decrease in other long-term liabilities                                          (36)                   (26)
   Repurchases of common stock                                                        -                 (2,785)
   Exercise of employee stock options                                                 -                     16
                                                                     ------------------     ------------------
Net cash used in financing activities                                            (4,341)                (2,528)
                                                                     ------------------     ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               -                     (7)
                                                                     ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                 88                 (2,246)
Cash and cash equivalents at beginning of period                                  7,624                  9,610
                                                                     ------------------     ------------------

Cash and cash equivalents at end of period                           $            7,712     $            7,364
                                                                     ==================     ==================

Cash paid during the periods for:
   Interest                                                          $            1,272     $              637
                                                                     ------------------     ------------------
   Income taxes                                                      $               92     $              140
                                                                     ==================     ==================


        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                January 2, 2000


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but in the opinion of the management of Microsemi Corporation, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                                               January 2, 2000               October 3, 1999
                                                               ---------------               ---------------
                                                                             (amounts in 000's)

Raw materials                                              $        12,378               $        14,002
Work in process                                                     21,171                        22,244
Finished goods                                                      22,081                        20,679
                                                           ---------------               ---------------

                                                           $        55,630               $        56,925
                                                           ===============               ===============

3.      CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility were present in soil and groundwater on the subsidiary's property, the Company vigorously contested any assertion that the subsidiary was the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs related to the dispute, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict the future costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

4.  COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income for quarters ended January 2, 2000 and January 3, 1999 was $966,000 and $2,287,000 respectively.

5.  EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share for the quarters ended January 2, 2000 and January 3, 1999 were calculated as follows:

                                                                           January 2,                  January 3,
                                                                              2000                        1999
                                                                       ----------------             --------------
                                                                             (in 000's, except per share data)
BASIC

Net income                                                             $            966             $        2,280
                                                                       ================             ==============

Weighted-average common shares outstanding                                       10,920                     11,408
                                                                       ================             ==============

Basic earnings per share                                               $           0.09             $         0.20
                                                                       ================             ==============

DILUTED

Net income                                                                          966                      2,280
                                                                       ================             ==============

Weighted-average common shares outstanding for basic                             10,920                     11,408

Dilutive effect of stock options                                                    107                        115
                                                                       ----------------             --------------

Weighted-average common shares outstanding on a
   diluted basis                                                                 11,027                     11,523
                                                                       ================             ==============

Diluted earnings per share                                             $           0.09             $         0.20
                                                                       ================             ==============

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

7.  SEGMENT INFORMATION

In 1999, the Company adopted SFAS 131. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations.

The Company operates predominantly in a single industry segment as a manufacturer of discrete semiconductors. Geographic areas in which the Company operates include the United States, Ireland, Hong Kong and India.
Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows:

                                                                            Quarter Ended                   Quarter Ended
                                                                            January 2, 2000                January 3, 1999
                                                                          -------------------            -------------------
                                                                                         (amounts in 000's)
Net sales
    United States
       Sales to unaffiliated customers                                    $            49,311            $            33,342
       Intergeographic sales                                                            4,361                          5,016
    Europe
       Sales to unaffiliated customers                                                  4,443                          3,980
       Intergeographic sales                                                              748                          1,201
    Asia
       Sales to unaffiliated customers                                                    834                          2,095
       Intergeographic sales                                                              964                          1,282
Eliminations of intergeographic sales                                                  (6,073)                        (7,499)
                                                                          -------------------            -------------------
                                                                                       54,588                         39,417
                                                                          ===================            ===================
Income from operations:
    United States                                                                       2,255                          3,695
    Europe                                                                                148                            290
    Asia                                                                                    -                            128
                                                                          -------------------            -------------------
           Total                                                          $             2,403            $             4,113
                                                                          ===================            ===================


                                                                           January 2, 2000                  October 3, 1999
                                                                          -------------------            -------------------
                                                                                          (amounts in 000's)
Identifiable assets:
    United States                                                         $           162,983            $           166,429
    Europe                                                                              8,129                          8,019
    Asia                                                                                6,685                          7,153
                                                                          -------------------            -------------------
           Total                                                          $           177,797            $           181,601
                                                                          ===================            ===================
Capital expenditures:
    United States                                                         $             2,216            $             7,712
    Europe                                                                                 21                            160
    Asia                                                                                   18                             60
                                                                          -------------------            -------------------
           Total                                                          $             2,255            $             7,932
                                                                          ===================            ===================
Depreciation and amortization:
    United States                                                         $             2,028            $             8,334
    Europe                                                                                 46                            169
    Asia                                                                                   72                            315
                                                                          -------------------            -------------------
           Total                                                          $             2,146            $             8,818
                                                                          ===================            ===================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be impacted by certain important factors discussed below or under "Important Factors Related to Forward-Looking Statements and Associated Risks" and in Form 10-K for the fiscal year ended October 3, 1999. (See Part I, Item 1 and Item 3, and Part II, Item 5, Item 7 and Item 8 and elsewhere therein). The Management's Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and notes should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

INTRODUCTION
------------

Microsemi Corporation is a global supplier of commercial and high-reliability analog integrated circuits and power and signal discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

The Company's analog and mixed-signal integrated circuit products ("ICs") offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits ("SLICs") which perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products ("ASSPs"), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators ("LDOs") and pulse width modulators ("PWMs"), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface ("SCSI") terminators.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 2, 2000 COMPARED TO THE
---------------------------------------------------------------------------
QUARTER ENDED JANUARY 3, 1999.
------------------------------

Net sales for the first quarter of fiscal year 2000 increased $15,171,000 to $54,588,000, from $39,417,000 for the first quarter of fiscal year 1999. The increase includes higher sales of our power management and RF products to the telecommunications and computer/peripheral markets. The increase in sales for the first quarter of fiscal year 2000 included $17,389,000 from the LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products (MMP) divisions, which were acquired in April and June 1999. Excluding sales from LinFinity and MMP, sales for the first quarter of current fiscal year decreased $2,218,000 compared to the same quarter of last year. This decrease was primarily due to lower sales of commercial satellite products.

Gross profit increased $2,707,000 to $13,568,000 for the first quarter of fiscal year 2000 from $10,861,000 for the first quarter of fiscal year 1999. However, gross margin percentage for the first quarter of fiscal year 2000 was 24.9%, down from 27.6% in the first quarter of last year. Gross profit in the first quarter of fiscal year 2000 included $5,736,000 from the LinFinity and MMP divisions. Excluding gross profit from LinFinity and MMP, gross profit for the first quarter of current year decreased $3,029,000 compared to the same quarter of last year. This decrease and the decline in gross profit percentage to 21.3% (excluding LinFinity and MMP) were due to lower capacity utilization and shipments in satellite business.

Selling and administrative expenses increased $2,311,000 to $8,426,000 for the first quarter of fiscal year 2000 compared to the corresponding period of the prior year. The increase was primarily due to the additions of LinFinity and MMP. Research and development for the first quarter of fiscal year 2000 increased $1,997,000 to $2,345,000 from $348,000 for the first quarter of fiscal year 1999. The increase was due to higher spending to develop power management and RF products for telecommunications, medical and computer markets.

Interest expense increased $496,000 due to increases in borrowings to finance the LinFinity and MMP acquisitions.

The effective income tax rates of 33% and 38% in the quarters ended January 2, 2000 and January 3, 1999, respectively, were the combined result of taxes computed on consolidated income. The lower effective tax rate in the current quarter is primarily attributable to adjustments to accrual rate due in significant part to a higher proportion of income earned within lower tax rate jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net cash provided by operating activities was $7,164,000 and $1,318,000 for the first quarters of fiscal years 2000 and 1999, respectively. The increase in cash provided by operating activities was primarily attributable to changes in earnings, accounts receivable, inventories and other assets.

Net cash used in investing activities was $2,735,000 and $1,029,000 for the first quarters of fiscal years 2000 and 1999, respectively. The increase was primarily due to a higher level of purchases of property and equipment.

Net cash used in financing activities was $4,341,000 and $2,528,000 for the first quarters of fiscal years 2000 and 1999, respectively. The cash used in financing activities in the first quarter of fiscal year 2000 was primarily a result of payments on the Company's debt. The net cash used in financing activities in the first quarter of fiscal year 1999 was primarily a result of the repurchases of the Company's common stock.

Microsemi Corporation's operations in the quarter ended January 2, 2000 were funded with internally generated funds and borrowings under the Company's revolving line of credit, which expires in March 2003. Under this line of credit, the Company can borrow up to $30,000,000. As of January 2, 2000, $15,500,000 was borrowed and $10,100,000 was available under this credit facility. At January 2, 2000, the Company had $7,712,000 in cash and cash equivalents.

The Company is committed by the terms of its revolving line of credit and other credit facilities to make debt service payments on its outstanding indebtedness.

Based upon information currently available, the Company believes that it can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

Other than historical information herein, this Form 10-Q is comprised of forward-looking statements, which are based on current expectations of the Company's management and involve a number of risks and uncertainties. The forward-looking statements included herein are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, surface mount and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Adverse changes could result from any number of factors, including fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon a small number of customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-Q or in the Company's Form 10-K filed with the Securities and Exchange Commission for the prior fiscal year. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, investors are cautioned against placing undue reliance thereon. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved, and the Company does not undertake to update such information. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the Company's annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 1999, and elsewhere in that Form 10-K, including but not limited to under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

ORDER BACKLOG
-------------

The Company's consolidated order backlog was $69,000,000 at January 2, 2000, compared to $51,000,000 at January 3, 1999 and $66,700,000 at October 3, 1999.

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

YEAR 2000 READINESS DISCLOSURE
------------------------------

The information below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Microsemi made certain investments in its equipment and business system and application software to ensure the Company is year 2000 ("Y2K") compliant. The Company estimates that the expenses to date for the Y2K project have been approximately $1,800,000.

Y2K issues did not have any significant impact on the operations of the Company. However, the Company continues to monitor its operations for any possible adverse effect.

Any undetected Y2K issues could result in material adverse effects on the Company, such as failure to efficiently utilize manufacturing capacity, shipping delays, loss of critical data, disrupted communications, product defects, inventory write-offs, waste of inventory and supplies, personal injury, difficulties in managing its operations, errors in accounting, and such indirect adverse effects as claims by third parties against the Company that may relate thereto. In addition, if Y2K problems are experienced by any of the Company's significant customers, suppliers, public utilities, service providers or business partners, or other third parties, this could cause or contribute to delays or interruptions in placing orders, or in delivery of products or services to the Company, or in collection of receivables, or in interruptions in the Company's electrical or telecommunications utilities, such delays or interruptions could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

             Inapplicable

Item 2.  Changes in Securities
         ---------------------

             None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

             Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibit:

             Exhibit 27 Unaudited Financial Data Schedule for the three months ended January 2, 2000.

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


DATED:   February 9, 2000