Form 10-Q
period 2000-04-02
MICROSEMI CORP
filed 2000-05-16
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 2, 2000
                 --------------------------------------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _______ to ________

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                  95-2110371
            --------                                  ----------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

           2830 South Fairview Street, Santa Ana, California  92704
           --------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on April 19, 2000 was 11,458,306.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and six months ended April 2, 2000 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 3, 1999, are attached hereto and incorporated herein.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                              (amounts in 000's)

                                                                               October 3,          April 2,
                                                                                  1999               2000
                                                                           ---------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $         7,624     $        6,236
  Accounts receivable less allowance for doubtful accounts,
     $3,805 at October 3, 1999 and $4,693 at April 2, 2000                          31,775             32,597
  Inventories                                                                       56,925             56,531
  Deferred income taxes                                                              7,282              7,282
  Other current assets                                                               2,128              1,796
                                                                           ---------------     --------------
Total current assets                                                               105,734            104,442
                                                                           ---------------     --------------

Property and equipment, net                                                         54,946             55,808

Deferred income taxes                                                                  862                862
Goodwill and other intangible assets, net                                           12,218             23,966
Other assets                                                                         7,841              6,387
                                                                           ---------------     --------------
TOTAL ASSETS                                                               $       181,601     $      191,465
                                                                           ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and other                                         $        18,545     $       15,538
  Current maturities of long-term debt                                               8,422              9,366
  Accounts payable                                                                  11,247             11,642
  Accrued liabilities                                                               17,292             17,479
  Income taxes payable                                                               7,178              5,790
                                                                           ---------------     --------------
Total current liabilities                                                           62,684             59,815
                                                                           ---------------     --------------

Long-term debt                                                                      31,381             30,215
                                                                           ---------------     --------------

Other long-term liabilities                                                          5,092              6,633
                                                                           ---------------     --------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.20 par value; authorized 20,000 shares;
     issued 10,920 at October 3, 1999 and 11,452 at April 2, 2000                    2,184              2,291
  Capital in excess of par value of common stock                                    46,695             57,788
  Retained earnings                                                                 34,561             35,721
  Accumulated other comprehensive loss                                                (996)              (998)
                                                                           ---------------     --------------
Total stockholders' equity                                                          82,444             94,802
                                                                           ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       181,601     $      191,465
                                                                           ===============     ==============

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                       Quarter Ended        Quarter Ended
                                                                       April 4, 1999        April 2, 2000
                                                                     ----------------     ----------------
Net sales                                                             $       39,491       $       60,972
Cost of sales                                                                 29,146               43,813
                                                                      --------------       --------------
Gross profit                                                                  10,345               17,159
                                                                      --------------       --------------

Operating expenses:
   Selling, general and administrative                                         6,069                9,722
   Amortization of goodwill and intangible assets                                285                  509
   Research and development                                                      407                2,730
   Acquired in-process research and development                                    -                2,510
                                                                      --------------       --------------

Total operating expenses                                                       6,761               15,471
                                                                      --------------       --------------
Operating income                                                               3,584                1,688
                                                                      --------------       --------------

Other expense:
   Interest                                                                     (411)              (1,333)
   Other                                                                         (66)                 (65)
                                                                      --------------       --------------
Total other expense                                                             (477)              (1,398)
                                                                      --------------       --------------

Income before income taxes                                                     3,107                  290
Provision for income taxes                                                     1,113                   96
                                                                      --------------       --------------
Net income                                                            $        1,994       $          194
                                                                      ==============       ==============
Earnings per share:
   -Basic                                                             $         0.18       $         0.02
                                                                      ==============       ==============
   -Diluted                                                           $         0.18       $         0.02
                                                                      ==============       ==============

Weighted average common shares outstanding:
   -Basic                                                                     11,261               11,118
   -Diluted                                                                   11,370               11,809



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
                 (amounts in 000's, except earnings per share)

                                                                                             Six Months
                                                                    Six Months Ended            Ended
                                                                     April 4, 1999          April 2, 2000
                                                                    ----------------      ----------------
Net sales                                                             $     78,908        $        115,560
Cost of sales                                                               57,702                  84,833
                                                                      ------------        ----------------

Gross profit                                                                21,206                  30,727
                                                                      ------------        ----------------

Operating expenses:
   Selling, general and administrative                                      12,184                  18,148
   Amortization of goodwill and intangible assets                              570                     903
   Research and development                                                    755                   5,075
   Acquired in-process research and development                                  -                   2,510
                                                                      ------------        ----------------


Total operating expenses                                                    13,509                  26,636
                                                                      ------------        ----------------

Operating income                                                             7,697                   4,091
                                                                      ------------        ----------------

Other income (expense):
   Interest                                                                   (963)                 (2,381)
   Other                                                                        50                      22
                                                                      ------------        ----------------

Total other expense                                                           (913)                 (2,359)
                                                                      ------------        ----------------

Income before income taxes                                                   6,784                   1,732
Provision for income taxes                                                   2,510                     572
                                                                      ------------        ----------------

Net income                                                            $      4,274        $          1,160
                                                                      ============        ================

Earnings per share:
   -Basic                                                             $       0.38        $           0.11
                                                                      ============        ================
   -Diluted                                                           $       0.37        $           0.10
                                                                      ============        ================

Weighted average common shares outstanding:
   -Basic                                                                   11,337               11,019
   -Diluted                                                                 11,449               11,418



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                               (amounts in 000's)

                                                                        Six Months Ended       Six Months Ended
                                                                          April 4, 1999         April 2, 2000
                                                                     -------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $             4,274     $             1,160
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                   3,386                   5,747
   Allowance for doubtful accounts                                                  (470)                    888
   Acquired in-process research and development                                        -                   2,510
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable                                                         1,477                  (1,710)
       Inventories                                                                (2,520)                    394
       Other current assets                                                         (509)                    332
       Other assets                                                               (1,749)                      -
       Accounts payable                                                             (326)                    395
       Accrued liabilities                                                        (2,330)                  1,247
       Income taxes payable                                                        1,929                     112
                                                                     -------------------     -------------------
Net cash provided by operating activities                                          3,162                  11,075
                                                                     -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition                                                             -                  (1,548)
   Investment in an unconsolidated affiliate                                           -                    (251)
   Purchases of property and equipment                                            (2,349)                 (5,454)
   Change in other assets                                                              -                     392
                                                                     -------------------     -------------------
Net cash used in investing activities                                             (2,349)                 (6,861)
                                                                     -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable to banks and other                           2,635                  (5,007)
   Payments on long-term debt                                                     (1,508)                 (2,722)
   Decrease in other long-term liabilities                                            (6)                     (9)
   Repurchases of common stock                                                    (5,764)                      -
   Exercise of employee stock options                                                 27                   2,138
                                                                     -------------------     -------------------
Net cash used in financing activities                                             (4,616)                 (5,600)
                                                                     -------------------     -------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (7)                     (2)
                                                                     -------------------     -------------------
Net decrease in cash and cash equivalents                                         (3,810)                 (1,388)
Cash and cash equivalents at beginning of period                                   9,610                   7,624
                                                                     -------------------     -------------------
Cash and cash equivalents at end of period                           $             5,800     $             6,236
                                                                     ===================     ===================


        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 2, 2000


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

2. INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                       October 3,               April 2,
                                         1999                     2000
                                    ---------------         ---------------
                                             (amounts in 000's)
Raw materials                       $        14,002         $        12,944
Work in process                              22,244                  19,425
Finished goods                               20,679                  24,162
                                    ---------------         ---------------
                                    $        56,925         $        56,531
                                    ===============         ===============


3. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had filed suit against the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility were present in soil and groundwater on the subsidiary's property, the Company vigorously contested any assertion that the subsidiary was the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs related to the dispute, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict the future costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is involved in various pending litigation, arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income for the quarters ended April 4, 1999 and April 2, 2000 was $1,994,000 and $192,000, respectively. Total comprehensive income for the six months ended April 4, 1999 and April 2, 2000 was $4,267,000 and $1,158,000, respectively.

5. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share for the quarters and six months ended April 4, 1999 and April 2, 2000 were calculated as follows:

                                                        Quarter Ended                       Six Months Ended
                                             ---------------------------------    ---------------------------------
                                                 April 4,           April 2,           April 4,          April 2,
                                                   1999               2000               1999              2000
                                             --------------    ---------------    ---------------    --------------
                                                                 (in 000's, except per share data)
BASIC
Net income                                   $        1,994    $           194    $         4,274    $        1,160
                                             ==============    ===============    ===============    ==============
Weighted-average common shares
   outstanding                                       11,261             11,118             11,337            11,019
                                             ==============    ===============    ===============    ==============
Basic earnings per share                     $         0.18    $          0.02    $          0.38    $         0.11
                                             ==============    ===============    ===============    ==============

DILUTED
Net income                                            1,994                194              4,274             1,160
                                             ==============    ===============    ===============    ==============
Weighted-average common shares
   outstanding for basic                             11,261             11,118             11,337            11,019
Dilutive effect of stock options                        109                691                112               399
                                             --------------    ---------------    ---------------    --------------

Weighted-average common shares
   outstanding on a diluted basis                    11,370             11,809             11,449            11,418
                                             ==============    ===============    ===============    ==============
Diluted earnings per share                   $         0.18    $          0.02    $          0.37    $         0.10
                                             ==============    ===============    ===============    ==============


6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company in fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is not expected to materially affect the Company's financial position, results of operations or cash flows.

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

Financial information by geographic segments is as follows:

                                                                           Six Months Ended
                                                          --------------------------------------------------
                                                             April 4, 1999                  April 2, 2000
                                                          -------------------            -------------------
                                                                            (amounts in 000's)
Net sales
  United States
    Sales to unaffiliated customers                       $            32,674            $            55,780
    Intergeographic sales                                               5,552                          4,482
  Europe
    Sales to unaffiliated customers                                     4,294                          4,330
    Intergeographic sales                                               1,042                          1,042
  Asia
    Sales to unaffiliated customers                                     2,523                            862
    Intergeographic sales                                               1,159                            835
Eliminations of intergeographic sales                                  (7,753)                        (6,359)
                                                          -------------------            -------------------
                                                                       39,491                         60,972
                                                          ===================            ===================
Income from operations:
  United States                                                         3,106                          1,477
  Europe                                                                  307                            218
  Asia                                                                    171                             (7)
                                                          -------------------            -------------------
    Total                                                 $             3,584            $             1,688
                                                          ===================            ===================

Capital expenditures:
  United States                                           $             1,785            $             5,393
  Europe                                                                  515                             21
  Asia                                                                     49                             40
                                                          -------------------            -------------------
    Total                                                 $             2,349            $             5,454
                                                          ===================            ===================

Depreciation and amortization:
  United States                                           $             2,268            $             4,767
  Europe                                                                  955                             93
  Asia                                                                    163                            146
                                                          -------------------            -------------------
    Total                                                 $             3,386            $             5,006
                                                          ===================            ===================

                                                             October 3, 1999                April 2, 2000
                                                          -------------------            -------------------
                                                                         (amounts in 000's)
Identifiable assets:
  United States                                           $           166,429            $           178,740
  Europe                                                                8,019                          8,110
  Asia                                                                  7,153                          6,275
                                                          -------------------            -------------------
    Total                                                 $           181,601            $           193,125
                                                          ===================            ===================

8. ACQUISITION

In February 2000, Microsemi acquired certain assets of the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation ("Infinesse"). This business specializes in RF components utilizing III-V Compounds (primarily Gallium Arsenide and Indium Gallium Phosphide), and SiGe semiconductors for advanced cellular, PCS and 3G, BlueTooth, and 5.7 GHz LAN applications. The cost of this acquisition was approximately $15,110,000, which was funded with cash, debt, shares of Microsemi's common stock, and the issuance of a note convertible into shares of Microsemi's common stock. The acquisition was accounted for under the purchase method of accounting, and goodwill resulting from this acquisition was approximately $9,860,000. Microsemi's consolidated results of operations include those of Micro WaveSys since the date of acquisition. Micro WaveSys has 1,000 authorized shares, of which, Microsemi owns 800 shares, Infinesse owns 100 shares, and 100 shares are reserved for future option grants.

The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair values to the extent of the aggregate purchase price. Portions of the purchase price were allocated to certain intangible assets such as completed technology, assembled workforce, and in-process research and development ("R & D"). The allocation of the purchase price to these intangible assets was based on an independent valuation report. The amount of the purchase price allocated to in-process R & D was determined by estimating the stage of completion of each in-process R & D project at the date of acquisition, estimating cash flows resulting from the future release of products employing these technologies, and discounting the net cash flows back to their present values. At the date of acquisition, technological feasibility of the in-process R & D projects had not been reached and the technology had no alternative future uses without further development. Accordingly, Microsemi expensed the portion of the purchase price allocated to in-process R & D of $2,510,000, in accordance with generally accepted accounting principles, in the quarter ended April 2, 2000.

The in-process R & D comprises a number of individual technological development efforts, focusing on the discovery of new, technologically advanced knowledge and more complete solutions to customers' needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included efforts regarding Microsemi's strategy of expanding product offerings into the high growth wireless, broadband, and the analog and mixed signal IC sectors.

The weighted average stage of completion for all projects, in the aggregate, was approximately 60% as of the acquisition date. As of that date, the estimated remaining costs to bring the projects under development to technological feasibility are over $500,000. Upon completion, cash flows from sales of products incorporating those technologies were estimated to commence in the year 2000. Revenues forecasted in each period were reduced by related expenses, capital expenditures, and the cost of working capital. The discount rate applied to the net cash flows was 28%, which reflected the level of risk associated with the particular technologies and the current return on investment requirements of the market.

As discussed above, a portion of the costs of acquisition was allocated to completed technology and assembled workforce. The total allocation approximated $2,490,000 for these intangible assets.

Pro forma results as if the acquisition had taken place in the prior year would not be materially different from the Company's reported results.

9.  STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

                                                                  Six months                     Six months
                                                                     ended                          ended
                                                                 April 4, 1999                  April 2, 2000
                                                              ----------------              -----------------
Supplementary information:                                                    (amounts in 000's)

Cash paid during the periods for:
    Interest                                                  $            997              $           2,418
                                                              ================
    Income taxes                                              $            390              $              92
                                                              ================              =================

Business acquired in a purchase transaction (Note 8):

    Fair values of assets acquired                                           -                            250
    Goodwill                                                                 -                          9,860
    Other intangible assets                                                  -                          5,000
    Less stock and debt issued                                               -                        (13,562)
    Cash paid for acquisition                                 $              -              $           1,548
                                                              ================              =================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be impacted by certain important factors discussed below or referenced under the heading "Important Factors Related to Forward-Looking Statements and Associated Risks," found below. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and notes should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

INTRODUCTION
------------

We are a leading designer, manufacturer and marketer of analog, mixed-signal and discrete semiconductors. Our semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Our products include individual components as well as complete circuit solutions that enhance our customers' end products by providing battery optimization, reducing size or protecting circuits. Our commercial products are used in dynamic high growth mobile connectivity applications, including mobile phones and handheld Internet devices, and broadband communications applications such as base stations, wireless LAN, cable and fiber optic systems. These high growth opportunities have emerged from our ongoing capabilities in designing and manufacturing semiconductors for military, satellite and medical applications. We serve several end markets of the semiconductor industry. These end markets include battery-operated products, communications and Internet infrastructure, and military and aerospace. Battery-operated products include portable digital assistants (PDAs), mobile phones, portable or implantable, medical equipment, hearing aids, notebook computers and wireless web tablets. Our diverse customer base includes Motorola, Lockheed Martin, Seagate, Mitsubishi, Guidant, Samsung, Medtronic, Boeing, Palm, Dell and Compaq.

Results Of Operations For The Quarter Ended April 2, 2000 Compared To The Quarter Ended April 4, 1999.

Net sales for the second quarter of fiscal year 2000 increased $21.5 million to $61.0 million from $39.5 million for the second quarter of fiscal year 1999.
The increase was attributable primarily to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity, telecommunications and computer/peripheral markets. The increase in sales for the second quarter of fiscal year 2000 included $18.7 million from the LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products (MMP) divisions, which we acquired in April and June of 1999, respectively.

Gross profit increased $6.8 million to $17.2 million for the second quarter of fiscal year 2000 from $10.3 million for the second quarter of fiscal year 1999. Gross margin percentage for the second quarter of fiscal year 2000 was 28.1%, up from 26.2% in the second quarter of the prior fiscal year. Gross profit in the second quarter of fiscal year 2000 included $7.6 million from the LinFinity and MMP divisions. Gross profit for the second quarter of fiscal 2000, (excluding LinFinity and MMP), decreased $0.8 million compared to the same quarter of the prior fiscal year. This decrease and the decline in gross profit percentage to 22.6% (excluding LinFinity and MMP) were due to lower capacity utilization and lower shipments in the space/satellite business at certain subsidiaries.

Selling, general and administrative expenses increased $3.7 million to $9.7 million for the second quarter of fiscal year 2000 compared to the corresponding period of the prior year. The increase was primarily due to the additions of LinFinity and MMP.

Research and development for the second quarter of fiscal year 2000 increased $2.3 million to $2.7 million from $0.4 million for the second quarter of fiscal year 1999. The increase was due to higher spending to develop power management and RF products for the mobile connectivity, telecommunications, medical and computer/peripheral markets.

The charge for acquired in-process research and development of $2.5 million in the second quarter of fiscal year 2000 was related to our acquisition of the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation in February 2000.

Interest expense increased $0.9 million due to increases in borrowings to finance the LinFinity and MMP acquisitions.

Our effective income tax rates of 35.8% and 33.0% in the quarters ended April 4, 1999 and April 2, 2000, respectively, were the combined result of taxes computed on consolidated income. The lower effective tax rate in the current quarter is primarily attributable to adjustments to accrual rates due in significant part to a higher proportion of income earned within lower tax rate jurisdictions.

Results Of Operations For The Six Months Ended April 2, 2000 Compared To The Six Months Ended April 4, 1999.

The six months ended April 2, 2000 comprised 26 weeks, and the six months ended April 4, 1999 comprised 27 weeks.

Net sales for the first six months of fiscal year 2000 increased $36.7 million to $115.6 million from $78.9 million for the first six months of fiscal year 1999. This increase was attributable primarily to higher sales of our power management and RF products to the mobile connectivity, telecommunications and computer/peripheral markets. The increase in sales for the first six months of fiscal year 2000 included $36.1 million from the LinFinity and MMP divisions, which we acquired in April and June of 1999, respectively.

Gross profit increased $9.5 million to $30.7 million, or 26.6% of sales for the first six months of fiscal year 2000 from $21.2 million, or 25.9% of sales for the first six months of fiscal year 1999. The increase in gross profit was due to higher total sales. Gross profit for the first six months of fiscal year 2000 included $13.3 million from the LinFinity and MMP divisions. Gross profit for the first six months of fiscal 2000, (excluding LinFinity and MMP), decreased $3.8 million compared to the same period of the prior fiscal year. This decrease and the decline in gross profit percentage to 21.9% (excluding LinFinity and MMP) were due to lower capacity utilization and lower shipments in the space/satellite business at certain subsidiaries.

Selling, general and administrative expenses increased $6.0 million to $18.1 million for the first six months of fiscal year 2000, compared to the corresponding period of the prior year. The increase was primarily due to the additions of LinFinity and MMP.

Research and development for the first six months of fiscal year 2000 increased $4.3 million to $5.1 million from $0.8 million for the corresponding period of fiscal year 1999. The increase was due to higher spending to develop our power management and RF products for the mobile connectivity, telecommunications, medical and computer/peripheral markets.

The charge for acquired in-process research and development of $2.5 million in the first six months of fiscal year 2000 was related to our acquisition of the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation in February 2000.

Interest expense increased $1.4 million due to increases in borrowings to finance the LinFinity and MMP acquisitions.

Our effective income tax rates of 37.0% and 33.0% in the six months ended April 4, 1999 and April 2, 2000, respectively, were the combined result of taxes computed on consolidated income. The lower effective tax rate in the current period is primarily attributable to adjustments to accrual rates due in significant part to a higher proportion of income earned within lower tax rate jurisdictions.

Capital Resources And Liquidity

Net cash provided by operating activities was $3.2 million and $11.7 million for the first six months of fiscal years 1999 and 2000, respectively. The increase in cash provided by operating activities in fiscal year 2000 compared to fiscal year 1999 was primarily attributable to non-cash charges for depreciation, acquired in-process research and development, and changes in accounts receivable, inventories, other assets, accrued liabilities and income taxes payable.

Net cash used in investing activities was $2.3 million and $7.5 million for the first six months of fiscal years 1999 and 2000, respectively. The increase was primarily due to increased purchases of property and equipment and the Micro WaveSys acquisition.

Net cash used in financing activities was $4.6 million and $5.6 million for the first six months of fiscal years 1999 and 2000, respectively. The net cash used in financing activities in the first six months of fiscal year 1999 was primarily a result of the repurchases of our common stock. The net cash used in financing activities in the first six months of fiscal year 2000 was primarily a result of payments on our debt, partially offset by proceeds received from exercises of stock options.

Our operations in the six months ended April 4, 1999 and April 2, 2000 were funded with internally generated funds and borrowings under our revolving line of credit, which expires in March 2003. Under this line of credit, we can borrow up to $30.0 million. As of April 2, 2000, $13.5 million was borrowed and $12.1 million was available under this credit facility. At April 2, 2000, we had $6.2 million in cash and cash equivalents.

In June 1999, we finalized a lease agreement for a building located in Santa Ana, California. This lease requires a current monthly rental payment of $23,217. This transaction was recorded as a purchase at the present value of the lease payments.

In February 2000, we acquired the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation ("Infinesse") for $1.5 million in cash, 312,500 shares of our common stock and $4.5 million in notes payable. Micro WaveSys has 1,000 authorized shares, of which, we own 800 shares, Infinesse owns 100 shares, and 100 shares are reserved for future option grants.

We are committed by the terms of our revolving line of credit and other credit facilities to make debt service payments on our outstanding indebtedness.

Based upon information currently available, we believe that we can meet our current operating cash and debt service requirements with internally generated funds together with our available borrowings.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------


Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not affect us materially or adversely, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse change in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our forecasts, which may in turn affect our results. Readers are cautioned against giving undue weight to any of our forward-looking statements.

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

The inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.
Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Risk Factors" in the Form S-3, as amended, as filed by the Company with the Securities and Exchange Commission on April 26, 2000, and subsequent amendments thereto, which are incorporated herein by this reference as Exhibit 99.1 hereto, or under the heading "Important factors related to forward-looking statements and associated risks" in our annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 1999, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

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

          None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 29, 2000.

      (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 20, 2000.

      (c) Votes were received for each of the nominees to the Board of Directors as follows:

                                            For                 Withheld
                                       --------------        ---------------

          Philip Frey, Jr.                  9,510,293                642,013
          Joseph M. Scheer                  9,509,965                642,341
          Brad Davidson                     9,510,390                641,916
          Robert B. Phinizy                 9,506,965                645,341
          Martin H. Jurick                  9,510,490                641,816


          Votes were received for the amendments of the Microsemi 1987 Stock Plan, including increasing of the number of shares available under the plan, as follows:

               For            6,521,301
               Against        1,843,283
               Abstain          348,629
               Non-votes      2,206,766

      (d) Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibit:

          Exhibit 2.3 Asset Purchase Agreement, dated as of February 15, 2000 between Microsemi Corporation and Infinesse Corporation, incorporated by reference to the same numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2000.

          Exhibit 27 Unaudited Financial Data Schedule for the six months ended April 2, 2000.

          Exhibit 99.1 Information under the heading "Risk Factors" in the Form S-3, as amended, as filed by the Company with the Securities and Exchange Commission on April 26, 2000 is incorporated herein by this reference.

      (b) Reports on Form 8-K:

          On March 15, 2000, the completion of the acquisition of the HBT Business Products Group of Infinesse Corporation was reported on Form 8-K under item 2 and the related Assets Purchase Agreement dated February 15, 2000 was filed as an exhibit thereto under item 7.

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


DATED:   May 15, 2000