Form 10-Q
period 2000-07-02
MICROSEMI CORP
filed 2000-08-09
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended July 2, 2000
                  -------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on July 21, 2000 was 13,776,106.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and nine months ended July 2, 2000 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 3, 1999, are attached hereto and incorporated herein.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                            (amounts in thousands)

                                              October 3, 1999        July 2, 2000
                                              ---------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                    $         7,624     $       25,282
  Accounts receivable less allowance for
     doubtful accounts, $3,805 at October
     3, 1999 and $6,476 at July 2, 2000                 31,775             31,094
  Inventories                                           56,925             52,422
  Deferred income taxes                                  7,282              7,183
  Other current assets                                   2,128              3,870
                                               ---------------     --------------
Total current assets                                   105,734            119,851
                                               ---------------     --------------
Property and equipment, net                             54,946             54,930

Deferred income taxes                                      862                862
Goodwill and other intangible assets, net               12,218             23,334
Other assets                                             7,841              5,755
                                               ---------------     --------------
TOTAL ASSETS                                   $       181,601     $      204,732
                                               ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and other             $        18,545     $        1,539
  Current maturities of long-term debt                   8,422              1,259
  Accounts payable                                      11,247             13,732
  Accrued liabilities                                   17,292             21,365
  Income taxes payable                                   7,178              7,172
                                               ---------------     --------------
Total current liabilities                               62,684             45,067
                                               ---------------     --------------
Long-term debt                                          31,381              9,934
                                               ---------------     --------------
Other long-term liabilities                              5,092              6,656
                                               ---------------     --------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.20 par value;
     authorized 20,000 shares; issued
     10,920 at October 3, 1999 and
     13,776 at July 2, 2000                              2,184              2,755
  Capital in excess of par value of
     common stock                                       46,695            102,810
  Retained earnings                                     34,561             38,538
  Accumulated other comprehensive loss                    (996)            (1,028)
                                               ---------------     --------------
Total stockholders' equity                              82,444            143,075
                                               ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       181,601     $      204,732
                                               ===============     ==============

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)

                                                        Quarter Ended        Quarter Ended
                                                         July 4, 1999         July 2, 2000
                                                       ----------------     ----------------
Net sales                                              $         48,758     $         66,644
Cost of sales                                                    36,790               47,602
                                                       ----------------     ----------------
Gross profit                                                     11,968               19,042
                                                       ----------------     ----------------
Operating expenses:
   Selling, general and administrative                            8,268               10,282
   Amortization of goodwill and intangible assets                   391                  719
   Research and development                                       1,374                2,953
   Acquired in-process research and development                   1,950                    -
                                                       ----------------     ----------------

Total operating expenses                                         11,983               13,954
                                                       ----------------     ----------------
Operating (loss) income                                             (15)               5,088
                                                       ----------------     ----------------
Other expenses:
   Interest                                                      (1,012)                (854)
   Other                                                            (36)                 (30)
                                                       ----------------     ----------------
Total other expenses                                             (1,048)                (884)
                                                       ----------------     ----------------
(Loss) income before income taxes                                (1,063)               4,204
(Benefit) provision for income taxes                               (393)               1,387
                                                       ----------------     ----------------
Net (loss) income                                      $           (670)    $          2,817
                                                       ================     ================
(Loss) earnings per share:
   -Basic                                              $          (0.06)    $           0.23
                                                       ================     ================
   -Diluted                                            $          (0.06)    $           0.22
                                                       ================     ================
Weighted average common shares outstanding:
   -Basic                                                        10,915               12,220
   -Diluted                                                      10,915               13,095

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)

                                                         Nine Months Ended    Nine Months Ended
                                                             July 4, 1999          July 2, 2000
                                                      -------------------      ----------------

Net sales                                             $           127,666      $        182,204
Cost of sales                                                      94,492               132,435
                                                       ------------------       ---------------

Gross profit                                                       33,174                49,769
                                                       ------------------       ---------------

Operating expenses:
   Selling, general and administrative                             20,452                28,430
   Amortization of goodwill and intangible assets                     961                 1,622
   Research and development                                         2,129                 8,028
   Acquired in-process research and development                     1,950                 2,510
                                                       ------------------       ---------------


Total operating expenses                                           25,492                40,590
                                                       ------------------       ---------------

Operating income                                                    7,682                 9,179
                                                       ------------------       ---------------

Other (expenses) income:
   Interest                                                        (1,975)               (3,235)
   Other                                                               14                    (8)
                                                       ------------------       ---------------

Total other expenses                                               (1,961)               (3,243)
                                                       ------------------       ---------------

Income before income taxes                                          5,721                 5,936
Provision for income taxes                                          2,117                 1,959
                                                       ------------------       ---------------

Net income                                            $             3,604      $          3,977
                                                       ==================       ===============

Earnings per share:
   -Basic                                             $              0.32      $           0.35
                                                       ==================       ===============
   -Diluted                                           $              0.32      $           0.33
                                                       ==================       ===============

Weighted average common shares outstanding:
   -Basic                                                          11,200                11,419
   -Diluted                                                        11,313                11,999

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                Nine Months Ended    Nine Months Ended
                                                                     July 4, 1999         July 2, 2000
                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $           3,604    $           3,977
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                            5,898                8,752
   Allowance for doubtful accounts                                           (679)               2,671
   Loss on retirement/disposition of assets                                     -                  355
   Acquired in-process research and development                             1,950                2,510
   Changes in assets and liabilities, net of acquisitions and disposition:
       Accounts receivable                                                  1,367               (1,990)
       Inventories                                                         (4,161)               1,787
       Other current assets                                                   (23)                (551)
       Other assets                                                             -                1,074
       Accounts payable                                                       357                2,485
       Accrued liabilities                                                   (880)               5,095
       Income taxes payable                                                 1,220                1,494
                                                                -----------------    -----------------
Net cash provided by operating activities                                   8,653               27,659
                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions                                              (29,488)              (1,548)
   Proceeds from sales of assets                                                -                1,608
   Investment in an unconsolidated affiliate                                    -                 (251)
   Purchases of property and equipment                                     (4,635)              (7,300)
   Change in other assets                                                  (2,275)                   -
                                                                -----------------    -----------------
Net cash used in investing activities                                     (36,398)              (7,491)
                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in notes payable to banks and other                 13,368              (19,006)
   Proceeds from long-term debt                                            30,800                    -
   Payments on long-term debt                                             (12,541)             (31,110)
   (Decrease) increase in other long-term liabilities                          (3)                  14
   Repurchases of common stock                                             (6,073)                   -
   Proceeds from sale of common stock                                           -               45,336
   Proceeds from exercises of employee stock options                           27                2,288
                                                                -----------------    -----------------
Net cash provided by (used in) financing activities                        25,578               (2,478)
                                                                -----------------    -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (31)                 (32)
                                                                -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                       (2,198)              17,658
Cash and cash equivalents at beginning of period                            9,610                7,624
                                                                -----------------    -----------------

Cash and cash equivalents at end of period                      $           7,412    $          25,282
                                                                =================    =================

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2000


1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but in the opinion of management of Microsemi Corporation includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

Fiscal years 1999 and 2000 were respectively comprised of 53 and 52 weeks. The first nine months of fiscal years 1999 and 2000 were respectively comprised of 40 and 39 weeks. The third quarters of fiscal years 1999 and 2000 were each comprised of 13 weeks.

2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                          October 3, 1999              July 2, 2000
                          ---------------             --------------
                                     (amounts in 000's)

 Raw materials               $    14,002                 $    12,865
 Work in process                  22,244                      18,127
 Finished goods                   20,679                      21,430
                              ----------                  ----------

                             $    56,925                 $    52,422
                              ==========                  ==========

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

4.    COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive loss for the quarter ended July 4, 1999 was $670,000. Total comprehensive income for the quarter ended July 2, 2000 was $2,785,000. Total comprehensive income for the nine months ended July 4, 1999 and July 2, 2000 was $3,573,000 and $3,945,000, respectively.

5.    EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding and giving effect of issuable shares upon conversion of debt during the respective periods.

Earnings per share for the quarters and nine months ended July 4, 1999 and July 2, 2000 were calculated as follows:

                                                         Quarter Ended                      Nine Months Ended
                                             ----------------------------------    ---------------------------------
                                                 July 4,              July 2,           July 4,            July 2,
                                                  1999                 2000              1999               2000
                                             ---------------     --------------    ---------------    --------------
                                                                 (in 000's, except per share data)
BASIC
Net (loss) income                            $          (670)    $        2,817    $         3,604    $        3,977
                                              ==============      =============     ==============     =============

Weighted-average common shares
   outstanding                                        10,915             12,220             11,200            11,419
                                              ==============      =============     ==============     =============

Basic (loss) earnings per share              $         (0.06)    $         0.23    $          0.32    $         0.35
                                              ==============      =============     ==============     =============

DILUTED

Net (loss) income                                       (670)             2,846              3,604             4,016
                                              ==============      =============     ==============     =============

Weighted-average common shares
   outstanding for basic                              10,915             12,220             11,200            11,419
Dilutive effect of stock options                           -                708                113               504
Dilutive effect of convertible debt                        -                167                  -                76
                                              --------------      -------------     --------------     -------------

Weighted-average common shares
   outstanding on a diluted basis                     10,915             13,095             11,313            11,999
                                              ==============      =============     ==============     =============

Diluted (loss) earnings per share            $         (0.06)    $         0.22    $          0.32    $         0.33
                                              ==============      =============     ==============     =============


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

The Company operates predominantly in a single industry segment as a manufacturer of discrete semiconductors and whole-circuit solutions. Geographic areas in which the Company operates include the United States, Ireland, Hong Kong and India. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows:

                                                      Nine Months Ended
                                               -----------------------------
                                                July 4, 1999    July 2, 2000
                                               -------------    ------------
                                                      (amounts in 000's)
Net sales
 United States
  Sales to unaffiliated customers              $    107,897     $    165,795
  Intergeographic sales                              16,214           13,898
 Europe
  Sales to unaffiliated customers                    12,724           13,731
  Intergeographic sales                               3,080            2,648
 Asia
  Sales to unaffiliated customers                     7,045            2,678
  Intergeographic sales                               3,579            2,792
Eliminations of intergeographic sales               (22,873)         (19,338)
                                                -----------      -----------
                                               $    127,666     $    182,204
                                                ===========      ===========
Income from operations:
 United States                                 $      6,621     $      8,576
 Europe                                                 692              509
 Asia                                                   369               94
                                                -----------      -----------
  Total                                        $      7,682     $      9,179
                                                ===========      ===========
Capital expenditures:
 United States                                 $      4,552     $      7,253
 Europe                                                  34                -
 Asia                                                    49               47
                                                -----------      -----------
  Total                                        $      4,635     $      7,300
                                                ===========      ===========
Depreciation and amortization:
 United States                                 $      5,681     $      8,626
 Europe                                                  54              (92)
 Asia                                                   163              218
                                                -----------      -----------
  Total                                        $      5,898     $      8,752
                                                ===========      ===========

                                              October 3, 1999    July 2, 2000
                                              ---------------    ------------
                                                      (amounts in 000's)
Identifiable assets:
 United States                                 $    166,429     $    189,316
 Europe                                               8,019            8,831
 Asia                                                 7,153            6,585
                                                -----------      -----------
  Total                                        $    181,601     $    204,732
                                                ===========      ===========

8.    ACQUISITION AND DISPOSITION

In February 2000, Microsemi acquired certain assets of the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation ("Infinesse"). This business specializes in RF components utilizing III-V Compounds (primarily Gallium Arsenide and Indium Gallium Phosphide), and SiGe semiconductors for advanced cellular, PCS and 3G, BlueTooth, and 5.7 GHz LAN applications. The cost of this acquisition was approximately $15,110,000, which was funded with cash, debt, shares of Microsemi's common stock, and the issuance of a note convertible into shares of Microsemi's common stock. The acquisition was accounted for under the purchase method of accounting, and goodwill resulting from this acquisition was approximately $9,860,000. Microsemi's consolidated results of operations include those of Micro WaveSys since the date of acquisition. Micro WaveSys has 1,000 authorized shares, of which, Microsemi owns 800 shares, Infinesse or its assignees own 100 shares, and 100 shares are reserved for future option grants.

The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair values to the extent of the aggregate purchase price. Portions of the purchase price were allocated to certain intangible assets such as completed technology, assembled workforce, and in-process research and development ("IPR&D"). The allocation of the purchase price to these intangible assets was based on an independent valuation report. The amount of the purchase price allocated to IPR&D was determined by estimating the stage of completion of each IPR&D project at the date of acquisition, estimating cash flows resulting from the future release of products employing these technologies, and discounting the net cash flows back to their present values. At the date of acquisition, technological feasibility of the IPR&D projects had not been reached and the technology had no alternative future uses without further development. Accordingly, Microsemi expensed the portion of the purchase price allocated to IPR&D of $2,510,000, in accordance with generally accepted accounting principles, in the quarter ended April 2, 2000.

The IPR&D comprises a number of individual technological development efforts, focusing on the discovery of new, technologically advanced knowledge and more complete solutions to customers' needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. Specifically, these technologies included efforts regarding Microsemi's strategy of expanding product offerings into the high growth wireless, broadband, and the analog and mixed signal IC sectors.

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

In June 2000, Microsemi sold certain assets of its Micro Commercial Components division at book value for $2,670,000. As of July 2, 2000, Microsemi received $1,600,000 in cash. Microsemi will receive the balance of $1,070,000 in four monthly installments, starting in August 2000.

9.    STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

                                                  Nine months      Nine months
                                                     ended            ended
                                                  July 4, 1999     July 2, 2000
                                                 --------------   -------------
                                                       (amounts in 000's)
Supplementary information:

Cash paid during the periods for:

    Interest                                       $   2,130        $   3,510
                                                    ========         ========
    Income taxes                                   $     306        $     509
                                                    ========         ========

Businesses acquired in purchase transactions
   (Note 8):

    Fair values of assets acquired                 $  31,547        $     250
    Goodwill                                           1,091            9,860
    Other intangible assets                            4,432            5,000
    Less stock and debt issued and
      liability assumed                               (7,500)         (13,562)
                                                    --------         --------
    Cash paid for acquisition                      $  29,570        $   1,548
                                                    ========         ========

In June 2000, the Company sold certain assets of the Micro Commercial Components division, at book value, for $2.7 million. As of July 2, 2000, the Company received $1.6 million in cash. The Company will receive the balance of $1.1 million in four monthly installments, starting in August 2000.

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

Results Of Operations For The Quarter Ended July 2, 2000 Compared To The Quarter Ended July 4, 1999.

Net sales for the third quarter of fiscal year 2000 increased $17.8 million to $66.6 million from $48.8 million for the third quarter of fiscal year 1999. The increase was attributable primarily to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity, telecommunications, computer/peripheral and space/satellite markets. We acquired LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products ("MMP") in April and June of 1999, respectively. We sold certain assets of our Micro Commercial Components division ("MCC") in June 2000. LinFinity, MMP and MCC collectively had revenues of $15.1 million and $24.6 million in the quarters ended July 4, 1999 and July 2, 2000, respectively.

Gross profit increased $7.0 million to $19.0 million for the third quarter of fiscal year 2000 from $12.0 million for the third quarter of fiscal year 1999. Gross margin percentage for the third quarter of fiscal year 2000 was 28.6%, up from 24.5% in the third quarter of the prior fiscal year. This increase was due to higher capacity utilization and an increase in shipments of higher margin power management, TVS, RF/Microwave and space/satellite products. LinFinity, MMP and MCC collectively had gross profit of $3.5 million and $9.2 million in the quarters ended July 4, 1999 and July 2, 2000, respectively.

Selling, general and administrative expenses increased $2.0 million to $10.3 million for the third quarter of fiscal year 2000 compared to $8.3 million for the corresponding period of the prior year. The increase was primarily due to the additions of LinFinity and MMP.

Research and development for the third quarter of fiscal year 2000 increased by $1.6 million to $3.0 million from $1.4 million for the third quarter of fiscal year 1999. The increase was due to higher spending to develop power management and RF products for the mobile connectivity, telecommunications, medical and computer/peripheral markets.

Interest expense for the third quarter of fiscal year 2000 decreased $.2 million from the third quarter of fiscal year 1999. The decrease was due to a lower average balance of debt during the current-year period.

Our effective income tax rates of 37.0% and 33.0% in the quarters ended July 4, 1999 and July 2, 2000, respectively, were the combined result of taxes computed on consolidated income. The lower effective tax rate in the current-year quarter is primarily attributable to adjustments to accrual rates due mostly to a higher proportion of income earned within lower tax rate jurisdictions.

Results Of Operations For The Nine Months Ended July 2, 2000 Compared To The Nine Months Ended July 4, 1999.

The nine months ended July 2, 2000 comprised 39 weeks, and the nine months ended July 4, 1999 comprised 40 weeks.

Net sales for the first nine months of fiscal year 2000 increased $54.5 million to $182.2 million from $127.7 million for the first nine months of fiscal year 1999. This increase was attributable primarily to higher sales of our power management and RF products to the mobile connectivity, telecommunications and computer/peripheral markets. LinFinity, MMP and MCC collectively had revenues of $22.5 million and $70.0 million in the nine months ended July 4, 1999 and July 2, 2000, respectively.

Gross profit increased $16.6 million to $49.8 million, or 27.3% of sales for the first nine months of fiscal year 2000 from $33.2 million, or 26.0% of sales for the first nine months of fiscal year 1999. This increase was due to higher capacity utilization as a result primarily of an increase in shipments of higher margin power management, TVS, RF/Microwave and space/satellite products. LinFinity, MMP and MCC collectively had gross profit of $4.7 million and $23.5 million in the nine months ended July 4, 1999 and July 2, 2000, respectively.

Selling, general and administrative expenses increased $7.9 million to $28.4 million for the first nine months of fiscal year 2000, compared to $20.5 million for the corresponding period of the prior year. The increase was primarily due to the additions of LinFinity and MMP.

Research and development for the first nine months of fiscal year 2000 increased by $5.9 million to $8.0 million from $2.1 million for the corresponding period of fiscal year 1999. The increase was due to higher spending to develop our power management and RF products for the mobile connectivity, telecommunications, medical and computer/peripheral markets.

Interest expense increased $1.3 million due to a higher average balance of debt used to finance the LinFinity and MMP acquisitions. The acquisition debt obtained in April, 1999 was paid off in June, 2000 with proceeds from the sale of our common stock.

Our effective income tax rates of 37.0% and 33.0% in the nine months ended July 4, 1999 and July 2, 2000, respectively, were the combined result of taxes computed on consolidated income. The lower effective tax rate in the current period is primarily attributable to adjustments to accrual rates due in significant part to a higher proportion of income earned within lower tax rate jurisdictions.

Capital Resources And Liquidity

Net cash provided by operating activities was $8.7 million and $27.7 million for the first nine months of fiscal years 1999 and 2000, respectively. The increase in cash provided by operating activities in fiscal year 2000 compared to fiscal year 1999 was primarily attributable to a higher level of non-cash charges for depreciation and amortization and acquired in-process research and development. In addition, net cash provided by operating activities were impacted by changes in accounts receivable and allowance for doubtful accounts, inventories, other assets, accounts payable and accrued liabilities.

Net cash used in investing activities was $36.4 million and $7.5 million for the first nine months of fiscal years 1999 and 2000, respectively. The net cash used in investing activities in the first nine months of fiscal year 1999 was a result of the Linfinity and MMP acquisitions. The net cash used in investing activities in the first nine months of fiscal year 2000, was primarily due to the purchases of capital equipment and the cash portion of the payment for the Micro WaveSys acquisition, partially offset by proceeds received from the sale of MCC.

Net cash provided by financing activities was $25.6 million for the first nine months of fiscal year 1999. Net cash used in financing activities was $2.5 million for the first nine months of fiscal year 2000. The net cash provided by financing activities in the first nine months of fiscal year 1999 was primarily a result of cash obtained from long-term debt, partially offset by the repurchases of our common stock. The net cash used in financing activities in the first nine months of fiscal year 2000 was primarily a result of payments on our debt, partially offset by proceeds received from the sale of our common stock in an underwritten public offering and from exercises of stock options.

Our operations in the nine months ended July 4, 1999 and July 2, 2000 were funded with internally generated funds, borrowings under our revolving line of credit, which expires in March 2003, and from the sale of our common stock in June 2000. At July 2, 2000, we had $25.3 million in cash and cash equivalents.

In June 1999, we finalized a lease agreement for a building located in Santa Ana, California. This lease requires a current monthly rental payment of $23,217. This transaction was recorded as a purchase at the present value of the lease payments.

In February 2000, we acquired the HBT Business Products Group (now called Micro WaveSys, Inc.) of Infinesse Corporation ("Infinesse") for $1.5 million in cash, 312,500 shares of our common stock and $4.5 million in notes payable. Micro WaveSys has 1,000 authorized shares, of which, we own 800 shares, Infinesse or assignees own 100 shares, and 100 shares are reserved for future option grants.

In June 2000, we sold 2,303,300 shares of our common stock and received approximately $45.3 million, net of expenses. A portion of the proceeds was used to pay off the balance of a bank debt originally incurred to finance the acquisitions of LinFinity and MMP.

In June 2000, we sold certain assets of MCC, at book value, for $2.7 million. As of July 2, 2000, we received $1.6 million in cash. We expect to receive the balance of $1.1 million in four monthly installments, starting in August 2000.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------


Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Adverse changes could result from any number of factors, including fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon a small number of customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties.

The inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.
Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Risk Factors" in the Form 424B4 Prospectus that we filed with the Securities and Exchange Commission on June 1, 2000, and any subsequent amendments thereto, which are incorporated herein by this reference as Exhibit 99.1 hereto, or under the heading "Important factors related to forward-looking statements and associated risks" in our annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 1999, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

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

             Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibit:

             Exhibit 27 Unaudited Financial Data Schedule for the nine months ended July 2, 2000.

             Exhibit 99.1 Information under heading "Risk Factors" in the Form 424B4 Prospectus as filed by the Company with the Securities and Exchange Commission on June 1, 2000 is incorporated herein by this reference.

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


DATED:   August 7, 2000