Form 10-K
period 2000-10-01
MICROSEMI CORP
filed 2000-12-21
CIK 310568

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 1, 2000
                                             ---------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to______

                        Commission file number # 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of Registrant as specified in its charter)


                  Delaware                                  95-2110371
  ----------------------------------------             -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


               2830 South Fairview Street, Santa Ana, CA  92704
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 29, 2000 was approximately $253,615,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed for this purpose to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on November 29, 2000 was 13,803,631.

Documents Incorporated by Reference
-----------------------------------

Part III: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 27, 2001. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended October 1, 2000.

                                    PART I
                                    ------

ITEM 1.   BUSINESS
          --------

INTRODUCTION
------------

Microsemi Corporation (the "Company", "Microsemi") was incorporated in Delaware in 1960. Its name was changed from Microsemiconductor Corporation in February 1983. The principal executive offices of the Company are located at 2830 South Fairview Street, Santa Ana, California 92704 and its telephone number is (714) 979-8220. Unless the context otherwise requires, the "Company" and "Microsemi" refer to Microsemi Corporation and its consolidated subsidiaries.

Microsemi is a leading designer, manufacturer and marketer of analog, mixed-signal and discrete semiconductors. The Company's semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Microsemi products include individual components as well as complete circuit solutions that enhance customer designs by providing battery optimization, reducing size or protecting circuits. Markets the company serves include mobile connectivity, computer/peripherals, telecommunications, medical, industrial/commercial, space/satellite and military.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in the Company's operations or business. Other factors that could cause results to vary materially from current expectations are discussed elsewhere in this Form 10-K, including part I, item 3; and part II, items 5, 7 and 8. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against undue weight to forward-looking statements.

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

The Company currently serves a broad group of customers including Motorola, Lockheed-Martin, Giga-Byte Technology, Raytheon, Mitsubishi Electric, Alcatel, Cardiac Pacemaker and Zenitron Corp.

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

The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 2000, the Company's domestic sales accounted for approximately 63% of the Company's revenues, of which sales representatives and distributors accounted for approximately 21% and 21%, respectively. The Company has direct sales offices in many metropolitan areas including Los Angeles, Garden Grove, Santa Ana, Phoenix, Denver, Chicago, Minneapolis, Montgomeryville, Boston, Long Island, West Palm Beach, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 37% of fiscal year 2000 sales.

No one customer accounted for more than 4% of the Company's revenue in fiscal year 2000. However, approximately 21% of the Company's business is to customers whose principal sales are to the U.S. Government.

RESEARCH AND DEVELOPMENT
------------------------

The Company believes that continuing timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs outside consultants to assist with product design.

The Company spent approximately $1,532,000, $4,002,000 and $11,196,000, in fiscal years 1998, 1999 and 2000, respectively, for research and development, none of which was customer sponsored.

The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its businesses.

MANUFACTURING AND SUPPLIERS
---------------------------

The Company's principal domestic manufacturing operations are located in Santa Ana and Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments.

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

There can be no assurance that the Company will obtain sufficient supply of product from foundry or subcontract assembly sources to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high demand for foundry services, and may become substantially more difficult if the Company's product requirements increase significantly. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories for particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times.

FOREIGN OPERATIONS
------------------

The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland; Mumbai, India and Hong Kong and is a partner in a joint venture in The People's Republic of China (PRC). No assurance can be made that political and economic factors in such countries will not have material adverse effects on the assets, cash flows and results of operations of the Company.

The Company's Mumbai, India facility assembles a commercial zener diode line to compete in the lower-cost commercial and consumer markets. This plant also performs subcontract coil manufacturing.

The Company's Hong Kong subsidiary, Microsemi (H.K.) Ltd., produces diode products for commercial customers. The Hong Kong subsidiary utilizes diode chips manufactured in the Company's U.S. plants and assembles, tests and finishes the products. The plant is also approved for assembly of certain military specified diodes.

The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the other Microsemi operations. This plant is Defense Supply Center Columbus (DSCC) approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-PRF-19500 and is also European Space Agency qualified. A trading company at this facility services European customers with products from Microsemi U.S. and Asian locations.

SALES TO FOREIGN CUSTOMERS
--------------------------

Sales to foreign customers represented approximately 23%, 35% and 37% of net sales for the 1998, 1999 and 2000 fiscal years, respectively. Foreign sales may be subject to political and economic risks, including financial or political instability, currency fluctuations, changes in the effective price of goods in local currencies, the effect of trade sanctions, embargoes, or changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally; any of these factors and other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales. Many of the Company's customers, including space customers, provide the Company minimal information on future ordering plans. Therefore, fluctuations in backlog can be unpredictable.

ORDER BACKLOG
-------------

The Company's consolidated order backlog at October 1, 2000, for delivery within twelve months, was $87,335,000, as compared to $66,700,000 at October 3, 1999. The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because of various factors, which may include that lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the continual possibility of customer changes in delivery schedules or cancellations of orders having an adverse effect on actual sales.

Also, a portion of the Company's sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. All of the Company's contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price re-negotiation in accordance with U.S. Government sole source procurement provisions.

COMPETITION
-----------

The markets in which the Company competes are extremely competitive. The Company expects that competition will increase. The principal factors of competition in the Company's markets include performance, product features, product availability, price, quality, timing of new product introductions and the emergence of new technologies.

The Company competes in the semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market, the Company believes that it possesses a considerable share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., General Semiconductor, Inc., Texas Instruments, Semtech, Linear Tech, Maxim, Dallas Semiconductor, Vishay, Fairchild Semiconductor and International Rectifier, which are significantly larger and have greater resources and larger market shares than Microsemi. In addition, Microsemi has licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive with the Company's products. For instance, in a license and supply agreement with LinFinity Microelectronics, Inc. ("LinFinity"), IMP, Inc. has the right to manufacture, market and sell a line of SCSI products through its own sales force in direct competition with LinFinity. Commercial products are under extreme price pressure due to intense price competition. The market for analog ICs is also intensely competitive. With respect to application-specific data communications devices, the Company's principal competitors are Dallas Semiconductor, IMP, Inc., and Texas Instruments. In the area of integrated circuit products, because the markets are diverse and highly fragmented, the Company expects to encounter different competitors on different products. The Company's principal competitors are expected to include Linear Technology Corporation, IMP, Inc., Maxim Integrated Products, Inc., Analog Devices Inc., Dallas Semiconductor, Micrel, Motorola, National Semiconductor Corporation, Semtech, Texas Instruments and certain European and Asian manufacturers. Due to the increasing demand for analog circuits, the Company expects intensified competition from existing and new competitors. Increased competition could adversely affect Microsemi's financial condition, results of operations or cash flow of the Company.

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

If the Company's products were found to violate a patent or other right of a third party, the Company's business could be adversely affected. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan, China, Singapore, Thailand and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

The Company subcontracts a portion of its wafer fabrication to outside foundries. There are a number of foundries which, given appropriate lead times, could meet some of Microsemi's needs. However, the Company can not guarantee that it will be able to meet its customers' required delivery schedules. Because of the unique nature of the manufacturing processes, it would be difficult for Microsemi to arrange for independent suppliers to make wafers in a short period of time. If a fire, natural disaster or any other event prevents Microsemi from operating the factory for more than a few days, the Company's revenue and financial condition could be severely impacted. Microsemi believes that it has sufficient manufacturing capacity to meet its near term plans although prolonged problems with any specific piece of equipment could cause Microsemi to miss its goals.

Microsemi purchases most of its raw materials, including silicon wafers, on a purchase order basis from a limited number of vendors. If any subcontractors or vendors are unable to provide these services or materials in the future, the relationships with Microsemi's customers could be seriously affected and its revenues, financial condition and cash flows could be severely damaged.

After certain wafers are fabricated and tested, they are sent to contract assembly houses to be packaged. Microsemi's integrated circuit products are packaged and tested by a limited number of third party subcontractors in Asian countries. Some of the raw materials included in these operations are obtained from sole source suppliers. Although the Company seeks to reduce its dependence on sole and limited source suppliers both for assembly services and for materials, disruption or financial, operational, production or quality assurance difficulties at any of these sources could occur and cause Microsemi to have severe delivery problems.

EMPLOYEES
---------

On October 1, 2000, the Company employed 1,827 persons domestically including 185 in engineering, 1,421 in manufacturing, 104 in marketing and 117 in general management and administration. Additionally, 638 persons were employed in the Company's Hong Kong, Mumbai, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

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

CHANGE OF CONTROL PROVISIONS
----------------------------

The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law, which may deter the Company from engaging in certain change of control transactions with certain of its stockholders under certain circumstances.

ENVIRONMENTAL REGULATION
------------------------

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that formerly might have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be adversely affected by current or future environmental laws or regulations. (See "Legal Proceedings")

RISKS RELATED TO ACQUISITIONS
------------------------------

The Company's strategy to increase its revenue and the markets it serves has included and may continue to include acquisition of complementary businesses. In and prior to fiscal year 2000, the Company has consummated acquisitions of businesses and product lines and may continue to make acquisitions. There can be no assurance that the Company will be able to identify, acquire or manage such companies or products or successfully integrate such operations into those of the Company without encountering unanticipated costs, liabilities, obligations, delays or other problems. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be available or that acquisitions will be obtainable on terms acceptable to the Company.

ITEM 2.   PROPERTIES
          ----------

The Company's headquarters are located in a building complex located in Santa Ana, California. This complex contains general offices, engineering and manufacturing space. The Company owns office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado; Watertown, Massachusetts; Montgomeryville, Pennsylvania; Riviera Beach, Florida; Ennis, Ireland; Mumbai, India; and Hong Kong and leases office, engineering and production facilities in Carlsbad and Los Angeles, California; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. As described in Note 7 to the Consolidated Financial Statements, the acquisition of land, buildings and additions in Santa Ana were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In Broomfield, Colorado, the owner of a property located adjacent to the manufacturing facility owned by a subsidiary of the Company notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with the former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property from remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the property. An Integrated Corrective Action Plan has been submitted to the State of Colorado. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation.

On July 31, 2000, Lemelson Medical, Education & Research Foundation, Limited Partnership, filed a first amended complaint in the United Stated District Court for the District of Arizona alleging that numerous corporations, including the Company, have infringed upon certain of the plaintiff's patents. The plaintiff is seeking compensatory damages, treble damages, injunctive relief and attorney's fees. The plaintiff does not specify an amount of any damages claimed. The action, as it relates to the Company, is in its preliminary stages.

On October 31, 2000, Mitel Semiconductor, Inc. filed a complaint in the Orange County Superior Court against the Company and two of its employees. The plaintiff alleges that the Company and former employees of plaintiff utilized alleged confidential information to interfere with the plaintiff's relationship with certain of its employees, and that the Company and the other defendants misappropriated plaintiff's alleged trade secrets to unfairly compete. The plaintiff sought an award of compensatory damages, disgorgement of profits, exemplary damages and a preliminary and permanent injunction. The action is in its preliminary stages.

On November 28, 2000, Mil-Plus Components, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging that the Company violated the anti-trust laws of the United States and the state of New York in connection with a termination of plaintiff as a distributor. The plaintiff also alleges a breach of contract by the Company and that the Company made false oral representations to the plaintiff to the effect that it would not be terminated as a distributor. In its complaint, the plaintiff alleges damages of 50 million dollars, treble damages, exemplary damages and attorney's fees. The action is in its preliminary stages.

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


                                                   HIGH              LOW
                                                   ----              ---
Fiscal Year ended October 3, 1999

1st Quarter                                     $  12 5/8         $  7 3/8
2nd Quarter                                        12 3/4            7
3rd Quarter                                         9 7/8            7 1/4
4th Quarter                                        10 3/16           7 1/16


                                                   HIGH              LOW
                                                   ----              ---
Fiscal Year ended October 1, 2000

1st Quarter                                     $   8 7/8         $  6 11/16
2nd Quarter                                        48                8 7/16
3rd Quarter                                        34 1/16          18 11/16
4th Quarter                                        42 1/4           27 15/16


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

  (b)  Approximate Number of Common Equity Security Holders
       ----------------------------------------------------


                                                        Approximate Number of
                                                             Record Holders
                         Title of Class                (as of October 1, 2000)
                         ---------------               -----------------------
                Common Stock, $.20 Par Value                     417 (1)

                (1) The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

  (c)  Dividends
       ---------

  The Company has not paid dividends in the last five years and has no current plans to do so.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

                                                       For the five fiscal years in the period ended
                                                                       October 1, 2000
                                            ------------------------------------------------------------------
                                               1996          1997          1998          1999          2000
                                            ----------    ----------    ----------    ----------    ----------
                                                      (Amounts in 000's except per share amounts)
Selected Income Statement Data:
-------------------------------

Net sales                                   $  157,435    $  163,234    $  164,710    $  185,081    $  247,577

Gross profit                                $   43,135    $   45,960    $   47,285    $   40,870    $   69,941

Operating expenses                          $   24,184    $   23,441    $   26,826    $   35,781    $   54,496

Net income                                  $    8,100    $   11,051    $   11,322    $    1,499    $    8,207

Earnings per share:

   Basic                                    $     1.03    $     1.30    $     1.05    $     0.13    $     0.68

   Diluted                                  $     0.80    $     1.03    $     0.98    $     0.13    $     0.66

Weighted average shares outstanding:

   Basic                                         7,828         8,493        10,735        11,131        12,009

   Diluted                                      11,772        11,901        11,956        11,244        12,600

Selected Balance Sheet Data:
----------------------------

Working capital                             $   49,556    $   55,813    $   57,063    $   43,050    $   80,118

Total assets                                $  113,014    $  135,194    $  145,088    $  181,601    $  210,745

Long-term debt                              $   46,420    $   47,621    $   18,667    $   31,381    $    9,651

Stockholders' equity                        $   29,408    $   41,909    $   87,017    $   82,444    $  149,651

In fiscal years 1999 and 2000, $4,002,000 and $11,196,000 of Research and Development was included in operating expenses. Research and Development of $1,020,000, $1,161,000 and $1,532,000 for fiscal years 1996, 1997 and 1998 has been reclassified from cost of sales to operating expenses accordingly.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 2000
-----------------------------------------------------------------------

Net sales increased $62.5 million from $185.1 for fiscal year 1999 to $247.6 million for fiscal year 2000. The increase was attributed primarily to higher sales of power management and RF/microwave products to the mobile connectivity, telecommunications, computer/peripheral and space/satellite markets. The Company acquired LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products ("MMP") in April and June of 1999, respectively. The Company sold certain assets of the Micro Commercial Components division ("MCC") in June 2000. LinFinity and MMP collectively had revenues of $27.3 million and $80.8 million in fiscal years 1999 and 2000, respectively. MCC had revenues of $16.0 million and $12.4 million in fiscal years 1999 and 2000, respectively.

Gross profit increased $29.0 million from $40.9 million for fiscal year 1999 to $69.9 million for fiscal year 2000. As a percentage of sales, gross profit was 22.1% for fiscal year 1999, compared to 28.3% for fiscal year 2000. The increase was due to higher capacity utilization and an increase in shipments of higher margin power management, TVS, RF/microwave and space/satellite products. Gross profit included $8.5 million and $32.8 million for LinFinity and MMP and $1.5 million and $1.0 million for MCC for fiscal years 1999 and 2000, respectively.

Selling and general and administrative expenses increased $10.0 million from $28.4 million for fiscal year 1999 to $38.4 million for fiscal year 2000. The increase was primarily due to higher sales volume. Selling and general and administrative expenses included $4.3 million and $10.7 million for LinFinity and MMP and $1.3 million and $0.8 million for MCC for fiscal years 1999 and 2000, respectively.

Research and development expense increased $7.2 million from $4.0 million for fiscal year 1999 to $11.2 million for fiscal year 2000. This increase reflected Microsemi's continuing investment to develop new power management and RF products for the high-growth markets.

Acquired in-process research and development of $2.0 million and $2.5 million were related to the acquisitions of LinFinity in April 1999 and Micro WaveSys in March 2000, respectively.

Interest expense increased $0.2 million from $3.1 million for fiscal year 1999 to $3.3 million in fiscal year 2000, due to increase in borrowings to finance the acquisitions in fiscal year 1999. These loans were paid off with proceeds from the sale of Microsemi's common stock in June 2000.

The effective income tax rates of 23% and 33% for fiscal years 1999 and 2000, respectively, were the combined results of taxes computed on foreign and domestic income. The increase in the fiscal year 2000 effective tax rate was primarily attributable to the effects of permanent differences in fiscal year 2000 on a higher pre-tax income base as compared to fiscal year 1999.

RESULTS OF OPERATIONS FOR FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1999
-----------------------------------------------------------------------

Net sales increased $20.4 million from $164.7 million for fiscal year 1998, to $185.1 million for fiscal year 1999. The total revenues included $27.3 million generated by LinFinity and MMP in fiscal year 1999. Excluding sales from LinFinity and MMP, sales for fiscal year 1999 decreased $6.9 million compared to fiscal year 1998. During fiscal 1999, the demand for commercial space products was lower than prior years; however, the decrease was partially offset by an increase in other commercial products.

Gross profit decreased $6.4 million from $47.3 million for fiscal year 1998 to $40.9 million for fiscal year 1999. Gross profit in fiscal year 1999 included $8.5 million from the LinFinity and MMP divisions. As a percentage of sales, gross profit decreased from 28.7% for fiscal year 1998 to 22.1% for fiscal year 1999. The decrease was due to change of product sales mix, with lower sales of commercial space products, which typically have higher margins than other commercial products, the effects of pricing pressure and lower utilization of plant capacity. Gross profit was also adversely affected by a $6.0 million inventory charge to cost of sales. The charge was made because of reductions in estimates of utilization and realizable value of certain inventories resulted from recent changes in market conditions and customer requirements. Microsemi experienced heightened competition and commercialization of its military business, lower demands for its commercial satellite products and recent initiatives by satellite customers to use lower cost parts in their programs.

Operating expenses increased $9.0 million to $35.8 million for fiscal year 1999 compared to fiscal year 1998. The increase was primarily due to the addition of the LinFinity and MMP divisions and two design centers located in San Jose and San Diego, California. The increase was also due in part to the charge for acquired in-process research and development of $2.0 million, which was related to the LinFinity acquisition in April 1999.

Interest expense increased $1.0 million from $2.1 million in fiscal year 1998 to $3.1 million for fiscal year 1999, due to the acquisitions of LinFinity and MMP.

The effective income tax rates of 38% and 23% for fiscal years 1998 and 1999, respectively, were the combined results of taxes computed on foreign and domestic income. The decrease in the fiscal year 1999 effective tax rate was primarily attributable to changes in the proportion of income earned within various taxing jurisdictions and the tax rates applicable to such taxing jurisdictions.

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

Cash provided by operating activities was $12.6 million, $16.1 million and $35.8 million for fiscal years 1998, 1999 and 2000, respectively. The increase in cash provided by operating activities in 1999 compared to 1998 was primarily attributable to changes in earnings and inventories. The increase in cash provided by operating activities in 2000 compared to 1999 was primarily attributable to changes in earnings, depreciation and amortization, deferred income taxes, accounts receivable and accrued liabilities.

Net cash used by investing activities was $15.6 million, $40.3 million and $9.8 million in 1998, 1999 and 2000, respectively. The increase in fiscal year 1999, compared to fiscal year 1998, was primarily due to the acquisitions of LinFinity and MMP. The decrease in fiscal year 2000, compared to fiscal year 1999, was primarily due to lower payments for acquisitions.

Net cash provided by financing activities was $6.7 million and $22.3 million for fiscal years 1998 and 1999, respectively. Net cash used for financing activities in 2000 was $3.1 million. The net cash provided by financing activities in fiscal years 1998 and 1999 was proceeds from the bank loans used to finance acquisitions; partially offset by payments on the Company's debt. Net cash used for financing activities in fiscal 2000 was primarily due to payments on the Company's debt, partially offset by proceeds from the sale of the Company's common stock.

Microsemi's operations in fiscal year 2000 were funded with internally generated funds and borrowings under a revolving line of credit, which expires in March 2003 and from the sale of the Company's common stock in June 2000. Under this line of credit, the Company can borrow up to $30.0 million. As of October 1, 2000, there were no funds borrowed under this credit facility. At October 1, 2000, Microsemi had $30.5 million in cash, cash equivalents and short-term marketable securities.

The Company has no significant capital commitments.

Based upon information currently available, management believes that Microsemi can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                    MICROSEMI CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements
                         -----------------------------

     1.    Consolidated Financial Statements                             Page
           ---------------------------------                             ----
           Report of Independent Accountants                               16

           Consolidated Balance Sheets at October 3, 1999
             and October 1, 2000                                           17

           Consolidated Income Statements for each of the three fiscal
             years in the period ended October 1, 2000                     18

           Consolidated Statements of Stockholders' Equity for each of
             the three fiscal years in the period ended October 1, 2000    19

           Consolidated Statements of Cash Flows for each of the three
             fiscal years in the period ended October 1, 2000              20

           Notes to Consolidated Financial Statements                      21

     2.    Financial Statement Schedule
           ----------------------------

           Schedule for the fiscal years ended September 27, 1998, October 3, 1999, October 1, 2000.

           Schedule
           --------

           II - Valuation and Qualifying Accounts                          38

          Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                       Report of Independent Accountants

To the Board of Directors
and Stockholders
of Microsemi Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 1, 2000 and October 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Orange County, California
November 28, 2000

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              (amounts in 000's)

                                                                                     October 3,           October 1,
                                                                                       1999                  2000
                                                                                    -----------          -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $     7,624          $    30,460
  Accounts receivable, less allowance for doubtful accounts,
    $3,805 in 1999 and $5,767 in 2000                                                    31,775               33,029
  Inventories                                                                            56,925               52,500
  Deferred income taxes                                                                   7,282                8,392
  Other current assets                                                                    2,128                2,020
                                                                                    -----------          -----------

  Total current assets                                                                  105,734              126,401

Property and equipment, net                                                              54,946               55,458
Deferred income taxes                                                                       862                2,688
Goodwill and other intangible assets, net                                                12,218               22,559
Other assets                                                                              7,841                3,639
                                                                                    -----------          -----------

TOTAL ASSETS                                                                        $   181,601          $   210,745
                                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and others                                                 $    18,545          $     1,037
  Current maturities of long-term debt                                                    8,422                1,230
  Accounts payable                                                                       11,247               11,489
  Accrued liabilities                                                                    17,292               23,992
  Income taxes payable                                                                    7,178                8,535
                                                                                    -----------          -----------

  Total current liabilities                                                              62,684               46,283
                                                                                    -----------          -----------

Long-term debt                                                                           31,381                9,651
                                                                                    -----------          -----------

Other long-term liabilities                                                               5,092                5,160
                                                                                    -----------          -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock (Note 1)                                                                    -                    -
  Common stock, $0.20 par value; authorized 20,000 shares;
    issued and outstanding 10,920 in 1999 and 13,794 in 2000                              2,184                2,759
  Capital in excess of par value of common stock                                         46,695              105,161
  Retained earnings                                                                      34,561               42,768
  Accumulated other comprehensive loss                                                     (996)              (1,037)
                                                                                    -----------          -----------

  Total stockholders' equity                                                             82,444              149,651
                                                                                    -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   181,601          $   210,745
                                                                                    ===========          ===========

        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
    For each of the three fiscal years in the period ended October 1, 2000
                 (amounts in 000's, except earnings per share)

                                                                         1998         1999         2000
                                                                         ----         ----         ----
Net sales                                                             $  164,710   $  185,081   $  247,577
Cost of sales                                                            117,425      144,211      177,636
                                                                       ---------    ---------    ---------
          Gross profit                                                    47,285       40,870       69,941
                                                                       ---------    ---------    ---------
Operating expenses:
     Selling and general and administrative                               24,778       28,434       38,431
     Amortization of goodwill and other intangible assets                    516        1,395        2,359
     Research and development                                              1,532        4,002       11,196
     Acquired in-process research and development                              -        1,950        2,510
                                                                       ---------    ---------    ---------
          Total operating expenses                                        26,826       35,781       54,496
                                                                       ---------    ---------    ---------
          Income from operations                                          20,459        5,089       15,445
                                                                       ---------    ---------    ---------

Other expenses:
     Interest, net                                                        (2,148)      (3,112)      (3,329)
     Other, net                                                              (50)         (36)         133
                                                                       ---------    ---------    ---------
          Total other expenses                                            (2,198)      (3,148)      (3,196)
                                                                       ---------    ---------    ---------

Income before income taxes                                                18,261        1,941       12,249
Provision for income taxes                                                 6,939          442        4,042
                                                                       ---------    ---------    ---------
Net income                                                             $  11,322    $   1,499    $   8,207
                                                                       =========    =========    =========
Earnings per share:
          Basic                                                        $    1.05    $    0.13    $    0.68
                                                                       =========    =========    =========
          Diluted                                                      $    0.98    $    0.13    $    0.66
                                                                       =========    =========    =========

Weighted-average common shares outstanding:
          Basic                                                           10,735       11,131       12,009
                                                                       =========    =========    =========
          Diluted                                                         11,956       11,244       12,600
                                                                       =========    =========    =========




       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    For each of the three fiscal years in the period ended October 1, 2000
                              (amounts in 000's)


                                                   Common Stock
                                              --------------------
                                                                         Capital in                        Accumulated
                                                                          excess of                           other
                                                                         par value of       Retained         compre-
                                               Shares      Amount           common          earnings         hensive       Total
                                                                            stock                             loss
                                              -------    ---------       ------------    ------------      -----------  ----------
Balance at September 28, 1997                  8,736     $ 1,747         $  16,197        $  24,742         $   (777)   $  41,909

  Exercise of employee stock options             191          38               519                -                -          557
  Treasury stock repurchased and canceled       (114)        (22)             (488)            (330)               -         (840)
  Conversion of debt                           2,853         570            33,668                -                -       34,238
  Comprehensive income                             -           -                 -           11,322             (169)      11,153
                                             -------     -------         ---------        ---------         --------    ---------

Balance at September 27, 1998                 11,666       2,333            49,896           35,734             (946)      87,017

  Exercise of employee stock options              14           3                49                -                -           52
  Treasury stock repurchased and canceled       (760)       (152)           (3,250)          (2,672)               -       (6,074)
  Comprehensive income                             -           -                 -            1,499              (50)       1,449
                                             -------     -------         ---------        ---------         --------    ---------

Balance at October 3, 1999                    10,920       2,184            46,695           34,561             (996)      82,444

  Exercise of employee stock options             259          52             2,411                -                -        2,463
  Issuance of stock related to an
    acquisition                                  312          63             9,000                -                -        9,063
  Sale of common stock                         2,303         460            44,880                -                -       45,340
  Tax benefit - stock options                      -           -             2,175                -                -        2,175
  Comprehensive income                             -           -                 -            8,207              (41)       8,166
                                             -------     -------         ---------        ---------         --------    ---------

Balance at October 1, 2000                    13,794     $ 2,759         $ 105,161        $  42,768         $ (1,037)   $ 149,651
                                             =======     =======         =========        =========         ========    =========

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For each of the three fiscal years in the period ended October 1, 2000
                              (amounts in 000's)


                                                                               1998               1999                 2000
                                                                            ---------           ---------            --------
Cash flows from operating activities
Net income                                                                  $  11,322           $   1,499            $   8,207
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                               5,281               8,818               12,161
    Allowance for doubtful accounts                                              (182)               (611)               1,962
    Provision for excess and obsolete inventories                                   -               5,951                    -
    Loss on disposition and retirement of assets                                   93                   -                  583
    Acquired in-process research and development                                    -               1,950                2,510
    Deferred income taxes                                                        (212)             (2,095)               1,900
    Change in assets and liabilities, net of acquisitions and
        dispositions:
      Accounts receivable                                                          72                 179               (3,216)
      Inventories                                                              (3,656)             (2,069)               1,709
      Other current assets                                                      2,662                 381                  199
      Other assets                                                              1,301                   -                  356
      Accounts payable                                                         (3,210)              1,017                  242
      Accrued liabilities                                                        (915)               (194)               7,837
      Income taxes payable                                                         13               1,304                1,357
                                                                            ---------           ---------            ---------
              Net cash provided by operating activities                        12,569              16,130               35,807
                                                                            ---------           ---------            ---------

Cash flows from investing activities
Purchases of properties and equipment                                          (5,905)             (7,932)             (10,724)
Proceeds from disposition and sale of assets                                    5,029                   -                2,702
Other assets                                                                        -              (2,837)                   -
Payments for acquisitions, net of cash acquired                               (13,740)            (29,570)              (1,548)
Investment in an unconsolidated affiliate                                      (1,000)                  -                 (251)
                                                                            ---------           ---------            ---------
              Net cash used in investing activities                           (15,616)            (40,339)              (9,821)
                                                                            ---------           ---------            ---------

Cash flows from financing activities
(Decrease) increase in note payable to banks                                      (59)             12,375              (18,500)
Payments of notes payable to others                                                (7)                 (2)              (1,008)
Proceeds from long-term debt                                                   10,000              30,800                    -
Payments of long-term debt                                                     (3,848)            (14,003)             (31,422)
Increase (decrease) in other long-term liabilities                                 38                 (35)                  18
Repurchases of common stock                                                         -              (6,914)                   -
Proceeds from sale of common stock                                                  -                   -               45,340
Exercise of employee stock options                                                557                  52                2,463
                                                                            ---------           ---------            ---------
              Net cash provided by (used in) financing activities               6,681              22,273               (3,109)
                                                                            ---------           ---------            ---------

Effect of exchange rate changes on cash                                          (169)                (50)                 (41)
                                                                            ---------           ---------            ---------

Net increase (decrease) in cash and cash equivalents                            3,465              (1,986)              22,836
Cash and cash equivalents at beginning of year                                  6,145               9,610                7,624
                                                                            ---------           ---------            ---------

Cash and cash equivalents at end of year                                    $   9,610           $   7,624            $  30,460
                                                                            =========           =========            =========

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

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. The Company's 2000 fiscal year ended on October 1, 2000 and consisted of fifty-two weeks. Fiscal years 1998 and 1999 consisted of fifty-two weeks and fifty-three weeks, respectively.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Microsemi Corporation and its wholly/majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets and certain other long-term assets approximate their fair values because of the short maturity of these instruments. The carrying values of the Company's long-term debt at October 3, 1999 and October 1, 2000 approximate fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 23%, 35% and 37% of net sales for fiscal years 1998, 1999 and 2000, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

Investments
-----------

The Company's investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, except for cost of inventories at the Scottsdale, Arizona subsidiary, whose cost is determined using the last-in, first-out method (see Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. It is the Company's policy to evaluate the carrying value of its operating assets when certain events arise and to recognize impairments when the future undiscounted net operating cash flows from the life of the assets are less than carrying values.

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values at dates of acquisition (goodwill), are amortized on a straight-line basis over periods not exceeding ten years. It is the Company's policy to periodically evaluate the carrying value of its intangible assets, including goodwill, when certain events arise and to recognize impairments when the estimated future undiscounted net operating cash flows from the use of the assets are less than their carrying values.

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

Preferred Stock
---------------

The Company's certificate of incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. The Company has not issued any preferred stock.

Earnings Per Share
------------------

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

Earnings per share for each of the three fiscal years in the period ended October 1, 2000 were calculated as follows:

                                                                            Fiscal Year Ended
                                                                ------------------------------------------
                                                                   1998            1999            2000
                                                                ----------      ----------      ----------
                                                                             (amounts in 000's,
                                                                           except per share data)
BASIC
   Net income                                                   $   11,322      $    1,499      $    8,207
                                                                ==========      ==========      ==========
   Weighted-average common shares outstanding                       10,735          11,131          12,009
                                                                ==========      ==========      ==========
   Basic earnings per share                                     $     1.05      $     0.13      $     0.68
                                                                ==========      ==========      ==========
DILUTED
   Net income                                                   $   11,322      $    1,499      $    8,207
   Interest savings from assumed conversions of
     convertible debt, net of income taxes                             383               -              68
                                                                ----------      ----------      ----------
   Net income assuming conversions                              $   11,705      $    1,499      $    8,275
                                                                ==========      ==========      ==========
   Weighted-average common shares outstanding for basic             10,735          11,131          12,009
   Dilutive effect of stock options                                    235             113             515
   Dilutive effect of convertible debt                                 986               -              76
                                                                ----------      ----------      ----------
   Weighted-average common shares outstanding on a
     diluted basis                                                  11,956          11,244          12,600
                                                                ==========      ==========      ==========
   Diluted earnings per share                                   $     0.98      $     0.13      $     0.66
                                                                ==========      ==========      ==========

There were approximately 442,000, 631,000 and 26,000 options in 1998, 1999 and 2000, respectively, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect.

Comprehensive Income
--------------------

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change in the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income for fiscal years 1998, 1999 and 2000 was $11,153,000, $1,449,000 and $8,166,000, respectively.

Segment Information
-------------------

The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No. 133 in fiscal 2001. Management has not completed its assessment as to whether the adoption of the new statement will have a material impact on the consolidated results of operations or financial position of the Company.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2000. The Company is continuing to assess the impact of SAB 101.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal years 1998 and 1999 balances to conform with the fiscal year 2000 presentation.

2.   INVENTORIES

Inventories are summarized as follows:

                                       September 27,        October 3,           October 1,
                                           1998                1999                 2000
                                       ------------        ------------         ------------
                                                        (amounts in 000's)

Raw materials                          $     14,759        $     14,002         $     12,503
Work in process                              18,282              22,244               22,186
Finished goods                               21,392              20,679               17,811
                                       ------------        ------------         ------------
                                       $     54,433        $     56,925         $     52,500
                                       ============        ============         ============

The Company uses the first-in, first-out ("FIFO") method to account for its inventories, except at its Microsemi, Scottsdale subsidiary. Inventories in the amount of $7,499,000 at Microsemi, Scottsdale are stated at cost under the last-in, first-out ("LIFO") method. Had the FIFO method been used, total inventories would have been approximately $615,000 lower at September 27, 1998, $19,000 higher at October 3, 1999 and $53,000 higher at October 1, 2000 and would have had the effect of decreasing gross profit by $642,000 in fiscal year 1998 and increasing gross profit by $634,000 and $34,000 in fiscal years 1999 and 2000, respectively.

3.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                        October 3,               October 1,
                                                             Asset Life                   1999                     2000
                                                       --------------------         ---------------          ---------------
                                                                                                (amounts in 000's)
Buildings                                                       20-40 years           $      27,605            $      28,263
Property and equipment                                           3-10 years                  63,304                   64,010
Furniture and fixtures                                           5-10 years                   1,299                    1,397
Leasehold improvements                                        Life of lease                   2,078                    1,956
                                                                                      -------------            -------------
                                                                                             94,286                   95,626
Accumulated depreciation                                                                    (47,732)                 (50,511)
Land                                                                                          5,419                    5,419
Construction in progress                                                                      2,973                    4,924
                                                                                      -------------            -------------
                                                                                      $      54,946            $      55,458
                                                                                      =============            =============

Depreciation expense was $4,765,000, $7,423,000 and $9,802,000 in fiscal years 1998, 1999 and 2000, respectively.

At October 1, 2000, land and buildings located at the Santa Ana, California manufacturing and headquarters facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement. The building and land in Riviera Beach, Florida are pledged to the former owner and a bank under the provisions of the related acquisition and loan agreements.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET, AND OTHER ASSETS

                                                  October 3,    October 1,
                                                    1999          2000
                                                  ----------    ----------
                                                     (amounts in 000's)

Goodwill and other intangible assets, net         $   12,218    $   22,559
                                                  ==========    ==========

Accumulated amortization for goodwill and other intangible assets amounted to $4,434,000 and $3,937,000 as of October 3, 1999 and October 1, 2000,
respectively. Amortization expense for fiscal years 1998, 1999 and 2000 was $393,000, $1,231,000 and $2,143,000, respectively.

Other assets consisted of the following:
                                                  October 3,     October 1,
                                                    1999           2000
                                                  ----------     ----------
                                                      (amounts in 000's)

Investments in unconsolidated affiliates          $    2,126     $      194
Deferred financing expenses, net                         693            211
Cash surrender value of life insurance                   467            514
Notes receivable                                       2,229          1,650
Property held for sale                                 2,075            734
Others                                                   251            336
                                                  ----------     ----------
                                                  $    7,841     $    3,639
                                                  ==========     ==========

Accumulated amortization for deferred financing expenses amounted to $1,048,000 and $1,064,000 as of October 3, 1999 and October 1, 2000, respectively. Amortization expense for fiscal years 1998, 1999 and 2000 was $123,000, $164,000 and $216,000, respectively.

5.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                               October 3,      October 1,
                                                  1999           2000
                                               ----------      ----------
                                                  (amounts in 000's)

Payroll and payroll taxes                      $    1,720      $    1,829
Vacation, sick and other fringes                    4,923           4,749
Profit sharing                                      1,688           7,032
Accrued interest                                    2,387           2,235
Other accrued expenses                              6,574           8,147
                                               ----------      ----------
                                               $   17,292      $   23,992
                                               ==========      ==========

6.    INCOME TAXES

Pretax income from continuing operations was taxed under the following jurisdictions:

                                    For each of the three fiscal years in
                                      the period ended October 1, 2000
                           ------------------------------------------------
                                1998              1999             2000
                           --------------     ------------     ------------
                                             (amounts in 000's)

Domestic                   $       14,010     $        547     $     10,761
Foreign                             4,251            1,394            1,488
                           --------------     ------------     ------------
Total                      $       18,261     $      1,941     $     12,249
                           ==============     ============     ============


The provision for income taxes consisted of the following components:

                                      For each of the three fiscal years in
                                       the period ended October 1, 2000
                                ---------------------------------------------
                                     1998           1999              2000
                                ------------     -----------      -----------
                                              (amounts in 000's)
Current:
  Federal                       $      4,320     $     1,986      $     3,960
  State                                  918             301              620
  Foreign                                490             250              223
Deferred                               1,211          (2,095)            (761)
                                ------------     -----------      -----------
                                $      6,939     $       442      $     4,042
                                ============     ===========      ===========

The tax effected deferred tax assets (liabilities) comprise the following:

                                              October 3, 1999   October 1, 2000
                                              ---------------   ---------------
                                                     (amounts in 000's)

Accounts receivable                           $           720   $         1,842
Inventories                                             4,946             2,171
Other assets                                            1,506             1,314
Fixed asset bases                                         931               932
Accrued employee benefit expenses                       1,371             3,645
Accrued other expenses                                  1,393             2,913
Amortization of intangible assets                         690             1,807
                                              ---------------   ---------------
Gross deferred tax assets                              11,557            14,624
                                              ---------------   ---------------

Inventory bases                                        (1,491)           (1,491)
Depreciation                                           (1,922)           (2,053)
                                              ---------------   ---------------
Gross deferred tax liabilities                         (3,413)           (3,544)
                                              ---------------   ---------------
                                              $         8,144   $        11,080
                                              ===============   ===============


The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense:

                                                                               For each of the three fiscal years in
                                                                                  the period ended October 1, 2000
                                                                  -------------------------------------------------------------
                                                                        1998                   1999                  2000
                                                                  -----------------      ---------------      -----------------
                                                                                      (amounts in 000's)
Tax computed at statutory rate                                    $           6,392      $           660      $           4,287
State taxes, net of federal benefit                                             916                   62                    528
Foreign income taxed at different rates                                        (997)                (224)                  (292)
Non-deductible goodwill amortization                                            115                  335                    316
Non-deductible interest                                                         310                    -                      -
Foreign Sales Corporation benefit                                                 -                 (211)                  (237)
Tax credits                                                                       -                 (174)                     -
Adjustments to prior years' tax accruals                                          -                    -                   (579)
Other differences, net                                                          203                   (6)                    19
                                                                  -----------------      ---------------      -----------------
                                                                  $           6,939      $           442      $           4,042
                                                                  =================      ===============      =================

No provision has been made for future U.S. income taxes on the undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable. At the end of fiscal year 2000, the undistributed earnings aggregated approximately $20,459,000.

7.   DEBT

     Long-term debt consisted of:

                                                                                 October 3,               October 1,
                                                                                    1999                    2000
                                                                                 ----------               ----------
                                                                                          (amounts in 000's)

Industrial Development Bond, bearing interest at 7.875%, due
   May 2000; secured by first deed of trust                                      $         2,075          $        -

Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; secured by first deed of trust                                           4,200               4,100

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                                       1,530                 990

Notes payable (PPC acquisition), bearing interest at 7%,
   payable monthly through September 2009                                                  1,794               1,585

Note payable (MWS acquisition), bearing interest at 7%,
   due February 14, 2002                                                                       -               2,500

Notes payable to a bank, bearing interest at variable rates,
   (7.94% at October 3, 1999)                                                             28,000                   -

Notes payable, bearing interest at ranges of 5.00% to 9.75%, due
   between October 2000 and September 2014                                                 2,204               1,706
                                                                                 ---------------          ----------
                                                                                          39,803              10,881
Less current portion                                                                      (8,422)             (1,230)
                                                                                 ---------------          ----------
                                                                                 $        31,381          $    9,651
                                                                                 ===============          ==========

Long-term debt maturities, including the current portion, during the next five fiscal years are as follows (amounts in 000's):

               2001         $   1,230
               2002             3,567
               2003               202
               2004               212
               2005             3,822
               Thereafter       1,848
                            ---------
                            $  10,881
                            =========

A $4,150,000 Industrial Revenue Bond was issued in November 1975 through the City of Broomfield, Colorado and carried an interest rate of 7.875% per annum. This bond was paid in full on May 1, 2000.

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. $4,100,000 of this loan remained outstanding at October 1, 2000. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. The terms of the bond require principal payments of $100,000 annually from 2000 to 2004 and $3,700,000 in 2005. A $4,466,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at October 1, 2000.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $990,000 of this loan remained outstanding at October 1, 2000. This loan is secured by the related equipment.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments of principal and interest over various periods through September 2009. $1,585,000 of these notes remained outstanding at October 1, 2000. One of these notes is secured by the related acquired building.

In April 1999, the Company obtained a new credit agreement with its banks, which included a term loan of $30,000,000 and a revolving line of credit of $30,000,000 to finance the acquisition of LinFinity Microelectronics, Inc. ("LinFinity"), a subsidiary of Symmetricom, Inc., and to pay off the existing term loan and the revolving line of credit. The $30,000,000 term loan, of which $28,000,000 was outstanding at October 3, 1999, was paid in full in June 2000.

Concurrent with the new term loan, the Company obtained a new $30,000,000 revolving line of credit, which expires in March 2003. This line of credit replaced its then-existing $15,000,000 credit line. The new line of credit is secured by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus .75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or share repurchases. The Company was in compliance with these covenants at October 1, 2000. As of October 1, 2000, there were no funds borrowed under this credit facility. At October 1, 2000, $25,742,000 was available under the line of credit.

In February 2000, the Company issued a note payable of $2,500,000 related to the Micro WaveSys, Inc. ("MWS") acquisition, due on February 14, 2002. This note is payable to Infinesse Corporation, bearing an interest rate of 7% per annum. Interest is payable quarterly. The note holder has the option of converting it into common stock of the Company at $15 per share on or before February 14, 2002.

Other debts consist of various loans bearing interest at ranges from 5% to 9.75% and require periodic principal payments through September 2014. At October 1, 2000, totals of $1,706,000 remained outstanding for these loans.

The Company occupies a building in Santa Ana, California, which is under a long-term capital lease obligation. Future annual payments, included in other long-term liabilities at October 1, 2000, due under this capital lease obligation are as follows (amounts in 000's):

   Fiscal year ending
   ------------------

     2001                                                $   279
     2002                                                    279
     2003                                                    279
     2004                                                    279
     2005                                                    279
     Thereafter                                            6,591
                                                         -------
     Total minimum lease payments                          7,986
     Less imputed interest                                (4,848)
     Present value of capitalized lease obligation       $ 3,138
                                                         =======

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

In December 1986, the Board of Directors adopted another incentive stock option plan (the "1987 Plan"), which reserved an additional 750,000 shares of common stock for issuance. The 1987 Plan was approved by the shareholders in February 1987 and is for the purpose of securing for the Company and its shareholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of October 1, 2000, the Company only granted options under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant shareholders, the exercise period is limited to five years and the exercise price is higher.

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

At their annual meeting on February 29, 2000, the shareholders approved several amendments to the 1987 Plan which: 1) extend its termination date to December 15, 2009; 2) increase initially by 530,400 the number of shares available for grants; 3) increase on the first day of each fiscal year, the number of shares available for grant in increments of 4% of the Company's issued and outstanding shares of common stock; and 4) add flexibility of grants to non-employees directors and other non-employees.

Activity and price information regarding the plans are as follows:

                                                                                         Stock Options
                                                                           ---------------------------------------
                                                                                                 Weighted Average
                                                                              Shares              Exercise Price
                                                                           ---------------     -------------------
Outstanding September 28, 1997                                                     704,264     $              7.12

  Granted                                                                          189,500                   15.84
  Exercised                                                                       (191,669)                   4.31
  Expired or canceled                                                              (64,705)                  10.05
                                                                           ---------------

Outstanding September 27, 1998                                                     637,390                   10.44

  Granted                                                                          416,000                   10.06
  Exercised                                                                        (13,688)                   3.76
  Expired or canceled                                                              (66,075)                  10.81
                                                                           ---------------

Outstanding October 3, 1999                                                        973,627                   10.35

  Granted                                                                          865,500                   20.10
  Exercised                                                                       (258,627)                   9.52
  Expired or canceled                                                              (50,550)                  13.67
                                                                           ---------------

Outstanding October 1, 2000                                                      1,529,950                   15.89
                                                                           ===============

Stock options exercisable were 263,590, 453,240 and 374,225 at September 27, 1998, October 3, 1999, and October 1, 2000, respectively, at weighted average exercise prices of $7.24, $10.40, and $12.16, respectively. Remaining shares available for grant at September 27, 1998, October 3, 1999 and October 1, 2000 under the plans were 308,000, 203,000, and 150,000, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at October 1, 2000:

                             Options Outstanding            Options Exercisable
                     ------------------------------------ ----------------------
                                                                       Weighted
                                      Weighted Average                  Average
     Range of                     Exercise     Remaining               Exercise
  Exercise Prices      Shares      Price         Life       Shares      Price
-------------------  ---------- ------------ ------------ ---------- -----------
 $ 1.00  -  $ 5.00      85,750  $      4.07   2.99 years     85,750  $     4.07
 $ 6.75  -  $ 8.13     497,100  $      7.07   9.01 years     58,300  $     7.45
 $ 9.81  -  $13.88     316,225  $     11.66   7.04 years    128,950  $    11.05
 $15.88  -  $17.25     120,625  $     16.02   7.12 years     56,225  $    16.17
 $25.13  -  $28.88     474,250  $     28.51   9.46 years     30,000  $    28.73
 $30.81  -  $38.13      36,000  $     36.13   9.92 years     15,000  $    38.13
                     ---------                            ---------
                     1,529,950                              374,225
                     =========                            =========

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The SFAS 123 method of accounting was not applied to options granted prior to fiscal 1996. The Company's pro forma information is as follows, for fiscal years 1998, 1999 and 2000:

                                           Fiscal Years Ended
                                ----------------------------------------
                                  1998             1999           2000
                                --------         --------       --------
                                            (amounts in 000's)
Net income:
     As reported                $ 11,322         $  1,499       $  8,207
     Pro forma                  $ 10,404         $    553       $  6,049

Basic earnings per share:
     As reported                $   1.05         $   0.13       $   0.68
     Pro forma                  $   0.97         $   0.05       $   0.50

Diluted earnings per share:
     As reported                $   0.98         $   0.13       $   0.66
     Pro forma                  $   0.90         $   0.05       $   0.48

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1998         1999      2000
                                 ------       ------    ------
Risk free interest rate           5.55%       4.94%      5.90%
Expected dividend yield           None         None      None
Expected lives                   5 years     5 years    5 years
Expected volatility               76.4%       67.0%      70.0%

The weighted average grant date fair values of options granted during fiscal years 1998, 1999 and 2000 were $15.84, $10.06 and $20.10, respectively.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $2,509,000, $1,745,000 and $5,678,000 in fiscal years 1998, 1999 and 2000, respectively.

401(k) Plan
-----------

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 50% of employee contributions, not exceeding 3% of the employee's wages. The Company contributed $1,005,000, $1,148,000 and $1,415,000 to this plan during fiscal years 1998, 1999 and 2000, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994, the Company adopted a supplemental retirement plan, which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at October 3, 1999 and October 1, 2000 were $1,327,000 and $1,351,000, respectively, related to the Company's estimated liability under the plan.

9.   COMMITMENTS AND CONTINGENCIES

The Company occupies premises and leases equipment under operating lease agreements expiring through 2029. Aggregate future minimum rental payments under these leases are (amounts in 000's):

                     Fiscal Year Ending
                     ------------------
                           2001         $  1,729
                           2002            1,701
                           2003            1,595
                           2004            1,596
                           2005            1,597
                           Thereafter      9,963
                                        --------
                                        $ 18,181
                                        ========

Lease expense charged to income was $411,000 in fiscal year 1998, $712,000 in fiscal year 1999, and $1,235,000 in fiscal year 2000. The aforementioned amounts are net of sublease income amounting to $557,000, $514,000 and $328,000 in fiscal years 1998, 1999 and 2000, respectively.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various pending litigations arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

10.  ACQUISITION AND DISPOSITION

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

In June 2000, the Company sold certain assets of its Micro Commercial Components division at book values for $3,000,000. As of October 1, 2000, the Company received $2,702,000. The balance was paid in full in October 2000.

11.  SEGMENT INFORMATION

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

Financial information by geographic segments is as follows:

                                                                   For Each of the Three Fiscal Years in the Period
                                                                                Ended October 1, 2000
                                                          -------------------------------------------------------------------
                                                                       1998                    1999                    2000
                                                          -------------------       -----------------       -----------------
                                                                                   (amounts in 000's)
Net sales:
  United States:
   Sales to unaffiliated customers                        $         145,242         $       159,695         $       224,212
   Intergeographic sales                                             14,484                  23,463                  19,779
  Europe:
   Sales to unaffiliated customers                                   15,350                  17,084                  19,485
   Intergeographic sales                                              7,121                   3,823                   3,603
  Asia:
   Sales to unaffiliated customers                                    4,118                   8,302                   3,880
   Intergeographic sales                                              6,548                   4,381                   3,901
  Eliminations of intergeographic sales                             (28,153)                (31,667)                (27,283)
                                                          -------------------       -----------------       -----------------
                                                          $         164,710         $       185,081         $       247,577
                                                          ===================       =================       =================

Income from operations:
  United States                                           $          17,210         $         4,378         $        14,888
  Europe                                                              1,621                     476                     441
  Asia                                                                1,628                     235                     116
                                                          -------------------       -----------------       -----------------
     Total                                                $          20,459         $         5,089         $        15,445
                                                          ===================       =================       =================

Identifiable assets:
  United States                                           $         131,663         $       166,429         $       195,640
  Europe                                                              5,982                   8,019                   8,401
  Asia                                                                7,443                   7,153                   6,704
                                                          -------------------       -----------------       -----------------
     Total                                                $         145,088         $       181,601         $       210,745
                                                          ===================       =================       =================

Capital expenditures:
  United States                                           $           5,302         $         7,712         $        10,498
  Europe                                                                224                     160                     125
  Asia                                                                  379                      60                     101
                                                          -------------------       -----------------       -----------------
     Total                                                $           5,905         $         7,932         $        10,724
                                                          ===================       =================       =================

Depreciation and amortization:
  United States                                           $           4,314         $         8,334         $        11,676
  Europe                                                                618                     169                     190
  Asia                                                                  349                     315                     295
                                                          -------------------       -----------------       -----------------
     Total                                                $           5,281         $         8,818         $        12,161
                                                          ===================       =================       =================

12.  STATEMENT OF CASH FLOWS

                                                                              For Each of the Three Fiscal Years in the
                                                                                     Period Ended October 1, 2000

Supplementary information:                                                    1998                1999                 2000
                                                                      --------------      --------------       --------------
                                                                                         (amounts in 000's)
Cash paid during the year for:

   Interest                                                        $         1,858     $         3,324     $          4,193
                                                                   =================   =================   ==================
   Income taxes                                                    $         7,619     $         1,840     $          3,484
                                                                   =================   =================   ==================

Non-cash financing and investing activities:

   Conversion of subordinated debt into 2,852,829 and
     614,807 shares of common stock in fiscal year 1998            $        33,986     $             -     $              -
                                                                   =================   =================   ==================
   Fixed assets purchased through issuance of long
     term debt                                                     $             -     $         3,165     $              -
                                                                   =================   =================   ==================

Stock options:

   Exercises                                                       $           899     $             -     $          2,463
   Stock surrendered in lieu of cash                                          (342)                  -                    -
                                                                   -----------------   -----------------   ------------------
   Net cash received                                               $           557     $             -                2,463
                                                                   =================   =================   ==================

Businesses acquired in purchase transactions (Note 10):

   Fair values of assets acquired                                  $         7,260     $        31,547     $            250
   Goodwill and other intangible assets                                      9,839               5,523               14,860
   Less common stock issued                                                      -                   -               (9,062)
   Less debt issued and liabilities assumed                                 (3,359)             (7,500)              (4,500)
                                                                   -----------------   -----------------   ------------------
   Cash paid for acquisition                                       $        13,740     $        29,570     $          1,548
                                                                   =================   =================   ==================

13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows:

                                                              Quarters ended in fiscal year 1999
                                                     -----------------------------------------------------
                                                         (amounts in 000's, except earnings per share)
                                                       January 3,     April 4,     July 4,      October 3,
                                                          1999          1999         1999          1999
                                                     ------------   ----------   ---------    ------------

Net sales                                           $      39,417  $    39,491  $   48,758    $     57,415

Gross profit                                        $      10,861  $    10,345  $   11,968    $      7,696

Net (loss) income                                   $       2,280  $     1,994  $     (670)   $     (2,105)

Basic earnings (loss) per share                     $        0.20  $      0.18  $    (0.06)   $      (0.19)

Diluted earnings (loss) per share                   $        0.20  $      0.18  $    (0.06)   $      (0.19)

                                                             Quarters ended in fiscal year 2000
                                                     ----------------------------------------------------
                                                        (amounts in 000's, except earnings per share)
                                                       January 2,     April 2,     July 2,     October 1,
                                                          2000          2000        2000          2000
                                                     ------------   ----------   ---------   ------------

Net sales                                           $      54,588  $    60,972  $   66,644  $      65,373

Gross profit                                        $      13,568  $    17,159  $   19,042  $      20,172

Net income                                          $         966  $       194  $    2,817  $       4,230

Basic earnings per share                            $        0.09  $      0.02  $     0.23  $        0.31

Diluted earnings per share                          $        0.09  $      0.02  $     0.22  $        0.29

For the quarter ended October 3, 1999, the Company recorded a $5,951,000 charge to cost of sales. The charge was recorded because of reductions in estimates of utilization and realizable value of certain inventories resulting from recent changes in market conditions and customer requirements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (amounts in 000's)

Column A                                      Column B          Column C          Column D           Column E           Column F
--------                                      --------          --------          --------           --------           --------
                                                                 Charged                           Deductions-
                                             Balance at         to costs         Charged to         recoveries        Balance at
                                              beginning           and              other               and              end of
                                             of period          expenses          accounts         write-offs           period
                                             ---------          --------          --------         ----------           ------
Classification
--------------

September 27, 1998
------------------
Allowance for doubtful accounts and
   reserve for returns                    $         2,665    $          -     $             -    $         (208)    $     2,457
                                          =================  ==============   =================  ================   =============

Reserve for investments in and
   advances to unconsolidated
   affiliates                             $         1,297    $          -     $             -    $            -     $     1,297
                                          =================  ==============   =================  ================   =============

October 3, 1999
---------------

Allowance for doubtful accounts and
   reserve for returns                    $         2,457    $       (230)    $         1,960    $         (382)    $     3,805
                                          =================  ==============   =================  ================   =============

Reserve for investments in and
   advances to unconsolidated
   affiliates                             $         1,297    $          -     $             -    $            -     $     1,297
                                          =================  ==============   =================  ================   =============

October 1, 2000
---------------

Allowance for doubtful accounts and
   reserve for returns                    $         3,805    $      2,296     $             -    $         (334)    $     5,767
                                          =================  ==============   =================  ================   =============

Reserve for investments in and
   advances to unconsolidated
   affiliates                             $         1,297    $      1,200     $             -    $         (237)    $     2,260
                                          =================  ==============   =================  ================   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                   PART III
                                   --------

Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended October 1, 2000. The information required by those items is set forth in that certain proxy statement and such information is incorporated by reference in this Form 10-K.

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

     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 2000.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MICROSEMI CORPORATION


                         By   /s/ DAVID R. SONKSEN
                              --------------------
                              David R. Sonksen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer
                              and Chief Accounting Officer
                              and duly authorized to sign on
                              behalf of the Registrant)



Dated:  December 19, 2000

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


     Signature                        Title                    Date
     ---------                        -----                    ----

/s/PHILIP FREY, JR.           Chairman of the Board            December 19, 2000
----------------------
Philip Frey, Jr.

/s/JAMES J. PETERSON          President and                    December 19, 2000
----------------------
James J. Peterson             Chief Executive Officer

/s/DAVID R. SONKSEN           Executive Vice President,        December 19, 2000
----------------------
David R. Sonksen              Chief Financial Officer
                              Treasurer and Secretary
                              (principal financial and
                              accounting officer)

/s/BRAD DAVIDSON              Director                         December 19, 2000
----------------------
Brad Davidson

/s/H.K. DESAI                 Director                         December 18, 2000
----------------------
H.K. Desai

/s/MARTIN H. JURICK           Director                         December 19, 2000
----------------------
Martin H. Jurick

/s/ROBERT B. PHINIZY          Director                         December 18, 2000
----------------------
Robert B. Phinizy

/s/JOSEPH M. SCHEER           Director                         December 18, 2000
----------------------
Joseph M. Scheer

Exhibits.

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
Number       Description                                                Number


     2.1 The Agreement and Plan of Merger among the Company, Micro BKC Acquisition Corp. and BKC Semiconductors Incorporated, dated January 21, 1998, was filed with Form 8-K on June 1, 1998 under the same exhibit number and is incorporated herein by this reference
             (33)

     2.2 Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Company, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc., incorporated by reference to the same numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 1999 (34)

     2.3 Asset Purchase Agreement, dated as of February 15, 2000 between Microsemi Corporation and Infinesse Corporation, incorporated by reference to the same numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2000
             (36)

     3       Restated Certificate of Incorporation and Bylaws of the Registrant
             (1)

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

     10.82  Change of Control Agreement with Mr. Philip Frey, Jr. (32)

     10.83  Change of Control Agreement with Mr. David R. Sonksen. (32)

     10.84  Supplemental Executive Retirement Plan (32)

     10.85 Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (35)

     21    List of Subsidiaries

     23.1  Consent of Independent Accountants (form S-3)

     23.2  Consent of Independent Accountants (form S-8)

     27    Financial data schedule.

     99.1 Information under heading "Risk Factors" in the Form 424B4 Prospectus as filed by the Company with the Securities and Exchange Commission on June 1, 2000 is incorporated herein by this reference (37)

(1) Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.

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

(36) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended April 2, 2000.

(37) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 10-Q filed with the Commission for the fiscal quarter ended July 2, 2000.