Form 10-Q
period 2000-12-31
MICROSEMI CORP
filed 2001-02-13
CIK 310568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2000
                ------------------------------------------------

                                       or

 [X]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                    For the transition period from ____ to ____

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

The number of shares outstanding of the issuer's Common Stock, $.20 par value, on January 19, 2001 was 13,847,406.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter ended December 31, 2000 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of October 1, 2000, are attached hereto and incorporated herein.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                             (amounts in thousands)

                                                                    October 1, 2000    December 31, 2000
                                                                    ---------------    -----------------
                                                                (restated - Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                                $ 30,460             $ 34,321
  Accounts receivable less allowance for doubtful accounts,
   $5,767 at October 1, 2000 and $6,080 at December 31, 2000                 33,029               34,458
  Inventories                                                                52,553               51,214
  Deferred income taxes                                                       8,392                8,392
  Other current assets                                                        2,020                3,299
                                                                           --------             --------
Total current assets                                                        126,454              131,684
                                                                           --------             --------

Property and equipment, net                                                  55,458               54,975

Deferred income taxes                                                         2,688                2,688
Goodwill and other intangible assets, net                                    22,559               21,895
Other assets                                                                  3,639                3,967
                                                                           --------             --------

TOTAL ASSETS                                                               $210,798             $215,209
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                            $  1,037             $  1,016
  Current maturities of long-term debt                                        1,230                1,234
  Accounts payable                                                           11,489               10,640
  Accrued liabilities                                                        23,992               25,856
  Income taxes payable                                                        8,549                7,905
Total current liabilities                                                    46,297               46,651
                                                                           --------             --------

Long-term debt                                                                9,651                9,361
                                                                           --------             --------

Other long-term liabilities                                                   5,160                5,168
                                                                           --------             --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, 1,000 shares authorized; none issued,
   100 shares designated as Series A, $1.00 par value                             -                    -
  Common stock, $.20 par value; authorized 20,000 shares;
   issued 13,794 at October 1, 2000 and 13,819 at
   December 31, 2000                                                          2,759                2,764
  Capital in excess of par value of common stock                            105,161              105,425
  Retained earnings                                                          42,807               46,906
  Accumulated other comprehensive loss                                       (1,037)              (1,066)
                                                                           --------             --------
Total stockholders' equity                                                  149,690              154,029
                                                                           --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $210,798             $215,209
                                                                           ========             ========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)

                                                                          Quarter Ended            Quarter Ended
                                                                        January 2, 2000        December 31, 2000
                                                                    -------------------        -----------------
                                                                    (restated - Note 2)
Net sales                                                                       $54,588                  $63,005
Cost of sales                                                                    41,011                   43,031
                                                                                -------                  -------
Gross profit                                                                     13,577                   19,974
                                                                                -------                  -------
Operating expenses:
   Selling, general and administrative                                            8,426                    9,940
   Amortization of goodwill and other intangible assets                             394                      673
   Research and development                                                       2,345                    3,423
                                                                                -------                  -------
Total operating expenses                                                         11,165                   14,036
                                                                                -------                  -------
Operating income                                                                  2,412                    5,938
                                                                                -------                  -------
Other (expense) income:
  Interest, net                                                                  (1,048)                     158
  Other, net                                                                         87                       22
                                                                                -------                  -------
Total other (expense) income                                                       (961)                     180
                                                                                -------                  -------
Income before income taxes                                                        1,451                    6,118
Provision for income taxes                                                          479                    2,019
                                                                                -------                  -------
Net income                                                                      $   972                  $ 4,099
                                                                                =======                  =======
Earnings per share:
   -Basic                                                                       $  0.09                  $  0.30
                                                                                =======                  =======
   -Diluted                                                                     $  0.09                  $  0.28
                                                                                =======                  =======
Weighted average common shares outstanding:
   -Basic                                                                        10,920                   13,804
   -Diluted                                                                      11,027                   14,556

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                     Quarter Ended             Quarter Ended
                                                                   January 2, 2000         December 31, 2000
                                                                -------------------        -----------------
                                                                (restated - Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $   972                  $ 4,099
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                               2,887                    2,880
  Allowance for doubtful accounts                                               153                      313
  Changes in assets and liabilities:
    Accounts receivable                                                       1,938                   (1,742)
    Inventories                                                               1,286                    1,339
    Other current assets                                                        354                   (1,279)
    Accounts payable                                                           (692)                    (849)
    Accrued liabilities                                                          75                    2,528
    Income taxes payable                                                        191                     (644)
                                                                            -------                  -------
Net cash provided by operating activities                                     7,164                    6,645
                                                                            -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in an unconsolidated affiliate                                    (251)                       -
  Purchases of property and equipment                                        (2,255)                  (2,865)
  Change in other assets                                                       (229)                     140
                                                                            -------                  -------
Net cash used in investing activities                                        (2,735)                  (2,725)
                                                                            -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable to banks and other                               (2,995)                     (21)
  Payments on long-term debt                                                 (1,310)                    (286)
  (Decrease) increase in other long-term liabilities                            (36)                       8
  Exercises of employee stock options                                             -                      269
                                                                            -------                  -------
Net cash used in financing activities                                        (4,341)                     (30)
                                                                            -------                  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           -                      (29)
                                                                            -------                  -------
Net increase in cash and cash equivalents                                        88                    3,861
Cash and cash equivalents at beginning of period                              7,624                   30,460
                                                                            -------                  -------
Cash and cash equivalents at end of period                                  $ 7,712                  $34,321
                                                                            =======                  =======

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                       October 1, 2000         December 31, 2000
                                       ---------------         -----------------
                                     (restated - Note 2)
                                                 (amounts in thousands)
Raw materials                                  $12,503                   $11,726
Work in process                                 22,239                    21,007
Finished goods                                  17,811                    18,481
                                               -------                   -------

                                               $52,553                   $51,214
                                               =======                   =======


During the first quarter of fiscal year 2001, the Company changed its method of determining the cost of inventories at its Scottsdale subsidiary ("Scottsdale") from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the FIFO method is preferable since it will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry and will conform all inventories of the Company to the same accounting method. In addition, Scottsdale has experienced improvements in productivity and permanent declines in inventory costs. Accordingly, the FIFO method will result in a better matching of revenues and costs and measurement of operating results. The Company has also applied to the Internal Revenue Service to change to the FIFO inventory costing method for income tax purposes.

As required by Accounting Principles Board Opinion No. 20, Accounting Changes, all previously reported results have been restated to reflect the retroactive application of this accounting change as of the beginning of fiscal year 2000. The effect of the restatement was to increase retained earnings at October 1, 2000 by $39,000. The effect on net income for the three-month period ended January 2, 2000 was immaterial.

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

The Company is involved in various pending litigation matters, arising out of the normal conduct of its business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income of the Company for the quarters ended January 2, 2000 and December 31, 2000 was $972,000 and $4,070,000, respectively.

5. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding and giving effect to issuance of shares upon conversion of debt during the respective periods.

Earnings per share for the quarters ended January 2, 2000 and December 31, 2000 were calculated as follows:

                                                   Quarter Ended
                                    ------------------------------------------
                                      January 2, 2000        December 31, 2000
                                      ---------------        -----------------
                                    (restated - Note 2)
                                       (in thousands, except per share data)
BASIC

Net income                                    $   972                  $ 4,099
                                              =======                  =======
Weighted-average common shares
   outstanding                                 10,920                   13,804
                                              =======                  =======
Basic earnings per share                      $  0.09                  $  0.30
                                              =======                  =======
DILUTED

Net income                                    $   972                  $ 4,099
Interest savings from assumed
 conversions of convertible debt,
 net of income taxes                                -                       29
                                              -------                  -------
Net income assuming conversions               $   972                  $ 4,128
                                              =======                  =======

Weighted-average common shares
 outstanding for basic                           10,920                 13,804
Dilutive effect of stock options                    107                    585
Dilutive effect of convertible debt                   -                    167
                                                -------                -------

Weighted-average common shares
 outstanding on a diluted basis                  11,027                 14,556
                                                =======                =======

Diluted earnings per share                      $  0.09                $  0.28
                                                =======                =======


6.    RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 in fiscal year 2001; however, the adoption of the new statement did not have any material impact on the consolidated results of operations, financial position or cash flows of the Company.

7.    SEGMENT INFORMATION

In 1999, the Company adopted SFAS 131. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations.

The Company operates predominantly in a single industry segment as a manufacturer of discrete semiconductors and whole-circuit solutions. Geographic areas in which the Company operates include the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segment is as follows:

                                                                         Quarter Ended
                                                          -------------------------------------------
                                                            January 2, 2000         December 31, 2000
                                                            ---------------         -----------------
                                                          (restated - Note 2)
                                                                      (amounts in thousands)
Net sales:
  United States
    Sales to unaffiliated customers                                 $49,311                   $55,876
    Intergeographic sales                                             4,361                     6,377
  Europe
    Sales to unaffiliated customers                                   4,443                     6,160
    Intergeographic sales                                               748                     1,094
  Asia
    Sales to unaffiliated customers                                     834                       969
    Intergeographic sales                                               964                     1,058
Eliminations of intergeographic sales                                (6,073)                   (8,529)
                                                                    -------                   -------
                                                                    $54,588                   $63,005
                                                                    =======                   =======
Income from operations:
  United States                                                     $ 2,264                   $ 5,572
  Europe                                                                148                       323
  Asia                                                                    -                        43
                                                                    -------                   -------
Total                                                               $ 2,412                   $ 5,938
                                                                    =======                   =======

Capital expenditures:
  United States                                                     $ 2,216                   $ 2,832
  Europe                                                                 21                        32
  Asia                                                                   18                         1


                                                          --------                        --------
    Total                                                 $  2,255                        $  2,865
                                                          ========                        ========

Depreciation and amortization:
  United States                                           $  2,769                        $  2,768
  Europe                                                        46                              56
  Asia                                                          72                              56
                                                          --------                        --------
    Total                                                 $  2,887                        $  2,880
                                                          ========                        ========

                                                   October 1, 2000             December 31, 2000
                                                   ---------------             -----------------
                                                 (restated - Note 2)
                                                              (amounts in thousands)
Identifiable assets:
  United States                                           $195,693                      $198,534
  Europe                                                     8,401                        10,245
  Asia                                                       6,704                         6,430
                                                          --------                      --------
    Total                                                 $210,798                      $215,209
                                                          ========                      ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be impacted adversely by any of the factors discussed below or referenced under the heading "Important Factors Related to Forward-Looking Statements and Associated Risks," found below. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and notes should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

INTRODUCTION
------------

Microsemi Corporation is a leading designer, manufacturer and marketer of analog, mixed-signal and discrete semiconductors. The Company's semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Microsemi's products include individual components as well as complete circuit solutions that enhance customer end products by providing battery optimization, reducing size or protecting circuits. Microsemi's commercial products are used in dynamic high growth mobile connectivity applications, including mobile phones and handheld Internet devices, and broadband communications applications such as base stations, wireless LAN, cable and fiber optic systems. These high growth opportunities have emerged from ongoing capabilities in designing and manufacturing semiconductors for military, satellite and medical applications. The Company serves several end markets of the semiconductor industry. These end markets include battery-operated products, communications and Internet infrastructure, and military and aerospace. Battery-operated products include portable digital assistants (PDAs), mobile phones, portable or implantable medical equipment, hearing aids, notebook computers and wireless web tablets. The Company's diverse customer base includes Motorola, Lockheed Martin, Seagate, Mitsubishi, Guidant, Samsung, Medtronic, Boeing, Palm, Dell and Compaq.

Results Of Operations For The Quarter Ended January 2, 2000 Compared To The Quarter Ended December 31, 2000.

Net sales increased $8.4 million, from $54.6 million for first quarter of fiscal year 2000 to $63.0 million for first quarter of fiscal year 2001. The increase was attributable primarily to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, as well as renewed strength in sales to the space/satellite market. The Company sold a substantial portion of the assets of the Micro Commercial Components division ("MCC") in June 2000 and closed the division. MCC had revenues of $3.5 million for the quarter ended January 2, 2000.

Gross profit increased $6.4 million, from $13.6 million for the first quarter of fiscal year 2000 to $20.0 million for the first quarter of fiscal year 2001. As a percentage of sales, gross profit was 24.9% for first quarter of fiscal year 2000, compared to 31.7% for the first quarter of fiscal year 2001. This increase was due primarily to higher capacity utilization and an increase in shipments of higher margin power management, TVS, RF/Microwave and space/satellite products. MCC had a gross profit of $0.5 million for the first quarter of fiscal year 2000.

Selling, general and administrative expenses increased $1.5 million from $8.4 million for the first quarter of fiscal year 2000 to $9.9 million for the first quarter of fiscal year 2001, primarily due to higher sales.

Research and development expense increased $1.1 million, from $2.3 million for first quarter of fiscal year 2000 to $3.4 million for first quarter of fiscal year 2001. The increase was primarily due to higher spending to develop power management and RF products for the mobile connectivity, telecommunications, medical and computer/peripheral markets.

The effective income tax rate was 33.0% in the quarters ended January 2, 2000 and December 31, 2000.

Capital Resources And Liquidity

Net cash provided by operating activities was $7.2 million and $6.6 million for the first quarter of fiscal years 2000 and 2001, respectively. The decrease in cash provided by operating activities was the result of the combined impact of changes in net income, accounts receivable, other current assets and accrued liabilities.

Net cash used in investing activities was $2.7 million in each of the quarters ended January 2, 2000 and December 31, 2000 and was primarily due to purchases of capital equipment.

Net cash used in financing activities was $4.3 million and $0.03 million for the first quarter of fiscal years 2000 and 2001, respectively. The net cash used in financing activities in the first quarter of fiscal year 2000 was primarily a result of payments on the Company's debt. The net cash used in financing activities in the first quarter of fiscal year 2001 was primarily a result of payments on the Company's debt, partially offset by proceeds from exercises of stock options.

Microsemi's operations in the quarter ended December 31, 2000 were funded with internally generated funds. The Company maintains a credit line with a bank, from which it can borrow up to $30 million. This credit line expires in March 2003. As of December 31, 2000, there were no funds borrowed under this credit facility. At December 31, 2000, Microsemi had $34.3 million in cash and cash equivalents.

Based upon information currently available, management believes that Microsemi can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words including any statements about a future time, result or other circumstance. In addition, all of the non-historical information herein is forward-looking, include any statement about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties including any statement about a future time, result or other circumstance. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. Microsemi does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that Microsemi will be able to meet its current operating cash and debt service requirements, that Microsemi will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not affect the Company materially or adversely, that Microsemi will retain existing key personnel, that Microsemi's forecasts will reasonably anticipate market demand for its products, and that there will be no other material adverse change in its operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause Microsemi to alter its internal forecasts, which may in turn affect results or expectations. Microsemi Corporation does not undertake to announce publicly these changes that may occur in our expectations after the periods presented herein. Readers are cautioned against giving undue weight to any of the forward-looking statements.

Adverse changes to our results could result from any number of factors, including for example fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties.

The inclusion of forward-looking information should not be regarded as a representation by Microsemi or any other person that its objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 2000, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

            No material changes

Item 2.  Changes in Securities
         ---------------------

            The Company's Form 8-A as filed December 29, 2000, is incorporated herein by this reference. On and as of December 22, 2000, the Company issued a dividend of one Right for each one share of outstanding common stock. The Rights are represented by the Common Stock Certificates themselves at this time, and are not separately traded.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

               3.1* Certificate of Designation of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the registrant

               3.2* Legend on Common Stock certificates regarding Rights Agreement.

               4.2* Rights Agreement dated December 22, 2000 between the registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto.

               10.86  Transition and Consulting Agreement with Mr. Philip Frey,
                      Jr.

               10.87  Change of Control Agreement with Mr. James J. Peterson.

               10.88  Change of Control Agreement with Mr. David R. Sonksen.

               18.1   Letter on change in accounting principle.

               20.1* Letter to Stockholders dated December 22, 2000 and attached Summary of Shareholder Rights Plan.

               99.1*  News Release dated December 22, 2000.

               * Incorporated by reference to the like-numbered exhibit as filed with the Registrant's Form 8-A filed on December 29, 2000.

          (b)  Reports on Form 8-K:

               On December 29, 2000, a Shareholder Rights Plan was reported on Form 8-K under item 5 and the related documents were incorporated by reference as exhibits thereto under item 7.

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


DATED:   February 12, 2001

                             MICROSEMI CORPORATION

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.      Description
-----------      -----------
3.1              Certificate of Designation of Series A Junior Participating
                 Preferred Stock, par value $1.00 per share, of the registrant(1)

3.2              Legend on Common Stock certificates regarding Rights
                 Agreement(1)

4.2 Rights Agreement dated December 22, 2000 between the registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(1)

10.86            Transition and Consulting Agreement with Mr. Philip Frey,
                 Jr.(2)

10.87            Change of Control Agreement with Mr. James J. Peterson.(2)

10.88            Change of Control Agreement with Mr. David R. Sonksen.(2)

18.1             Letter on change in accounting principle.(2)

20.1 Letter to Stockholders dated December 22, 2000 and attached Summary of Shareholder Rights Plan(1)

99.1             News Release dated December 22, 2000(1)

--------------------------------------------------------------------------------
  (1) Filed by the Registrant as a like-numbered exhibit with the Registration Statement on Form 8-A filed December 29, 2000.

  (2)  Filed herewith by the Registrant.