Form 10-Q
period 2001-04-01
MICROSEMI CORP
filed 2001-05-16
CIK 310568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 1, 2001
                  --------------------------------------------

                                       or

 [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                             95-2110371
                 --------                             ----------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

     2381 Morse Avenue, Irvine, California               92614
-------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

                                (949) 221-7100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


             2830 S. Fairview Street, Santa Ana, California  92704
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

The number of shares of the issuer's Common Stock, $.20 par value, outstanding on April 19, 2001 was 13,967,380.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and six months ended April 1, 2001 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 1, 2000, are attached hereto and incorporated herein.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                 (amounts in thousands, except per share data)

                                                                   October 1, 2000    April 1, 2001
                                                                   ---------------    -------------
                                                               (restated - Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                             $   30,460       $   34,100
  Accounts receivable less allowance for doubtful accounts,
     $5,767 at October 1, 2000 and $5,314 at April 1, 2001                  33,029           34,980
  Inventories                                                               52,553           51,090
  Deferred income taxes                                                      8,392            8,392
  Other current assets                                                       2,020            3,655
                                                                        ----------       ----------
Total current assets                                                       126,454          132,217

Property and equipment, net                                                 55,458           57,111

Deferred income taxes                                                        2,688            2,688
Goodwill and other intangible assets, net                                   22,559           21,231
Other assets                                                                 3,639            1,536
                                                                        ----------       ----------

TOTAL ASSETS                                                            $  210,798       $  214,783
                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                         $    1,037       $       36
  Current maturities of long-term debt                                       1,230            1,234
  Accounts payable                                                          11,489           11,646
  Accrued liabilities                                                       23,992           21,963
  Income taxes payable                                                       8,549            5,693
                                                                        ----------       ----------
Total current liabilities                                                   46,297           40,572
                                                                        ----------       ----------

Long-term debt                                                               9,651            8,980
                                                                        ----------       ----------

Other long-term liabilities                                                  5,160            5,031
                                                                        ----------       ----------

Commitments and contingencies (note 3)

Stockholders' equity:
  Preferred stock, 1,000 shares authorized; none issued,
     100 shares designated as Series A, $1.00 par value                          -                -
  Common stock, $.20 par value; authorized 20,000 shares;
     issued 13,794 at October 1, 2000 and 13,967 at
     April 1, 2001                                                           2,759            2,793
  Capital in excess of par value of common stock                           105,161          107,298
  Retained earnings                                                         42,807           51,175
  Accumulated other comprehensive loss                                      (1,037)          (1,066)
                                                                        ----------       ----------
Total stockholders' equity                                                 149,690          160,200
                                                                        ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  210,798       $  214,783
                                                                        ==========       ==========


        The accompanying notes are an integral part of these statements.

                   MICROSEMI CORPORATION AND SUBSIDIARIES
                  Unaudited Consolidated Income Statements
                 (amounts in thousands, except per share data)

                                                                 Quarter Ended        Quarter Ended
                                                                 -------------        -------------
                                                                 April 2, 2000        April 1, 2001
                                                           (restated - Note 2)
Net sales                                                  $            60,972     $         63,131
Cost of sales                                                           43,805               42,578
                                                           -------------------     ----------------

Gross profit                                                            17,167               20,553
                                                           -------------------     ----------------

Operating expenses:
   Selling, general and administrative                                   9,722                9,944
   Amortization of goodwill and other intangible assets                    509                  686
   Research and development                                              2,730                3,774
   Acquired in-process research and development                          2,510                    -
                                                           -------------------     ----------------

Total operating expenses                                                15,471               14,404
                                                           -------------------     ----------------

Operating income                                                         1,696                6,149
                                                           -------------------     ----------------

Other (expense) income:
   Interest, net                                                        (1,333)                 198
   Other, net                                                              (65)                  24
                                                           -------------------     ----------------

Total other (expense) income                                            (1,398)                 222
                                                           -------------------     ----------------

Income before income taxes                                                 298                6,371
Provision for income taxes                                                  99                2,102
                                                           -------------------     ----------------

Net income                                                 $               199     $          4,269
                                                           ===================     ================

Earnings per share:
   -Basic                                                  $              0.02     $           0.31
                                                           ===================     ================
   -Diluted                                                $              0.02     $           0.29
                                                           ===================     ================

Weighted average common and common equivalent
   shares outstanding:
   -Basic                                                               11,118               13,915
   -Diluted                                                             11,809               14,689

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)


                                          Six Months Ended      Six Months Ended
                                         ------------------     ----------------
                                            April 2, 2000         April 1, 2001
                                         (restated - Note 2)

Net sales                                          $115,560             $126,136
Cost of sales                                        84,816               85,609
                                                   --------             --------

Gross profit                                         30,744               40,527
                                                   --------             --------

Operating expenses:
   Selling, general and administrative               18,148               19,884
   Amortization of goodwill and other
    intangible assets                                   903                1,359
   Research and development                           5,075                7,197
   Acquired in-process research
    and development                                   2,510                    -
                                                   --------             --------

Total operating expenses                             26,636               28,440
                                                   --------             --------

Operating income                                      4,108               12,087
                                                   --------             --------

Other (expense) income:
   Interest, net                                     (2,381)                 356
   Other, net                                            22                   46
                                                   --------             --------

Total other (expense) income                         (2,359)                 402
                                                   --------             --------

Income before income taxes                            1,749               12,489
Provision for income taxes                              578                4,121
                                                   --------             --------

Net income                                         $  1,171             $  8,368
                                                   ========             ========

Earnings per share:
   -Basic                                          $   0.11             $   0.60
   -Diluted                                        $   0.10             $   0.57
                                                   ========             ========


Weighted average common and
 common equivalent shares outstanding:
   -Basic                                            11,019               13,913
   -Diluted                                          11,418               14,679

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                 Six Months Ended        Six Months Ended
                                                                    April 2, 2000           April 1, 2001
                                                              -------------------      ------------------
                                                              (restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $      1,171            $      8,368
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                            5,747                   6,063
   Provision for doubtful accounts                                            888                    (453)
   Acquired in-process research and development                             2,510                       -
   Changes in assets and liabilities:
       Accounts receivable                                                 (1,710)                 (1,498)
       Inventories                                                            377                   1,410
       Other current assets                                                   332                  (1,635)
       Other assets                                                            -                      900
       Accounts payable                                                       395                     157
       Accrued liabilities                                                  1,247                  (1,030)
       Income taxes payable                                                   118                  (2,842)
                                                                     ------------            ------------
Net cash provided by operating activities                                  11,075                   9,440
                                                                     ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment for acquisition                                                 (1,548)                      -
   Investment in an unconsolidated affiliate                                 (251)                      -
   Purchases of property and equipment                                     (5,454)                 (6,590)
   Change in other assets                                                     392                     863
                                                                     ------------            ------------
Net cash used in investing activities                                      (6,861)                 (5,727)
                                                                     ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in notes payable to banks and other                            (5,007)                 (1,001)
   Payments on long-term debt                                              (2,722)                   (667)
   Decrease in other long-term liabilities                                     (9)                   (127)
   Exercises of employee stock options                                      2,138                   1,751
                                                                     ------------            ------------
Net cash used in financing activities                                      (5,600)                    (44)
                                                                     ------------            ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (2)                    (29)
                                                                     ------------            ------------

Net (decrease) increase in cash and cash equivalents                       (1,388)                  3,640
Cash and cash equivalents at beginning of period                            7,624                  30,460
                                                                     ------------            ------------

Cash and cash equivalents at end of period                           $      6,236            $     34,100
                                                                     ============            ============

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 1, 2001


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

2.    INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                  October 1, 2000        April 1, 2001
                                -------------------    -----------------
                                (restated - Note 2)
                                            (amounts in thousands)

        Raw materials                  $     12,503        $      12,623
        Work in process                      22,239               21,758
        Finished goods                       17,811               16,709
                                       ------------        -------------

                                       $     52,553        $      51,090
                                       ============        =============

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

As required by Accounting Principles Board Opinion No. 20, Accounting Changes, all previously reported results have been restated to reflect the retroactive application of this accounting change as of the beginning of fiscal year 2000. The effect of the restatement was to increase retained earnings at October 1, 2000 by $39,000. The respective effects on net income for the three-month and six-month periods ended April 2, 2000 were immaterial.

3.  CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify that owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) agreed to indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income of the Company for the quarters ended April 2, 2000 and April 1, 2001 was $192,000 and $4,269,000, respectively. Total comprehensive income for the six months ended April 2, 2000 and April 1, 2001 was $1,158,000 and $8,339,000, respectively.

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

Earnings per share for the respective quarters and respective six months ended April 2, 2000 and April 1, 2001 were calculated as follows:

                                                Quarter Ended                     Six Months Ended
                                     ---------------------------------    ------------------------------
                                        April 2,           April 1,          April 2,         April 1,
                                          2000               2001              2000             2001
                                     --------------     --------------    -------------    -------------
                                       (restated -                         (restated -
                                          Note 2)                             Note 2)
                                                 (amounts in thousands, except per share data)
BASIC

Net income                           $          199     $        4,269    $       1,171    $       8,368
                                     ==============     ==============    =============    =============
Weighted-average common shares
   outstanding                               11,118             13,915           11,019           13,913
                                     ==============     ==============    =============    =============

Basic earnings per share             $         0.02     $         0.31    $        0.11    $        0.60
                                     ==============     ==============    =============    =============

DILUTED

Net income                           $          199     $        4,269    $       1,171    $       8,368
Interest savings from assumed
   conversions of convertible debt,
   net of income taxes                            -                 29                -               59
                                     --------------     --------------    -------------    -------------
Net income assuming conversions      $          199     $        4,298    $       1,171    $       8,427
                                     ==============     ==============    =============    =============
Weighted-average common shares
   outstanding for basic                     11,118             13,915           11,019           13,913
Dilutive effect of stock options                691                607              399              599
Dilutive effect of convertible debt               -                167                -              167
                                     --------------     --------------    -------------    -------------
Weighted-average common shares
   outstanding on a diluted basis            11,809             14,689           11,418           14,679
                                     ==============     ==============    =============    =============

Diluted earnings per share           $         0.02     $         0.29    $        0.10    $        0.57
                                     ==============     ==============    =============    =============


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

Financial information by geographic segments is as follows:

                                                  Six Months Ended
                                      -----------------------------------
                                         April 2, 2000      April 1, 2001
                                      ------------------    -------------
                                      (restated - Note 2)
                                               (amounts in thousands)
Net sales:
United States
   Sales to unaffiliated customers              $105,091         $111,338
   Intergeographic sales                           8,843           13,608
Europe
   Sales to unaffiliated customers                 8,773           12,995
   Intergeographic sales                           1,790            2,364
Asia
   Sales to unaffiliated customers                 1,696            1,803
   Intergeographic sales                           1,799            2,299
Eliminations of intergeographic sales            (12,432)         (18,271)
                                                --------         --------
                                                $115,560         $126,136
                                                ========         ========
Income (loss) from operations:
  United States                                 $  3,749         $ 11,425
  Europe                                             366              515
  Asia                                                (7)             147
                                                --------         --------
   Total                                        $  4,108         $ 12,087
                                                ========         ========
Capital expenditures:
  United States                                 $  5,393         $  6,434
  Europe                                              21              156
  Asia                                                40                -
                                                --------         --------
   Total                                        $  5,454         $  6,590
                                                ========         ========
Depreciation and amortization:
  United States                                 $  5,508         $  5,829
  Europe                                              93              118
  Asia                                               146              116
                                                --------         --------
   Total                                        $  5,747         $  6,063
                                                ========         ========


                                        October 1, 2000     April 1, 2001
                                      ------------------    -------------
                                      (restated - Note 2)
                                               (amounts in thousands)
Identifiable assets:
  United States                                 $195,693         $198,049
  Europe                                           8,401           10,298
  Asia                                             6,704            6,436
                                                --------         --------
   Total                                        $210,798         $214,783
                                                ========         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed below or the additional factors referenced under the heading "Important Factors Related to Forward-Looking Statements and Associated Risks," found below. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

INTRODUCTION
------------

Microsemi Corporation is a leading designer, manufacturer and marketer of analog, mixed-signal and discrete semiconductors. The Company's semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Microsemi's products include individual components as well as whole-circuit solutions that enhance customer end products by providing battery optimization, reducing size or protecting circuits. Microsemi's commercial products are used in dynamic high growth mobile connectivity applications, including mobile phones and handheld Internet devices, and broadband communications applications such as base stations, wireless LAN, and cable and fiber optic systems. These high growth opportunities have emerged from ongoing capabilities in designing and manufacturing semiconductors for military, satellite and medical applications. The Company serves several end markets of the semiconductor industry. These end markets include battery-operated products, communications and Internet infrastructure, and military and aerospace. Battery-operated products include portable digital assistants (PDAs), mobile phones, portable or implantable medical equipment, hearing aids, notebook computers and wireless web tablets. The Company's diverse customer base includes Motorola, Lockheed Martin, Seagate, Mitsubishi, Guidant, Samsung, Medtronic, Boeing, Palm, Dell and Compaq.

Results Of Operations For The Quarter Ended April 2, 2000 Compared To The Quarter Ended April 1, 2001.

Net sales increased $2.1 million, from $61.0 million for the second quarter of fiscal year 2000 to $63.1 million for the second quarter of fiscal year 2001. The increase was primarily attributable to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, as well as sales to the military and space/satellite customers, offset by a decline in products sold to the low-end PC and mobile telephone markets. Also, the Company sold the assets of its Micro Commercial Components division ("MCC") and closed this division in June 2000. MCC had revenues of $3.7 million for the quarter ended April 2, 2000.

Gross profit increased $3.4 million, from $17.2 million for the second quarter of fiscal year 2000 to $20.6 million for the second quarter of fiscal year 2001. As a percentage of sales, gross profit was 28.2% for the second quarter of fiscal year 2000, compared to 32.6% for the second quarter of fiscal year 2001. This increase was due primarily to higher capacity utilization and the recent shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the mobile connectivity, telecommunications, medical and commercial satellite markets which is expected to continue for the remainder of the year. MCC had contributed $0.5 million toward Microsemi's gross profit for the second quarter of fiscal year 2000.

Selling, general and administrative expenses increased from $9.7 million for the second quarter of fiscal year 2000 to $9.9 million for the second quarter of fiscal year 2001, primarily due to increased expenditures to support the increase in sales.

Research and development expense increased $1.0 million, from $2.7 million for second quarter of fiscal year 2000 to $3.8 million for the second quarter of fiscal year 2001. The increase was primarily due to higher spending to develop power management and RF/Microwave products for the mobile connectivity, telecommunications and medical markets.

The effective income tax rate was 33.0% in the quarters ended April 2, 2000 and April 1, 2001, respectively.

Results Of Operations For The Six Months Ended April 2, 2000 Compared To The Six Months Ended April 1, 2001.

Net sales increased $10.5 million, from $115.6 million for the first six months of fiscal year 2000 to $126.1 million for the first six months of fiscal year 2001. The increase was primarily attributable to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, as well as sales to the military and space/satellite customers, offset by a decline in products sold to the low-end PC and mobile telephone markets. Also, the Company sold the assets of its Micro Commercial Components division ("MCC") and closed this division in June 2000. MCC had revenues of $7.2 million for the six months ended April 2, 2000.

Gross profit increased $9.8 million, from $30.7 million for the six months of fiscal year 2000 to $40.5 million for the six months of fiscal year 2001. As a percentage of sales, gross profit was 26.6% for first six months of fiscal year 2000, compared to 32.1% for the corresponding period of fiscal year 2001. This increase was due primarily to higher capacity utilization and the recent shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the mobile connectivity, telecommunications, medical and commercial satellite markets which is expected to continue for the remainder of the year. MCC had contributed $1.0 million toward Microsemi's gross profit for the first six months of fiscal year 2000.

Selling, general and administrative expenses increased $1.7 million from $18.2 million for the first six months of fiscal year 2000 to $19.9 million for the first six months of fiscal year 2001, primarily due to increased expenditures to support the increase in sales.

Research and development expense increased $2.1 million, from $5.1 million for the first six months of fiscal year 2000 to $7.2 million for the first six months of fiscal year 2001. The increase was primarily due to higher spending on development of power management and RF/Microwave products for the mobile connectivity, telecommunications and medical markets.

The effective income tax rate was 33.0% in the six months ended April 2, 2000 and April 1, 2001, respectively.


Capital Resources And Liquidity

Net cash provided by operating activities was $11.1 million and $9.4 million for the first six months of fiscal years 2000 and 2001, respectively. The net cash provided by operating activities was $1.7 million less in the first six months of fiscal year 2001 than had been provided in the same period of fiscal year 2000 as a result of the combined impact of greater net income during the first six months of fiscal year 2001, more than offset by the combined effect of differences in miscellaneous non-cash financial statement items, such as the provision for returns and doubtful accounts, acquired in-process research and development, inventories, other current assets, accrued liabilities and taxes.

Net cash used in investing activities was $6.9 million and $5.7 million in the six months ended April 2, 2000 and April 1, 2001, respectively. The net cash used in investing activities was $1.2 million less in the first six months of fiscal year 2001 than it had been in the first six months of fiscal year 2000 primarily due to the payment for an acquisition in fiscal year 2000 partially offset by a higher amount of purchases of property and equipment in the first six months of fiscal year 2001.

Net cash used in financing activities was $5.6 million and $0.04 million for the first six months of fiscal years 2000 and 2001, respectively. The net cash used in financing activities was $5.6 million less in the first six months of fiscal year 2001 than it had been in the first six months of fiscal year 2000 primarily as a result of repayments of a larger portion of the Company's debt partially offset by proceeds from exercises of employee stock options in the first six months of fiscal year 2000.

Microsemi's operations in the six months ended April 1, 2001 were funded with internally generated funds. The Company has maintained a credit line with a bank, from which it can borrow up to $30 million. The credit line is secured by substantially all of the assets of the Company. This credit line expires in March 2003. As of April 1, 2001, there were no funds borrowed under this credit facility. The credit line includes a facility to issue letters of credit, and $4.1 million was outstanding in the form of letters of credit as of April 1, 2001. At April 1, 2001, Microsemi had $34.1 million in cash and cash equivalents.

Based upon information currently available, management believes that Microsemi can meet its current operating cash and debt service requirements with internally generated funds together with its available borrowings.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, include any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. Microsemi does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that Microsemi will be able to meet its current operating cash and debt service requirements, that Microsemi will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect the Company materially or adversely, that Microsemi will retain existing key personnel, that Microsemi's forecasts will reasonably anticipate market demand for its products, and that there will be no other material adverse change in its operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause Microsemi to alter its internal forecasts, which may in turn affect results or expectations. Microsemi Corporation does not undertake to announce publicly these changes that may occur in our expectations after the periods presented herein. Readers are cautioned against giving undue weight to any of the forward-looking statements.

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

The inclusion of forward-looking information should not be regarded as a representation by Microsemi or any other person that its objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 2000, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements included therein.

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

             None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

             Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) An election of the Board of Directors was held at the annual meeting of Stockholders on February 28, 2001.

         (b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 17, 2001.

         (c) Votes were received for each of the nominees to the Board of Directors as follows:

                                               For          Withheld
                                            ----------      --------
             Philip Frey, Jr.               11,826,974       626,292
             Joseph M. Scheer               11,826,446       626,820
             Brad Davidson                  11,828,146       625,120
             James J. Peterson              11,828,456       624,810
             H.K. Desai                     11,828,346       624,920
             Robert B. Phinizy              11,826,733       626,533
             Martin H. Jurick               11,828,246       625,020

      Votes were received for the amendments of the Microsemi 1987 Stock Plan, including increasing of the number of shares available under the plan as follows:

             For                             6,787,070
             Against                         4,173,877
             Abstain                            13,082
             Non-votes                       2,850,475

Item 5.  Other information
         -----------------

             Inapplicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


DATED:   May 14, 2001