Form 10-Q
period 2001-07-01
MICROSEMI CORP
filed 2001-08-13
CIK 310568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
       Exchange Act of 1934

                  For the Quarterly Period Ended July 1, 2001
                  -------------------------------------------

                                      or

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                For the transition period from _______ to ____

                          Commission File No. 0-8866


                             MICROSEMI CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)



                         Delaware                   95-2110371
              -------------------------------       ----------
              (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)    Identification No.)


            2381 Morse Avenue, Irvine, California             92614
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (949) 221-7100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

The number of shares of the issuer's Common Stock, $.20 par value, outstanding on July 12, 2001 was 14,055,042.

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter and nine months ended July 1, 2001 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheet as of October 1, 2000, are attached hereto and incorporated herein.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                   (amounts in thousands, except share data)

                                                                         October 1, 2000         July 1, 2001
                                                                        ----------------         ------------
                                                                     (Restated - Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                               $       30,460         $     37,379
  Accounts receivable less allowance for doubtful accounts,
     $5,767 at October 1, 2000 and $3,890 at July 1, 2001                         33,029               33,720
  Inventories                                                                     52,553               49,732
  Deferred income taxes                                                            8,392                8,392
  Other current assets                                                             2,020                4,274
                                                                          --------------         ------------
Total current assets                                                             126,454              133,497

Property and equipment, net                                                       55,458               58,959
Deferred income taxes                                                              2,688                2,688
Goodwill and other intangible assets, net                                         22,559               20,491
Other assets                                                                       3,639                1,450
                                                                          --------------         ------------

TOTAL ASSETS                                                              $      210,798         $    217,085
                                                                          ==============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                           $        1,037         $         36
  Current maturities of long-term debt                                             1,230                3,745
  Accounts payable                                                                11,489                8,789
  Accrued liabilities                                                             23,992               21,634
  Income taxes payable                                                             8,549                5,550
                                                                          --------------         ------------
Total current liabilities                                                         46,297               39,754
                                                                          --------------         ------------

Long-term debt                                                                     9,651                6,190
                                                                          --------------         ------------

Other long-term liabilities                                                        5,160                5,035
                                                                          --------------         ------------
Commitments and contingencies (Note 3)

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized; none issued,
     100,000 shares designated as Series A, $1.00 par value                            -                    -
  Common stock, $.20 par value; 20,000,000 shares authorized;
     13,794,406 issued at October 1, 2000 and 14,048,192 issued
     at July 1, 2001                                                               2,759                2,810
  Capital in excess of par value of common stock                                 105,161              108,746
  Retained earnings                                                               42,807               55,610
  Accumulated other comprehensive loss                                            (1,037)              (1,060)
                                                                          --------------         ------------
Total stockholders' equity                                                       149,690              166,106
                                                                          --------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      210,798         $    217,085
                                                                          ==============         ============

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)

                                                                                 Quarter Ended                 Quarter Ended
                                                                                  July 2, 2000                  July 1, 2001
                                                                           -------------------               ---------------
                                                                           (Restated - Note 2)
Net sales                                                                  $            66,644               $        60,089
Cost of sales                                                                           47,593                        39,623
                                                                           -------------------               ---------------

Gross profit                                                                            19,051                        20,466
                                                                           -------------------               ---------------

Operating expenses:
   Selling, general and administrative                                                  10,282                         9,464
   Amortization of goodwill and other intangible assets                                    719                           670
   Research and development                                                              2,953                         4,094
                                                                           -------------------               ---------------

Total operating expenses                                                                13,954                        14,228
                                                                           -------------------               ---------------

Operating income                                                                         5,097                         6,238
                                                                           -------------------               ---------------

Other (expense) income:
   Interest, net                                                                          (854)                          162
   Other, net                                                                              (30)                          221
                                                                           -------------------               ---------------

Total other (expense) income                                                              (884)                          383
                                                                           -------------------               ---------------

Income before income taxes                                                               4,213                         6,621
Provision for income taxes                                                               1,390                         2,185
                                                                           -------------------               ---------------

Net income                                                                 $             2,823               $         4,436
                                                                           ===================               ===============

Earnings per share:
   -Basic                                                                  $              0.23               $          0.32
   -Diluted                                                                $              0.22               $          0.30
                                                                           ===================               ===============

Weighted average common and common equivalent
   shares outstanding:
   -Basic                                                                               12,220                        13,996
   -Diluted                                                                             13,095                        14,910



        The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                   Unaudited Consolidated Income Statements
               (amounts in thousands, except earnings per share)

                                                                         Nine Months Ended               Nine Months Ended
                                                                            July 2, 2000                   July 1, 2001
                                                                       -------------------               ---------------
                                                                         (Restated - Note 2)
Net sales                                                              $           182,204               $       186,225
Cost of sales                                                                      132,409                       125,232
                                                                       -------------------               ---------------

Gross profit                                                                        49,795                        60,993
                                                                       -------------------               ---------------

Operating expenses:
   Selling, general and administrative                                              28,430                        29,348
   Amortization of goodwill and other intangible assets                              1,622                         2,029
   Research and development                                                          8,028                        11,291
   Acquired in-process research and development                                      2,510                             -
                                                                       -------------------               ---------------

Total operating expenses                                                            40,590                        42,668
                                                                       -------------------               ---------------

Operating income                                                                     9,205                        18,325
                                                                       -------------------               ---------------

Other (expense) income:
   Interest, net                                                                    (3,235)                          518
   Other, net                                                                           (8)                          267
                                                                       -------------------               ---------------

Total other (expense) income                                                        (3,243)                          785
                                                                       -------------------               ---------------

Income before income taxes                                                           5,962                        19,110
Provision for income taxes                                                           1,968                         6,306
                                                                       -------------------               ---------------

Net income                                                             $             3,994               $        12,804
                                                                       ===================               ===============

Earnings per share:
   -Basic                                                              $              0.35               $          0.92
                                                                       ===================               ===============
   -Diluted                                                            $              0.34               $          0.87
                                                                       ===================               ===============

Weighted average common and common equivalent
   shares outstanding:
   -Basic                                                                           11,419                        13,941
   -Diluted                                                                         11,999                        14,756



       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                                                Nine Months Ended              Nine Months Ended
                                                                                     July 2, 2000                   July 1, 2001
                                                                              -------------------           --------------------
                                                                              (Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $            3,994            $            12,804
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                           8,752                          9,192
   Provision for doubtful accounts                                                         2,671                         (1,866)
   Loss (gain) on retirement and disposition of assets                                       355                           (400)
   Acquired in-process research and development                                            2,510                              -
   Stock based compensation for services provided                                              -                            459
   Changes in assets and liabilities, net of acquisition and
     disposition:
       Accounts receivable                                                                (1,990)                         1,175
       Inventories                                                                         1,761                          2,821
       Other current assets                                                                 (551)                        (2,254)
       Other assets                                                                        1,074                          1,350
       Accounts payable                                                                    2,485                         (2,700)
       Accrued liabilities                                                                 5,095                         (2,359)
       Income taxes payable                                                                1,503                         (2,999)
                                                                              ------------------            -------------------
Net cash provided by operating activities                                                 27,659                         15,223
                                                                              ------------------            -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment for acquisition                                                                (1,548)                             -
   Proceeds from sale of assets                                                            1,608                          1,020
   Investment in an unconsolidated affiliate                                                (251)                             -
   Purchases of property and equipment                                                    (7,300)                       (10,665)
   Change in other assets                                                                      -                            259
                                                                              ------------------            -------------------
Net cash used in investing activities                                                     (7,491)                        (9,386)
                                                                              ------------------            -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in notes payable to banks and other                                          (19,006)                        (1,001)
   Payments on long-term debt                                                            (31,110)                          (946)
   Increase (decrease) in other long-term liabilities                                         14                           (125)
   Proceeds from sale of common stock                                                     45,336                              -
   Exercises of employee stock options                                                     2,288                          3,177
                                                                              ------------------            -------------------
Net cash (used in) provided by financing activities                                       (2,478)                         1,105
                                                                              ------------------            -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (32)                           (23)
                                                                              ------------------            -------------------

Net increase in cash and cash equivalents                                                 17,658                          6,919
Cash and cash equivalents at beginning of period                                           7,624                         30,460
                                                                              ------------------            -------------------

Cash and cash equivalents at end of period                                    $           25,282            $            37,379
                                                                              ==================            ===================

       The accompanying notes are an integral part of these statements.

                    MICROSEMI CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 1, 2001


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

2.  INVENTORIES

For interim reporting purposes, cost of goods sold and inventories are estimated based upon the use of the gross profit method.

Inventories used in the computation of cost of goods sold were:

                                                           October 1, 2000                   July 1, 2001
                                                          ------------------              ------------------
                                                         (Restated - Note 2)
                                                                       (amounts in thousands)

     Raw materials                                        $        12,503                 $           13,643
     Work in process                                               22,239                             22,444
     Finished goods                                                17,811                             13,645
                                                          ---------------                 ------------------

                                                          $        52,553                 $           49,732
                                                          ===============                 ==================

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

As required by Accounting Principles Board Opinion No. 20, Accounting Changes, all previously reported results have been restated to reflect the retroactive application of this accounting change as of the beginning of fiscal year 2000. The effect of the restatement was to increase retained earnings at October 1, 2000 by $39,000. The respective effects on net income for the three-month and nine-month periods ended July 2, 2000 were immaterial.

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

4.  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income of the Company for the quarters ended July 2, 2000 (Restated-Note 2) and July 1, 2001 was $2,793,000 and $4,442,000, respectively. Total comprehensive income for the nine months ended July 2, 2000 (Restated-Note
2) and July 1, 2001 was $3,962,000 and $12,781,000, respectively.

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

Earnings per share for the respective quarters and respective nine months ended July 2, 2000 and July 1, 2001 were calculated as follows:

                                                          Quarter Ended                        Nine Months Ended
                                               ---------------------------------       -------------------------------
                                                July 2, 2000       July 1, 2001        July 2, 2000       July 1, 2001
                                               -------------       -------------       -------------      ------------
                                                 (Restated -                             (Restated -
                                                     Note 2)                                 Note 2)
                                                             (amounts in thousands, except per share data)
BASIC
Net income                                     $       2,823       $       4,436        $      3,994      $     12,804
                                               =============       =============        ============      ============

Weighted-average common shares
   outstanding                                        12,220              13,996              11,419            13,941
                                               =============       =============        ============      ============

Basic earnings per share                       $        0.23       $        0.32        $       0.35      $       0.92
                                               =============       =============        ============      ============

DILUTED

Net income                                     $       2,823       $       4,436        $      3,994      $     12,804
Interest savings from assumed
   conversions of convertible debt,
   net of income taxes                                    29                  29                  39                88
                                               -------------       -------------        ------------      ------------
Net income assuming conversions                $       2,852       $       4,465        $      4,033      $     12,892
                                               =============       =============        ============      ============

Weighted-average common shares
   outstanding for basic                              12,220              13,996              11,419            13,941
Dilutive effect of stock options                         708                 747                 504               648
Dilutive effect of convertible debt                      167                 167                  76               167
                                               -------------       -------------        ------------      ------------
Weighted-average common shares
   outstanding on a diluted basis                     13,095              14,910              11,999            14,756
                                               =============       =============        ============      ============

Diluted earnings per share                     $        0.22       $        0.30        $       0.34      $       0.87
                                               =============       =============        ============      ============


6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 in fiscal year 2001; however, the adoption of this standard did not have any material impact on the consolidated results of operations, financial position or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new accounting and reporting standards for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 141 and No. 142.

7.    SEGMENT INFORMATION

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

Financial information by geographic segments is as follows:

                                                                                  Nine Months Ended
                                                                ---------------------------------------------------------
                                                                         July 2, 2000                      July 1, 2001
                                                                ---------------------------           -------------------
                                                                    (Restated - Note 2)
                                                                               (amounts in thousands)
Net sales:
 United States
    Sales to unaffiliated customers                                      $          165,795           $           163,491
    Intergeographic sales                                                            13,898                        21,006
 Europe
    Sales to unaffiliated customers                                                  13,731                        20,298
    Intergeographic sales                                                             2,648                         3,924
 Asia
    Sales to unaffiliated customers                                                   2,678                         2,436
    Intergeographic sales                                                             2,792                         3,355
Eliminations of intergeographic sales                                               (19,338)                      (28,285)
                                                                         ------------------           -------------------
                                                                         $          182,204           $           186,225
                                                                         ==================           ===================
Income (loss) from operations:
 United States                                                           $            8,602           $            17,079
 Europe                                                                                 509                           949
 Asia                                                                                    94                           297
                                                                         ------------------           -------------------
    Total                                                                $            9,205           $            18,325
                                                                         ==================           ===================

Capital expenditures:
  United States                                                          $            7,253           $            10,464
   Europe                                                                                 -                           201
   Asia                                                                                  47                             -
                                                                         ------------------           -------------------
    Total                                                                $            7,300           $            10,665
                                                                         ==================           ===================

Depreciation and amortization:
  United States                                                          $            8,626           $             8,835
  Europe                                                                                (92)                          179
  Asia                                                                                  218                           178
                                                                         ------------------           -------------------
    Total                                                                $            8,752           $             9,192
                                                                         ==================           ===================

                                                                       October 1, 2000                   July 1, 2001
                                                                ---------------------------          ------------------
                                                                     (Restated - Note 2)
                                                                                 (amounts in thousands)
Identifiable assets:
  United States                                                          $         195,693         $          199,199
  Europe                                                                             8,401                     11,909
  Asia                                                                               6,704                      5,977
                                                                         ------------------          ------------------
     Total                                                               $         210,798         $          217,085
                                                                         ==================          ==================

8.    SUBSEQUENT EVENTS

On June 12, 2001, Microsemi announced that it had entered into an agreement in principle to acquire the assets of Compensated Devices, Inc. (CDI), of Melrose, MA. Microsemi will pay $11.5 million for CDI in a combination of cash and one-year notes that are payable in cash and/or shares of Microsemi's common stock, at Microsemi's option and assume certain liabilities. This acquisition is expected to be completed in the fourth quarter of fiscal year 2001.

On July 31, 2001, Microsemi announced that its stockholders approved the proposed increase in the number of authorized shares of its Common Stock from 20 million to 100 million pursuant to written consents. Based on this approval, the board of directors of Microsemi has declared a 2-for-1 stock split to be effected by a dividend payable in shares of Common Stock. The dividend is payable August 28, 2001 to stockholders of record as of the close of business on August 14, 2001. Stockholders will receive one additional share of Common Stock for every one share held on the record date. As a result of the stock split, Microsemi's outstanding shares of Common Stock would increase from 14,072,286 (including 1,013 treasury shares), to 28,144,572 shares, estimated based upon the currently outstanding shares.

On August 2, 2001, Micro NES Acquisition Corp.("MNES"), a wholly-owned subsidiary of Microsemi and New England Semiconductor Corp. and a wholly-owned subsidiary thereof ("NESC") consummated a purchase and sale of assets. MNES plans to operate the acquired business or assets at the same physical location in Lawrence, Massachusetts where the seller has operated them prior to August 2, 2001. MNES has paid approximately $3.3 million cash to the seller, approximately $6 million was paid with a one-year promissory note and the balance of approximately $5 million was mostly paid in the form of cash or assumed loans and other obligations specified in the agreement. The parties arrived at the price and terms on the basis of negotiations which resulted in a letter of intent signed and announced by Microsemi in early June 2001. MNES paid for the acquisition with a loan from Microsemi. NESC and its shareholders previously had no material relationship with Microsemi, its directors or officers, or their respective associates. Another subsidiary of Microsemi had been a sublessor to New England Semiconductor Corp., and that sublease was terminated as part of this transaction.

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

Results Of Operations For The Quarter Ended July 2, 2000 (Restated-Note 2) Compared To The Quarter Ended July 1, 2001.

Net sales decreased $6.5 million, from $66.6 million for the third quarter of fiscal year 2000 to $60.1 million for the third quarter of fiscal year 2001.
The decrease was primarily attributable to a decline in products sold to the low-end PC and mobile telephone markets and by the reduction or elimination of revenues generated by subsidiaries that were sold or closed, partially offset by higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, as well as increased sales to the military and space/satellite customers. The Company sold the assets of its Micro Commercial Components division ("MCC") and closed this division in June 2000. The Company also discontinued the operations of BKC Semiconductors, Inc. ("BKC") in September 2000 and Microsemi (H.K.) Ltd. ("Hong Kong") in June 2001. For the quarter ended July 2, 2000, MCC, BKC and Hong Kong had revenues of $2.5 million, $2.0 million and $1.0 million, respectively. For the quarter ended July 1, 2001, Hong Kong had revenues of $0.6 million.

Gross profit increased $1.4 million, from $19.1 million for the third quarter of fiscal year 2000 to $20.5 million for the third quarter of fiscal year 2001. As a percentage of sales, gross profit was 28.6% for the third quarter of fiscal year 2000, compared to 34.1% for the third quarter of fiscal year 2001. This increase was due primarily to higher capacity utilization, a shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the mobile connectivity, telecommunications, medical and commercial satellite markets, which is expected to continue for the remainder of the year, and the consolidation of certain operations that produced lower margin products. MCC, BKC and Hong Kong had gross profit of $0.0 million, $1.0 million and $0.2 million in the quarter ended July 2, 2000. Hong Kong had a gross profit of $0.2 in the quarter ended July 1, 2001.

Selling, general and administrative expenses decreased from $10.3 million for the third quarter of fiscal year 2000 to $9.5 million for the third quarter of fiscal year 2001, primarily due to eliminations of expenditures of the businesses that were sold or closed.

Research and development expense increased $1.1 million, from $3.0 million for third quarter of fiscal year 2000 to $4.1 million for the third quarter of fiscal year 2001. The increase was primarily due to higher spending to develop power management and RF/Microwave products for the mobile connectivity, telecommunications and medical markets.

The effective income tax rate was 33.0% in the quarters ended July 2, 2000 and July 1, 2001, respectively.

Results Of Operations For The Nine Months Ended July 2, 2000 (Restated-Note 2) Compared To The Nine Months Ended July 1, 2001.

Net sales increased $4.0 million, from $182.2 million for the first nine months of fiscal year 2000 to $186.2 million for the first nine months of fiscal year 2001. The increase was primarily attributable to higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, as well as sales to the military and space/satellite customers, partially offset by a decline in products sold to the low-end PC and mobile telephone markets, partially offset by revenues generated by divisions that were sold or closed. The Company sold the assets of its MCC division and closed this division in June 2000. The Company also discontinued the operations of BKC in September 2000, Microsemi PPC Inc. ("PPC") in March 2001 and Hong Kong in June 2001. For the nine months ended July 2, 2000, MCC, BKC, PPC and Hong Kong had revenues of $9.8 million, $6.3 million, $3.2 million and $2.7 million, respectively. For the nine months ended July 1, 2001, PPC and Hong Kong had revenues of $2.8 million and $2.4 million, respectively.

Gross profit increased $11.2 million, from $49.8 million for the first nine months of fiscal year 2000 to $61.0 million for the first nine months of fiscal year 2001. As a percentage of sales, gross profit was 27.3% for first nine months of fiscal year 2000, compared to 32.8% for the corresponding period of fiscal year 2001. This increase was due primarily to higher capacity utilization and a shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the mobile connectivity, telecommunications, medical and commercial satellite markets, and the closures of certain operations that produced lower-margin products. MCC, BKC, PPC and Hong Kong had gross profit of $1.0 million, $3.2 million, $0.0 million and $0.3 million in the first nine months of fiscal year 2000. PPC and Hong Kong had gross profit of $1.0 million and $0.7 million in the first nine months of fiscal year 2001.

Selling, general and administrative expenses increased $0.9 million from $28.4 million for the first nine months of fiscal year 2000 to $29.3 million for the first nine months of fiscal year 2001, primarily due to increased expenditures to support the increase in sales, partially offset by the elimination and reduction of expenses incurred by the subsidiaries that were sold or closed.

Research and development expense increased $3.3 million, from $8.0 million for the first nine months of fiscal year 2000 to $11.3 million for the first nine months of fiscal year 2001. The increase was primarily due to higher spending on development of power management and RF/Microwave products for the mobile connectivity, telecommunications and medical markets.

The effective income tax rate was 33.0% in the nine months ended July 2, 2000 and July 1, 2001, respectively.


Capital Resources And Liquidity

Net cash provided by operating activities was $27.7 million and $15.2 million for the first nine months of fiscal years 2000 and 2001, respectively. The net cash provided by operating activities was $12.4 million less in the first nine months of fiscal year 2001 than had been provided in the same period of fiscal year 2000 as a result of the combined impact of greater net income during the first nine months of fiscal year 2001, more than offset by the combined effect of differences in certain non-cash financial statement items, such as the provision for returns and doubtful accounts, acquired in-process research and development, accounts receivable, inventories, other current assets, accrued liabilities and taxes.

Net cash used in investing activities was $7.5 million and $9.4 million for the nine months ended July 2, 2000 and July 1, 2001, respectively. The net cash used in investing activities was $1.9 million more in the first nine months of fiscal year 2001 than it had been in the first nine months of fiscal year 2000, primarily due to a higher amount of purchases of property and equipment in the first nine months of fiscal year 2001.

Net cash (used in) provided by financing activities was ($2.5) million and $1.1 million for the first nine months of fiscal years 2000 and 2001, respectively. In the first nine months of fiscal year 2000 the Company repaid a large portion of the Company's debt with proceeds from sales of its common stock and from exercises of employee stock options. The net cash provided from financing in the first nine months of fiscal year 2001 was primarily a combined result of proceeds from exercises of employee stock options, partially offset by repayment of a smaller portion of the Company's debt.

Microsemi's operations in the nine months ended July 1, 2001 were funded with internally generated funds. The Company has maintained a credit line with a bank, from which it can borrow up to $30 million. The credit line is secured by substantially all of the assets of the Company. This credit line expires in March 2003. As of July 1, 2001, there were no funds borrowed under this credit facility. The credit line includes a facility to issue letters of credit, and $4.1 million was outstanding in the form of letters of credit as of July 1, 2001. At July 1, 2001, Microsemi had $37.4 million in cash and cash equivalents.

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


DATED:   August 13, 2001