Form 10-K
period 2001-09-30
MICROSEMI CORP
filed 2001-12-24
CIK 310568

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2001
                                            ------------------

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

                    2381 Morse Ave., Irvine, California 92614
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (949) 221-7100

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
  -------------------               -----------------------------------------
         None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                          $0.20 par value Common Stock,
                          -----------------------------
               Series A Junior Participating Preferred Stock, and
               --------------------------------------------------
        Rights to Purchase Series A Junior Participating Preferred Stock
        ----------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                       -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((xi)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 3, 2001 was approximately $693,255,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed for this purpose to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on December 3, 2001 was 28,391,322.

Documents Incorporated by Reference
-----------------------------------

Part III: Incorporates by reference portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 26, 2002. This proxy statement will be filed not later than 120 days after the close of Registrant's fiscal year ended September 30, 2001.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------


INTRODUCTION
------------

Microsemi Corporation (the "Company" or "Microsemi") was incorporated in Delaware in 1960. Its name was changed from Microsemiconductor Corporation in February 1983. The principal executive offices of the Company are located at 2381 Morse Ave., Irvine, California 92614 and its telephone number is (949) 221-7100. Unless the context otherwise requires, the "Company" and "Microsemi" refer to Microsemi Corporation and its consolidated subsidiaries.

Microsemi is a leading designer, manufacturer and marketer of analog, mixed-signal and discrete semiconductors. The Company's semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Microsemi products include individual components as well as complete circuit solutions that enhance customer designs by providing battery optimization, reducing size or protecting circuits. Markets the Company serves include mobile connectivity, computer/peripherals, telecommunications, medical, industrial/commercial, aerospace/satellite and military.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in or affecting the Company's operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this Part 1, Item 1 or elsewhere in this Form 10-K, including Part I, Item 3; and Part II, Items 5, 7 and 8. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. The Company does not undertake to update any forward-looking statements made herein, and shall do so only as and when the Company determines to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in subsequent fillings by the Company with the Securities and Exchange Commission or elsewhere.

PRODUCTS
--------

Microsemi Corporation is a global supplier of commercial and high-reliability analog and mixed-signal integrated circuits ("IC") and power and signal discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

The Company's IC products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits ("SLICs") which perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products ("ASSPs"), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators ("LDOs") and pulse width modulators ("PWMs"), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface ("SCSI") terminators.

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

A partial list of applications of the Company's discrete semiconductor products includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems, power transistors and other electronic systems. The Company's integrated circuit products are used in computer and data storage, lighting, automotive, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer.

The Company currently serves a broad group of customers including Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Astrium, Universal Semiconductor, Motorola, Alcatel, and Medtronics.

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

The Company's products are marketed through domestic electronic component sales representatives and the Company's inside sales force to original equipment manufacturers. The Company also employs industrial distributors to service its customers' needs for standard catalog products. For fiscal year 2001, the Company's domestic sales accounted for approximately 68% of the Company's revenues, of which sales representatives and distributors accounted for approximately 19% and 22%, respectively. The Company has direct sales offices in many metropolitan areas including Los Angeles, Garden Grove, Santa Ana, Phoenix, Denver, Chicago, Minneapolis, Montgomeryville, Boston, Long Island, Taiwan, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through the Company's direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 32% of fiscal year 2001 sales. Domestic and foreign sales are classified based upon the destination of shipment from the Company's facilities.

No one customer accounted for more than 3% of the Company's revenue in fiscal year 2001. However, approximately 27% of the Company's business is to customers whose principal sales are to the U.S. Government.

RESEARCH AND DEVELOPMENT
------------------------

The Company believes that continuing timely development and introduction of new products are essential in maintaining its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs outside consultants to assist with product design.

The Company spent approximately $4,002,000, $11,196,000 and $16,122,000 in fiscal years 1999, 2000 and 2001, respectively, for research and development, none of which was customer sponsored.

The principal focus of the Company's research and development activities has been to improve processes and to develop new products that support the growth of its businesses.

MANUFACTURING AND SUPPLIERS
---------------------------

The Company's principal domestic manufacturing operations are located in Santa Ana and Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Lawrence and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments.

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

The Company purchases silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments which are cancelable with 30 to 90 days notice. With the exception of glass sleeves for high reliability diode products and glass to metal sealed parts for computer diode and zener diode products, all materials are available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of suppliers' inability to supply the parts. The Company believes that it stocks adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, the Company enters into purchase agreements with some of its major suppliers to supply products over periods of up to 18 months.

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

There can be no assurance that the Company will obtain sufficient supply of product from foundry or subcontract assembly sources to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high demand for foundry services, and may become substantially more difficult and more expensive if the Company's product requirements increase. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories for particular products. This inventory risk is heightened because certain of the Company's key customers place orders with short lead times.

FOREIGN OPERATIONS
------------------

The Company conducts a portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. The Company owns or leases manufacturing and assembling facilities in Ennis, Ireland and Mumbai, India and is a partner in a venture in The People's Republic of China ("PRC"). No assurance can be made that political and economic factors in such countries will not have material adverse effects on the assets, cash flows and results of operations of the Company.

The Company's Mumbai, India facility assembles a commercial zener diode line to compete in the lower-cost commercial and consumer markets. This plant also performs subcontract coil manufacturing.

The Company's Ennis, Ireland operation manufactures diodes, rectifiers, zeners, thyristors and transistors and supports the manufacturing of other Microsemi operations. This plant is Defense Supply Center Columbus ("DSCC") approved by the U.S. government to screen high reliability product to Military Specification Standard MIL-PRF-19500 and is also European Space Agency qualified. A trading company at this facility services European customers with products from Microsemi U.S. and Asian locations.

SALES TO FOREIGN CUSTOMERS
--------------------------

Sales to foreign customers represented approximately 35%, 37% and 32% of net sales for fiscal years 1999, 2000 and 2001, respectively. Foreign sales are classified based upon a foreign destination of shipment from the Company's facilities. Foreign sales may be subject to political and economic risks, including financial or political instability, currency fluctuations, changes in the effective price of goods in local currencies, the effect of trade sanctions, embargoes, or changes in import/export regulations, tariffs and freight rates and difficulties in collecting receivables and enforcing contracts generally; any of these factors and other trade policies could adversely affect the Company's sales to foreign customers or the collection of receivables generated from such sales. Many of the Company's customers, including aerospace customers, provide the Company minimal information on future ordering plans. Therefore, fluctuations in backlog can be unpredictable.

ORDER BACKLOG
-------------

The Company's consolidated order backlog at October 1, 2000 for delivery within twelve months was $87,335,000, as compared to $88,763,000 at September 30, 2001. The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because of various factors, which may include that lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and the delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month, and there is the continual possibility of customer changes in delivery schedules or cancellations of orders having an adverse effect on actual sales.

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

The Company competes in the semiconductor market, particularly in the area of high reliability components. The Company has numerous competitors across all of its product lines. In the defense market, the Company believes that it possesses a considerable share of the market. In the commercial/industrial arena, there are numerous competitors such as Motorola, Inc., Alpha, RFMD, Vitesse, Texas Instruments, Semtech, Linear Tech, Maxim, Vishay, Fairchild Semiconductor and International Rectifier, which are significantly larger and have greater resources and larger market shares than Microsemi. In addition, Microsemi has licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive with the Company's products. Commercial products are under extreme price pressure due to intense price competition. The market for analog ICs is also intensely competitive. With respect to application-specific data communications devices, the Company's principal competitors are Dallas Semiconductor and Texas Instruments. In the area of integrated circuit products, because the markets are diverse and highly fragmented, the Company expects to encounter different competitors on different products. The Company's principal competitors are expected to include Linear Technology Corporation, Maxim Integrated Products, Inc., Analog Devices Inc., Dallas Semiconductor, Micrel, Motorola, National Semiconductor Corporation, Semtech, Texas Instruments and certain European and Asian manufacturers. Due to the increasing demand for analog circuits, the Company expects intensified competition from existing and new competitors. Increased competition could adversely affect the financial condition, results of operations and cash flows of the Company.

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

PROPRIETARY RIGHTS
------------------

A portion of the Company's technology is patented. The Company's patents and patent applications may provide some protection of the patent technology for a specified timeframe. There can be no assurance that patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company believes that patents often provide only narrow protection and require public disclosure of information which negates trade secret protection. The Company relies upon protection of some of its technology as "trade secrets". Protection of technology through patent of trade secret will not necessarily protect the Company from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in the Company's trade secrets. There can be no assurance that others will not be able to independently duplicate or exceed the Company's technology in whole or in part. No assurance can be made that the Company will be able to maintain the confidentiality of the Company's "trade secret" technology, dissemination of which could have an adverse effect on the Company's business. In addition, litigation may be necessary to determine the scope and the validity of the Company's proprietary rights.

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

MANUFACTURING RISKS
-------------------

The Company's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Modifications as well as minute impurities and other difficulties in the manufacturing process can lower yields. In addition, California and the Pacific Rim are known to contain various earthquake faults. The Company's operations could be materially adversely affected if production at any of its facilities were interrupted for any reason. The Company has at times experienced manufacturing difficulties, and there can be no assurance that the Company will not experience manufacturing difficulties in the future.

The Company subcontracts a portion of its wafer fabrication to outside foundries. There are a number of foundries which, given appropriate lead times, could meet some of Microsemi's needs. However, the Company cannot guarantee that it will be able to meet its customers' required delivery schedules. Because of the unique nature of the manufacturing processes, it would be difficult for Microsemi to arrange for independent suppliers to make wafers in a short period of time. If a fire, natural disaster or any other event prevents Microsemi from operating the factory for more than a few days, the Company's revenue and financial condition could be severely impacted. Microsemi believes that it has sufficient manufacturing capacity to meet its near term plans although prolonged problems with any specific piece of equipment could cause Microsemi to miss its goals.

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

EMPLOYEES
---------

On September 30, 2001, the Company employed 1,973 persons domestically including 202 in engineering, 1,518 in manufacturing, 107 in marketing and 146 in general management and administration. Additionally, 456 persons were employed in the Company's Mumbai, India, and Ennis, Ireland operations. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

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

CHANGE OF CONTROL PROVISIONS
----------------------------

The Company's Certificate of Incorporation, Bylaws, Shareholder Rights Plan and certain employment compensation plans contain provisions that make it more difficult for a third party to acquire, or that may discourage a third party from attempting to acquire, control of the Company. In addition, as a Delaware corporation, the Company is subject to the restrictions imposed under Section 203 of the Delaware General Corporation Law, which may deter third parties from engaging in change of control transactions with Microsemi under certain circumstances.

ENVIRONMENTAL REGULATION
------------------------

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations, increased public attention has been focused on the environmental impact of semiconductor operations. The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be made that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that formerly might have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation, and, along with the rest of the semiconductor industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations. Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault. There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business, or financial condition of the Company will not be adversely affected by current or future environmental laws or regulations. (See "Legal Proceedings")

RISKS RELATED TO ACQUISITIONS
-----------------------------

The Company's strategy to increase its revenue and the markets it serves has included and may continue to include acquisition of complementary businesses. In and prior to fiscal year 2001, the Company has consummated acquisitions of businesses and product lines and may continue to make acquisitions. There can be no assurance that the Company will be able to identify, acquire or manage such companies or products or successfully integrate such operations into those of the Company without encountering unanticipated costs, liabilities, obligations, delays or other problems. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be available or that acquisitions will be obtainable on terms acceptable to the Company.

ITEM 2.    PROPERTIES
           ----------

The Company's headquarters are located in a rented building complex in Irvine, California. This complex contains general offices and engineering space. The Company owns office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado; Watertown, Massachusetts; Montgomeryville, Pennsylvania and Ennis, Ireland and leases office, engineering and production facilities in Carlsbad, Los Angeles and Irvine, California; Scottsdale, Arizona; Lawrence, Lowell and Melrose, Massachusetts and Mumbai, India. As described in Note 7 to the Consolidated Financial Statements, the acquisition of land, buildings and additions in Santa Ana were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were granted as security for the bonds.

The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for its immediately foreseeable business needs.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

The Company is involved in various pending litigations arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Heath & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

On July 31, 2000, Lemelson Medical, Education & Research Foundation, Limited Partnership, filed a first amended complaint in the United Stated District Court for the District of Arizona alleging that numerous corporations, including the Company, have infringed upon certain of the plaintiff's patents. The plaintiff was seeking compensatory damages, treble damages, injunctive relief and attorneys' fees. This matter was settled on August 31, 2001 by Microsemi's entering into a licensing agreement with the plaintiff. The Company's obligation under the license agreement has not had and is not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

On October 31, 2000, Mitel Semiconductor, Inc. filed a complaint in the Superior Court of the State of California for the County of Orange against the Company and two of its employees. The plaintiff alleges that the Company and former employees of plaintiff utilized alleged confidential information to interfere with the plaintiff's relationship with certain of its employees and that the Company and the other defendants misappropriated plaintiff's alleged trade secrets to unfairly compete. The plaintiff seeks an award of compensatory damages, disgorgement of profits, exemplary damages and a preliminary and permanent injunction. The matter is pending at this time.

On November 28, 2000, Mil-Plus Components, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging that the Company violated the anti-trust laws of the United States and the State of New York in connection with the termination of plaintiff as a distributor. The plaintiff also alleges a breach of contract by the Company and that the Company made false oral representations to the plaintiff to the effect that it would not be terminated as a distributor. In its complaint, the plaintiff alleges damages of $50 million, treble damages, exemplary damages and attorneys' fees. The plaintiff also owes Microsemi in excess of $200,000 for goods sold and delivered. The matter is pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

Approval on July 31, 2001 by Written Consent of the Stockholders of an Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000.

          For:              7,662,780
          Against:          3,006,408
          Abstain:              2,677

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

                                    Fiscal Year ended October 1, 2000
                                    ---------------------------------

                                                     HIGH                   LOW
                                                     ----                   ---

                            1/st/ Quarter          $   4.44              $  3.34
                            2/nd/ Quarter             24.00                 4.22
                            3/rd/ Quarter             17.03                 9.34
                            4/th/ Quarter             21.13                13.97

                                    Fiscal Year ended September 30, 2001
                                    ------------------------------------

                                                     HIGH                   LOW
                                                     ----                   ---

                            1/st/ Quarter          $  22.13              $ 12.02
                            2/nd/ Quarter             26.06                 9.65
                            3/rd/ Quarter             35.50                10.97
                            4/th/ Quarter             35.21                22.90

     The prices above are adjusted to reflect the Company's 2-for-1 stock split which became effective as of August 28, 2001.

     POSSIBLE VOLATILITY OF STOCK PRICES
     -----------------------------------

     The market prices of securities issued by technology companies, including the Company, have been volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often been not necessarily related to the companies' respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, events involving war or terrorism, and other events or factors may have a significant impact on the market price of the Company's Common Stock.

     (b)  Approximate Number of Common Equity Security Holders
          ----------------------------------------------------

                                                                                       Approximate Number of
                                                                                          Record Holders
                     Title of Class                                                 (as of September 30, 2001)
                     --------------                                                 --------------------------
                     Common Stock, $0.20 Par Value                                            396 (1)

                     (1) The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

     (c)  Dividends
          ---------

     In June 2001, the Board of Directors declared a two-for-one stock split of its common stock, to be effected in the form of a stock dividend. On July 31, 2001, the Company's stockholders gave their written consent to amend the Company's certificate of incorporation to increase authorized common shares from 20 million to 100 million. The Board of Directors also announced that written consent had been obtained and approved a 2-for-1 stock split of the Company's issued and outstanding common stock and common stock options effected by way of a common stock dividend payable to the holders of its common stock as of August 14, 2001. The two-for-one stock split resulted in an increase of 14,115,227 shares outstanding. The stock split was completed on August 28, 2001. For all periods presented, all share and per share amounts have been adjusted to give retroactive effect to the stock split.

     The Company has not paid cash dividends in the last five years and has no current plans to do so. Debt covenants also restrict the Company from paying cash dividends. (See Note 7 to the Consolidated Financial Statements.)

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA
                  ------------------------------------

                                                               For the five fiscal years in the period ended
                                                                             September 30, 2001
                                                                  (Amounts in 000's except per share data)

                                                    1997            1998            1999           2000            2001
                                                 ------------    -----------     -----------    -----------    -------------
Selected Income Statement Data:
------------------------------

Net sales                                        $   163,234     $  164,710      $  185,081     $  247,577     $  243,388

Gross profit                                     $    45,987     $   46,670      $   40,889     $   69,975     $   81,456

Operating expenses                               $    23,441     $   26,826      $   35,781     $   54,496     $   56,595

Net income                                       $    11,067     $   10,941      $    1,516     $    8,229     $   17,289

Earnings per share :

       Basic                                     $      0.65     $     0.51      $     0.07     $     0.34     $     0.62

       Diluted                                   $      0.52     $     0.47      $     0.07     $     0.33     $     0.59

Weighted-average shares outstanding :

       Basic                                          16,986         21,470          22,262         24,018         27,906

       Diluted                                        23,802         23,912          22,488         25,200         29,579

Selected Balance Sheet Data:
---------------------------

Working capital                                  $    55,829     $   56,682      $   43,067     $   80,157     $   82,252

Total assets                                     $   135,221     $  144,473      $  181,620     $  210,798     $  240,171

Long-term debt                                   $    47,621     $   18,667      $   31,381     $    9,651     $    6,078

Stockholders' equity                             $    41,925     $   86,636      $   82,461     $  149,690     $  175,389

In fiscal years 1999, 2000 and 2001, $4,002,000, $11,196,000 and $16,122,000 of
Research and Development was included in operating expenses.

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

During the first quarter of fiscal year 2001, the Company changed its method of determining the cost of inventories at its Scottsdale subsidiary ("Scottsdale") from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As required by Accounting Principles Board Opinion No. 20, "Accounting Changes", all previously reported results have been restated to reflect the retroactive application of this accounting change as of the beginning of fiscal year 1999 and to conform to the current year presentation. The effect of the restatements was to increase inventories by $19,000 and $53,000 and retained earnings by $17,000 and $39,000 at October 3, 1999 and October 1, 2000, respectively (See Notes 1 and 2 to the Consolidated Financial Statements).

On July 31, 2001, the Company's stockholders gave their written consent to amend the Company's Certificate of Incorporation to increase authorized common shares from 20 million to 100 million to approve a 2-for-1 stock split of the Company's issued and outstanding common stock and common stock options effected by way of a common stock dividend payable to the holders of its common stock as of August 14, 2001. For all periods presented, all share and per share amounts have been adjusted to give retroactive effect to the stock split.

On August 2, 2001, Microsemi NES, Inc. ("MNES"), a wholly-owned subsidiary of the Company, acquired the assets of New England Semiconductor Corp. and its wholly-owned subsidiary, of Lawrence, Massachusetts. On August 15, 2001, Microsemi CDI, Inc. ("MCDI"), a wholly-owned subsidiary of the Company, acquired the assets of Compensated Devices, Inc., of Melrose, Massachusetts. Results of operations and cash flows of MNES and MCDI from the dates of acquisitions were included in the consolidated results of operations and cash flows of the Company for fiscal year ended September 30, 2001 (See Note 10 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS FOR FISCAL YEAR 2000 COMPARED TO FISCAL YEAR ENDED 2001.

Net sales decreased $4.2 million, from $247.6 million for fiscal year 2000 to $243.4 million for fiscal year 2001. The decrease was primarily attributable to a decline in products sold to the low-end PC and mobile telephone markets and the elimination or reduction of revenues generated by divisions that were sold or closed, partially offset by higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, higher sales to the military and aerospace/satellite customers and the additions of MNES and MCDI. The Company sold the assets of its Micro Commercial Components division ("MCC") and closed this division in June 2000. The Company also closed BKC Semiconductor, Inc. ("BKC") in September 2000, Microsemi PPC Inc. ("PPC") in March 2001 and substantially ceased operations at Microsemi (H.K.) Ltd. ("Hong Kong") in June 2001. For fiscal year 2000, MCC, BKC, PPC and Hong Kong contributed revenues of $9.8 million, $6.3 million, $4.5 million and $3.9 million, respectively. For fiscal year 2001, PPC, Hong Kong, MNES and MCDI contributed revenues of $2.8 million, $2.5 million, $2.6 million and $2.5 million, respectively.

Gross profit increased $11.5 million, from $70.0 million for fiscal year 2000 to $81.5 million for fiscal year 2001. As a percentage of sales, gross profit was 28.3% for fiscal year 2000, compared to 33.5% for fiscal year 2001. This increase was due primarily to higher capacity utilization and a shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the mobile connectivity, telecommunications, medical and commercial and satellite markets, the closures of certain operations that produced lower-margin products and the additions of MNES and MCDI. In fiscal year 2000, MCC, BKC, PPC and Hong Kong contributed gross profit of $0.8 million, $2.7 million, $0.2 million and $0.5 million, respectively. In fiscal year 2001, PPC, Hong Kong, MNES and MCDI contributed gross profit of $1.0 million, $0.2 million, $1.1 million and $1.6 million, respectively.

Selling, general and administrative expenses decreased $0.8 million from $38.4 million for fiscal year 2000 to $37.6 million for fiscal year 2001, primarily due to the elimination and reduction of expenses incurred by the subsidiaries or divisions that were sold or closed, partially offset by the addition of expenses of MNES and MCDI.

Research and development expenses increased $4.9 million, from $11.2 million for fiscal year 2000 to $16.1 million for fiscal year 2001. The increase was primarily due to higher spending on development of power management and RF/Microwave products for the mobile connectivity, telecommunications and medical markets.

The Company used the proceeds from its public offering in fiscal year 2000 to pay down a substantial portion of its debt in June 2000 and invested the residual amount, resulting in net interest income of $653,000 in fiscal year 2001.

The effective income tax rate was 33.0% in each of the fiscal years ended October 1, 2000 and September 30, 2001, respectively.

RESULTS OF OPERATIONS FOR FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 2000

Net sales increased $62.5 million from $185.1 million for fiscal year 1999 to $247.6 million for fiscal year 2000. The increase was attributed primarily to higher sales of power management and RF/microwave products to the mobile connectivity, telecommunications, computer/peripheral and aerospace/satellite markets. The Company acquired LinFinity Microelectronics, Inc. ("LinFinity") and Microsemi Microwave Products ("MMP") in April and June of 1999, respectively. The Company sold substantially all of the assets of the Micro Commercial Components division ("MCC") in June 2000. LinFinity and MMP aggregately had revenues of $27.3 million and $80.8 million in fiscal years 1999 and 2000, respectively. MCC had revenues of $16.0 million and $12.4 million in fiscal years 1999 and 2000, respectively.

Gross profit increased $29.1 million from $40.9 million for fiscal year 1999 to $70.0 million for fiscal year 2000. As a percentage of sales, gross profit was 22.1% for fiscal year 1999, compared to 28.3% for fiscal year 2000. The increase was due to higher capacity utilization and an increase in shipments of higher margin power management, TVS, RF/microwave and aerospace/satellite products. For fiscal years 1999 and 2000, respectively, gross profit included $8.5 million and $32.8 million for LinFinity and MMP, aggregately, and $1.5 million and $1.0 million for MCC.

Selling and general and administrative expenses increased $10.0 million from $28.4 million for fiscal year 1999 to $38.4 million for fiscal year 2000. The increase was primarily due to higher sales volume. For fiscal years 1999 and 2000, respectively, selling and general and administrative expenses included $4.3 million and $10.7 million for LinFinity and MMP, aggregately, and $1.3 million and $0.8 million for MCC.

Research and development expenses increased $7.2 million from $4.0 million for fiscal year 1999 to $11.2 million for fiscal year 2000. This increase reflected Microsemi's investment to develop new power management and RF products for the high-growth markets.

Acquired in-process research and development expenses of $2.0 million and $2.5 million were related to the acquisitions of LinFinity in April 1999 and Micro WaveSys in March 2000, respectively.

Interest expense increased $0.2 million from $3.1 million for fiscal year 1999 to $3.3 million in fiscal year 2000, due to the increases in borrowings to finance the acquisitions in fiscal year 1999. These loans were paid off with proceeds from the public offering of Microsemi's common stock in June 2000.

The effective income tax rates of 23% and 33% for fiscal years 1999 and 2000, respectively, were the combined results of taxes computed on foreign and domestic income. The increase in the fiscal year 2000 effective tax rate was primarily attributable to the effects of permanent differences in fiscal year 2000 on a higher pre-tax income base as compared to fiscal year 1999.

CAPITAL RESOURCES & LIQUIDITY
-----------------------------

Net cash provided by operating activities was $16.1 million, $35.8 million and $21.9 million for fiscal years 1999, 2000 and 2001, respectively. The $19.7 million increase in cash provided by operating activities in 2000 compared to 1999 was primarily attributable to changes in earnings, depreciation and amortization, deferred income taxes, accounts receivable and accrued liabilities. The $13.9 million decrease in net cash provided by operating activities in 2001 compared to 2000 was a result of the combined impact of greater net income during fiscal year 2001, which was more than offset by the combined effect of differences in certain non-cash financial statement items, such as the provision for returns and doubtful accounts, acquired in-process research and development, deferred income taxes, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and taxes.

Net cash used in investing activities was $40.3 million, $9.8 million and $29.2 million for fiscal years 1999, 2000 and 2001, respectively. The net cash used in fiscal year 2000 was $30.5 million less than it had been in fiscal year 1999, primarily due to lower payments for acquisitions. The net cash used in investing activities was $19.4 million more in fiscal year 2001 than it had been in fiscal year 2000, primarily due to payments for acquisitions (see Note 10 to the consolidated financial statements) and a greater amount of capital expenditures in fiscal year 2001, partially offset by cash received from sales of assets.

Net cash provided by (used in) financing activities was $22.3 million, ($3.1) million and $1.7 million for fiscal years 1999, 2000 and 2001, respectively. The net cash provided by financing activities in fiscal year 1999 related to proceeds from bank loans used to finance acquisitions; partially offset by payments on the Company's debt. In fiscal year 2000, the Company repaid a large portion of its debt with proceeds from a public offering of its common stock and from exercises of employee stock options. The net cash provided from financing activities in fiscal year 2001 was primarily a combined result of proceeds from exercises of employee stock options, partially offset by repayment of a smaller portion of the Company's debt.

Microsemi's operations in the fiscal year ended September 30, 2001 were funded with internally generated funds. The Company has a credit line with a bank, from which it can borrow up to $30 million. The credit line is collateralized by substantially all of the assets of the Company. This credit line expires in March 2003. As of September 30, 2001, there were no funds borrowed under this credit facility. The credit line includes a facility to issue letters of credit, and $4.2 million was outstanding in the form of letters of credit as of September 30, 2001. At September 30, 2001, Microsemi had $24.8 million in cash and cash equivalents.

Based upon information currently available, management believes that Microsemi can meet its current operating cash and debt service requirements and capital commitments with internally generated funds together with its available borrowings. See Notes 7, 9 and 10 to the Consolidated Financial Statements and elsewhere in this Form 10-K for further discussion on debt service requirements and capital commitments of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method is prohibited. The acquisitions of New England Semiconductor Corp. and Compensated Devices, Inc. (see Note 10 to the consolidated financial statements) were accounted for under the provisions of SFAS No. 141. Further, goodwill and other intangible assets acquired in these acquisitions will be subject immediately to the provisions of SFAS No. 142. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. The Company is currently evaluating the Company-wide impact of adopting SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 144.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and changes in interest rates. Market risk is the potential loss arising from adverse changes in exchange rates and prices.

The Company conducts business in a number of foreign currencies, principally those of Europe and Asia, directly or in its foreign operations. The Company may receive some revenues in foreign currencies and purchase some inventory in foreign currencies. Accordingly, Microsemi is exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of the Company's business. Also these currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Microsemi's revenues or results of operations. There can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on the results of operations, cash flows and financial condition of the Company. The largest foreign currency exposure of the Company results from activity in British pounds and the European Union Euro. The Company has not conducted a foreign currency hedging program thus far. The Company has and may continue to consider the adoption of a foreign currency hedging program.

The Company did not enter into derivative financial instruments and did not enter into any other financial instruments for trading, speculative purposes or to manage its interest rate risk. The Company's other financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term obligations. The Company's exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. The Company does not engage in transactions intended to hedge its exposure to changes in interest rates.

On August 2, 2001, in connection with an acquisition of operating assets, the Company issued a one-year promissory note in the original principal amount of approximately $5.8 million structured so that the interest expense on the maturity date will be in a range of a minimum of about $0.2 million or up to a maximum of about $1.4 million. Within that range, the interest rate is related linearly to the market price of the Company's Common Stock on the maturity date divided by its price on the issuance date. An increase in the market price of the Company's Common Stock over the period will result in an increase in the related interest payable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                          Index to Financial Statements
                          -----------------------------

         1.       Consolidated Financial Statements                                                Page
                  ---------------------------------                                                ----

                  Report of Independent Accountants                                                 21

                  Consolidated Balance Sheets at October 1, 2000
                    and September 30, 2001                                                          22

                  Consolidated Income Statements for each of the three fiscal years
                    in the period ended September 30, 2001                                          23

                  Consolidated Statements of Stockholders' Equity for each of the
                    three fiscal years in the period ended September 30, 2001                       24

                  Consolidated Statements of Cash Flows for each of the three
                    fiscal years in the period ended September 30, 2001                             25

                  Notes to Consolidated Financial Statements                                        26

         2.       Financial Statement Schedule
                  ----------------------------

                  Schedule for the fiscal years ended October 3, 1999, October
                    1, 2000, and September 30, 2001.

                  Schedule
                  --------

                  II - Valuation and Qualifying Accounts                                            44

                  Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                        Report of Independent Accountants

To the Board of Directors
and Stockholders
of Microsemi Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 30, 2001 and October 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of determining the cost of inventories at its Scottsdale subsidiary from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The change has been applied retroactively by restating the consolidated financial statements for the prior years.



PricewaterhouseCoopers LLP
Orange County, California
November 27, 2001

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in 000's, except per share data)

                                                                 October 1,   September 30,
                                                                    2000          2001
                                                               ------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $   30,460      $   24,808
  Accounts receivable, less allowance for doubtful accounts,
    $5,767 in 2000 and $3,584 in 2001                              33,029          37,950
  Inventories                                                      52,553          58,889
  Deferred income taxes                                             8,392          12,277
  Other current assets                                              2,020           2,072
                                                               ----------      ----------

  Total current assets                                            126,454         135,996

Property and equipment, net                                        55,458          63,380
Deferred income taxes                                               2,688           1,671
Goodwill and other intangible assets, net                          22,559          37,306
Other assets                                                        3,639           1,818
                                                               ----------      ----------

TOTAL ASSETS                                                   $  210,798      $  240,171
                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and others                            $    1,037      $    9,766
  Current maturities of long-term debt                              1,230           3,573
  Accounts payable                                                 11,489          11,385
  Accrued liabilities                                              23,992          22,158
  Income taxes payable                                              8,549           6,862
                                                               ----------      ----------

  Total current liabilities                                        46,297          53,744
                                                               ----------      ----------

Long-term debt                                                      9,651           6,078
                                                               ----------      ----------

Other long-term liabilities                                         5,160           4,960
                                                               ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock (Note 1)                                              -               -
  Common stock, $0.20 par value; authorized 40,000
    and 100,000 shares in 2000 and 2001; issued and                 5,518           5,650
    outstanding 27,588 and 28,248 shares in 2000 and 2001
  Capital in excess of par value of common stock                  102,402         110,729
  Retained earnings                                                42,807          60,096
  Accumulated other comprehensive loss                             (1,037)         (1,086)
                                                               ----------      ----------

  Total stockholders' equity                                      149,690         175,389
                                                               ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  210,798      $  240,171
                                                               ==========      ==========


        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
    For each of the three fiscal years in the period ended September 30, 2001
                  (amounts in 000's, except earnings per share)

                                                             1999         2000         2001
                                                             ----         ----         ----
Net sales                                                 $ 185,081    $ 247,577    $ 243,388
Cost of sales                                               144,192      177,602      161,932
                                                          ---------    ---------    ---------
         Gross profit                                        40,889       69,975       81,456
                                                          ---------    ---------    ---------

Operating expenses:

   Selling and general and administrative                    28,434       38,431       37,643
   Amortization of goodwill and other intangible assets       1,395        2,359        2,830
   Research and development                                   4,002       11,196       16,122
   Acquired in-process research and development               1,950        2,510           --
                                                          ---------    ---------    ---------
         Total operating expenses                            35,781       54,496       56,595
                                                          ---------    ---------    ---------

         Operating Income                                     5,108       15,479       24,861
                                                          ---------    ---------    ---------

Other (expenses) income:

   Interest, net                                             (3,112)      (3,329)         653
   Other, net                                                   (36)         133          290
                                                          ---------    ---------    ---------
         Total other (expenses) income                       (3,148)      (3,196)         943
                                                          ---------    ---------    ---------

Income before income taxes                                    1,960       12,283       25,804
Provision for income taxes                                      444        4,054        8,515
                                                          ---------    ---------    ---------

Net income                                                $   1,516    $   8,229    $  17,289
                                                          =========    =========    =========

Earnings per share:
              Basic                                       $    0.07    $    0.34    $    0.62
                                                          =========    =========    =========

              Diluted                                     $    0.07    $    0.33    $    0.59
                                                          =========    =========    =========

Weighted-average common shares outstanding :
              Basic                                          22,262       24,018       27,906
                                                          =========    =========    =========

              Diluted                                        22,488       25,200       29,579
                                                          =========    =========    =========



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                STOCKHOLDERS' EQUITY For each of the three fiscal
                  years in the period ended September 30, 2001
                               (amounts in 000's)

                                                                  Capital in
                                                                   excess of                         Accumulated
                                                                 par value of                           other
                                           Common Stock             common          Retained        comprehensive
                                      ------------------------
                                          Shares      Amount         stock          Earnings             loss           Total
Balance at September 28, 1998              11,666    $  2,333      $  49,896        $  35,734          $   (946)      $  87,017
2-for-1 stock split effected
   in August 2001                          11,666       2,333         (2,333)               -                 -               -

                                      ------------------------------------------------------------------------------------------
Adjusted for stock split                   23,332       4,666         47,563           35,734              (946)         87,017
                                      ------------------------------------------------------------------------------------------

Proceeds from exercise of stock
  options                                      28           6             46                -                 -              52
Treasury stock repurchased
  and canceled                             (1,520)       (304)        (3,098)          (2,672)                           (6,074)

Comprehensive income                            -           -              -            1,516               (50)          1,466
                                      ------------------------------------------------------------------------------------------
Balance at October 3, 1999                 21,840       4,368         44,511           34,578              (996)         82,461
                                      ------------------------------------------------------------------------------------------

Proceeds from exercise of stock
  options                                     518         104          2,359                -                 -           2,463
Issuance of stock related
 to an acquisition                            624         126          8,937                -                 -           9,063
Sales of common stock                       4,606         920         44,420                -                 -          45,340

Tax benefit - stock options                     -           -          2,175                -                 -           2,175
Comprehensive income                            -           -              -            8,229               (41)          8,188
                                      ------------------------------------------------------------------------------------------
Balance at October 1, 2000                 27,588       5,518        102,402           42,807            (1,037)        149,690
                                      ------------------------------------------------------------------------------------------

Proceeds from exercise of stock
   options                                    660         132          3,918                -                 -           4,050
Non employee stock-based compensation           -           -            459                -                 -             459

Tax benefit - stock options                     -           -          3,950                -                 -           3,950
Comprehensive income                            -           -              -           17,289               (49)         17,240

                                      ------------------------------------------------------------------------------------------
Balance at September 30, 2001              28,248    $  5,650      $ 110,729        $  60,096          $ (1,086)      $ 175,389
                                      ==========================================================================================

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH
                 FLOWS For each of the three fiscal years in the
                         period ended September 30, 2001
                               (amounts in 000's)

                                                                               1999              2000               2001
                                                                           ------------      ------------      ----------------
Cash flows from operating activities:
Net income                                                                $      1,516      $      8,229      $      17,289
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                8,818            12,161             12,743
    Allowance for doubtful accounts                                               (611)            1,962             (2,193)
    Provision for excess and obsolete inventories                                5,951                 -                  -
    Loss (gain) on disposition and retirement of assets                              -               583               (680)
    Acquired in-process research and development                                 1,950             2,510                  -
    Deferred income taxes                                                       (2,095)            1,900              1,092
    Stock based compensation for services provided                                   -                 -                459
    Change in assets and liabilities, net of acquisitions
     and disposition:
         Accounts receivable                                                       179            (3,216)            (1,044)
         Inventories                                                            (2,088)            1,675               (736)
         Other current assets                                                      381               199                103
         Other assets                                                                -               356                821
         Accounts payable                                                        1,017               242             (1,319)
         Accrued liabilities                                                      (194)            7,837             (2,912)
         Income taxes payable                                                    1,306             1,369             (1,687)
                                                                           ------------      ------------      ----------------
              Net cash provided by operating activities                         16,130            35,807             21,936
                                                                           ------------      ------------      ----------------

Cash flows from investing activities:
Purchases of property and equipment                                             (7,932)          (10,724)           (15,928)
Proceeds from dispositions and sales of assets                                       -             2,702              1,042
Other assets                                                                    (2,837)                -                357
Payments for acquisitions, net of cash acquired                                (29,570)           (1,548)           (14,676)
Investment in an unconsolidated affiliate                                            -              (251)                 -
                                                                           ------------       ------------     ----------------
               Net cash used in investing activities                           (40,339)           (9,821)           (29,205)
                                                                           ------------       ------------     ----------------

Cash flows from financing activities:
Increase (decrease) in note payable to banks                                    12,375           (18,500)                 -
Payments of notes payable to others                                                 (2)           (1,008)                 -
Proceeds from long-term debt                                                    30,800                 -                  -
Payments of long-term debt                                                     (14,003)          (31,422)            (2,232)
(Decrease) increase in other long-term liabilities                                 (35)               18               (152)
Repurchases of common stock                                                     (6,914)                -                  -
Proceeds from sale of common stock                                                   -            45,340                  -
Proceeds from exercise of stock options                                             52             2,463              4,050
                                                                           ------------      ------------      ----------------
              Net cash provided by (used in) financing activities               22,273            (3,109)             1,666
                                                                           ------------      ------------      ----------------

Effect of exchange rate changes on cash                                            (50)              (41)               (49)
                                                                           ------------      ------------      ----------------

Net (decrease) increase in cash and cash equivalents                            (1,986)           22,836             (5,652)
Cash and cash equivalents at beginning of year                                   9,610             7,624             30,460
                                                                           ------------      ------------      ----------------

Cash and cash equivalents at end of year                                  $      7,624      $     30,460      $      24,808
                                                                           ============      ============      ================

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

Microsemi Corporation is a global supplier of commercial and high-reliability analog integrated circuits and power management, mixed-signal and discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

Fiscal Year
-----------

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. Fiscal year ended on October 3, 1999 consisted of fifty-three weeks. Each of the fiscal years ended on October 1, 2000 and September 30, 2001 consisted of fifty-two weeks.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets and certain other long-term assets approximate their fair values because of the short maturity of these instruments. The carrying values of the Company's long-term debt at October 1, 2000 and September 30, 2001 approximate fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales
----------------------------------------------

The Company is potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 35%, 37% and 32% of net sales for fiscal years 1999, 2000 and 2001 respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified based upon a foreign destination of shipment from the Company's facilities. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

Investments
-----------

The Company's investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost approximates the first-in, first-out ("FIFO") method. During the first quarter of fiscal year 2001, the Company changed its method of determining the cost of inventories at its Scottsdale subsidiary ("Scottsdale") from the last-in, first-out ("LIFO") method to the FIFO method. The Company believes that the FIFO method is preferable since it will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry and will conform all inventories of the Company to the same accounting method. In addition, Scottsdale has experienced improvements in productivity and permanent declines in inventory costs. Accordingly, the FIFO method will result in a better matching of revenues and costs and measurement of operating results. The Company has also applied to the Internal Revenue Service to change to the FIFO inventory costing method for income tax purposes.

As required by Accounting Principles Board Opinion No. 20, "Accounting Changes", all previously reported results have been restated to reflect the retroactive application of this accounting change as of the beginning of fiscal year 1999 and to conform to the current year presentation. The effect of the restatements was to (decrease) increase inventories by ($615,000), $19,000 and $53,000 and retained earnings by ($381,000), $17,000 and $39,000 at September 27, 1998,
October 3, 1999 and October 1, 2000, respectively. This restatement did not have a material effect on net income, or earnings per share in fiscal years 1999 and 2000.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. It is the Company's policy to evaluate the carrying value of its operating assets when certain events arise and to recognize impairments when the projected future undiscounted net operating cash flows over the lives of the assets are less than the assets' carrying values.

Intangible Assets
-----------------

Intangible assets, arising principally from differences between the cost of acquired companies and the underlying values of tangible assets at dates of acquisition (primarily goodwill), are amortized on a straight-line basis over periods not exceeding ten years, except for goodwill and certain other intangibles related to the acquisitions described in Note 10, which are subject immediately to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." It is the Company's policy to periodically evaluate the carrying value of its intangible assets, including goodwill, when certain events arise and to recognize impairments when the projected future undiscounted net operating cash flows over the lives of the assets are less than the assets' carrying values.

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

Stock-Based Compensation
------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), have been included in Note 8.

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

Earnings Per Share
------------------

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods and based upon the assumption that the convertible subordinated debentures had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes.

On July 31, 2001, the Company's stockholders gave their written consent to amend the Company's certificate of incorporation to increase authorized common shares from 20 million to 100 million. The Board of Directors also announced that written consent had been obtained and approved a 2-for-1 stock split of the Company's issued and outstanding common stock and common stock options effected by way of a common stock dividend payable to the holders of its common stock as of August 14, 2001. For all periods presented, all share and per share amounts have been adjusted to give retroactive effect to the stock split.

Earnings per share for each of the three fiscal years in the period ended September 30, 2001 reflect the 2-for-1 stock split completed in August 2001 and were calculated as follows (amounts in 000's, except per share data):

                                                                              Fiscal Year
                                                                --------------------------------------
                                                                   1999          2000         2001
                                                                ----------    ----------   ----------
BASIC

   Net income                                                   $    1,516    $    8,229   $   17,289
                                                                ==========    ==========   ==========
   Weighted-average common shares outstanding                       22,262        24,018       27,906
                                                                ==========    ==========   ==========
   Basic earnings per share                                     $     0.07    $     0.34   $     0.62
                                                                ==========    ==========   ==========

DILUTED
   Net income                                                   $    1,516    $    8,229   $   17,289
   Interest savings from assumed conversions of
     convertible debt, net of income taxes                               -            68          117
                                                                ----------    ----------   ----------
   Net income assuming conversions                              $    1,516    $    8,297   $   17,406
                                                                ==========    ==========   ==========

   Weighted-average common shares outstanding for basic             22,262        24,018       27,906
   Dilutive effect of stock options                                    226         1,030        1,340
   Dilutive effect of convertible debt                                   -           152          333
                                                                ----------    ----------   ----------
   Weighted-average common shares outstanding on a
       diluted basis                                                22,488        25,200       29,579
                                                                ==========    ==========   ==========
   Diluted earnings per share                                   $     0.07    $     0.33   $     0.59
                                                                ==========    ==========   ==========

There were approximately 1,262,000, 52,000 and 113,500 options, in 1999, 2000 and 2001, respectively, which were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect.

Comprehensive Income
--------------------

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change in the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative translation adjustment. Total comprehensive income for fiscal years 1999, 2000 and 2001 was $1,466,000, $8,188,000 and $17,240,000, respectively.

Segment Information
-------------------

The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method is prohibited. The acquisitions of New England Semiconductor Corp. and Compensated Devices, Inc. (see Note 10 to the consolidated financial statements) were accounted for under the provisions of SFAS No. 141. Further, goodwill and other intangible assets acquired in these acquisitions will be subject immediately to the provisions of SFAS No. 142. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. The Company is currently evaluating the Company-wide impact of adopting SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 144.

Reclassifications
-----------------

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

2.   INVENTORIES

Inventories are summarized as follows (amounts in 000's):

                                   October 3,     October 1,      September 30,
                                      1999           2000             2001
                                  -----------    ------------    -------------

Raw materials                     $    14,002    $     12,503    $      14,751
Work in process                        22,244          22,186           23,565
Finished goods                         20,698          17,864           20,573
                                  -----------    ------------    -------------
                                  $    56,944    $     52,553    $      58,889
                                  ===========    ============    =============

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

3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (amounts in 000's):

                                                         October 1,     September 30,
                                     Asset Life            2000             2001
                                  ----------------     -------------    -------------
Buildings                             20-40 years      $      28,263    $      33,501
Property and equipment                 3-10 years             64,010           62,231
Furniture and fixtures                 5-10 years              1,397            6,033
Leasehold improvements              Life of lease              1,956            4,622
                                                       -------------    -------------
                                                              95,626          106,387
Accumulated depreciation                                     (50,511)         (57,243)
Land                                                           5,419            5,419
Construction in progress                                       4,924            8,817
                                                       -------------    -------------
                                                       $      55,458    $      63,380
                                                       =============    =============

Depreciation expense was $7,423,000, $9,802,000 and $9,898,000 in fiscal years 1999, 2000 and 2001 respectively.

At September 30, 2001, land and buildings located at the Santa Ana, California facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The land and buildings in Watertown, Massachusetts and in Ennis, Ireland are pledged to Unitrode Corporation under the provisions of the related acquisition agreement. The building and land in Riviera Beach, Florida are pledged to the former owner and a bank under the provisions of the related acquisition and loan agreements. The total net book value of pledged assets was $9,005,000 and $8,534,000 at October 1, 2000 and September 30, 2001, respectively.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET, AND OTHER ASSETS:

                                                                              October 1, 2000    September 30, 2001
                                                                            -------------------  -------------------
Goodwill and other intangible assets, net (amounts in 000's)                $          22,559    $           37,306
                                                                            =================    ==================

Accumulated amortization for goodwill and other intangible assets amounted to $3,937,000 and $6,707,000 as of October 1, 2000 and September 30, 2001,
respectively. Amortization expense for fiscal years 1999, 2000 and 2001 was $1,231,000, $2,143,000 and $2,770,000, respectively.

Other assets consisted of the following (amounts in 000's):

                                                                                October 1,         September 30,
                                                                                  2000                  2001
                                                                            -----------------   -------------------
Deferred financing expenses, net                                            $             211   $              137
Cash surrender value of life insurance                                                    514                    -
Notes receivable                                                                        1,650                1,441
Property held for sale                                                                    734                  139
Other                                                                                     530                  101
                                                                            -----------------   ------------------
                                                                            $           3,639   $            1,818
                                                                            =================   ==================

Accumulated amortization for deferred financing expenses amounted to $1,064,000 and $1,139,000 as of October 1, 2000 and September 30, 2001, respectively. Amortization expense for fiscal years 1999, 2000 and 2001 was $164,000, $216,000 and $75,000, respectively.

5.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following (amounts in 000's):

                                                                 October 1, 2000   September 30, 2001
                                                                -----------------  ------------------
Payroll and payroll taxes                                       $           1,829  $            2,679
Vacation, sick and other employee benefits                                  4,749               4,425
Profit sharing                                                              7,032               6,032
Accrued interest                                                            2,235               2,285
Other accrued expenses                                                      8,147               6,737
                                                                -----------------  ------------------
                                                                $          23,992  $           22,158
                                                                =================  ==================

6.   INCOME TAXES

Pretax income was taxed under the following jurisdictions (amounts in 000's):

                                                                    For each of the three fiscal years in
                                                                     the period ended September 30, 2001
                                                              ----------------------------------------------

                                                                  1999            2000            2001
                                                              --------------  -------------   --------------
Domestic                                                      $          566  $      10,795   $       23,951
Foreign                                                                1,394          1,488            1,853
                                                              --------------  -------------   --------------
Total                                                         $        1,960  $      12,283   $       25,804
                                                              ==============  =============   ==============

The provision for income taxes consisted of the following components (amounts in 000's):

                                                                  For each of the three fiscal years in
                                                                   the period ended September 30, 2001
                                                             ----------------------------------------------

                                                                  1999            2000            2001
                                                             --------------  --------------  --------------
Current:
  Federal                                                    $        1,988  $        3,972  $        8,075
  State                                                                 301             620           1,255
  Foreign                                                               250             223             277
Deferred                                                             (2,095)           (761)        (1,092)
                                                             --------------  --------------  --------------
                                                             $          444  $        4,054  $        8,515
                                                             ==============  ==============  ==============

The tax effected deferred tax assets (liabilities) comprise of the following (amounts in 000's):

                                                          October 1, 2000        September 30, 2001
                                                          ---------------        ------------------

Accounts receivable                                         $      1,842         $           1,684
Inventories                                                        2,171                     2,784
Other assets                                                       1,314                     1,316
Fixed asset bases                                                    932                       932
Accrued employee benefit expenses                                  3,645                     5,565
Accrued other expenses                                             2,913                     3,260
Amortization of intangible assets                                  1,807                     1,966
                                                            ------------         -----------------
Gross deferred tax assets                                         14,624                    17,507
                                                            ------------         -----------------

Inventory bases                                                   (1,491)                   (1,119)
Depreciation                                                      (2,053)                   (2,440)
                                                            -------------        ------------------
Gross deferred tax liabilities                                    (3,544)                   (3,559)
                                                            -------------        -----------------

                                                            $     11,080         $          13,948
                                                            =============        =================


The following is a reconciliation of income tax computed at the federal statutory rate to the Company's actual tax expense (amounts in 000's):

                                                                For each of the three fiscal years in
                                                                 the period ended September 30, 2001
                                                               1999            2000            2001
                                                          --------------   ------------   ---------------
Tax computed at statutory rate                            $          662   $      4,299   $        9,029
State taxes, net of federal benefit                                   62            528            1,051
Foreign income taxed at different rates                             (224)          (292)            (645)
Non-deductible goodwill amortization                                 335            316              519
Foreign Sales Corporation benefit                                   (211)          (237)            (237)
Tax credits                                                         (174)             -             (966)
Adjustments to prior years' tax accruals                               -           (579)            (211)
Other differences, net                                                (6)            19              (25)
                                                          --------------  -------------   --------------
                                                          $          444  $       4,054   $        8,515
                                                          ==============  =============   ==============

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal year 2001, these undistributed earnings aggregated approximately $9,717,000.

7.   DEBT

Long-term debt consisted of (amounts in 000's):

                                                                                 October 1,       September 30,
                                                                                   2000                2001
                                                                             -----------------  -----------------
Industrial Development Bond, bearing interest at 6.75%, due
   February 2005; collateralized by first deed of trust                      $           4,100  $           4,000

Note payable, bearing interest at 5.93%, payable monthly
   through July 2002                                                                       990                450

Notes payable (PPC acquisition), bearing interest at 7%,
   payable monthly through September 2009                                                1,585              1,512

Convertible note payable (MWS acquisition), bearing interest at 7%, due
   February 14, 2002                                                                     2,500              2,500

Notes payable, bearing interest at ranges of 5% to 7%, due
   between October 2001 and September 2014                                               1,706              1,189
                                                                             -----------------  -----------------
                                                                                        10,881              9,651
Less current portion                                                                    (1,230)            (3,573)
                                                                             -----------------  -----------------
                                                                             $           9,651  $           6,078
                                                                             =================  =================

Long-term debt maturities, including the current portion, during the next five fiscal years are as follows (amounts in 000's):

                                2002                 $     3,573
                                2003                         212
                                2004                         212
                                2005                       3,822
                                2006                         131
                                Thereafter                 1,701
                                                     -----------
                                                     $     9,651
                                                     ===========

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company's Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. $4,000,000 of this loan remained outstanding at September 30, 2001. The terms of the bond require annually principal payments of $100,000 from 2002 to 2004 and $3,700,000 in 2005. A $4,155,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 30, 2001.

In June 1997, the Company entered into a $2,700,000 equipment loan agreement, providing for monthly principal payments through July 2002 of $45,000 plus interest at 5.93% per annum. $450,000 of this loan remained outstanding at September 30, 2001. This loan is collateralized by the related equipment.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments of principal and interest over various periods through September 2009. $1,512,000 of these notes remained outstanding at September 30, 2001. One of these notes is collateralized by the related acquired building.

In February 2000, the Company issued a convertible note payable of $2,500,000 related to the Micro WaveSys, Inc. ("MWS") acquisition, and which is due on February 14, 2002. This note is payable to Infinesse Corporation, bearing an interest rate of 7% per annum. Interest is payable quarterly. The note holder has the option of converting it into common stock of the Company at $7.50 per share on or before February 14, 2002.

Other debts consist of various loans bearing interest at ranges from 5% to 7% and require periodic principal payments through September 2014. At September 30, 2001, totals of $1,189,000 remained outstanding for these loans.

In April 1999, the Company obtained a $30,000,000 revolving line of credit, which expires in March 2003. The line of credit is collateralized by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus 0.75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or share repurchases. The Company was in compliance with these covenants at September 30, 2001. As of September 30, 2001, there were no funds borrowed under this credit facility. At September 30, 2001, $25,845,000 was available under the line of credit.

In August 2001, the Company issued a promissory note of $5,800,000 to the seller related to the New England Semiconductor Corp. acquisition. This note is due in full on or within ten days of August 2, 2002 and is payable in cash or Microsemi common stock at the Company's option. Its interest rate is based upon the difference of the market price of the Company's common stock on August 2, 2001 and August 2, 2002, but cannot be less than 4% or more than 24%. The Company is recording interest expense at the Company's market rate at the date of acquisition.

In August 2001, the Company issued a promissory note of $3,931,000 to the seller related to the Compensated Devices, Inc. acquisition. This note is due in full on or within ten days of August 15, 2002 and is payable in cash or Microsemi common stock at the Company's option. It bears an interest rate of 6% per annum.

The Company occupies a building in Santa Ana, California, which is under a long-term capital lease obligation. Future annual payments, included in other long-term liabilities at September 30, 2001, due under this capital lease obligation are as follows (amounts in 000's):

   Fiscal year ending
   ------------------

         2002                                                        $     283
         2003                                                              283
         2004                                                              283
         2005                                                              283
         2006                                                              283
         Thereafter                                                      6,509
                                                                     ---------
         Total minimum lease payments                                    7,924
         Less imputed interest                                          (4,816)
                                                                     ---------
         Present value of capitalized lease obligation               $   3,108
                                                                     =========

The building under this capital lease obligation is reflected in property and equipment, net.

8.       STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options
-------------

Under the terms of an incentive stock option plan adopted in fiscal year 1982 and amended in fiscal year 1985, nontransferable options to purchase common stock may be granted to certain key employees. The Company reserved 1,500,000 shares for issuance under the terms of the plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant stockholders, the exercise period is limited to five years and the exercise price is higher.

In December 1986, the Board of Directors adopted another incentive stock option plan (the "1987 Plan"), as amended, which reserved an additional 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for the Company and its stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. In fiscal year 2001, the Company had granted only options under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant stockholders, the exercise period is limited to five years and the exercise price is higher.

At their annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) increases on the first day of each fiscal year, the number of shares available for grant in increments of 4% of the Company's issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employees directors and other non-employees.

In August 2001, the stockholders authorized, by written consent, to increase the number of shares authorized shares of common stock to 100,000,000. The Board of Directors thereafter effected a two-for-one stock split by means of a stock dividend. The stock dividend resulted in an increase in the number of shares deemed issued under the 1987 Plan, reserved for issuance under outstanding options, and available for grants.

Activity and price information regarding the plans are as follows:

                                                                                 Stock Options
                                                                   --------------------------------------------
                                                                                              Weighted-average
                                                                                Shares          Exercise Price
                                                                   --------------------     -------------------
       Outstanding September 27, 1998                                         1,274,780                    5.22

         Granted                                                                832,000                    5.03
         Exercised                                                              (27,376)                   1.88
         Expired or canceled                                                   (132,150)                   5.41
                                                                   --------------------

       Outstanding October 3, 1999                                            1,947,254                    5.18

         Granted                                                              1,731,000                   10.05
         Exercised                                                             (517,254)                   4.76
         Expired or canceled                                                   (101,100)                   6.84
                                                                   --------------------

       Outstanding October 1, 2000                                            3,059,900                    7.95

         Granted                                                              1,441,200                   17.64
         Exercised                                                             (658,192)                   6.20
         Expired or Canceled                                                   (240,220)                   8.58
                                                                   --------------------

       Outstanding September 30, 2001                                         3,602,688                   11.72
                                                                   ====================


Stock options exercisable were 906,480, 748,450 and 651,613 at October 3, 1999, October 1, 2000 and September 30, 2001, respectively, at weighted-average exercise prices of $5.20, $6.08 and $9.13, respectively. Remaining shares available for grant at October 3, 1999, October 1, 2000 and September 30,

2001 under the plans were 203,000, 150,000 and 1,181,000, respectively. All options were granted at the fair market value of the Company's shares of common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                                 Options Outstanding                           Options Exercisable
                                ------------------------------------------------------     -----------------------------
                                                                                                             Weighted
                                                             Weighted-average                                Average
        Range of                                       Exercise          Remaining                           Exercise
     Exercise Prices                Shares              Price               Life             Shares           Price
--------------------------      ---------------      -------------     ---------------     -----------     -------------
  $   0.50 - $  2.50                  106,720        $      1.97         2.42 years          106,720       $     1.97
  $   3.38 - $  4.94                  739,550        $      3.62         7.72 years          104,150       $     4.33
  $   5.13 - $  6.94                  340,600        $      5.98         6.59 years          131,900       $     5.75
  $   7.94 - $ 13.97                  552,312        $     11.59         8.33 years           97,412       $     9.82
  $  14.00 - $ 18.50                1,514,506        $     14.40         8.88 years          146,181       $    14.11
  $  19.00 - $ 33.60                  349,000        $     26.06         9.65 years           65,250       $    23.17
                                ---------------                                          -------------
                                    3,602,688                                                651,613
                                ===============                                          =============

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The SFAS 123 method of accounting was not applied to options granted prior to fiscal 1996. The Company's pro forma information is as follows (amounts in 000's, except per share amounts):

                                                         Fiscal Years
                                      -----------------------------------------------------------
                                               1999                2000                 2001
                                            -----------         ------------         ------------
Net income:
       As reported                           $  1,516            $    8,229           $    17,289
       Pro forma                             $    570            $    6,071           $    12,395

Basic earnings per share:
       As reported                           $   0.07            $     0.34           $      0.62
       Pro forma                             $   0.02            $     0.25           $      0.44

Diluted earnings per share:
       As reported                           $   0.07            $     0.33           $      0.59
       Pro forma                             $   0.02            $     0.24           $      0.42

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                         1999           2000           2001
                                                                      -----------    -----------    -----------
           Risk free interest rate                                         4.94%          5.90%          5.18%
           Expected dividend yield                                          None           None           None
           Expected lives                                                5 years        5 years        5 years
           Expected volatility                                             67.0%          70.0%          78.0%

The weighted-average grant date fair values of options granted during fiscal years 1999, 2000 and 2001 were $3.04, $6.31 and $11.12, respectively.

Employee Benefit Plans
----------------------

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon the Company's earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $1,745,000, $5,678,000 and $4,234,000 in fiscal years 1999, 2000 and 2001, respectively.

401(k) Plan
-----------

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 100% of employee contributions, not to exceed 3% of the employee's wages. The Company contributed $1,148,000, $1,415,000 and $1,387,000 to this plan during fiscal years 1999, 2000 and 2001, respectively.

Supplemental Retirement Plan
----------------------------

In fiscal year 1994, the Company adopted a supplemental retirement plan, which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees' salaries. Included in other long-term liabilities at October 1, 2000 and September 30, 2001 were $1,351,000 and $1,248,000, respectively, related to the Company's estimated liability under the plan.

9.   COMMITMENTS AND CONTINGENCIES

The Company occupies premises and leases equipment under operating lease agreements expiring through 2029. Aggregate future minimum rental payments during the next five fiscal years under these leases are as follows (amounts in 000's):

                     2002             $      3,656
                     2003                    3,319
                     2004                    3,319
                     2005                    3,078
                     2006                    1,288
                     Thereafter             10,035
                                         ----------
                                      $     24,695
                                         ==========

One of the Company's operating leases contains certain financial covenants. At September 30, 2001, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for the default under the lease agreement through December 30, 2001. If the Company is not able to meet these covenants at December 30, 2001 or obtain further waiver, the lessor may require all future lease payments to be due and payable immediately.

Lease expense charged to income was $712,000, $1,235,000 and $2,161,000 in fiscal years 1999, 2000 and 2001, respectively. The aforementioned amounts are net of sublease income amounting to $514,000, $328,000 and $515,000 in fiscal years 1999, 2000 and 2001, respectively.

The Company is involved in various pending litigations arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary's property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Heath & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

On July 31, 2000, Lemelson Medical, Education & Research Foundation, Limited Partnership, filed a first amended complaint in the United Stated District Court for the District of Arizona alleging that numerous corporations, including the Company, have infringed upon certain of the plaintiff's patents. The plaintiff was seeking compensatory damages, treble damages, injunctive relief and attorneys' fees. This matter was settled on August 31, 2001 by Microsemi's entering into a licensing agreement with the plaintiff. The Company's obligation under the license agreement has not had and is not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

On October 31, 2000, Mitel Semiconductor, Inc. filed a complaint in the Superior Court of the State of California for the County of Orange against the Company and two of its employees. The plaintiff alleges that the Company and former employees of plaintiff utilized alleged confidential information to interfere with the plaintiff's relationship with certain of its employees and that the Company and the other defendants misappropriated plaintiff's alleged trade secrets to unfairly compete. The plaintiff seeks an award of compensatory damages, disgorgement of profits, exemplary damages and a preliminary and permanent injunction. The matter is pending at this time.

On November 28, 2000, Mil-Plus Components, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging that the Company violated the anti-trust laws of the United States and the State of New York in connection with the termination of plaintiff as a distributor. The plaintiff also alleges a breach of contract by the Company and that the Company made false oral representations to the plaintiff to the effect that it would not be terminated as a distributor. In its complaint, the plaintiff alleges damages of $50 million, treble damages, exemplary damages and attorneys' fees. The plaintiff also owes Microsemi in excess of $200,000 for goods sold and delivered. The matter is pending.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10.  ACQUISITIONS

On August 2, 2001, Microsemi NES, Inc. ("MNES"), a wholly-owned subsidiary of Microsemi, acquired certain net assets of New England Semiconductor Corp.("NES") of Lawrence, Massachusetts and its wholly-owned subsidiary ("NESC"). MNES paid approximately $3,300,000 in cash to the seller and issued a promissory note for $5,800,000 to the seller. This note is due in full on or within ten days of August 2, 2002 and is payable in cash or Microsemi common stock at the Company's option. Its interest rate is based upon the difference of the market price of the Company's common stock on August 2, 2001 and August 2, 2002, but cannot be less than 4% or more than 24%. Upon close of the transaction, MNES also directly paid in cash, certain existing obligations amounting to $2,200,000 and assumed $2,500,000 in other liabilities.

On August 15, 2001, Microsemi CDI, Inc. ("MCDI"), a wholly-owned subsidiary of Microsemi, acquired the assets of Compensated Devices, Inc. ("CDI") of Melrose, Massachusetts. MCDI paid $7,700,000 in cash and issued a promissory note for $3,931,000 to the seller. This note is due in full on or within ten days of August 15, 2002 and is payable in cash or Microsemi common stock at the Company's option. It bears an interest rate of 6% per annum. Upon close of the transaction, MCDI also directly paid in cash, certain existing obligations amounting to $1,400,000 and assumed $300,000 of other liabilities.

The results of operations of NES and CDI prior to their respective acquisition dates were not material to the Company's consolidated results of operations. Net assets acquired and purchase price for the acquisitions also were not deemed material to the Company's consolidated assets. Accordingly, supplemental pro forma information on results of operations is not presented.

11.      SEGMENT INFORMATION

The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company operates predominantly in a single industry segment as a manufacturer of semiconductors. Geographic areas in which the Company operates include the United States, Ireland, Hong Kong, and India. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows (amounts in 000's):

                                               For Each of the Three Fiscal Years in the Period
                                                          Ended September 30, 2001
                                               ------------------------------------------------

                                                    1999            2000              2001
                                               --------------   --------------   --------------
Net sales:
  United States:
  Sales to unaffiliated customers                $ 159,695        $ 224,212        $ 214,007
  Intergeographic sales                             23,463           19,779           27,571
Europe:
  Sales to unaffiliated customers                   17,084           19,485           26,842
  Intergeographic sales                              3,823            3,603            5,275
Asia:
  Sales to unaffiliated customers                    8,302            3,880            2,539
  Intergeographic sales                              4,381            3,901            3,729
Eliminations of intergeographic sales              (31,667)         (27,283)         (36,575)
                                                 ---------        ---------        ---------
                                                 $ 185,081        $ 247,577        $ 243,388
                                                 =========        =========        =========

Income (loss) from operations:
  United States                                  $   4,397        $  14,922        $  23,885
  Europe                                               476              441            1,150
  Asia                                                 235              116             (174)
                                                 ---------        ---------        ---------
     Total                                       $   5,108        $  15,479        $  24,861
                                                 =========        =========        =========

Identifiable assets:
  United States                                  $ 166,448        $ 195,693        $ 224,271
  Europe                                             8,019            8,401           10,609
  Asia                                               7,153            6,704            5,291
                                                 ---------        ---------        ---------
     Total                                       $ 181,620        $ 210,798        $ 240,171
                                                 =========        =========        =========

Capital expenditures:
  United States                                  $   7,712        $  10,498        $  15,789
  Europe                                               160              125              124
  Asia                                                  60              101               15
                                                 ---------        ---------        ---------
     Total                                       $   7,932        $  10,724        $  15,928
                                                 =========        =========        =========

Depreciation and amortization:
  United States                                  $   8,334        $  11,676        $  12,178
  Europe                                               169              190              218
  Asia                                                 315              295              347
                                                 ---------        ---------        ---------
     Total                                       $   8,818        $  12,161        $  12,743
                                                 =========        =========        =========

12.    STATEMENT OF CASH FLOWS
        (amounts in 000's)

                                                              For Each of the Three Fiscal Years in the
                                                                  Period Ended September 30, 2001

                                                                    1999        2000        2001
                                                                  --------    --------    --------
Supplementary information:

Cash paid during the year for:

   Interest                                                       $  3,324    $  4,193    $    965
                                                                  ========    ========    ========
   Income taxes                                                   $  1,840    $  3,484    $  9,237
                                                                  ========    ========    ========


Non-cash financing and investing activities:

    Fixed asset purchased through issuance of long-
      term debt                                                   $  3,165    $     --    $     --
                                                                  ========    ========    ========

 Businesses acquired in purchase transactions (Note 10):

   Fair values of tangible assets acquired                        $ 31,547    $    250    $  9,671
   Goodwill and other intangible assets                              5,523      14,860      17,517
   Less common stock issued                                             --      (9,062)         --
   Less debt issued and liabilities assumed                         (7,500)     (4,500)    (12,512)
                                                                  --------    --------    --------
   Cash paid for acquisition                                      $ 29,570    $  1,548    $ 14,676
                                                                  ========    ========    ========

13.   UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in 000's, except earnings per share):

                                               Quarters ended in fiscal year 2000
                                    ---------------------------------------------------------

                                     January 2,      April 2,       July 2,       October 1,
                                        2000           2000           2000           2000
                                    ------------   ------------   ------------   ------------
Net sales                           $     54,588   $     60,972   $     66,644   $     65,373

Gross profit                        $     13,577   $     17,167   $     19,051   $     20,180

Net income                          $        972   $        199   $      2,823   $      4,235

Basic earnings per share            $       0.05   $       0.01   $       0.12   $       0.16

Diluted earnings per share          $       0.05   $       0.01   $       0.11   $       0.15

                                               Quarters ended in fiscal year 2001
                                    ----------------------------------------------------------

                                     December 31,    April 1,       July 1,      September 30,
                                       2000           2001           2001           2001
                                    ------------   ------------   ------------   -------------

Net sales                           $     63,005   $     63,131   $     60,089   $     57,163

Gross profit                        $     19,974   $     20,553   $     20,466   $     20,463

Net income                          $      4,099   $      4,269   $      4,436   $      4,485

Basic earnings per share            $       0.15   $       0.16   $       0.16   $       0.16

Diluted earnings per share          $       0.14   $       0.15   $       0.15   $       0.15

Earnings per share in prior periods were adjusted to reflect the 2-for-1 stock split completed in August 2001.

                     MICROSEMI CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (amounts in 000's)

Column A                                         Column B     Column C        Column D          Column E     Column F
--------                                         --------     --------        --------          --------     --------
                                                              Charged                          Deductions-
                                                Balance at    to costs       Charged to        recoveries   Balance at
                                                beginning       and             other              and        end of
Classification                                  of period     expenses        accounts         write-offs     period
--------------                                  ---------     --------        --------         ----------     ------
October 3, 1999
---------------

Allowance for doubtful accounts and
   reserve for returns                          $   2,457   $       (230)  $         1,960   $        (382)  $   3,805
                                                =========   ============   ===============   =============   =========

Reserve for investments in and
   advances to unconsolidated
   affiliates                                   $   1,297   $         --   $            --   $          --   $   1,297
                                                =========   ============   ===============   =============   =========

October 1, 2000
---------------

Allowance for doubtful accounts and
   reserve for returns                          $   3,805   $      2,296   $            --   $        (334)  $   5,767
                                                =========   ============   ===============   =============   =========

Reserve for investments in and
   advances to unconsolidated
   affiliates                                   $   1,297   $      1,200   $            --   $        (237)  $   2,260
                                                =========   ============   ===============   =============   =========

September 30, 2001
------------------

Allowance for doubtful accounts and
   reserve for returns                          $   5,767   $        492   $            --   $      (2,675)  $   3,584
                                                =========   ============   ===============   =============   =========

Reserve for investments in and
   advances to unconsolidated
   affiliates                                   $   2,260   $      2,533   $            --   $          --   $   4,793
                                                =========   ============   ===============   =============   =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III
                                    --------

Items 10, 11, 12 and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended September 30, 2001. The information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into this Form 10-K.

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

     (b)  Reports on Form 8-K.

          The following reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 2001.

          1. Form 8-K filed August 3, 2001, reporting under Item 2 and Item 9 the acquisition of the assets of New England Semiconductor Corp. ("NES"), as amended by Form 8-K/A, Amendment #1, filed August 31, 2001.

          2. Form 8-K filed August 16, 2001, reporting under Item 2 and Item 9 the acquisition of the assets of Compensated Devices, Inc. ("CDI"), as amended by Form 8-K/A, Amendment #1, filed August 31, 2001 and by Form 8-K/A, Amendment #2, dated November 7, 2001.

          3.  Form 8-K filed August 29, 2001, reporting under Item 5, Item 7 and
              Item 9 the amendment and restatement of the Company's Certificate of Incorporation and its 2-for-1 stock split effective August 28, 2001.

          4. Form 8-K/A filed August 31, 2001, reporting under Item 2 the CDI asset acquisition and Item 5 the NES asset acquisition, and under
              Item 7 that the Company has determined that the Item 2 and the
              Item 7 requirements are not applicable to the acquisitions of assets of NES and attaching, as exhibits under Item 7, the CDI purchase agreements, pending a determination by the Company as to whether such and further information would be actually required as to the CDI asset acquisition.

          5. Form 8-K/A filed September 4, 2001 is identical to the Form 8-K/A filed August 31, 2001.

After initial filings on Form 8-K, the Company determined that reporting requirements under Item 2 and Item 7 of Form 8-K do not apply to its acquisition of assets of NES. Accordingly, the Company did not file the NES acquisition agreements in a Form 8-K under Item 7. Subsequently, for the reasons reported in Form 8-K/A, Amendment #2, filed November 7, 2001, the Company determined that the requirements of Item 2 and Item 7 of Form 8-K also do not apply to its acquisition of assets of CDI. Accordingly the Company has not and shall not file audited financial information specified by Item 7 of either such acquired entity or pro forma information specified by Item 7 as to either such acquisition.

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



Dated: December 20, 2001

                                POWER OF ATTORNEY

The undersigned hereby constitutes and appoints James J. Peterson and David R. Sonksen, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                  Date
     ---------                          -----                  ----

/s/PHILIP FREY, JR.             Chairman of the Board          December 19, 2001
--------------------

/s/JAMES J. PETERSON            President and                  December 19, 2001
--------------------            Chief Executive Officer
James J. Peterson

/s/DAVID R. SONKSEN             Executive Vice President,      December 19, 2001
-------------------             Chief Financial Officer,
David R. Sonksen                Treasurer and Secretary
                                (principal financial and
                                accounting officer)


/s/BRAD DAVIDSON                Director                       December 19, 2001
----------------
Brad Davidson

/s/H.K. DESAI                   Director                       December 19, 2001
-------------
H.K. Desai

/s/MARTIN H. JURICK             Director                       December 19, 2001
-------------------
Martin H. Jurick

/s/ROBERT B. PHINIZY            Director                       December 19, 2001
--------------------
Robert B. Phinizy

/s/JOSEPH M. SCHEER             Director                       December 19, 2001
-------------------
Joseph M. Scheer

/s/CARMELO J. SANTORO           Director                       December 19, 2001
---------------------
Carmelo J. Santoro, Ph.D.

Exhibits.

                                  EXHIBIT INDEX

                                                            Sequential
Exhibit                                                        Page
Number       Description                                       Number




      2.2 Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Registrant, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc.
             (10)

      2.3 Asset Purchase Agreement, dated as of February 15, 2000 between the Registrant and Infinesse Corporation (12)

      3      Bylaws of the Registrant* (1)

      3.1 Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (15)

      4.2 Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (13)

      10.13  The Registrant's 1987 Stock Plan, and amendments thereto*

      10.54 Asset Purchase Agreement dated May 28, 1992 between Micro USPD, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Micro USPD"), and Unitrode Corporation, a Maryland corporation ("Unitrode") (2)

      10.55 Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant ("Micro Bermuda") (3)

      10.56 Dutch Acquisition Agreement dated July 2, 1992 among Unitrode Europe B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; Unitrode; and Micro Bermuda (4)

      10.69 Letter dated August 31, 1993 from Unitrode to the Registrant providing for amendments with respect to the Asset Purchase Agreement (See Exhibit 10.54) dated May 28, 1992 between Micro USPD and Unitrode excluding exhibits as follows:

             Amendments to Promissory Notes dated as of September 3, 1993 between Micro USPD and Unitrode and the respective Promissory Notes dated July 2, 1993 attached thereto (5)

      10.73 Agreement of Sales and License between Raytheon Company and Microsemi Corporation. (6)

      10.74 Bill of Sales and Purchase agreement dated January 2, 1995 between Telcom Universal Inc. and Microsemi Corporation (6).

      10.76 Supplement to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (6)

      10.78 Motorola-Microsemi PowerMite(R)Technology Agreement. Portions omitted from this Exhibit have been separately filed with the Commission pursuant to a request for confidential treatment. (7)

      10.80 Asset Purchase agreement between SGS-Thomson Microelectronics, Inc. and Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company.(8)

      10.84   Supplemental Executive Retirement Plan* (9)

      10.85 Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (11)

      10.86 Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (14)

      10.87 Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (14)

      10.88 Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (14)

      21      List of Subsidiaries

      23.1    Consent of Independent Accountants (Form S-3 and Forms S-8)

      99.1 Information under heading "Risk Factors" in the Form 424B4 Prospectus(pages 4 through 13, inclusive) as filed by the Registrant with the Securities and Exchange Commission on June 1, 2000 is incorporated herein by this reference.

*Indicates that the exhibit contains a management compensatory plan or arrangement.

(1) Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(3) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(4) Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(5) Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.

(6) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on September 14, 1995 with the Commission for the fiscal quarter ended April 2, 1995

(7) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on May 10, 1966 with the Commission for the fiscal quarter ended March 31, 1996.

(8) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on February 13, 1997 with the Commission for the fiscal quarter ended December 29, 1996.

(9) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.

(10) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on May 18, 1999 with the Commission for the fiscal quarter ended April 4, 1999.

(11) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.

(12) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K as filed on March 15, 2000 with the Commission.

(13) Incorporated by reference to the indicated Exhibit to the Registrant's Registration Statement of Form 8-A12G as filed December 29, 2000

(14) Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.

(15) Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K as filed on August 29, 2001