Form 10-Q
period 2001-12-30
MICROSEMI CORP
filed 2002-02-13
CIK 310568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 30, 2001
                ------------------------------------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the transition period from ____ to ____

                           Commission File No. 0-8866


                              MICROSEMI CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                        95-2110371
          -------------------------------         -------------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

        2381 Morse Avenue, Irvine, California                      92614
       ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                 (949) 221-7100
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's Common Stock, $.20 par value, outstanding on January 14, 2002 was 28,505,107.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited consolidated financial information for the quarter ended December 30, 2001 of Microsemi Corporation and Subsidiaries ("Microsemi" or the "Company") and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of September 30, 2001, are attached hereto and incorporated herein.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
               (amounts in thousands, except par value per share)

                                                                            September 30,        December 30,
                                                                               2001                  2001
                                                                            -------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents ..............................................     $   24,808          $   23,003
  Accounts receivable less allowance for doubtful accounts,
    $3,584 at September 30, 2001 and $3,712 at December 30, 2001 .........         37,950              37,149
  Inventories ............................................................         58,889              60,436
  Deferred income taxes ..................................................         12,277              12,277
  Other current assets ...................................................          2,072               1,749
                                                                               ----------          ----------

  Total current assets ...................................................        135,996             134,614

Property and equipment, net ..............................................         63,380              67,823
Deferred income taxes                                                               1,671               1,671
Goodwill and other intangible assets, net ................................         37,306              36,336
Other assets .............................................................          1,818               1,874
                                                                               ----------          ----------

TOTAL ASSETS .............................................................     $  240,171          $  242,318
                                                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ..........................................................     $    9,766          $    9,766
  Current maturities of long-term debt ...................................          3,573               3,315
  Accounts payable .......................................................         11,385               8,948
  Accrued liabilities ....................................................         22,158              21,047
  Income taxes payable ...................................................          6,862               6,515
                                                                               ----------          ----------

  Total current liabilities ..............................................         53,744              49,591
                                                                               ----------          ----------

Long-term debt ...........................................................          6,078               6,051
                                                                               ----------          ----------

Other long-term liabilities ..............................................          4,960               4,876
                                                                               ----------          ----------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Preferred stock ........................................................              -                   -
  Common stock, $.20 par value; authorized 100,000 shares; issued and outstanding 28,248 and 28,500 shares at September 30, 2001 and
     December 30, 2001, respectively .....................................          5,650               5,700
  Capital in excess of par value of common stock .........................        110,729             112,835
  Retained earnings ......................................................         60,096              64,358
  Accumulated other comprehensive loss ...................................         (1,086)             (1,093)
                                                                               ----------          ----------

  Total stockholders' equity .............................................        175,389             181,800
                                                                               ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $  240,171          $  242,318
                                                                               ==========          ==========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                    Unaudited Consolidated Income Statements
                (amounts in thousands, except earnings per share)


                                                                      Quarter Ended
                                                              -------------------------------
                                                                December 31,    December 30,
                                                                    2000            2001
                                                              ---------------  --------------
Net sales .................................................        $   63,005       $  57,018
Cost of sales .............................................            43,031          35,198
                                                                   ----------       ---------
            Gross profit ..................................            19,974          21,820
                                                                   ----------       ---------

Operating expenses:
   Selling, general and administrative ....................             9,940           9,119
   Amortization of goodwill and other intangible assets ...               673           1,092
   Research and development ...............................             3,423           5,154
                                                                   ----------       ---------
            Total operating expenses ......................            14,036          15,365
                                                                   ----------       ---------

            Operating income ..............................             5,938           6,455
                                                                   ----------       ---------

Other income (expense):
   Interest, net ..........................................               158            (161)
   Other, net .............................................                22              67
                                                                   ----------       ---------
            Total other income (expense) ..................               180             (94)
                                                                   ----------       ---------

Income before income taxes ................................             6,118           6,361
Provision for income taxes ................................             2,019           2,099
                                                                   ----------       ---------

Net income ................................................        $    4,099       $   4,262
                                                                   ==========       =========

Earnings per share:

     -Basic ...............................................        $     0.15       $    0.15
                                                                   ==========       =========

     -Diluted .............................................        $     0.14       $    0.14
                                                                   ==========       =========

Weighted average common shares outstanding:

     -Basic ...............................................            27,608          28,331
                                                                   ==========       =========

     -Diluted .............................................            29,112          30,120
                                                                   ==========       =========

        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (amounts in thousands)


                                                                            Quarter Ended
                                                                     ------------------------------
                                                                      December 31,    December 30,
                                                                         2000            2001
                                                                     --------------  --------------
Cash flows from operating activities:
Net income .......................................................         $  4,099        $  4,262
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization .................................            2,880           3,673
   Provision for doubtful accounts ...............................              313             128
   Loss on retirement of assets ..................................              --               23

   Changes in assets and liabilities:
        Accounts receivable ......................................           (1,742)            673
        Inventories ..............................................            1,339          (1,547)
        Other current assets .....................................           (1,279)            323
        Accounts payable .........................................             (849)         (2,438)
        Accrued liabilities ......................................            2,528          (1,111)
        Income taxes payable .....................................             (644)           (347)
                                                                           --------        --------
             Net cash provided by operating activities ...........            6,645           3,639
                                                                           --------        --------

Cash flow from investing activities:
    Purchases of property and equipment ..........................           (2,865)         (7,054)
    Other assets .................................................              140            (171)
                                                                           --------        --------
             Net cash used in investing activities ...............           (2,725)         (7,225)
                                                                           --------        --------

Cash flows from financing activities:
    Decrease in notes payable ....................................              (21)            --
    Payments on long-term debt ...................................             (286)           (285)
    Increase (decrease) in other long-term liabilities ...........                8             (83)
    Proceeds from exercise of stock options ......................              269           2,156
                                                                           --------        --------
            Net cash (used in) provided by financing activities...              (30)          1,788
                                                                           --------        --------

Effect of exchange rate changes on cash ..........................              (29)             (7)
                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents .............            3,861          (1,805)
Cash and cash equivalents at beginning of period .................           30,460          24,808
                                                                           --------        --------
Cash and cash equivalents at end of period .......................         $ 34,321        $ 23,003
                                                                           ========        ========



        The accompanying notes are an integral part of these statements.

                     MICROSEMI CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 30, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.   INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):


                                      September 30,            December 30,
                                           2001                     2001
                                  --------------------     --------------------
        Raw materials                 $        14,751       $           16,008
        Work in process                        23,565                   24,113
        Finished goods                         20,573                   20,315
                                         -------------         ----------------

                                      $        58,889       $           60,436
                                         =============         ================

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

4.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income of the Company for the quarters ended December 31, 2000 and December 30, 2001 was $4,070,000 and $4,255,000, respectively.

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

Earnings per share for the respective quarters ended December 31, 2000 and December 30, 2001 were calculated as follows (amounts in thousands, except per share data):


                                                            Quarter Ended
                                                      --------------------------
                                                      December 31,  December 30,
                                                          2000          2001
                                                      ------------  ------------
BASIC

Net income .........................................       $ 4,099       $ 4,262
                                                           =======       =======

Weighted-average common shares
   outstanding .....................................        27,608        28,331
                                                           =======       =======

Basic earnings per share ...........................       $  0.15       $  0.15
                                                           =======       =======

DILUTED

Net income .........................................       $ 4,099       $ 4,262
Interest savings from assumed conversions of
   convertible debt, net of income taxes ...........            29            29
                                                           -------       -------
Net income assuming conversions ....................       $ 4,128       $ 4,291
                                                           =======       =======

Weighted-average common shares outstanding for
   basic ...........................................        27,608        28,331
Dilutive effect of stock options ...................         1,170         1,455
Dilutive effect of convertible debt ................           334           334
                                                           -------       -------

Weighted-average common shares
   outstanding on a diluted basis ..................        29,112        30,120
                                                           =======       =======

Diluted earnings per share .........................       $  0.14       $  0.14
                                                           =======       =======


Approximately 26,000 and 618,000 options in the first quarters of fiscal years 2001 and 2002, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

7.   SEGMENT INFORMATION

The Company's reportable operating segments are based on geographic location and the measure of segment profit is income from operations.

The Company operates predominantly in a single industry segment as a manufacturer of discrete semiconductors and whole-circuit solutions. Geographic areas in which the Company operates include the United States, Europe and Asia. Inter-geographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows (amounts in thousands):

                                                                Quarter Ended
                                                    -------------------------------------
                                                    December 31, 2000   December 30, 2001
                                                    -----------------   -----------------
Net sales:
  United States

     Sales to unaffiliated customers ...........            $  55,876           $  51,025
     Intergeographic sales .....................                6,377               5,704
  Europe

     Sales to unaffiliated customers ...........                6,160               5,939
     Intergeographic sales .....................                1,094               1,175
  Asia

     Sales to unaffiliated customers ...........                  969                  54
     Intergeographic sales .....................                1,058                 294
Eliminations of intergeographic sales ..........               (8,529)             (7,173)
                                                            ---------           ---------
                                                            $  63,005           $  57,018
                                                            =========           =========
Income (loss) from operations:

  United States ................................            $   5,572           $   6,169
  Europe .......................................                  323                 385
  Asia .........................................                   43                 (99)
                                                            ---------           ---------
     Total .....................................            $   5,938           $   6,455
                                                            =========           =========
Capital expenditures:
  United States ................................            $   2,832           $   7,034
  Europe .......................................                   32                  20
  Asia .........................................                    1                 --
                                                            ---------           ---------
     Total .....................................            $   2,865           $   7,054
                                                            =========           =========

Depreciation and amortization:
  United States ................................            $   2,768           $   3,584
  Europe .......................................                   56                  59
  Asia .........................................                   56                  30
                                                            ---------           ---------
     Total .....................................            $   2,880           $   3,673
                                                            =========           =========

                                                   September 30, 2001    December 30, 2001
                                                   ------------------    -----------------
Identifiable assets:
  United States ................................            $ 224,271           $ 226,935
  Europe .......................................               10,609              10,765
  Asia .........................................                5,291               4,618
                                                            ---------           ---------
     Total .....................................            $ 240,171           $ 242,318
                                                            =========           =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed below or the additional factors referenced under the heading "Important Factors Related to Forward-Looking Statements and Associated Risks," found below. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

INTRODUCTION
------------

Microsemi Corporation is a global supplier of commercial and high-reliability analog and mixed-signal integrated circuits ("IC") and power and signal discrete semiconductors serving the satellite, telecommunications, digital media, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

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

The Company currently serves a broad group of customers including Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Astrium, Universal Semiconductor, Motorola, Alcatel, and Medtronic.

The Company closed Microsemi PPC Inc. ("PPC") in March 2001 and ceased the operations at Microsemi (H.K.) Ltd. ("Hong Kong") in June 2001. On August 2, 2001, Microsemi NES, Inc. ("MNES"), a wholly-owned subsidiary of the Company, acquired the assets of New England Semiconductor Corp. and its wholly-owned subsidiary, of Lawrence, Massachusetts ("NES"). On August 15, 2001, Microsemi CDI, Inc. ("MCDI"), a wholly-owned subsidiary of the Company, acquired the assets of Compensated Devices, Inc., of Melrose, Massachusetts ("CDI").

Results Of Operations For The Quarter Ended December 31, 2000 Compared To The Quarter Ended December 30, 2001.

Net sales decreased $6.0 million, from $63.0 million for the first quarter of fiscal year 2001 to $57.0 million for the first quarter of fiscal year 2002. The decrease was primarily attributable to a decline in lower gross margin products sold to the PC, mobile telephone and industrial markets and by the reduction or elimination of revenues generated by subsidiaries that were closed, partially offset by higher sales of the military and medical products and by the additions of MNES and MCDI. For the first quarter of fiscal year 2001, PPC and Hong Kong had revenues of $1.2 million and $1.0 million, respectively. For the first quarter of fiscal year 2002, MNES and MCDI had revenues of $3.6 million and $2.9 million, respectively.

Gross profit increased $1.8 million, from $20.0 million for the first quarter of fiscal year 2001 to $21.8 million for the first quarter of fiscal year 2002. As a percentage of sales, gross profit was 31.7% for the first quarter of fiscal year 2001, compared to 38.3% for the first quarter of fiscal year 2002. This increase was due primarily to higher capacity utilization, a shift in revenues from lower-margin commodity products in the computer/peripherals and industrial markets to higher-margin application-specific products in the defense mobil connectivity and medical markets and the consolidation of certain operations into other locations. In the first quarter of fiscal year 2001, PPC and Hong Kong had gross profit of $0.3 million and $0.2 million, respectively. In the first quarter of fiscal year 2002, both MNES and MCDI had gross profit of $1.0 million each.

Selling, general and administrative expenses decreased from $9.9 million for the first quarter of fiscal year 2001 to $9.1 million for the first quarter of fiscal year 2002, primarily due to lower commission and other selling expenses.

Research and development expense increased $1.8 million, from $3.4 million for the first quarter of fiscal year 2001 to $5.2 million for the first quarter of fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products.

Amortization of goodwill and other intangible assets increased $0.4 million, due to the increase of non-goodwill intangible assets related to the acquisitions of NES and CDI.

The Company earned less interest income in the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001 and incurred additional interest expense from the notes payable related to the acquisitions of NES and CDI.

The effective tax rate for each of the quarters ended December 31, 2000 and December 30, 2001 was 33.0%.

Capital Resources And Liquidity

Net cash provided by operating activities was $6.6 million and $3.6 million for the first quarters of fiscal years 2001 and 2002, respectively. The $3.0 million decrease in net cash provided by operating activities was a result of the combined effect of differences in depreciation and amortization, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities. The decreases in accounts receivable, accounts payable and accrued liabilities and the increase in inventories were primarily due to lower sales.

Net cash used in investing activities was $2.7 million and $7.2 million for the first quarters of fiscal years 2001 and 2002, respectively. The $4.5 million increase of net cash used in investing activities was primarily due to a higher amount of purchases of property and equipment.

Net cash (used in) provided by financing activities was ($0.03) million and $1.8 million for the first quarters of fiscal years 2001 and 2002, respectively. The increase was primarily due to proceeds from exercises of employee stock options.

Microsemi's operations in the quarter ended December 30, 2001 were funded with internally generated funds. The Company has maintained a credit line with a bank, from which it can borrow up to $30 million. The credit line is secured by substantially all of the assets of the Company. This credit line expires in March 2003. As of December 30, 2001, there were no funds borrowed under this credit facility. The credit line includes a facility to issue letters of credit, and $4.1 million was outstanding in the form of letters of credit as of December 30, 2001. At December 30, 2001, Microsemi had $23.0 million in cash and cash equivalents. As of December 30, 2001, Microsemi was in compliance with the covenants required by its banks and lessors.

Based upon information currently available, management believes that Microsemi can meet its current operating cash, debt service requirements and capital commitments with internally generated funds together with its available borrowings.

Outlook

There has been a broad slowdown affecting the technology sector, including many end-markets which the Company's products address; however the military/defense and medical business were strong in the first quarter of fiscal year 2002, partially offsetting a downward trend in revenues in the other end markets. The Company continues to see long-term strength in the military/aerospace end markets. However, in the near term, including the second quarter, the Company is affected by an abrupt significant decline in commercial aircraft product sales due to events of September 11th. Order activity following September 11th for commercial aircraft products, those used by Boeing subcontractors, were halted as customers rationalized the long-term effects of September 11th. While this did not significantly affect the first quarter shipment stream, it is a major component of the decline in revenues that the Company is forecasting for the second quarter. The Company estimates that commercial aircraft business is approximately 5% of its overall business.

Opening backlog for the second quarter of fiscal year 2002 was lower than what it was at the beginning of the first quarter. Book-to-bill ratio for the first quarter was 0.89.

In the Mobile Connectivity end market, the Company continues to see pricing pressure on the Powermite products. Management is attempting to reposition these products into new products for this end market in an effort to achieve higher gross margins.

The Telecommunications end market has historically been comprised of customers in the transoceanic fiber optic space including Alcatel, Tycom, and Pirelli, as well as base-station and infrastructure customers like Ericsson, Nortel, and Motorola. Business in these two areas has been hit hard. The Company sees no significant upside in the long haul fiber optic and base-station market for at least another two to three quarters.

The Automotive end market has grown to 5% as a percentage of the whole of the Company's business through OEM's. The Company expects a further increase in revenues in the latter part of fiscal year 2002 as automobile makers plan to launch several new multimedia systems this fall.

The first quarter was, and the Company foresees that the second quarter will continue to be, weak for general purpose linear regulator products that were used in low end desktop computers. Competitors in this market have opted to seize market share at the expense of appreciably lower gross margins. Microsemi has selected not to participate in this business. The Company's strategy in the computer/peripherals end market is to focus on higher gross margin LoadShare regulators for Digital Media applications as well as our LED Driver and Class D audio circuits.

The Company is accelerating its facility consolidations to help improve capacity utilization and gross margins. Management intends to continue to consolidate its facilities and to dispose of low-growth businesses within Microsemi's operating units. As the Company foregoes sources of low-gross margin revenues, or dispose of business operations, Management expects revenues to be adversely impacted. The Company announced recently its intentions to close the Watertown, Massachusetts, facility and move its production to other facilities in order to improve capacity utilization and gross-margins.

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

The inclusion of forward-looking information should not be regarded as a representation by Microsemi or any other person that its objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important Factors Related to Forward-Looking Statements and Associated Risks" in the Annual Report in the Form 10-K as filed with the Securities and Exchange Commission on December 24, 2001, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements included therein.

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

The Company maintains a $30,000,000 revolving line of credit, which expires in March 2003. The line of credit is collateralized by substantially all of the assets of the Company. It bears interest at the bank's prime rate plus 0.75% to 1.5% per annum or, at the Company's option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

On August 2, 2001, in connection with an acquisition of operating assets, the Company issued a one-year promissory note in the original principal amount of approximately $5.8 million structured in such a way that the interest expense on the maturity date will be in a range of a minimum of approximately $0.2 million or up to a maximum of approximately $1.4 million. Within that range, the interest rate is related linearly to the market price of the Company's Common Stock on the maturity date divided by its price on the issuance date. An increase in the market price of the Company' Common Stock over the period will result in an increase in the related interest payable. The Company is recording interest expense at the Company's market rate at the date of acquisition.

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

               Inapplicable

Item 5. Other information
        -----------------

               Inapplicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               On November 7, 2001, the Company filed a report on Form 8-K/A, Amendment No. 2 to the Current Report on Form 8-K that was filed August 16, 2001, reporting under Item 5 that the acquisition of assets of Compensation Devices, Inc., previously filed under Item 2, is being reported only under Item 5, Item 7 and Item 9. In addition, Regulation FD Disclosure was made under Item 9 concerning two acquisitions and revised financial guidance.

               On November 7, 2001, the Company filed a report on Form 8-K, reporting cautionary language under Item 5, attaching an exhibit under item 7, and under Item 9 reporting as to the Registrant's presentations to securities analysts and others at the AEA Classic Financial Conference and subsequently at the Registrant's corporate headquarters.

               On November 13, 2001, the Company filed a report on Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K that was filed November 7, 2001, reporting cautionary language under Item 5, attaching exhibits under item 7, and reporting under Item 9 as to the Registrant's presentations to securities analysts and others at the Registrant's corporate headquarters.

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


DATED:   February 11, 2002