Form 10-Q
period 2002-03-31
MICROSEMI CORP
filed 2002-05-10
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 0-8866

MICROSEMI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95–2110371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2381 Morse Avenue, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

(949) 221-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 19, 2002 was 28,873,265.

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended March 31, 2002 of Microsemi Corporation and Subsidiaries (“Microsemi” or the “Company”), the Company’s unaudited consolidated statements of cash flows for the six months ended March 31, 2002, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the Company’s unaudited condensed balance sheets as of March 31, 2002 and as of September 30, 2001, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(amounts in thousands, except per share data)
	September 30, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,808	$15,822
Accounts receivable, less provision for doubtful accounts of $3,584 at September 30, 2001 and $3,850 at March 31, 2002	37,950	35,156
Inventories	58,889	60,028
Deferred income taxes	12,277	12,277
Other current assets	2,072	2,980

Total current assets	135,996	126,263

Property and equipment, net	63,380	68,084
Deferred income taxes	1,671	1,671
Goodwill and other intangible assets, net	37,306	35,635
Other assets	1,818	1,857

TOTAL ASSETS	$240,171	$233,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,766	$10,095
Current maturities of long-term debt	3,573	1,197
Accounts payable	11,385	8,557
Accrued liabilities	22,158	17,015
Income taxes payable	6,862	4,834

Total current liabilities	53,744	41,698

Long-term debt	6,078	5,282

Other long-term liabilities	4,960	4,645

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.20 par value; authorized 100,000 shares; 28,248 issued and outstanding 28,872 at September 30, 2001 and March 31, 2002	5,650	5,774
Capital in excess of par value of common stock	110,729	115,532
Retained earnings	60,096	61,722
Accumulated other comprehensive loss	(1,086)	(1,143)

Total stockholders’ equity	175,389	181,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,171	$233,510

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except earnings per share)

	Quarter Ended
	April 1, 2001	March 31, 2002
Net sales	$63,131	$54,969
Cost of sales	42,578	36,615

Gross profit	20,553	18,354

Operating expenses:
Selling, general and administrative	9,944	10,088
Amortization of goodwill and other intangible assets	686	844
Research and development	3,774	5,793
Restructuring charges	—	3,735
Asset impairments	—	1,607

Total operating expenses	14,404	22,067

Operating income (loss)	6,149	(3,713)

Other income (expense):
Interest, net	198	(169)
Other, net	24	(51)

Total other income (expense)	222	(220)

Income (loss) before income taxes	6,371	(3,933)
Provision for income taxes	2,102	(1,298)

Net income (loss)	$4,269	$(2,635)

Earnings (loss) per share:
-Basic	$0.15	$(0.09)

-Diluted	$0.15	$(0.09)

Weighted average common shares outstanding:
-Basic	27,830	28,607

-Diluted	29,378	28,607

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except earnings per share)

	Six Months Ended
	April 1, 2001	March 31, 2002
Net sales	$126,136	$111,987
Cost of sales	85,609	71,814

Gross profit	40,527	40,173

Operating expenses:
Selling, general and administrative	19,884	19,207
Amortization of goodwill and other intangible assets	1,359	1,936
Research and development	7,197	10,947
Restructuring charges	—	3,735
Asset impairments	—	1,607

Total operating expenses	28,440	37,432

Operating income	12,087	2,741

Other income (expense):
Interest, net	356	(330)
Other, net	46	16

Total other income (expense)	402	(314)

Income before income taxes	12,489	2,427
Provision for income taxes	4,121	801

Net income	$8,368	$1,626

Earnings per share:
-Basic	$0.30	$0.06

-Diluted	$0.29	$0.06

Weighted average common and common equivalent shares outstanding:
-Basic	27,826	28,469

-Diluted	29,358	29,987

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(amounts in thousands)

	Six months ended
	April 1, 2001	March 31, 2002
Cash flows from operating activities:
Net income	$8,368	$1,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,063	7,227
Provision for doubtful accounts	(453)	266
Loss on retirement and disposition of assets	—	591
Impairment of assets	—	1,607
Changes in assets and liabilities:
Accounts receivable	(1,498)	2,528
Inventories	1,410	(1,139)
Other current assets	(1,635)	(909)
Other assets	900	—
Accounts payable	157	(2,828)
Accrued liabilities	(1,030)	(5,160)
Income taxes payable	(2,842)	(2,028)

Net cash provided by operating activities	9,440	1,781

Cash flow from investing activities:
Purchases of property and equipment	(6,590)	(12,151)
Changes in other assets	863	(7)

Net cash used in investing activities	(5,727)	(12,158)

Cash flows from financing activities:
(Decrease) increase in note payable to banks	(1,001)	8
Payments of notes payable to others	(667)	(672)
Decrease in other long-term liabilities	(127)	(315)
Exercise of employee stock options	1,751	2,427

Net cash (used in) provided by financing activities	(44)	1,448

Effect of exchange rate changes on cash	(29)	(57)

Net increase (decrease) in cash and cash equivalents	3,640	(8,986)
Cash and cash equivalents at beginning of period	30,460	24,808

Cash and cash equivalents at end of period	$34,100	$15,822

In March, 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for a $2.5 million convertible note related to the acquisition from Infinesse Corp.

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

2.    INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 30, 2001	March 31, 2002
Raw materials	$14,751	$15,287
Work in process	23,565	25,637
Finished goods	20,573	19,104

	$58,889	$60,028

3.    CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, the Company vigorously contests any assertion that the subsidiary is the cause of the contamination. In November 1998, the Company signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed the Company for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) agreed to indemnify and protect the Company against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation. In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is involved in various pending litigation matters, arising out of the normal conduct of its business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income and comprehensive (loss) of the Company for the quarters ended April 1, 2001 and March 31, 2002 was $4,269,000 and $(2,686,000), respectively. Total comprehensive income for the six months ended April 1, 2001 and March 31, 2002 was $8,339,000 and $1,568,000, respectively.

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

Earnings per share for the respective quarters and respective six months ended April 1, 2001 and March 31, 2002 were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Six Months Ended
	April 1, 2001	March 31, 2002	April 1, 2001	March 31, 2002
BASIC
Net income (loss)	$4,269	$(2,635)	$8,368	$1,626

Weighted-average common shares outstanding	27,830	28,607	27,826	28,469

Basic earnings (loss) per share	$0.15	$(0.09)	$0.30	$0.06

DILUTED

Net income (loss)	$4,269	$(2,635)	$8,368	$1,626
Interest savings from assumed conversions of convertible debt, net of income taxes	29	—	59	51

Net income (loss) assuming conversions	$4,298	$(2,635)	$8,427	$1,677

Weighted-average common shares outstanding for basic	27,830	28,607	27,826	28,469
Dilutive effect of stock options	1,214	—	1,198	1,227
Dilutive effect of convertible debt	334	—	334	291

Weighted-average common shares outstanding on a diluted basis	29,378	28,607	29,358	29,987

Diluted earnings (loss) per share	$0.15	$(0.09)	$0.29	$0.06

Approximately 39,000 and 4,705,000 options were not included in the computation of diluted EPS in the second quarters of fiscal years 2001 and 2002, respectively, and 32,000 and 1,085,000 options were not included in the computation of diluted EPS in the first six months fiscal years 2001 and 2002, respectively, as they would have been antidilutive.

6.    RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method is prohibited. The acquisitions of New England Semiconductor Corp. and Compensated Devices, Inc. in August, 2001 were accounted for under the provisions of SFAS No. 141. Further, goodwill and other intangible assets acquired in these acquisitions were subject immediately to the provisions of SFAS No. 142. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. The Company is currently evaluating the Company-wide impact of adopting SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement will be effective for the Company no later than the first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS No. 144.

7.    SEGMENT INFORMATION

The Company’s reportable operating segments are based on geographic location and the measure of segment profit is income from operations.

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

Financial information by geographic segments is as follows (amounts in thousands):

	Six Months Ended
	April 1, 2001	March 31, 2002
Net sales:
United States
Sales to unaffiliated customers	$111,338	$100,218
Intergeographic sales	13,608	11,138
Europe
Sales to unaffiliated customers	12,995	11,696
Intergeographic sales	2,364	2,000
Asia
Sales to unaffiliated customers	1,803	73
Intergeographic sales	2,299	567
Eliminations of intergeographic sales	(18,271)	(13,705)

	$126,136	$111,987

Income from operations:
United States	$ 11,425	$ 2,458
Europe	515	499
Asia	147	(216)

Total	$ 12,087	$ 2,741

Capital expenditures:
United States	$ 6,434	$ 12,029
Europe	156	122

Total	$ 6,590	$ 12,151

Depreciation and amortization:
United States	$ 5,829	$ 7,061
Europe	118	119
Asia	116	47

Total	$ 6,063	$ 7,227

	September 30, 2001	March 31, 2002
Identifiable assets:
United States	$224,271	$219,013
Europe	10,609	9,968
Asia	5,291	4,529

Total	$240,171	$233,510

8.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In January 2002, the Company announced its Capacity Optimization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. During the quarter ended March 31, 2002, the Company recorded restructuring charges of $3,735,000 ($2,502,000 after tax, or $0.09 per share on a diluted basis), and asset impairments of $3,188,000 ($2,136,000 after tax, or $0.07 per share on a diluted basis).

The restructuring charges of $3,735,000 primarily represent exit costs related to the Company’s consolidation of its Massachusetts operations, including closure of its Watertown and Melrose plants. The exit costs include employee severance, contract cancellations, facility closure costs and write-off of equipment under construction that was abandoned at the Watertown plant as a result of the plant closure.

The employee severance includes termination benefits for 189 employees as part of the Company’s involuntary termination plans at the Company’s plants in Watertown and Melrose, Massachusetts and Scottsdale, Arizona. The severance costs represent approximately $660,000 related to management positions. The Company expects these employee reductions to be completed by the end of the Company’s 2002 fiscal year.

The asset impairment charges are comprised of an inventory write-down of $1,581,000 and an equipment write-down of $1,607,000. The inventory write-down represents the carrying value of non-strategic inventory to be disposed of in connection with the closure of the Company’s Watertown plant and discontinuation of a product line. The write-down of equipment relates to equipment used to produce the discontinued product line. The equipment will be disposed of by September 2002.

The liability balance is included in Accrued Liabilities in the consolidated balance sheet at March 31, 2002. The following table reflects the activity of the liability balance for the quarter ended March 31, 2002 (amounts in 000s):

	Workforce Reductions	Plant Closures	Asset Impairments	Total
Provision	$2,100	$1,635	$3,188	$6,923
Cash expenditures	(240)	—	—	(240)
Non-cash write-offs included in cost of sales	—	—	(1,581)	(1,581)
Other non-cash write-offs	—	(577)	(1607)	(2,184)

Balance at March 31, 2002	$1,860	$1,058	$—	$2,918

9.    SUBSEQUENT EVENT

On May 7, 2002, the Company entered into an agreement to sell the assets, including the real property, of Microsemi RF Products, Inc., a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to Advanced Power Technology Inc., of Bend, Oregon. Under the agreement, the Company would receive $12.2 million in cash. The sale is expected to be consummated during the fiscal third quarter.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found below. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

INTRODUCTION

Microsemi Corporation (“Microsemi” or the “Company”) is a global supplier of commercial and high-reliability analog and mixed-signal integrated circuits (“IC”) and power and signal discrete semiconductors serving the satellite, telecommunications, digital media, computer and peripherals, military/aerospace, industrial/commercial, and medical markets.

The Company’s IC products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. The Company’s integrated circuit products are used in computers, data storage, lighting, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Major discrete products of the Company are silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors and a family of subminiature high power transient suppressor diodes. The Company also manufactures discrete semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and computer switching diodes used in computer systems. A partial list of applications of the Company’s discrete semiconductor products includes: heart pacer transient shock protector diodes (where the Company believes it is the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

The Company currently serves a broad group of customers including Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Astrium, Universal Semiconductor, Motorola, Alcatel, and Medtronic.

The Company closed Microsemi PPC Inc. (“PPC”) in March 2001 and ceased the operations at Microsemi (H.K.) Ltd. (“Hong Kong”) in June 2001. On August 2, 2001, Microsemi NES, Inc. (“MNES”), a wholly-owned subsidiary of the Company, acquired the assets of New England Semiconductor Corp. and its wholly-owned subsidiary, of Lawrence, Massachusetts (“NES”). On August 15, 2001, Microsemi CDI, Inc. (“MCDI”), a wholly-owned subsidiary of the Company, acquired the assets of Compensated Devices, Inc., of Melrose, Massachusetts (“CDI”). In the second quarter of fiscal year 2002, the Company started the restructuring/consolidations of Microsemi Watertown Inc., of Watertown, Massachusetts (“Watertown”) and MCDI into other operations of the Company.

Results Of Operations For The Quarter Ended April 1, 2001 Compared To The Quarter Ended March 31, 2002.

Net sales decreased $8.1 million, from $63.1 million for the second quarter of fiscal year 2001 to $55.0 million for the second quarter of fiscal year 2002. The decrease was primarily attributable to a decline in products sold to the PC, mobile telephone and industrial markets and by the reduction or elimination of revenues generated by subsidiaries that were closed, partially offset by the additions of MNES and MCDI. For the second quarter of fiscal year 2001, PPC and Hong Kong had revenues of $1.6 million and $0.8 million, respectively. For the second quarter of fiscal year 2002, MNES and MCDI had revenues of $3.5 million and $2.9 million, respectively.

Gross profit decreased $2.2 million, from $20.6 million for the second quarter of fiscal year 2001 to $18.4 million for the second quarter of fiscal year 2002. Gross profit decreased primarily as a result of the decline in sales. As a percentage of sales, gross profit was 32.6% for the second quarter of fiscal year 2001, compared to 33.4% for the second quarter of fiscal year 2002. This increase in gross profit as a percentage of sales was due primarily to certain cost control measures, higher margins on new products and the closure of PPC and Hong Kong, which had lower gross margins, partially offset by lower sales from continuing operations and the write off of $1.6 million of inventories related to the consolidation of the Watertown operations. In the first quarter of fiscal year 2001, PPC and Hong Kong had gross profit of $0.9 million and $0.2 million, respectively. In the second quarter of fiscal year 2002, each of MNES and MCDI had gross profit of $1.2 million.

Selling, general and administrative expenses increased from $9.9 million for the second quarter of fiscal year 2001 to $10.1 million for the second quarter of fiscal year 2002, primarily due to the additions of MNEC and MCDI, partially offset by the closure of PPC and Hong Kong.

Research and development expenses increased $2.0 million, from $3.8 million for the second quarter of fiscal year 2001 to $5.8 million for the second quarter of fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products, including Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers and Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications.

Amortization of goodwill and other intangible assets increased $0.2 million, due to the increase of non-goodwill intangible assets related to the acquisitions of NES and CDI.

The Company recorded $1.6 million of asset impairments because Management believes estimated future revenues from the impaired assets will be lower than previously anticipated as a result of management’s decision to discontinue a product line. Restructuring charges of $3.7 million included $2.0 million of severance payments for terminated employees and $1.7 million for facility related expenses, which included write-off of $0.6 million of construction in progress, $0.7 million in clean up cost and $0.4 million for penalties related to cancellations of certain contracts with suppliers (see Note 8).

The Company earned less interest income in the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001 due to lower cash balances and incurred additional interest expense under the notes payable related to the acquisitions of MNES and MCDI.

The effective tax rate for each of the quarters ended April 1, 2001 and March 31, 2002 was 33.0%.

Results Of Operations For The Six Months Ended April 1, 2001 Compared To The Six Months Ended March 31, 2002.

Net sales decreased $14.1 million, from $126.1 million for the first six months of fiscal year 2001 to $112.0 million for the first six months of fiscal year 2002. The decrease was primarily attributable to a decline in products sold to the PC, mobile telephone and industrial markets and by the reduction or elimination of revenues generated by subsidiaries that were closed, partially offset by the additions of MNES and MCDI. For the first six months of fiscal year 2001, PPC and Hong Kong had revenues of $2.8 million and $1.8 million, respectively. For the first six months of fiscal year 2002, MNES and MCDI had revenues of $7.3 million and $5.8 million, respectively.

Gross profit decreased $0.3 million, from $40.5 million for the first six months of fiscal year 2001 to $40.2 million for the first six months of fiscal year 2002. Gross profit decreased primarily as a result of the decline sales. As a percentage of sales, gross profit was 32.1% for the first six months of fiscal year 2001, compared to 35.9% for the corresponding period of fiscal year 2002. This increase in gross profit as a percentage of sales was due primarily to certain cost control measures, higher margins on new products and the closure of Hong Kong and PPC, partially offset by lower sales from continuing operations and the write off of $1.6 million of inventories related to the consolidation of the Watertown operations. In the first six months of fiscal year 2001, PPC and Hong Kong had gross profit of $1.2 million and $0.4 million, respectively. In the first six months of fiscal year 2002, MNES and MCDI had gross profit of $2.1 million and $2.2 million, respectively.

Selling, general and administrative expenses decreased $0.7 million from $19.9 million for the first six months of fiscal year 2001 to $19.2 million for the first six months of fiscal year 2002, primarily due to the closure of Hong Kong and PPC and lower commission expenses, which resulted from lower sales, partially offset by the additions of MNES and MCDI.

Research and development expenses increased $3.7 million, from $7.2 million for the first six months of fiscal year 2001 to $10.9 million for the first six months of fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products, including Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers and Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications.

Amortization of goodwill and other intangible assets increased $0.6 million, due to the increase of non-goodwill intangible assets related to the acquisitions of MNES and MCDI.

The Company recorded $1.6 million of asset impairments because Management believes estimated future revenues from the impaired assets will be lower than previously anticipated as a result of management’s decision to discontinue a product line. Restructuring charges of $3.7 million included $2.0 million of severance payments for terminated employees and $1.7 million for facility related expenses, which included write-off of $0.6 million of construction in progress, $0.7 million in clean up cost and $0.4 million for penalties related to cancellations of certain contracts with suppliers (see Note 8).

The effective income tax rate was 33.0% in the six months ended April 1, 2001 and March 31, 2002, respectively.

Capital Resources And Liquidity

Net cash provided by operating activities was $9.4 million and $1.8 million for the first six months of fiscal years 2001 and 2002, respectively. The $7.6 million decrease in net cash provided by operating activities was a result of the $6.7 million decline in income and the combined effect of differences in depreciation and amortization, loss on retirement and disposition of assets, impairment of assets, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities. The decreases in accounts receivable, accounts payable and accrued liabilities and the increase in inventories were primarily due to lower sales and lower accrued profit sharing.

Net cash used in investing activities was $5.7 million and $12.2 million for the first six months of fiscal years 2001 and 2002, respectively. The $6.5 million increase of net cash used in investing activities was primarily due to a higher amount of purchases of property and equipment.

Net cash (used in) provided by financing activities was ($0.04) million and $1.4 million for the six months of fiscal years 2001 and 2002, respectively. The increase was primarily due to higher proceeds from exercises of employee stock options, partially offset by lower payments of debt. In March 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for the $2.5 million convertible note related to the acquisition of certain assets of Infinesse Corp.

Microsemi’s operations in the six months ended March 31, 2002 were funded from cash and cash equivalents held at the beginning of the period and with internally generated funds.

The Company has maintained a $30 million credit line with a bank, which includes a facility to issue letters of credit. As of March 31, 2002, $4.1 million was outstanding in the form of letters of credit and there was $25.9 million available under this credit facility. The credit line expires in March 2003 and is collateralized by substantially all of the assets of the Company.

At March 31, 2002, Microsemi had $15.8 million in cash and cash equivalents.

As of March 31, 2002, Microsemi was in compliance with the covenants required by its banks and lessors.

During the last six months of fiscal year 2002, the Company’s commitments include approximately $10.0 million for the repayment of the promissory notes issued by the Company to purchase the assets of NES and CDI, and $2.5 million for the consolidation of Watertown and MCDI into other facilities. The Company has the option to issue stock in payment of the entire amount due, including interest, under these promissory notes, based on then prevailing market prices. Such stock, if issued, is required to be resold over time and in limited amounts in any one trading day.

The Company also continues its program of consolidating its facilities. The Company has entered into an agreement under which the Company would receive $12.2 million in cash from the sale of the assets, including the real property, of Microsemi RF Products, Inc., Microsemi’s wholly-owned subsidiary based in Montgomeryville, Pennsylvania to Advanced Power Technology Inc., of Bend, Oregon. The sale should be consummated during the fiscal third quarter. The Company also intends to sell real property in Watertown, Massachusetts, where Microsemi’s wholly-owned subsidiary is exiting the facility and relocating its manufacturing operations to other existing facilities. Microsemi is expected to complete a sale for cash during the fiscal third quarter. Currently the price being negotiated is approximately $8 million. Consistent with its consolidation of facilities, further plant consolidations are anticipated in the longer-term. The realization of such proceeds is not certain; however, the Company is not reliant upon such proceeds for its cash needs. Such proceeds, if and when received, should enhance the Company’s cash position; however, Management believes that the Company’s ability to meet its cash needs is not at all dependent upon the receipt of such proceeds.

Based upon information currently available, management believes that Microsemi can meet its current operating cash, debt service requirements, restructuring cash requirements and capital commitments with cash balances of $15.8 million at March 31, 2002, internally generated funds from ongoing operations as well as, if necessary, its available borrowings.

Limited Business Outlook

Business outlook for the third quarter is improved over the second quarter. Although the anticipated improvement in military orders has been slower to develop than anticipated, military order rates are expected to accelerate in the next two quarters. This is based upon contract awards and expectations reported by prime and second tier government suppliers as well as expectations for the 2003 defense budget. The positive book-to-bill ratio for the quarter is essentially due to growth in commercial markets. Revenues in the third quarter are expected to be $56 to $58 million and diluted pro forma EPS is expected to be $0.09 to $0.11.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include those that contain words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. Microsemi does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that Microsemi will be able to meet its current operating cash and debt service requirements, that Microsemi will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect the Company materially or adversely, that Microsemi will retain existing key personnel, that Microsemi’s forecasts will reasonably anticipate market demand for its products, and that there will be no other material adverse change in its operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause Microsemi to alter its internal forecasts, which may in turn affect expectations or future results. Microsemi Corporation does not undertake to announce publicly these changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements.

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

The inclusion of forward-looking information should not be regarded as a representation by Microsemi or any other person that Management’s objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” in the Annual Report in the Form 10-K as filed with the Securities and Exchange Commission on December 24, 2001, and elsewhere in that Form 10-K, including but not limited to, under the headings, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the financial statements included therein.

Although the readers may also refer to the risk factors in the previous filings of the company, Microsemi is setting out some of the more relevant risk factors below in full for the convenience of the readers:

Downturns in the highly cyclical semiconductor industry would adversely affect Microsemi operating results and the value of its business.

The semiconductor industry is highly cyclical, and the value of Microsemi’s business may decline during the “down” portion of these cycles. During recent years, the Company as well as many others in its industry, experienced significant declines in the pricing of, as well as demand for, products and lower facilities utilization. The market for semiconductors has experienced, and may experience renewed, possibly more severe and prolonged, downturns in the future. The markets for Microsemi’s products depend on continued demand in the mobile connectivity, telecommunications, computers/peripherals, military and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected Microsemi’s operating results and financial condition.

The semiconductor business is highly competitive and increased competition could reduce the value of Microsemi.

The semiconductor industry, including the areas in which the Company does business, is highly competitive. The Company expects intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. The Company anticipates that its average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth outside the United States; the slowdown in capital spending that followed the “dot-com” collapse, and effects of the tragic events of terrorism on September 11, 2001. The Company competes in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than the Company has, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with Microsemi may introduce competing products in the future. The Company has numerous competitors. Some of Microsemi’s current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Alpha Industries, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of Microsemi’s competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Alpha Industries, Inc. The Company may not be able to compete successfully in the future or competitive pressures may harm its financial condition, operating results or cash flows.

New technologies could result in the development of competing products and a decrease in demand for Microsemi’s products.

Microsemi’s financial performance depends on its ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Microsemi’s failure to develop new technologies or to react to changes in existing technologies could materially delay its development of new products, which could result in product obsolescence, decreased revenues and/or a loss of its market share to competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize much of the semiconductor industry. A fundamental shift in technologies in Microsemi’s product markets could have a material adverse effect on its competitive position within the industry.

Failure to protect Microsemi’s proprietary technologies or maintain the right to use certain technologies may negatively affect Microsemi’s ability to compete.

The Company relies heavily on its proprietary technologies. Microsemi’s future success and competitive position may depend in part upon its ability to obtain or maintain protection of certain proprietary technologies used in its principal products. The Company does not have significant patent protection, and does not generally apply for patents, on many aspect of Microsemi’s technology. Microsemi’s reliance upon protection of some of its technology as “trade secrets” will not necessarily protect the Company from the use by other persons of Microsemi’s technology, or their use of technology that is similar or superior to that which is embodied in Microsemi’s trade secrets. Others may be able to independently duplicate or exceed Microsemi’s technology in whole or in part. The Company may not be successful in maintaining the confidentiality of its technology, dissemination of which could have a material adverse effect on Microsemi’s business. In addition, litigation may be necessary to determine the scope and validity of Microsemi’s proprietary rights. In instances in which the Company holds any patents or patent licenses, any patents held by Microsemi may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide Microsemi competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting Microsemi’s proprietary rights may require the Company to defend claims of intellectual property infringement by Microsemi’s competitors. While the Company is not currently engaged as a defendant in intellectual property litigation that the Company believes will have a material adverse effect, the Company could become subject to lawsuits in which it is alleged that the Company has infringed upon the intellectual property rights of others.

If any such infringements exist, arise or are claimed in the future, the Company may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change Microsemi’s processes or products or expend significant resources to develop or acquire non-infringing technologies. The Company may not be successful in such efforts or such licenses may not be available under reasonable terms. Microsemi’s failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have a material adverse effect on Microsemi’s operating results, financial condition and cash flows.

Future business could be adversely affected by delays in production of compound semiconductor technology.

The Company utilizes process technology to manufacture compound semiconductors such as gallium arsenide (GaAs), indium gallium phosphide (InGaP), silicon germanium (SiGe), indium gallium arsenide phosphide (InGaAsP) and silicon carbide (SiC) primarily to manufacture semiconductor components. The Company is pursuing this development effort internally as well as with third party foundries. Microsemi’s efforts sometimes may not result in commercially successful products. Certain of Microsemi’s competitors offer this capability and Microsemi’s customers may purchase their requirements for these products from Microsemi’s competitors. The third party foundries that the Company uses may delay or fail to deliver to Microsemi technology and products. Microsemi’s business and prospects could be materially and adversely affected by delay or Microsemi’s failure to produce these products.

Future compound semiconductor products may not successfully compete with silicon-based products.

Microsemi’s choices of technologies for development and future implementation may not reflect future market demand. The production of GaAs, InGaP, SiGe, InGaAsP or SiC integrated circuits is more costly than the production of silicon circuits, and the Company believes it will continue in the future to be more costly. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, the Company must offer products that provide vastly superior performance to that of silicon for specific applications in order for them to be competitive with silicon products. If the Company does not offer products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, Microsemi’s operating results may be materially and adversely affected. In addition, other alternatives exist and are being developed, and may have superior performance or lower cost.

The Company may not be able to develop new products to satisfy changes in demand.

The Company may be unsuccessful in its efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render Microsemi’s products or technologies obsolete or noncompetitive. In addition, to remain competitive, the Company must continue to reduce package sizes, improve manufacturing yields and expand its sales. The Company may not be able to accomplish these goals.

The Company must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.

The Company sells products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, the Company must commit resources to the production of products without any advance purchase commitments from customers. Microsemi’s inability to sell products after the Company devotes significant resources to them could have a material adverse effect on Microsemi’s business, financial condition, results of operations and cash flows.

Variability of Microsemi’s manufacturing yields may affect its gross margins.

Microsemi’s manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit’s design and Microsemi’s experience in manufacturing that type of integrated circuit. The Company has in the past experienced difficulties in achieving planned yields, which have adversely affected Microsemi’s gross margins.

The fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields. These difficulties include:

•	Defects in masks, which are used to transfer circuit patterns onto Microsemi’s wafers;

•	Impurities in the materials used;

•	Contamination of the manufacturing environment; and

•	Equipment failure.

Because a large portion of Microsemi’s costs of manufacturing is relatively fixed, and average selling prices for Microsemi’s products tend to decline over time, it is critical for Microsemi to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve its results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect Microsemi’s operating results and have done so in the past. Moreover, Microsemi’s process technology has primarily used standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon integrated circuit devices. The Company may be unable to continue to improve yields in the future, and the Company may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, Microsemi’s results of operations could be materially and adversely affected.

Inventories may become obsolete.

The life cycles of some of Microsemi’s products depend heavily upon the life cycles of the end products into which Microsemi’s products are designed. Products with short life cycles require Microsemi to manage closely its production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. For instance, in fiscal year 1999, the Company recorded a charge of $6.0 million for obsolete inventory. The Company may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for Microsemi’s products or the estimated life cycles of the end products into which Microsemi’s products are designed.

International operations and sales expose Microsemi to material risks.

Revenues from foreign markets represent a significant portion of total revenues. The Company maintains facilities or contracts with entities in Thailand, the Philippines, Taiwan, Ireland, Hong Kong, India, Mexico and China. There are risks inherent in doing business internationally, including:

•	Changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which the Company manufacture or sell its products;

•	Trade restrictions;

•	Transportation delays;

•	Work stoppages;

•	Economic and political instability;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect Microsemi’s products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of Microsemi’s technology and products may be greater in those foreign countries. Although the Company has not experienced any material adverse effect on Microsemi’s operating results as a result of these and other factors, the Company may experience a material adverse effect on its financial condition, operating results and cash flows in the future.

Delays in beginning production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect Microsemi’s manufacturing efficiencies.

Microsemi’s manufacturing efficiency will be an important factor in its future profitability, and the Company may be unsuccessful in its efforts to maintain or increase its manufacturing efficiency. Microsemi’s manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. The Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, the Company have experienced delays in product deliveries and reduced yields. The Company may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing its process technologies, any of which could result in a loss of future revenues. Microsemi’s operating results also could be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Interruptions, delays or cost increases affecting Microsemi’s materials, parts, equipment or subcontractors may impair its competitive position.

Microsemi’s manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Microsemi’s results of operations could be adversely affected if the Company is unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although the Company generally uses materials, parts and equipment available from multiple suppliers, the Company has a limited number of suppliers for some materials, parts and equipment. While the Company believes that alternate suppliers for these materials, parts and equipment are available, an interruption could materially impair Microsemi’s operations.

Some of Microsemi’s products are assembled and tested by third-party subcontractors. The Company generally does not have any long-term agreements with these subcontractors. As a result, the Company may not have assured control over its product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, the Company could experience delays in the shipment of its products if the Company is forced to find alternate third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on Microsemi’s operating results, financial condition and cash flows. Microsemi’s operations and ability to satisfy customer obligations could be adversely affected if its relationships with these subcontractors were disrupted or terminated.

The Company depends on third party subcontractors in Asia for assembly and packaging of a portion of Microsemi’s products. The packaging of Microsemi’s products is performed by a limited group of subcontractors and some of the raw materials included in Microsemi’s products are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm Microsemi’s business and operating results. In the event that any of Microsemi’s subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, Microsemi’s operating results would suffer until alternate subcontractors, if any, were to become available.

Fixed costs may reduce operating results if Microsemi’s sales fall below expectations.

Microsemi’s expense levels are based, in part, on its expectations as to future sales. Many of Microsemi’s expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The decreasing lead times between orders and shipments and customers’ ordering practices could adversely affect Microsemi’s ability to project future sales. The Company may be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales may materially and adversely affect Microsemi’s operating results.

Reliance on government contracts for a portion of Microsemi’s sales could have a material adverse effect on results of operations.

Some of Microsemi’s sales in are derived from customers whose principal sales are to the United States Government. If the Company experiences significant reductions or delays in procurements of its products by the United States Government or terminations of government contracts or subcontracts, Microsemi’s operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with Microsemi for cause or for convenience. The Company has in the past experienced terminations of government contracts. Certain contracts are also subject to price renegotiation in accordance with U.S. Government procurement provisions. The Company cannot guarantee that it will not experience terminations or renegotiations of government contracts in the future. A portion of Microsemi’s sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Since fiscal year 1990, the Company have experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding. Furthermore, on August 22, 1994, the DOD adopted acquisition reform. Thereafter, the policy has been to utilize best commercial practices instead of mandatory use of military standard parts. Military-related business has declined as a percentage of net sales since fiscal year 1990.

There may be unanticipated costs associated with increasing Microsemi’s capacity.

The Company anticipates that future growth of its business may require increased manufacturing capacity. The Company is in the process of converting a portion of its existing silicon device manufacturing capacity to compound semiconductor production capability. Expansion activities such as these are subject to a number of risks, including:

•	Unavailability or late delivery of the advanced, and often customized, equipment used in the production of Microsemi’s products;

•	Delays in bringing new production equipment on-line;

•	Delays in supplying products to Microsemi’s existing customers; and

•	Unforeseen environmental or engineering problems relating to existing or new facilities.

These and other risks may affect the ultimate cost and timing of Microsemi’s present or future expansion of its capacity.

Microsemi may fail to attract or retain the qualified technical, sales, marketing and managerial personnel required to operate its business successfully.

Microsemi’s future success depends, in part, upon its ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, its business, financial condition and results of operations could be materially and adversely affected.

Failure to manage expansion effectively could adversely affect Microsemi’s ability to increase revenues and improve earnings.

Microsemi’s ability to successfully offer its products in the semiconductor market requires effective planning and management processes. Microsemi’s past growth, and its expected future growth, may place a significant strain on its management systems and resources, including Microsemi’s financial and managerial controls, reporting systems and procedures. In addition, the Company will need to continue to train and manage its workforce worldwide.

Microsemi may engage in future acquisitions that dilute the ownership interests of its stockholders, cause the Company to incur debt and assume contingent liabilities.

As part of Microsemi’s business strategy, the Company expects to review acquisition prospects that would complement its current product offerings, enhance its design capability or offer other growth opportunities. While the Company have no current agreements and no active negotiations underway with respect to any acquisitions, the Company may acquire businesses, products or technologies in the future. In the event of future acquisitions, the Company could:

•	Use a significant portion of its available cash;

•	Issue equity securities, which would dilute current stockholders’ percentage ownership;

•	Incur substantial debt;

•	Incur or assume contingent liabilities, known or unknown;

•	Incur expenses related to goodwill or other intangibles; and

•	Incur large, immediate accounting write-offs.

Such actions by Microsemi could harm its operating results and/or the price of its common stock.

Microsemi has acquired and may acquire other companies and may be unable successfully to integrate such companies with its operations.

The Company has in the past acquired a number of businesses or companies, and additional product lines and assets. The Company may continue to expand and diversify its operations with additional acquisitions. If the Company is unsuccessful in integrating these companies or product lines with its operations, or if integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse effect on its business, financial condition and results of operations. Some of the risks that may affect Microsemi’s ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	Unexpected losses of key employees or customers of the acquired company;

•	Conforming the acquired company’s standards, processes, procedures and controls with Microsemi’s operations;

•	Coordinating Microsemi’s new product and process development;

•	Hiring additional management and other critical personnel;

•	Increasing the scope, geographic diversity and complexity of Microsemi’s operations;

•	Difficulties in consolidating facilities and transferring processes and know-how;

•	Other difficulties in the assimilation of acquired operations, technologies or products;

•	Diversion of management’s attention from other business concerns; and

•	Adverse effects on existing business relationships with customers.

The Company has sold or disposed of certain subsidiaries or divisions with a resulting reduction in volume that may not be replaceable in the ordinary course.

Since the beginning of fiscal year 2001, the Company closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). The Company currently anticipates closure or sale of additional facilities accounting for some portion of its revenues and net income. Closure or disposition of facilities may result in loss of revenues. The Company may be unsuccessful in its efforts to replace the revenues and income of those discontinued operations. While the Company hopes to increase its manufacturing capacity utilization rates at remaining operations, the remaining operations also will bear the corporate administrative and overhead costs which had been allocated to the discontinued business units.

Microsemi’s products may be found to be defective and the Company may not have sufficient liability insurance.

One or more of Microsemi’s products may be found to be defective after the Company has already shipped the products in volume, requiring a product replacement or recall. The Company may also be subject to product returns that could impose substantial costs and have a material and adverse effect on its business, financial condition and results of operations. Microsemi’s aerospace (including aircraft), military, medical and satellite businesses in particular expose the Company to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications.

The Company may be subject to product liability claims with respect to its products. Microsemi’s product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for Microsemi or may become unavailable to Microsemi in the future. The Company may not have sufficient resources to satisfy any product liability claims not covered by its insurance.

Environmental liabilities could adversely impact Microsemi’s financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in Microsemi’s semiconductor manufacturing processes. In addition, under some laws and regulations, the Company could be held financially responsible for remedial measures if Microsemi’s properties are contaminated or if the Company sends waste to a landfill or recycling facility that becomes contaminated, even if the Company did not cause the contamination. Also, the Company may be subject to common law claims if the Company releases substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject the Company to serious liabilities and could have a material adverse effect on its operating results and financial condition.

In the conduct of Microsemi’s manufacturing operations the Company has handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved such hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, the Company has an agreement with prior owners of Microsemi’s property concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. The Company has agreed to pay 10% and they have agreed to pay 90% of these costs. They have also agreed to indemnify the Company from claims by third parties. The Company is not yet able to predict a possible range of the total additional costs that may be incurred in connection with this property.

Some of Microsemi’s facilities are located near major earthquake fault lines.

Microsemi’s headquarters and two of Microsemi’s major operating facilities, and certain other critical business operations are located near major earthquake fault lines. The Company could be materially and adversely affected in the event of a major earthquake. Although the Company maintains earthquake insurance, the insurance coverage may be insufficient, and in the future Microsemi’s insurance coverage may be limited or discontinued.

Delaware law and Microsemi’s charter documents contain provisions that could discourage or prevent a potential takeover of Microsemi that might otherwise result in Microsemi’s stockholders receiving a premium over the market price for their shares.

Provisions of Delaware law and Microsemi’s certificate of incorporation and bylaws could make more difficult the acquisition of Microsemi by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without Microsemi’s Board’s approval or ratification results in dilution to the acquiror;

•
Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover.

The volatility of Microsemi’s stock price could affect the value of an investment in Microsemi’s stock and Microsemi’s future financial position.

The market price of Microsemi’s stock has fluctuated widely. Between October 1, 2001 and April 30, 2002, the closing price of Microsemi’s common stock ranged between a low of $13.00 and a high of $38.97. On May 1, 2002, Microsemi’s common stock closed at $13.19 per share. The current market price of Microsemi’s common stock may not be indicative of future market prices, and the Company may not be able to sustain or increase the value of Microsemi’s common stock. Declines in the market price of Microsemi’s stock would adversely affect Microsemi’s ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

Microsemi may have increasing difficulty to attract and hold outside Board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officer’s liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive than it had been. It has become increasingly more difficult to attract and retain qualified outside directors to serve on Microsemi’s Board.

Microsemi may not make the sales that are indicated by the order backlog and the backlog number may become less meaningful.

Lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. For these various reasons, Microsemi’s order backlog may not be an indication of future sales.

The percentage of Microsemi’s business represented by space/satellite and military products may decline. If this occurs the Company anticipate that backlog will become less meaningful. Microsemi’s space/satellite business is characterized by long lead times; however Microsemi’s other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on Microsemi’s backlog numbers or changes in backlog numbers. The Company determines backlog based on firm orders which are scheduled for delivery within 12 months.

There may be some potential effects of system outages.

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To try to manage Microsemi’s operations efficiently and effectively, the Company relies heavily on its internal information and communications systems and on systems or support services from third parties. Any of these are subject to failure. System-wide or local failures that affect Microsemi’s information processing could have material adverse effects on Microsemi’s business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

There may be potential U.S. tax effects on U.S. or foreign purchasers of common stock.

Each prospective purchaser should consult a tax advisor with respect to current and possible future tax consequences of acquiring, holding and disposing of common stock as well as any tax consequences that may arise under the laws of the U.S., any state in the U.S., or of any municipality or other local taxing jurisdiction. In addition, if you are not a citizen or resident of the U.S., or a corporation or partnership created in or organized under the laws of the U.S., or any political subdivision thereof, then you should consult your tax advisor about U.S. federal income and estate taxes, as well as foreign, state and local tax consequences that may be relevant to you in light of your personal circumstances.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and changes in interest rates. Market risk is the potential loss arising from adverse changes in exchange rates and prices.

The Company conducts business in a number of foreign currencies, principally those of Europe and Asia, directly or in its foreign operations. The Company may receive some revenues in foreign currencies and purchase some inventory in foreign currencies. Accordingly, Microsemi is exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of the Company’s business. Also these currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on Microsemi’s revenues or results of operations. However, there can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on the results of operations, cash flows and financial condition of the Company. The largest foreign currency exposure of the Company results from activity in British pounds and the European Union Euro. The Company has not conducted a foreign currency hedging program thus far. The Company has considered and may continue to consider the adoption of a foreign currency hedging program.

The Company did not enter into derivative financial instruments and did not enter into any other financial instruments for trading, speculative purposes or managing its interest rate risk. The Company’s other financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term obligations. The Company’s exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, the Company does not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. The Company does not engage in transactions intended to hedge its exposure to changes in interest rates.

The Company maintains a $30.0 million revolving line of credit, which expires in March 2003. The line of credit is collateralized by substantially all of the assets of the Company. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at the Company’s option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

On August 2, 2001, in connection with an acquisition of operating assets, the Company issued a one-year promissory note in the original principal amount of approximately $5.8 million structured in such a way that the interest expense on the maturity date will be in a range between a minimum of approximately $0.2 million and a maximum of approximately $1.4 million. Within that range, the interest rate is related linearly to the market price of the Company’s Common Stock on the maturity date divided by its price on the issuance date. An increase in the market price of the Company’s Common Stock over the period will result in an increase in the related interest payable. The Company is recording an interest expense at the Company’s market rate at the date of acquisition.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On November 28,2000, Mil-Plus Components, Inc., had filed a complaint against the Company in the United State District Court for the Eastern District of New York in an action entitled, Mil-Plus Components, Inc. v. Microsemi Corporation, Case No. CIV 00 7068. In that action, the plaintiff alleged that the Company violated the antitrust laws of the United States and the State of New York in connection with the termination of the plaintiff as a distributor and that the Company made false oral representations to the plaintiff to the effect that the plaintiff would not be terminated as a distributor for the Company. In its complaint, the plaintiff had alleged economic damages of $50 million and, in addition, treble damages, exemplary damages and attorney’s fees. In its cross-complaint, Microsemi had sued the plaintiff for in excess of $0.2 million for non-payment for goods sold and delivered by the Company to the plaintiff. In February 2002, both of the parties in the case dismissed that case, without prejudice, and entered into discussions about potential resolution. The dismissal without prejudice terminates the existing case but does not bar either party from instituting new legal proceedings against the other party based on the same or other claims.

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	An election of the Board of Directors was held at the Annual Meeting of Stockholders held on February 26, 2002.

(b)	Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 18, 2002.

(c)	Votes were received for each of the nominees to the Board of Directors as follows:

	For	Withheld
Philip Frey, Jr.	20,730,383	4,641,890
James J. Peterson	20,482,146	4,890,127
H.K. Desai	24,868,330	503,493
Robert B. Phinizy	24,865,955	506,318
Martin H. Jurick	24,871,430	500,843
Thomas R. Anderson	24,870,680	501,593
Carmelo J. Santoro, Ph. D.	24,870,325	501,948

Item 5.    Other information

Inapplicable

Item 6.    Exhibits and Reports on Form 8–K

(d)  Exhibits:

None

(b)  Reports on Form 8–K:

None; however, after the end of the quarter which is the subject of this Report, the Company filed a Form 8-K dated April 25, 2005, filed April 26, 2002, reporting under Items 7 and 9 a press release announcing second quarter results and webcast of the Second Quarter Conference Call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MI	CROSEMI CORPORATION

By	: /s/ DAVID R. SONKSEN
David R. Sonksen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer and duly
authorized to sign on behalf of the
Registrant)

DATED: May 9, 2002