Form 10-Q
period 2002-06-30
MICROSEMI CORP
filed 2002-08-12
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 0-8866

MICROSEMI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2381 Morse Avenue, Irvine, California (Address of principal executive offices)	95-2110371 (I.R.S. Employer Identification No.) 92614 (Zip Code)

(949) 221-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on June 30, 2002 was 28,885,040.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended June 30, 2002 of Microsemi Corporation and Subsidiaries (“Microsemi” or the “Company”), the Company’s unaudited consolidated statements of cash flows for the nine months ended June 30, 2002, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the Company’s unaudited condensed balance sheets as of June 30, 2002 and as of September 30, 2001, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(amounts in thousands, except par value per share)

	September 30, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,808	$26,340
Accounts receivable less allowance for doubtful accounts, $3,584 at September 30, 2001 and $4,086 at June 30, 2002	37,950	31,111
Inventories	58,889	56,870
Deferred income taxes	12,277	12,276
Other current assets	2,072	2,520

Total current assets	135,996	129,117

Property and equipment, net	63,380	65,279
Deferred income taxes	1,671	1,671
Goodwill and other intangible assets, net	37,306	34,831
Other assets	1,818	1,489

TOTAL ASSETS	$240,171	$232,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,766	$9,879
Current maturities of long-term debt	3,573	211
Accounts payable	11,385	8,408
Accrued liabilities	22,158	17,024
Income taxes payable	6,862	5,194

Total current liabilities	53,744	40,716

Long-term debt	6,078	4,373

Other long-term liabilities	4,960	4,631

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $.20 par value; authorized 100,000 shares;issued and outstanding 28,248 and 28,885 at September 30,2001 and June 30, 2002, respectively	5,650	5,777
Capital in excess of par value of common stock	110,729	115,580
Retained earnings	60,096	62,460
Accumulated other comprehensive loss	(1,086)	(1,150)

Total stockholders’ equity	175,389	182,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,171	$232,387

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except earnings per share)

	Quarter Ended
	July 1, 2001	June 30, 2002
Net sales	$60,089	$51,466
Cost of sales	39,623	35,740

Gross profit	20,466	15,726

Operating expenses:
Selling, general and administrative	9,464	9,895
Amortization of goodwill and other intangible assets	670	965
Research and development	4,094	6,116
Restructuring charges	—	335
Asset impairments	—	80

Total operating expenses	14,228	17,391

Operating income (loss)	6,238	(1,665)

Other income (expense):
Interest, net	162	(159)
Other, net	221	2,928

Total other income	383	2,769

Income before income taxes	6,621	1,104
Provision for income taxes	2,185	364

Net income	$4,436	$740

Earnings per share:
—Basic	$0.16	$0.03

—Diluted	$0.15	$0.03

Weighted average common and common equivalent shares outstanding:
—Basic	27,992	28,877

—Diluted	29,820	29,423

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except earnings per share)

	Nine Months Ended
	July 1, 2001	June 30, 2002
Net sales	$186,225	$163,453
Cost of sales	125,232	107,554

Gross profit	60,993	55,899

Operating expenses:
Selling, general and administrative	29,348	29,102
Amortization of goodwill and other intangible	2,029	2,901
Research and development	11,291	17,063
Restructuring charges	—	4,070
Asset impairments	—	1,687

Total operating expenses	42,668	54,823

Operating income	18,325	1,076

Other income (expense):
Interest, net	518	(489)
Other, net	267	2,942

Total other income	785	2,453

Income before income taxes	19,110	3,529
Provision for income taxes	6,306	1,165

Net income	$12,804	$2,364

Earnings per share:
—Basic	$0.46	$0.08

—Diluted	$0.44	$0.08

Weighted average common and common equivalent shares outstanding:
—Basic	27,882	28,605

—Diluted	29,512	29,799

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(amounts in thousands)

	Nine Months Ended
	July 1, 2001	June 30, 2002
Cash flows from operating activities:
Net income	$12,804	$2,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,192	10,593
Bad dept expense	(1,866)	663
Gain on retirement and disposition of assets	(400)	(3,088)
Impairment of assets	—	1,679
Stock based compensation for services provided	459	—
Changes in assets and liabilities, net of dispositions:
Accounts receivable	1,175	5,025
Inventories	2,821	(1,536)
Other current assets	(2,254)	(448)
Other assets	1,350	—
Accounts payable	(2,700)	(2,977)
Accrued liabilities	(2,359)	(4,851)
Income taxes payable	(2,999)	(1,668)

Net cash provided by operating activities	15,223	5,756

Cash flows from investing activities:
Purchases of property and equipment	(10,665)	(16,158)
Changes in other assets	259	(227)
Proceeds from sales of assets	1,020	12,643

Net cash used in investing activities	(9,386)	(3,742)

Cash flows from financing activities:
Decrease in note payable to banks	(1,001)	—
Payments of notes payable to others	(946)	(2,567)
Decrease in other long-term liabilities	(125)	(329)
Exercise of employee stock options	3,177	2,478

Net cash provided by (used in) financing activities	1,105	(418)

Effect of exchange rate changes on cash	(23)	(64)

Net increase in cash and cash equivalents	6,919	1,532
Cash and cash equivalents at beginning of period	30,460	24,808

Cash and cash equivalents at end of period	$37,379	$26,340

In March, 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for a $2.5 million convertible note related to the acquisition from Infinesse Corp.

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1.    PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but in the opinion of Management of Microsemi Corporation includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the third quarter or the first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2.    INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 30, 2001	June 30, 2002
Raw materials	$14,751	$11,280
Work in process	23,565	25,984
Finished goods	20,573	19,606

	$58,889	$56,870

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

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income of the Company for the quarters ended July 1, 2001 and June 30, 2002 was $4,442,000 and $733,000, respectively. Total comprehensive income for the nine months ended July 1, 2001 and June 30, 2002 was $12,781,000 and $2,300,000, respectively.

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

Earnings per share for the respective quarters and respective nine months ended July 1, 2001 and June 30, 2002 were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
BASIC
Net income	$4,436	$740	$12,804	$2,364

Weighted-average common shares Outstanding	27,992	28,877	27,882	28,605

Basic earnings per share	$0.16	$0.03	$0.46	$0.08

DILUTED
Net income	$4,436	$740	$12,804	$2,364
Interest savings from assumed conversions of convertible debt, net of income taxes	29	—	88	53

Net income assuming conversions	$4,465	$740	$12,892	$2,417

Weighted-average common shares outstanding for basic	27,992	28,877	27,882	28,605
Dilutive effect of stock options	1,494	546	1,296	1,000
Dilutive effect of convertible debt	334	—	334	194

Weighted-average common shares outstanding on a diluted basis	29,820	29,423	29,512	29,799

Diluted earnings per share	$0.15	$0.03	$0.44	$0.08

Approximately 39,000 and 3,362,000 options were not included in the computation of diluted EPS in the third quarters of fiscal years 2001 and 2002, respectively, and 64,000 and 1,728,000 options were not included in the computation of diluted EPS in the nine months fiscal years 2001 and 2002, respectively, as they would have been antidilutive.

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

Financial information by geographic segments is as follows (amounts in thousands):

	Nine Months Ended
	July 1, 2001	June 30, 2002
Net sales:
United States
Sales to unaffiliated customers	$163,491	$145,249
Intergeographic sales	21,006	15,882
Europe
Sales to unaffiliated customers	20,298	18,131
Intergeographic sales	3,924	2,233
Asia
Sales to unaffiliated customers	2,436	73
Intergeographic sales	3,355	803
Eliminations of intergeographic sales	(28,285)	(18,918)

	$186,225	$163,453

Income (loss) from operations:
United States	$17,079	(661)
Europe	949	2,142
Asia	297	(405)

Total	$18,325	$1,076

Capital expenditures:
United States	$10,464	$15,952
Europe	201	206

Total	$10,665	$16,158

Depreciation and amortization:
United States	$8,835	$10,340
Europe	179	182
Asia	178	71

Total	$9,192	$10,593

	September 30, 2001	June 30, 2002
Identifiable assets:
United States	$224,271	217,469
Europe	10,609	10,489
Asia	5,291	4,429

Total	$240,171	$232,387

8.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In January 2002, the Company announced its Capacity Optimization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

During the quarter ended March 31, 2002, the Company recorded restructuring charges of $3,735,000, and asset impairments of $3,188,000.

During the quarter ended June 30, 2002, the Company recorded additional restructuring charges of $335,000 and additional asset impairments of $426,000.

The respective restructuring charges of $335,000 and $4,070,000 for the quarter ended June 30, 2002 and the nine months ended June 30, 2002 primarily represent exit costs related to the Company’s consolidation of its Massachusetts operations, including closure of its Watertown and Melrose plants. The exit costs include employee severance, contract cancellations, facility closure costs and write-off of equipment under construction that was abandoned at the Watertown plant as a result of the plant closure. The exit costs for the quarter ended June 30, 2002 and the nine months ended June 30, 2002 include $190,000 and $2,290,000, respectively, for employee severance and $145,000 and $1,780,000, respectively, for facility closure costs.

The employee severance costs for the quarter ended June 30, 2002 include termination benefits for 33 employees as part of the Company’s involuntary termination plans at the Company’s plants in Lowell and Melrose, Massachusetts. The severance costs for the quarter ended June 30, 2002 represent approximately $54,000 related to management positions. The employee severance for the nine months ended June 30, 2002 includes termination benefits for 222 employees as part of the Company’s involuntary termination plans at the Company’s plants in Watertown, Lowell and Melrose, Massachusetts and Scottsdale, Arizona. The severance costs for the nine months ended June 30, 2002 represent approximately $714,000 related to management positions. The Company expects its employee reductions to be completed by the end of the Company’s 2002 fiscal year.

The asset impairment charges for the quarter ended June 30, 2002 are comprised of an inventory write-down of $346,000 and an equipment write-down of $80,000. The inventory write-down represents the carrying value of non-strategic inventory to be disposed of in connection with the closure of the Company’s Watertown plant and discontinuation of a product line. The write-down of equipment relates to equipment used to produce the discontinued product line. The asset impairment charges for the nine months ended June 30, 2002 are comprised of an inventory write-down of $1,927,000 and an equipment write-down of $1,687,000. The inventory write-down for the nine months ended June 30, 2002 represents the carrying value of non-strategic inventory to be disposed of in connection with the closure of the Company’s Watertown plant and discontinuation of a product line. The write-down of equipment for the nine months ended June 30, 2002 relates to equipment used to produce the discontinued product line. The equipment will be disposed of by September 2002.

The liability balance is included in Accrued Liabilities in the consolidated balance sheet at June 30, 2002. The following table reflects the activities and the liability balance for the quarter ended June 30, 2002 (amounts in 000s):

	Workforce Reductions	Plant Closures	Asset Impairments	Total
Provision	$2,100	$1,635	$3,188	$6,923
Cash expenditures	(240)	—	—	(240)
Non-cash write-offs included in cost of sales	—	—	(1,581)	(1,581)
Other non-cash write-offs	—	(577)	(1,607)	(2,184)

Balance at March 31, 2002	1,860	1,058	—	2,918
Provision	190	145	426	761
Cash expenditures	(551)	(145)	—	(696)
Non-cash write-offs included in cost of sales	—	—	(346)	(346)
Other non-cash write-offs	—	—	(80)	(80)

Balance at June 30, 2002	$1,499	$1,058	$—	$2,557

9.    DISPOSITIONS

In June 2002, the Company completed the sale of the assets, including the real property, of Microsemi RF Products, Inc., a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to a subsidiary of Advanced Power Technology Inc., of Bend, Oregon. The Company received $11.1 million in cash, net of selling expenses, and recorded a gain of approximately $3.4 million.

In June 2002, the Company sold a building in Florida for $1.6 million and recorded a loss of approximately $0.3 million.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found below. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found below, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

The Company closed Microsemi PPC Inc. (“PPC”) in March 2001 and ceased the operations at Microsemi (H.K.) Ltd. (“Hong Kong”) in June 2001. On August 2, 2001, Microsemi NES, Inc. (“MNES”), a wholly-owned subsidiary of the Company, acquired the assets of New England Semiconductor Corp. and its wholly-owned subsidiary, of Lawrence, Massachusetts (“NES”). On August 15, 2001, Microsemi CDI, Inc. (“MCDI”), a wholly-owned subsidiary of the Company, acquired the assets of Compensated Devices, Inc., of Melrose, Massachusetts (“CDI”). In the second quarter of fiscal year 2002, the Company started the restructuring/ consolidations of Microsemi Watertown Inc., of Watertown, Massachusetts (“Watertown”) and MCDI into other operations of the Company. In June 2002, the Company completed the sale of the assets, including the real property, of Microsemi RF Products, Inc. (“RF”), a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to a subsidiary of Advanced Power Technology Inc., of Bend, Oregon. The Company believes that its Capacity Optimization and Profit Enhancement Program as of July 31, 2002, could result in future annual cost savings of as much as $10 million from the elimination of three redundant facilities and associated staff. The estimated amount of savings excludes the associated Restructuring Charges. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Results Of Operations For The Quarter Ended July 1, 2001 Compared To The Quarter Ended June 30, 2002.

Net sales decreased $8.6 million, or 14%, from $60.1 million for the third quarter of fiscal year 2001 to $51.5 million for the third quarter of fiscal year 2002. The decrease was primarily attributable to lower demand for products in the commercial aircraft, commercial space, computers and mobile handsets markets, as well as a delay in expected growth in military business and by the reduction or elimination of revenues generated by subsidiaries that were closed or sold, partially offset by the additions of MNES and MCDI. For the third quarter of fiscal year 2001, PPC, Hong Kong and RF had revenues of $0.0, $0.6 million and $3.0 million, respectively. For the third quarter of fiscal year 2002, MNES, MCDI and RF had revenues of $4.0 million and $2.5 million and $1.4 million, respectively.

Gross profit decreased $4.8 million, or 23%, from $20.5 million for the third quarter of fiscal year 2001 to $15.7 million for the third quarter of fiscal year 2002. As a percentage of sales, gross profit was 30.6% for the third quarter of fiscal year 2002, compared to 34.1% for the third quarter of fiscal year 2001. Gross profit decreased primarily as a result of two factors: 1) Costs of sales in the quarter ended June 30, 2002 included certain costs incurred associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under Generally Accepted Accounting Principals (“GAAP”). These costs included a write off of $0.3 million of inventories, $1.0 million of excess manufacturing costs at its Watertown operation, which is being closed, and $0.4 million of expenses to move MCDI from Melrose, Massachusetts to Lawrence, Massachusetts. 2) The remainder of the decrease in gross profit was due to the decline in sales. In the third quarter of fiscal year 2001, PPC had a gross loss of $0.2 million and Hong Kong and RF had gross profits of $0.2 million and $0.4 million, respectively. In the third quarter of fiscal year 2002, MNES, MCDI and RF had gross profits of $1.2 million, $0.9 million and $0.4 million, respectively.

Selling, general and administrative expenses increased $0.4 million, or 4%, from $9.5 million for the third quarter of fiscal year 2001 to $9.9 million for the third quarter of fiscal year 2002, primarily due to the additions of MNES and MCDI and $0.5 million in severance costs associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under GAAP, partially offset by the cost savings from closure of PPC and Hong Kong.

Research and development expenses increased $2.0 million, or 49%, from $4.1 million for the third quarter of fiscal year 2001 to $6.1 million for the third quarter of fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products, including Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications.

Depreciation and amortization expenses for the third quarter were $3.4 million compared to $3.1 million in the third quarter of last year. Amortization of goodwill and other intangible assets increased $0.3 million, due to the increase of non-goodwill intangible assets related to the acquisitions of the assets of NES and CDI in August 2001.

The Company recorded $0.1 million of asset impairments because Management believes estimated future revenues from the impaired assets will be lower than previously anticipated as a result of Management’s decision to discontinue a product line.

Restructuring charges of $0.3 million included $0.2 million of severance payments for terminated employees and $0.1 million for clean up costs.

The Company had $0.2 million of interest expense in the quarter ended June 30, 2002 compared to $0.2 million of interest income in the third quarter of fiscal year 2001 due to lower cash balances and additional interest expense incurred for the notes payable related to the acquisitions by MNES and MCDI.

Other income in the quarter ended June 30, 2002 included a gain of $3.4 million from the sale of RF, partially offset by a loss of $0.3 million from the sale of a building in Florida formerly used by PPC (see Note 9).

The effective tax rate for each of the respective fiscal quarters ended July 1, 2001 and June 30, 2002 was 33.0%.

Results Of Operations For The Nine Months Ended July 1, 2001 Compared To The Nine Months Ended June 30, 2002.

Net sales decreased $22.8 million, or 12%, from $186.2 million for the first nine months of fiscal year 2001 to $163.4 million for the first nine months of fiscal year 2002. The decrease was primarily attributable to lower demand for products in the commercial aircraft, commercial space, computers and mobile handsets markets, as well as a delay in expected growth in its military business and by the reduction or elimination of revenues generated by subsidiaries that were closed or sold, partially offset by the additions of MNES and MCDI. For the first nine months of fiscal year 2001, PPC, Hong Kong and RF had revenues of $2.8 million, $2.4 million, and $8.9 million, respectively. For the first nine months of fiscal year 2002, MNES, MCDI and RF had revenues of $11.1 million, $7.9 million and $6.0 million, respectively.

Gross profit decreased $5.1 million, or 8.5%, from $61.0 million for the first nine months of fiscal year 2001 to $55.9 million for the first nine months of fiscal year 2002. Gross profit decreased primarily as a result of two factors: 1) Costs of sales in the nine months ended June 30, 2002 included certain costs incurred associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under Generally Accepted Accounting Principals (“GAAP”). These costs included a write off of $1.9 million of inventories, $1.0 million of excess manufacturing cost at its Watertown operation, which is being closed, and $0.4 million of expenses to move MCDI from Melrose, Massachusetts to Lawrence, Massachusetts. 2) The remainder of the decrease in gross profit was due to the decline in sales. As a percentage of sales, gross profit was 34.2% for the first nine months of fiscal year 2002, compared to 32.8% for the first nine months of fiscal year 2001. This increase in gross profit as a percentage of sales was due primarily to certain cost control measures, higher margins on new products, the closure of Hong Kong and PPC and the sale of RF. In the first nine months of fiscal year 2001, PPC, Hong Kong and RF had gross profits of $1.0 million, $0.7 million, and $1.4 million, respectively. In the first nine months of fiscal year 2002, MNES, MCDI and RF had gross profits of $3.3 million, $3.1 million and $1.5 million, respectively.

Selling, general and administrative expenses decreased $0.2 million, or 0.5%, from $29.3 million for the first nine months of fiscal year 2001 to $29.1 million for the first nine months of fiscal year 2002, primarily due to the eliminations or reduction of expenses for Hong Kong, PPC and RF, and lower commission expenses, which resulted from lower sales, partially offset by the additions of expenses for MNES and MCDI. Selling, general and administrative expenses for the first nine months of fiscal year 2002 included $0.5 million in severance costs associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under GAAP.

Research and development expenses increased $5.8 million, from $11.3 million, or 51% for the first nine months of fiscal year 2001 to $17.1 million for the first nine months of fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products, including Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications.

Amortization of goodwill and other intangible assets increased $0.9 million due to the increase of non-goodwill intangible assets related to the acquisitions of the assets of NES and CDI in August 2001.

The Company recorded $1.7 million of asset impairments because Management believes that estimated future revenues from the impaired assets will be lower than previously anticipated as a result of Management’s decision to discontinue a product line. Restructuring charges of $4.1 million included $2.3 million of severance payments for terminated employees and $1.8 million for facility related expenses, which included write-off of $0.6 million of construction in progress, $0.8 million in clean up costs and $0.4 million for penalties related to cancellations of certain contracts with suppliers (see Note 8).

The Company had $0.5 million interest expense in the nine months ended June 30, 2002 compared to $0.5 million of interest income in the nine months ended July 1, 2001 due to lower cash balances and additional interest expense incurred for the notes payable related to the acquisitions of MNES and MCDI.

Other income in the nine ended June 30, 2002 primarily consisted of a gain of $3.4 million from the sale of RF, partially offset by a loss of $0.3 million loss from the sale of a building in Florida (see Note 9).

The effective income tax rate was 33.0% in the respective nine month periods ended July 1, 2001 and June 30, 2002, respectively.

Capital Resources And Liquidity

Net cash provided by operating activities was $15.2 million and $5.8 million for the first nine months of fiscal years 2001 and 2002, respectively. The $9.4 million, or 62%, decrease in net cash provided by operating activities was primarily a result of the $10.4 million decline in income as well as the combined effect of gain on retirements and dispositions of assets and non-cash items included in income or expense, such as depreciation and amortization, impairment of assets, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities.

Net cash used in investing activities was $9.4 million and $3.7 million for the first nine months of fiscal years 2001 and 2002, respectively. The $5.7 million, or 61%, reduction in cash used in investing activities is a result of the Company’s receiving approximately $11.1 million from the sale of RF assets and $1.6 million from the sale of a building in Florida (see Note 9) partially offset by the Company’s purchasing $5.5 million more of property and equipment in the nine months ended June 30, 2002 than in the same period of the prior fiscal year.

Net cash provided by (used in) financing activities was $1.1 million and ($0.4) million for the nine months of fiscal years 2001 and 2002, respectively. The decrease was primarily due to higher payments of debt and lower proceeds from exercises of employee stock options. In March 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for the $2.5 million convertible note related to the acquisition of certain assets of Infinesse Corp.

As a result of the foregoing, at June 30, 2002, Microsemi had $26.3 million in cash and cash equivalents, an increase of $1.5 million, or 6%, from Microsemi’s $24.8 in cash and cash equivalents at September 30, 2001.

At June 30, 2002, Microsemi had $9.0 million in total of long-term portion of long-term debt and other long-term liabilities, down $2 million, or 18%, from the total at September 30, 2001.

Accounts receivable decreased from $38.0 million at September 30, 2001 to $31.1 at the end of the third quarter. This decrease is due to three factors: lower sales, sale of a business and a shift in sales mix to commercial products.

Inventory decreased from $58.9 million at September 30, 2002 to $56.9 million at the end of the third quarter. This decrease was principally due to the sale of the RF business unit.

Nevertheless, at June 30, 2002, Microsemi had a current ratio (the ratio of short-term assets to short-term liabilities) of 3.2 to 1, an increase from such ratio at September 30, 2001, which was then 2.5 to 1.

Microsemi’s operations in the fiscal quarter and nine months ended June 30, 2002 were funded from cash and cash equivalents held at the beginning of the period and with internally generated funds.

The Company has a $30 million credit line with a bank, which includes a facility to issue letters of credit. As of June 30, 2002, $4.1 million was outstanding in the form of letters of credit and there was $25.9 million available under this credit facility. The credit line expires in March 2003 and is collateralized by substantially all of the assets of the Company.

As of June 30, 2002, Microsemi was in compliance with the covenants required by its bank, creditors and lessors.

During the fourth quarter of fiscal year 2002, the Company’s commitments include approximately $10.0 million for the repayment of the promissory notes issued by the Company to purchase the assets of NES and CDI. Accordingly, on August 2, 2002, the Company utilized $6.0 million in cash to pay in full the $5.8 million promissory note payable to NES and $0.2 million in accrued interest. Also in August 2002, the Company shall repay in cash the other $4.0 million note obligation rather than issue shares of Common Stock. The other material capital commitment of the Company during the fourth quarter is an estimated $2.6 million for the consolidation of Watertown and MCDI into other facilities. The Company’s capital expenditures for the 12 months starting July 1, 2002 are estimated to amount to approximately $8.0 million to $10.0 million. The cash utilized to pay plan closure costs is estimated to be possibly $1.0 million.

The Company also continues its program of consolidating its facilities. The Company also intends to sell real property in Watertown, Massachusetts, where Microsemi’s wholly-owned subsidiary is exiting the facility and relocating its manufacturing operations to other existing facilities. Microsemi is expected to complete a sale for cash during the fiscal fourth quarter. Currently the price being negotiated is approximately $6.5 million. The Company also has two additional real estate dispositions which may close in the fourth quarter and may yield minimal cash proceeds. Consistent with its consolidation of facilities, further plant consolidations are anticipated in the longer-term. The realization of such proceeds is not certain; however, the Company is not reliant upon such proceeds for its cash needs. Such proceeds, if and when received, should enhance the Company’s cash position; however, Management believes that the Company’s ability to meet its cash needs is not at all dependent upon the receipt of such proceeds. Microsemi received during the fourth quarter income tax refunds of $7.7 million. Microsemi also anticipates receiving additional income tax refunds during the fourth quarter of as much as $2 million. The timing of receipt of such anticipated refunds is subject to action by the Internal Revenue Service and; therefore, could possibly be delayed one or two quarters.

Based upon information currently available, Management believes that Microsemi can meet its current cash requirements and capital commitments with cash balances or internally generated funds from ongoing operations. Management anticipates that Microsemi should have a cash balance of almost $25 million at end of the fourth quarter if, among other things, it completes the sale of the Watertown facility during the quarter.

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS,” below, which describes and refers to some of the important risks and uncertainties.

Limited Business Outlook

Our book-to-bill ratio for the third quarter was 0.97 to 1. The sales outlook for the fourth quarter of fiscal year 2002 is expected to be flat as compared with the third quarter of fiscal year 2002 after excluding the sales of the RF business unit that was sold in the third quarter. Sales are expected to be $49 to $51 million. Diluted pro forma EPS of $.04 in the third quarter are expected to improve slightly over the third quarter to $0.04 to $0.06 for the fourth quarter. Pro forma earnings exclude amortization of goodwill and other intangible assets, restructuring charges, assets impairment, non-recurring gain (loss) on sales of assets, and the combined income tax effects for these items.

Our outlook and Management’s beliefs and plans stated herein are as of the date hereof, and, like all forward-looking statements, are subject to numerous risks and uncertainties. Undue weight should not be given to forward-looking statements, and the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS,” below, describes and refers to some of the important risks and uncertainties.

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

Certain effects of the tragic events of terrorism on September 11, 2001 have adversely impacted the demand for certain of our products.

The volume of our products sold for commercial aircraft manufacturing declined after September 11, 2001 as a result of a lessened demand for air travel. This market has not recovered. Also we believe that many of the usual purchasers of industrial products and telecommunications equipment have been deferring or canceling their capital expenditures due to economic uncertainty. Many military programs have been awarded to prime contractors, but are not yet fully funded. Missile, missile defense, weapons systems, smart bomb and radar programs may have been impacted by the higher priority established for homeland security. The Joint Strike Fighter program at Lockheed, Firefinder at Raytheon, JDAM at Boeing, and upgrades to the F15 and F22 aircraft all await this funding. Microsemi high-reliability components are used in all these programs. Full funding is expected at least to begin within the next two quarters. Despite the fact that we expect demand for our products from military and weapons manufacturers to increase, the timing and quantity thereof are difficult to predict.

Downturns in the highly cyclical semiconductor industry have adversely affected Microsemi’s operating results and the value of its business.

The semiconductor industry is highly cyclical, and the value of Microsemi’s business has declined during the “down” portion of these cycles. During recent years, the Company as well as many others in its industry, experienced significant declines in the pricing of, as well as demand for, products. The market for semiconductors has experienced severe and prolonged, downturns. In the future, these downturns may prove to be as, or possibly more, severe. The markets for Microsemi’s products depend on continued demand in the mobile connectivity, telecommunications, computers/peripherals, military and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected Microsemi’s operating results and financial condition. For instance, presently the commercial satellite market remains in a prolonged downturn, commercial aerospace entered a sharp downturn as a result of events near the beginning of this fiscal year, and telecommunications is impacted by industry-wide overcapacity and several notable financial crises.

The semiconductor business is highly competitive and increased competition could reduce the value of Microsemi.

The semiconductor industry, including the areas in which the Company does business, is highly competitive. The Company expects intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. The Company anticipates that its average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth outside the United States; the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001. The Company competes in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than the Company has, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with Microsemi may introduce competing products in the future. The Company has numerous competitors. Some of Microsemi’s current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Alpha Industries, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of Microsemi’s competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Alpha Industries, Inc. The Company may not be able to compete successfully in the future or competitive pressures may harm its financial condition, operating results or cash flows.

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

For instance, presently Microsemi is challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b and 802.11g and combinations thereof. Although this development has already resulted in design wins related to 802.11a, the solutions related to the other standards and the combination of all of the standards are still in development. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

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

Microsemi’s choices of technologies for development and future implementation may not reflect future market demand. The production of GaAs, InGaP, SiGe, InGaAsP or SiC integrated circuits is more costly than the production of silicon circuits, and the Company believes it will continue in the future to be more costly. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, the Company must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for them to be competitive with silicon products. If the Company does not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, Microsemi’s operating results may be materially and adversely affected. In addition, other alternatives exist and are being developed, and may have superior performance or lower cost.

The Company may not be able to develop new products to satisfy changes in demand.

The Company may be unsuccessful in its efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render Microsemi’s products or technologies obsolete or noncompetitive. In addition, to remain competitive, the Company must continue to reduce package sizes, improve manufacturing yields and expand its sales. The Company may not be able to accomplish these goals. For instance the Company presently plans to develop and introduce approximately 38-42 new products in fiscal year 2002. Designs we have introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting 5.1 surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to all of the risks and uncertainties mentioned above and below.

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

The Company anticipates that many of its next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of manufacturers. Therefore, any disruptions or terminations of manufacturing could harm Microsemi’s business and its operating results.

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

Some of Microsemi’s sales in are derived from customers whose principal sales are to the United States Government. If the Company experiences significant reductions or delays in procurements of its products by the United States Government or terminations of government contracts or subcontracts, Microsemi’s operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with Microsemi for cause or for convenience. The Company has in the past experienced terminations of government contracts. Certain contracts are also subject to price renegotiation in accordance with U.S. Government procurement provisions. The Company cannot guarantee that it will not experience terminations or renegotiations of government contracts in the future. A significant portion of Microsemi’s sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Since fiscal year 1990, the Company had experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding. Furthermore, on August 22, 1994, the DOD adopted acquisition reform. Thereafter, the policy has been to utilize best commercial practices instead of mandatory use of military standard parts. Military-related business is and has been anticipated to increase; however, the actual timing and amount of an increase has been occurring at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Microsemi’s prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Failure to manage consolidation of operations effectively could adversely affect Microsemi’s ability to increase revenues and improve earnings.

Microsemi’s ability to successfully offer its products in the semiconductor market requires effective planning and management processes. Microsemi’s Capacity Optimization and Profit Enhancement Program, with its consolidations and realignments of operations, and Microsemi’s expected future growth, may place a significant strain on its management systems and resources, including Microsemi’s financial and managerial controls, reporting systems and procedures. In addition, the Company will need to continue to train and manage its workforce worldwide.

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

Since the beginning of fiscal year 2001, the Company closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). The Company also sold the business of Microsemi RF Products, Inc. in June 2002, which Management believes would have contributed revenues of approximately $2 million to $2.3 million per quarter to the Company’s consolidated revenues. The Company currently anticipates closure or sale of additional facilities accounting for some portion of its revenues and net income. Closure or disposition of facilities may result in loss of revenues. The Company may be unsuccessful in its efforts to replace the revenues and income of those discontinued operations. While the Company hopes to increase its manufacturing capacity utilization rates at remaining operations, the remaining operations also will bear the corporate administrative and overhead costs which had been allocated to the discontinued business units.

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
The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way which may dilute an investment in the Common Stock.

In connection with its charter, the Company has a Shareholder Rights Plan, and each share of Common Stock, par value $.20, entitles the holder to one redeemable and cancelable Right (not presently exercisable) to acquire a fractional share of Series A Junior Participating Preferred Stock, under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make more difficult or impracticable a hostile change of control of the Company, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

The volatility of Microsemi’s stock price could affect the value of an investment in Microsemi’s stock and Microsemi’s future financial position.

The market price of Microsemi’s stock has fluctuated widely. Between October 1, 2001 and July 30, 2002, the closing price of Microsemi’s common stock ranged between a low of $5.28 and a high of $38.97. On July 30, 2002, Microsemi’s common stock closed at $5.75 per share. The current market price of Microsemi’s common stock may not be indicative of future market prices, and the Company may not be able to sustain or increase the value of Microsemi’s common stock. Declines in the market price of Microsemi’s stock would adversely affect Microsemi’s ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

There may be potential U.S. tax effects on purchasers of common stock.

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

There may be potential impairments that adversely affect our balance sheet and earnings.

Companies recently have become subject to Statement of Financial Accounting Standards No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Microsemi has accounted for its acquisitions in 2001 in accordance with this standard, and this standard will become effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. From time to time, Microsemi may reassess whether there has been an impairment of its goodwill, which would result in a charge to earnings and a reduction in goodwill on its balance sheet.

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

On August 2, 2001, in connection with an acquisition of operating assets, the Company issued a one-year promissory note in the original principal amount of approximately 5.8 million with an adjustable interest rate of between 4% and 24%. The actual interest rate within the range is to be determined by dividing the market price of the common stock on the maturity date by the market price of the common stock on the issuance date and subtracting one (1) therefrom. The Company is recording an interest expense at the Company’s market rate at the date of acquisition.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On October 31, 2000, Mitel Semiconductor, Inc. (“Mitel”) filed a Complaint in the Orange County Superior Court under Case No. 00CC13101 against the Company and two of its employees. During the period covered by this report, the case was settled by mutual agreement and a dismissal with prejudice was obtained. The settlement did not affect the financial condition or results of operations of Microsemi as Microsemi did not incur any material expense on account of the settlement.

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

None

Item 3.    Defaults Upon Senior Securities

Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5.    Other information

In June 2002, the Company completed the sale of the assets, including the real property, of Microsemi RF Products, Inc., a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to Advanced Power Technology Inc., of Bend, Oregon. Under the agreement, the company received $11.1 million in cash, net of selling expenses, and recorded a gain of approximately $3.4 million. Management believes that the disposed operation would have contributed approximately $2 million to $2.3 million per quarter toward Microsemi’s consolidated revenues.

On May 14, 2002, the size of the Board of Directors was increased to eight members upon the election of Nick E. Yocca and Dennis R. Leibel, and the resignation of Carmelo J. Santoro, Ph.D., who resigned for personal reasons.

As of July 31, 2002, the Company appointed Ralph Brandi Executive Vice President and Chief Operations Officer.

On June 28, 2002, the Company paid Philip Frey, Jr., the Company’s Chairman of the Board, $728,119, pursuant to an agreement to discharge and extinguish the Company’s remaining obligations to Mr. Frey pursuant to the Supplemental Executive Retirement Plan dated September 15, 1986 (the “SERP”).

Mr. Frey informed the Company that on June 24, 2002, Mr. Frey received notice that 100,000 shares of Microsemi Common Stock held in a margin account were sold at about $7.80 to satisfy a margin call that occurred while he was on vacation. On that day the closing sale price of Microsemi Common Stock was $7.95. Mr. Frey stated that he did not exercise any discretion in connection with such sale.

Mr. Frey informed the Company that on June 28, 2002, Mr. Frey received notice that 25,000 shares of Microsemi Common Stock held in a margin account were sold to satisfy a margin call that occurred while he was on vacation. Mr. Frey stated that he did not exercise any discretion in connection with such sale. Mr. Frey informed the Company that the sale price was $6.58. The closing sale price on that date reported by Nasdaq was $6.60.

The book-to-bill ratio for the third quarter was 0.97.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.4
Asset Purchase Agreement, dated as of May 7, 2002, by and between Microsemi RF Products, Inc. and RF Acquisition Sub, Inc., excluding the following exhibits and schedules: Assignment of License and Assignment and Assumption Agreement; Allocation of Purchase Price; Bill of Sale and Assumption Agreement; Warranty Deed, and Disclosure Schedules (all of which will be provided to the Securities and Exchange Commission upon its request).

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999

99.1	Certified Written Statement.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated April 25, 2002, filed April 26, 2002, reporting under Items 7 and 9 a press release announcing second quarter results and a webcast of the Second Quarter Conference Call.

After the end of the quarter which is the subject of this Report, the Company filed a Form 8-K dated June 28, 2002, filed July 1, 2002, reporting under Item 5 that on June 28, 2002, the Company paid Philip Frey, Jr., the Company’s Chairman of the Board, $728,119, pursuant to an agreement to discharge and extinguish the Company’s remaining obligations to Mr. Frey pursuant to the Supplemental Executive Retirement Plan dated September 15, 1986 (the “SERP”). The Form 8-K also reported under Item 9 that on June 24, 2002, Mr. Frey received notice that 100,000 shares of Microsemi Common Stock held in a margin account were sold at about $7.80 each to satisfy a margin call that occurred while he was on vacation.

After the end of the quarter which is the subject of this Report, the Company filed a Form 8-K dated June 28, 2002, filed July 2, 2002, reporting under Item 9 that Mr. Philip Frey, Jr. received notice that 25,000 shares of Microsemi Common Stock held in a margin account were sold at $6.58 each to satisfy a margin call that occurred while he was on vacation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

By:    /s/  DAVID R. SONKSEN
David R. Sonksen
Executive Vice President and  Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer and duly
authorized to sign on behalf of the
Registrant)

Dated: August 9, 2002

MICROSEMI CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

2.4
Asset Purchase Agreement, dated as of May 7, 2002, by and between Microsemi RF Products, Inc. and RF Acquisition Sub, Inc., excluding the following exhibits and schedules: Assignment of License and Assignment and Assumption Agreement; Allocation of Purchase Price; Bill of Sale and Assumption Agreement; Warranty Deed, and Disclosure Schedules (all of which will be provided to the Securities and Exchange Commission upon its request).

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999

99.1	Certified Written Statement