Form 10-K
period 2002-09-29
MICROSEMI CORP
filed 2002-12-19
CIK 310568

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number # 0-8866

MICROSEMI CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	95-2110371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Morse Ave., Irvine, California 92614
(Address of principal executive offices) (Zip Code)

(949) 221-7100
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
$0.20 par value Common Stock,
Series A Junior Participating Preferred Stock, and
Rights to Purchase Series A Junior Participating Preferred Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 21, 2002 was approximately $156,654,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons have been assumed to be affiliates for this purpose. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Common Stock on November 21, 2002 was 28,909,060.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:    Incorporated by reference portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 25, 2003. This proxy statement will be filed not later than 120 days after the close of Registrant’s fiscal year ended September 29, 2002.

PART I

Item 1.    Business

INTRODUCTION
Microsemi Corporation (the “Company” or “Microsemi”) was incorporated in Delaware in 1960. Its name was changed from Microsemiconductor Corporation in February 1983. The principal executive offices of the Company are located at 2381 Morse Ave., Irvine, California 92614 and its telephone number is (949) 221-7100. Unless the context otherwise requires, the “Company” and “Microsemi” refer to Microsemi Corporation and its consolidated subsidiaries.

Microsemi is a leading designer, manufacturer and marketer of analog and mixed-signal integrated circuits and power and signal discrete semiconductors. The Company’s semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Microsemi’s products include individual components as well as complete circuit solutions that enhance customer designs by providing battery optimization, reducing size or protecting circuits. Markets the Company serves include mobile connectivity, automotive, digital media, computer/peripherals, telecommunications, medical, industrial/commercial, aerospace/satellite and military.

The Company operates primarily in a single industry segment as a manufacturer of semiconductors, and the Company’s reportable operating segments are based on geographic location. Please see Note 13 to the Consolidated Financial Statements in Item 8 for information on revenues, operating results and total assets of each geographic segment of the Company’s business.

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS” below, which describes and refers to some of the important risks and uncertainties.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company’s forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in or affecting the Company’s operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this Part 1, Item 1 or elsewhere in this Form 10-K, including Part I, Item 3; and Part II, Items 5, 7 and 8. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company’s results. The Company does not undertake to update any forward-looking statements made herein, and shall do so only as and when the Company determines to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in subsequent filings by the Company with the Securities and Exchange Commission or elsewhere.

Certain effects of the tragic events of terrorism on September 11, 2001 have adversely impacted the demand for certain products of Microsemi.

The volume of Microsemi’s products sold for commercial aircraft manufacturing declined after September 11, 2001 as a result of a lessened demand for air travel. This market has not recovered. Also, the Company believes that many of the usual purchasers of industrial products and telecommunications equipment have been deferring or cancelling their capital expenditures due to economic uncertainty. Many military programs have been awarded to prime contractors, but are not yet fully funded. Missile, missile defense, weapons systems, smart bomb and radar programs may have been impacted by the higher priority established for homeland security. The Joint Strike Fighter program at Lockheed, Firefinder at Raytheon, JDAM at Boeing, and upgrades to the F15 and F22 aircraft all await this funding. Microsemi’s high-reliability components are used in all these programs. Full funding is expected at least to begin within the next two quarters. Despite the fact that the Company expects demand for Microsemi’s products from military and weapons manufacturers to increase, the timing and quantity thereof are difficult to predict.

Downturns in the highly cyclical semiconductor industry have adversely affected the operating results and the value of Microsemi’s business.

The semiconductor industry is highly cyclical, and the value of Microsemi’s business has declined during the “down” portion of these cycles. During recent years, the Company, as well as many others in its industry, experienced significant declines in the pricing of, as well as demand for, products. The market for semiconductors has experienced severe and prolonged downturns. In the future, these downturns may prove to be as, or possibly more, severe. The markets for Microsemi’s products depend on continued demand in the mobile connectivity, automotive, digital media, telecommunications, computers/peripherals, military and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected Microsemi’s operating results and financial condition. For instance, presently the commercial satellite market remains in a prolonged downturn, commercial aerospace entered a sharp downturn as a result of events near the beginning of this fiscal year, and telecommunications is impacted by industry-wide overcapacity and several notable financial crises.

The semiconductor business is highly competitive and increased competition could reduce the value of Microsemi.

The semiconductor industry, including the areas in which the Company does business, is highly competitive. The Company expects intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. The Company anticipates that its average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth outside the United States, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001. The Company competes in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than the Company has, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with Microsemi may introduce competing products in the future. The Company has numerous competitors. Some of Microsemi’s current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of Microsemi’s competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. The Company may not be able to compete successfully in the future or competitive pressures may harm Microsemi’s financial condition, operating results or cash flows.

New technologies could result in the development of competing products and a decrease in demand for Microsemi’s products.

The Company’s financial performance depends on its ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Microsemi’s failure to develop new technologies or to react to changes in existing technologies could materially delay its development of new products, which could result in product obsolescence, decreased revenues and/or a loss of its market share to competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize much of the semiconductor industry. A fundamental shift in technologies in Microsemi’s product markets could have a material adverse effect on its competitive position within the industry.

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

Failure to protect Microsemi’s proprietary technologies or maintain the right to use certain technologies may negatively affect its ability to compete.

The Company relies heavily on its proprietary technologies. Microsemi’s future success and competitive position may depend in part upon Microsemi’s ability to obtain or maintain protection of certain proprietary technologies used in Microsemi’s principal products. The Company does not have significant patent protection on many aspect of its technology. Microsemi’s reliance upon protection of some of its technology as “trade secrets” will not necessarily protect Microsemi from the use by other persons of its technology, or their use of technology that is similar or superior to that which is embodied in Microsemi’s trade secrets. Others may be able to independently duplicate or exceed Microsemi’s technology in whole or in part. The Company may not be successful in maintaining the confidentiality of Microsemi’s technology, dissemination of which could have a material adverse effect on its business. In addition, litigation may be necessary to determine the scope and validity of Microsemi’s proprietary rights. In instances in which the Company holds any patents or patent licenses, any patents held by Microsemi may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide Microsemi with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting Microsemi’s proprietary rights may require the Company to defend claims of intellectual property infringement by its competitors. While the Company is not currently engaged as a defendant in intellectual property litigation that the Company believes will have a material adverse effect, the Company could become subject to lawsuits in which it is alleged that the Company has infringed upon the intellectual property rights of others.

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

The Company utilizes process technology to manufacture compound semiconductors such as gallium arsenide (GaAs), indium gallium phosphide (InGaP), silicon germanium (SiGe), and indium gallium arsenide phosphide (InGaAsP) primarily to manufacture semiconductor components. The Company is pursuing this development effort internally as well as with third party foundries. Microsemi’s efforts sometimes may not result in commercially successful products. Certain of Microsemi’s competitors offer this capability and Microsemi’s customers may purchase their requirements for these products from Microsemi’s competitors. The third party foundries that the Company uses may delay or fail to deliver to Microsemi’s technology and products. Microsemi’s business and prospects could be materially and adversely affected by delay or Microsemi failure to produce these products.

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

The Company may be unsuccessful in its efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render Microsemi’s products or technologies obsolete or non-competitive. In addition, to remain competitive, the Company must continue to reduce package sizes, improve manufacturing yields and expand sales. The Company may not be able to accomplish these goals. For instance the Company has developed and introduced approximately 40 new products in fiscal year 2002. Designs the Company has introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting 5.1 surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to all of the risks and uncertainties mentioned in this Form 10-K.

The Company must commit resources to production prior to receipt of purchase commitments and could lose some or all of the associated investment.

The Company sells products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or cancelled without penalty. As a result, the Company must commit resources to the production of products without any advance purchase commitments from customers. Microsemi’s inability to sell products after the Company devotes significant resources to them could have a material adverse effect on Microsemi’s business, financial condition, results of operations and cash flows.

Variability of the Company’s manufacturing yields may affect its gross margins.

Microsemi’s manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit’s design and Microsemi’s experience in manufacturing that type of integrated circuit. The Company has in the past experienced difficulties in achieving planned yields, which have adversely affected Microsemi’s gross margins. The fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be non-functional, thereby reducing yields. These difficulties include:

•	Defects in masks, which are used to transfer circuit patterns onto wafers;

•	Impurities in the materials used;

•	Contamination of the manufacturing environment; and

•	Equipment failure.

Because a large portion of Microsemi’s costs of manufacturing is relatively fixed, and average selling prices for Microsemi’s products tend to decline over time, it is critical for the Company to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve Microsemi’s results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect Microsemi’s operating results and have done so in the past. Moreover, Microsemi’s process technology has primarily used standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon integrated circuit devices. The Company may be unable to continue to improve yields in the future, and the Company may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, Microsemi’s results of operations could be materially and adversely affected.

Inventories of Microsemi may become obsolete.

The life cycles of some of Microsemi’s products depend heavily upon the life cycles of the end products into which Microsemi’s products are designed. Products with short life cycles require Microsemi to manage closely Microsemi’s production and inventory levels. The Company estimates that current life cycles for most of Microsemi’s products are approximately 12 to 24 months. Inventory may also become obsolete because of adverse changes in end-market demand. The Company may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for Microsemi’s products or the estimated life cycles of the end products into which Microsemi’s products are designed.

International operations and sales expose Microsemi to material risks.

Revenues from foreign markets represent a significant portion of total revenues. The Company maintains facilities or contracts with entities in Thailand, the Philippines, Taiwan, Ireland, and China. There are risks inherent in doing business internationally, including:

•	Changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which the Company manufacture or sell products;

•	Trade restrictions;

•	Transportation delays;

•	Work stoppages;

•	Economic and political instability;

•	Terrorist activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect Microsemi’s products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of Microsemi’s technology and products may be greater in those foreign countries. Although the Company has not experienced any material adverse effect on Microsemi’s operating results as a result of these and other factors, the Company may experience a material adverse effect on Microsemi’s financial condition, operating results and cash flows in the future.

Delays in beginning production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect Microsemi’s manufacturing efficiencies.

The Company’s manufacturing efficiency will be an important factor in Microsemi’s future profitability, and the Company may be unsuccessful in its efforts to maintain or increase Microsemi’s manufacturing efficiency. Microsemi’s manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. The Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, the Company has experienced delays in product deliveries and reduced yields. The Company may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing Microsemi’s process technologies, any of which could result in a loss of future revenues. Microsemi’s operating results also could be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Interruptions, delays or cost increases affecting Microsemi’s materials, parts, equipment or subcontractors may impair the Company’s competitive position.

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

Some of Microsemi’s products are assembled and tested by third-party subcontractors. The Company generally does not have any long-term agreements with these subcontractors. As a result, the Company may not have direct control over product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, the Company could experience delays in the shipment of its products if the Company was forced to find alternate third parties to assemble or test its products. Any product delivery delays in the future could have a material adverse effect on Microsemi’s operating results, financial condition and cash flows. Microsemi’s operations and ability to satisfy customer obligations could be adversely affected if Microsemi’s relationships with these subcontractors were disrupted or terminated.

The Company depends on third party subcontractors in Asia for assembly and packaging of a portion of its products. The packaging of Microsemi’s products is performed by a limited group of subcontractors and some of the raw materials included in Microsemi’s products are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm Microsemi’s business and operating results. In the event that any of Microsemi’s subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to Microsemi, its operating results could suffer until alternate subcontractors, if any, were to become available.

The Company anticipates that many of its next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of manufacturers. Therefore, any disruptions or terminations of manufacturing could harm Microsemi’s business and operating results.

Fixed costs may reduce operating results if Microsemi’s sales fall below expectations.

Microsemi’s expense levels are based, in part, on its expectations as to future sales. Many of Microsemi’s expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Decreases in lead times between orders and shipments and customers’ ordering practices could adversely affect Microsemi’s ability to project future sales. The Company might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect Microsemi’s operating results.

Reliance on government contracts for a portion of Microsemi’s sales could have a material adverse effect on results of operations.

Some of Microsemi’s sales are derived from customers whose principal sales are to the United States Government. If the Company experiences significant reductions or delays in procurements of its products by the United States Government or terminations of government contracts or subcontracts, Microsemi’s operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with Microsemi for cause or for convenience. The Company has in the past experienced terminations of government contracts. Certain contracts are also subject to price renegotiation in accordance with U.S. Government procurement provisions. The Company cannot guarantee that it will not experience terminations or price renegotiations of government contracts in the future. A significant portion of Microsemi’s sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. The Company has experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding. Military-related business is and has been anticipated to increase; however, the actual timing and amount of an increase has been occurring at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Microsemi’s prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside its control.

There may be unanticipated costs associated with increasing Microsemi’s capacity.

The Company anticipates that future growth of its business could require increased manufacturing capacity. Expansion activities are subject to a number of risks, including:

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

The Company may fail to attract or retain the qualified technical, sales, marketing and managerial personnel required to operate its business successfully.

Microsemi’s future success depends, in part, upon its ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. The Company may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If the Company is unable to retain existing key employees or is unsuccessful in attracting new highly qualified employees, business, financial condition and results of operations of Microsemi could be materially and adversely affected.

Failure to manage consolidation of operations effectively could adversely affect Microsemi’s ability to increase revenues and improve earnings.

The Company’s ability to successfully offer its products in the semiconductor market requires effective planning and management processes. Microsemi’s Capacity Optimization and Profit Enhancement Program, with consolidations and realignments of operations, and expected future growth, may place a significant strain on its management systems and resources, including financial and managerial controls, reporting systems and procedures. In addition, the Company will need to continue to train and manage its workforce worldwide.

The Company may engage in future acquisitions that dilute the ownership interests of Microsemi’s stockholders and cause the Company to incur debt or to assume contingent liabilities.

As part of Microsemi’s business strategy, the Company expects to review acquisition prospects that would complement its current product offerings, enhance its design capability or offer other growth opportunities. While the Company has no current agreements and no active negotiations underway with respect to any acquisitions, the Company may acquire businesses, products or technologies in the future. In the event of future acquisitions, the Company could:

•	Use a significant portion of its available cash;

•	Issue equity securities, which would dilute current stockholders’ percentage ownership;

•	Incur substantial debt;

•	Incur or assume contingent liabilities, known or unknown;

•	Incur impairment charges related to goodwill or other intangibles; and

•	Incur large, immediate accounting write-offs.

Such actions by Microsemi could impact its operating results and/or the price of its common stock.

The Company has acquired and may acquire other companies and may be unable successfully to integrate such companies with existing operations.

The Company has in the past acquired a number of businesses or companies, and additional product lines and assets. The Company may continue to expand and diversify its operations with additional acquisitions. If the Company is unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse effect on its business, financial condition and results of operations. Some of the risks that may affect Microsemi’s ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	Unexpected losses of key employees or customers of the acquired company;

•	Conforming the acquired company’s standards, processes, procedures and controls with Microsemi’s operations;

•	Coordinating new product and process development;

•	Hiring additional management and other critical personnel;

•	Increasing the scope, geographic diversity and complexity of Microsemi’s operations;

•	Difficulties in consolidating facilities and transferring processes and know-how;

•	Other difficulties in the assimilation of acquired operations, technologies or products;

•	Diversion of management’s attention from other business concerns; and

•	Adverse effects on existing business relationships with customers.

The Company has sold or disposed of certain subsidiaries or divisions which reduced volume that may not be replaceable in the ordinary course.

Since the beginning of fiscal year 2001, the Company closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). The Company also sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to Microsemi’s consolidated revenues. The Company also sold its Carlsbad, California design center in September 2002 and its equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002. The Company currently anticipates closure or sale of additional facilities, resulting in loss of revenues and net income. The Company may be unsuccessful in its efforts to replace the revenues and income of those discontinued operations. While the Company hopes to increase its manufacturing capacity utilization rates at remaining operations, the remaining operations also will bear the corporate administrative and overhead costs which had been allocated to the discontinued business units.

The Company’s products may be found to be defective and the Company may not have sufficient liability insurance.

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

The Company may be subject to product liability claims with respect to Microsemi’s products. Microsemi’s product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for Microsemi or may become unavailable to Microsemi in the future. The Company may not have sufficient resources to satisfy any product liability claims not covered by insurance.

Environmental liabilities could adversely impact Microsemi’s financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in semiconductor manufacturing processes. In addition, under some laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated or if it sends waste to a landfill or recycling facility that becomes contaminated, even if the Company did not cause the contamination. Also, the Company may be subject to common law claims if the Company releases substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject Microsemi to serious liabilities and could have a material adverse effect on its operating results and financial condition.

In the conduct of its manufacturing operations, the Company has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, the Company has an agreement with prior owners of Microsemi’s property concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. The Company has agreed to pay 10% and they have agreed to pay 90% of these costs. They have also agreed to indemnify Microsemi from claims by third parties. The Company is not yet able to predict a possible range of the total additional costs that may be incurred in connection with this property.

Some of Microsemi’s facilities are located near major earthquake fault lines.

Microsemi’s headquarters and two of its major operating facilities, and certain other critical business operations are located near major earthquake fault lines. The Company presently does not have earthquake insurance. The Company could be materially and adversely affected in the event of a major earthquake.

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

In connection with Microsemi’s charter, the Company has a Shareholder Rights Plan, and each share of Common Stock, par value $.20, entitles the holder to one redeemable and cancelable Right (not presently exercisable) to acquire a fractional share of Series A Junior Participating Preferred Stock, under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make more difficult or impracticable for hostile change of control of the Company, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

The volatility of Microsemi’s stock price could affect the value of an investment in Microsemi’s stock and its future financial position.

The market price of Microsemi’s stock has fluctuated widely. Between October 1, 2001 and December 6, 2002, the closing price of Microsemi’s common stock ranged between a low of $5.00 and a high of $38.97. The current market price of Microsemi’s common stock may not be indicative of future market prices, and the Company may not be able to sustain or increase the value of Microsemi’s common stock. Declines in the market price of Microsemi’s stock could adversely affect Microsemi’s ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

The percentage of Microsemi’s business represented by space/satellite and military products may decline. If this occurs the Company anticipates that backlog will become less meaningful. Microsemi’s space/satellite business is characterized by long lead times; however Microsemi’s other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on Microsemi’s backlog numbers or changes in backlog numbers. The Company determines backlog based on firm orders which are scheduled for delivery within 12 months.

There may be some potential effects of system outages.

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To try to manage Microsemi’s operations efficiently and effectively, the Company relies heavily on its internal information and communications systems and on systems or support services from third parties. Any of these are subject to failure. System-wide or local failures that affect Microsemi’s information processing could have material adverse effects on its business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

There may be potential impairments that adversely affect Microsemi’s balance sheet and earnings.

Companies recently have become subject to Statement of Financial Accounting Standards No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company accounted for its acquisitions in 2001 in accordance with this standard and will adopt this standard on a company-wide basis for all existing goodwill at the beginning of the first quarter of fiscal year 2003. At least annually, the Company is required to reassess whether there has been an impairment of goodwill, which would result in a charge to earnings and a reduction in goodwill on the Company’s balance sheet.

PRODUCTS

The Company’s integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. The Company’s integrated circuit products are used in computers, data storage, lighting, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

The Company currently serves a broad group of customers including Boeing, Compaq, Dell, Lockheed Martin, Guidant/Cardiac Pace Makers, Seagate Technology, Zenitron Corporation, Raytheon Systems, BAE Systems, and Medtronics.

MARKETING

The Company serves the satellite, telecommunications, computer and peripherals, digital media, automotive, military/aerospace, industrial/commercial, and medical markets with high-reliability and commercial analog integrated circuits and power and signal discrete semiconductors.

The Company’s products are marketed through domestic electronic component sales representatives and the Company’s inside sales force to original equipment manufacturers. The Company also employs industrial distributors to service its customers’ needs for standard catalog products. For fiscal year 2002, the Company’s domestic sales accounted for approximately 72% of the Company’s revenues, of which sales representatives and distributors accounted for approximately 18% and 26%, respectively. The Company has direct sales offices in metropolitan areas including Los Angeles, Garden Grove, Santa Ana, Phoenix, Denver, Chicago, Florida, Minneapolis, Boston, Taiwan, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through the Company’s direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 28% of fiscal year 2002 sales. Domestic and foreign sales are classified based upon the destination of shipment from the Company’s facilities.

No one customer accounted for more than 4% of the Company’s revenue in fiscal year 2002. However, approximately 28% of the Company’s business is to customers whose principal sales are to the U.S. Government.

RESEARCH AND DEVELOPMENT

The Company believes that continuing timely development and introduction of new products are essential in maintaining its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs outside consultants to assist with product design.

The Company spent approximately $11,196,000, $16,122,000, and $23,651,000 in fiscal years 2000, 2001, and 2002, respectively, for research and development, none of which was customer sponsored.

The principal focus of the Company’s research and development activities has been to improve processes and to develop new products that support the growth of its businesses.

The Company owns numerous United States and non-U.S. patents and has patent applications pending concerning certain aspects of its technology. The Company believes that development of patents and the maintenance of patents are advantageous to the conduct of its business.

MANUFACTURING AND SUPPLIERS

The Company’s principal domestic manufacturing operations are located in Santa Ana and Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Watertown, Lawrence and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments.

The Company’s domestic plants manufacture and process all products and assemblies starting from purchased silicon wafers and piece parts. After wafer level testing, the silicon wafers are separated into individual dice that are then assembled into packages and tested in accordance with the Company’s test procedures. Certain subcontract suppliers provide packaging and testing for the Company’s products necessary to deliver finished products. The Company pays those suppliers for assembled or fully tested products meeting predetermined specifications. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

A major portion of the Company’s semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, “burn in” and electrical tests in order to prove and assure reliability.

The Company purchases silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, which are cancelable with 30 to 90-day notices. With the exception of glass sleeves for high reliability diode products and glass to metal sealed parts for computer diode and zener diode products, all materials are available from multiple sources. In the case of sole source items, the Company has never suffered production delays as a result of suppliers’ inability to supply the parts. The Company believes that it stocks adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, the Company enters into purchase agreements with some of its major suppliers to supply products over periods of up to 18 months.

The Company also purchases a portion of its finished wafers from foundry sources. If a foundry were to terminate its relationship with the Company, or should the Company’s supply from a foundry be interrupted or terminated for any reason, such as a natural disaster or another unforeseen event, the Company may not have sufficient time to replace the supply of products manufactured by that foundry.

There can be no assurance that the Company will obtain sufficient supply of product from foundry or subcontract assembly sources to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high demand for foundry services, and may become substantially more difficult and more expensive if the Company’s product requirements increase. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories for particular products. This inventory risk is heightened because certain of the Company’s key customers place orders with short lead times.

RAW MATERIALS

The Company’s manufacturing processes use certain key raw materials critical to its products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. The Company also relies on subcontractors to supply finished or semi-finished products which are marketed through its various sales channels. The Company obtains raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product may be limited. The Company feels that its current supply of essential materials is adequate; however, shortages have occurred from time to time and could occur again. Significant increases in demand, rapid product mix changes or natural disasters, or other events, could affect the Company’s ability to procure materials or goods.

SEASONALITY

Generally, the Company is affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Historically the Company has experienced lower sales in the first fiscal quarter, primarily due to holiday schedules.

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which the Company does business, is highly competitive. The Company expects intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. The Company competes in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than the Company has, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with Microsemi may introduce competing products in the future. The Company has numerous competitors. Some of Microsemi’s current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary, Siliconix Incorporated. Some of Microsemi’s competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. The Company may not be able to compete successfully in the future or competitive pressures may harm Microsemi’s financial condition, operating results or cash flows. For more information, see the risk described as “The semiconductor business is highly competitive and increased competition could reduce the value of Microsemi” under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” above.

ORDER BACKLOG

The Company’s consolidated order backlog at September 30, 2001 for delivery within twelve months was $88,763,000, as compared to $70,566,000 at September 29, 2002. The Company’s backlog at any particular date may not be representative of actual sales for any succeeding period because of various factors, which may include lead times, rate of release of purchase orders, which depends upon the scheduling practices of individual customers, and the delivery times of new or non-standard products, which can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month, and there is the continual possibility of customer changes in delivery schedules or cancellations of orders having an adverse effect on actual sales.

Also, a portion of the Company’s sales are to military and aerospace markets which are subject to the business risk of changes in governmental appropriations and changes in national defense policies and priorities. All of the Company’s contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time at the convenience of the U.S. Government or the prime contractors upon payment to the Company for costs incurred plus a reasonable profit. Certain contracts are also subject to price re-negotiation in accordance with U.S. Government sole source procurement provisions.

ENVIRONMENTAL REGULATIONS

To date, the Company’s compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on the Company’s capital expenditures, earnings, competitive or financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in semiconductor manufacturing processes. In addition, under some laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated or if it sends waste to a landfill or recycling facility that becomes contaminated, even if the Company did not cause the contamination. Also, the Company may be subject to common law claims if the Company releases substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject Microsemi to serious liabilities and could have a material adverse effect on its operating results and financial condition.

In the conduct of its manufacturing operations the Company has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, the Company has an agreement with prior owners of Microsemi’s property concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. The Company has agreed to pay 10% and the former owners have agreed to pay 90% of these costs. They have also agreed to indemnify Microsemi from claims by third parties. The Company is not yet able to predict a possible range of the total additional costs that may be incurred in connection with this property.

EMPLOYEES

On September 29, 2002, the Company employed 1,572 persons domestically including 183 in engineering, 1,179 in manufacturing, 86 in marketing and 124 in general management and administration. Additionally, 217 persons were employed in the Company’s Mumbai, India operations, which was sold in October 2002 (see Note 16) and 97 persons in its Ennis, Ireland operations. None of the Company’s employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are good.

Item 2.    Properties

The Company’s headquarters are located in a rented building complex in Irvine, California. This complex contains general offices and engineering space. The Company owns office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado and Ennis, Ireland and leases office, engineering and production facilities in Los Angeles and Irvine, California; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. As described in Note 7 to the Consolidated Financial Statements, the acquisitions of land, buildings and additions in Santa Ana were accomplished through the issuance of Industrial Development Bonds. Deeds of trust on the related properties were pledged as security for the bonds.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Inapplicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

(a)  Market Information

The Company’s Common Stock is traded on the NASDAQ National Market under the symbol MSCC. The following table sets forth the high and low closing prices at which the Company’s Common Stock traded as reported on the NASDAQ National Market.

Fiscal Year ended September 30, 2001	HIGH	LOW
1st Quarter	$22.13	$12.02
2nd Quarter	26.06	9.65
3rd Quarter	35.50	10.97
4th Quarter	35.21	22.90

Fiscal Year ended September 29, 2002	HIGH	LOW
1st Quarter	$38.97	$23.63
2nd Quarter	32.42	13.49
3rd Quarter	17.93	6.60
4th Quarter	7.05	5.00

The prices above for fiscal 2001 are adjusted to reflect the Company’s 2-for-1 stock split, which became effective as of August 28, 2001.

Possible Volatility of Stock Prices

The market prices of securities issued by technology companies, including the Company, have been volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often been not necessarily related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, events involving war or terrorism, and other events or factors may have a significant impact on the market price of the Company’s Common Stock.

(b)  Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of September 29, 2002)
Common Stock, $0.20 Par Value	363	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c)  Dividends

In June 2001, the Board of Directors declared a two-for-one stock split of its common stock, to be effected in the form of a stock dividend. On July 31, 2001, the Company’s stockholders gave their written consent to amend the Company’s certificate of incorporation to increase authorized common shares from 20 million to 100 million. The Board of Directors also announced that written consent had been obtained and approved a 2-for-1 stock split of the Company’s issued and outstanding common stock and common stock options effected by way of a common stock dividend payable to the holders of its common stock as of August 14, 2001. The two-for-one stock split resulted in an increase of 14,115,227 shares outstanding. The stock split was completed on August 28, 2001. For all periods presented, all share and per share amounts have been adjusted to give retroactive effect to the stock split.

The Company has not paid cash dividends in the last five years and has no current plans to do so. Debt covenants also restrict the Company from paying cash dividends. (See Note 7 to the Consolidated Financial Statements.)

Recent Sales of Unregistered Securities

Inapplicable.

Item 6.    Selected Consolidated Financial Data

	For the five fiscal years in the period ended September 29, 2002 (Amounts in 000’s, except per share data)
	1998	1999	2000	2001	2002
Selected Income Statement Data:
Net sales	$164,710	$185,081	$247,577	$243,388	$212,640
Gross profit	$46,670	$40,889	$69,975	$81,456	$65,859
Operating expenses	$26,826	$35,781	$54,496	$56,595	$72,354
Net income (loss)	$10,941	$1,516	$8,229	$17,289	$(4,709)
Earnings (loss) per share :
Basic	$0.51	$0.07	$0.34	$0.62	$(0.16)
Diluted	$0.47	$0.07	$0.33	$0.59	$(0.16)
Weighted-average shares outstanding :
Basic	21,470	22,262	24,018	27,906	28,676
Diluted	23,912	22,488	25,200	29,579	28,676
Selected Balance Sheet Data:
Working capital	$56,682	$43,067	$80,157	$82,252	$84,047
Total assets	$144,473	$181,620	$210,798	$240,171	$216,768
Long-term debt	$18,667	$31,381	$9,651	$6,078	$4,356
Stockholders’ equity	$86,636	$82,461	$149,690	$175,389	$178,446

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Part I, Item 1, under “Important Factors Related to Forward-Looking Statements and Associated Risks”, and the other factors discussed throughout in this Form 10-K, including in Part I, Items 1 and 3, and Part II, Item 5.

The Company closed Microsemi PPC Inc. (“PPC”) in March 2001 and ceased the operations at Microsemi (H.K.) Ltd. (“Hong Kong”) in June 2001. On August 2, 2001, Microsemi NES, Inc. (“MNES”), a wholly-owned subsidiary of the Company, acquired the assets of New England Semiconductor Corp. and its wholly-owned subsidiary, of Lawrence, Massachusetts (“NES”). On August 15, 2001, Microsemi CDI, Inc. (“MCDI”), a wholly-owned subsidiary of the Company, acquired the assets of Compensated Devices, Inc., of Melrose, Massachusetts (“CDI”). Results of operations and cash flows of MNES and MCDI from the dates of acquisitions were included in the consolidated results of operations and cash flows of the Company (See Note 11 to the Consolidated Financial Statements).

In the second quarter of fiscal year 2002, the Company started the restructuring/consolidations of Microsemi Watertown Inc., of Watertown, Massachusetts (“Watertown”) and MCDI into other operations of the Company. In June 2002, the Company completed the sale of the assets, including the real property, of Microsemi RF Products, Inc. (“RF”), a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to a subsidiary of Advanced Power Technology Inc., of Bend, Oregon. In September 2002, the Company sold the assets of the Carlsbad design center to AMI Semiconductor, Inc., of Pocatello, Idaho. In October 2002, the Company completed the sale of Semcon Electronic Private Limited (“Semcon”). The loss incurred in the sale of Semcon has been accrued in the results of operations for the fiscal year ended September 29, 2002.

The Company believes that its Capacity Optimization and Profit Enhancement Program as of September 29, 2002, could result in future annual cost savings of as much as $10 million from the elimination of redundant facilities and associated staff. The estimated amount of savings excludes the associated Restructuring Charges. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires Microsemi to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company regularly evaluates its estimates and assumptions related to allowances related to revenue recognition, allowances for sale returns, doubtful accounts, inventory valuation, goodwill and other intangible asset valuations and accounting for income taxes. Estimates and assumptions are based upon historical experience as well as various other factors that are considered to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between estimates and actual results, the future financial position and results of operations and cash flow of Microsemi will be affected.

Revenue Recognition, Sales Returns And Allowances

SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) requires that four basic criteria be met before revenue can be recognized: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. However, Microsemi records reductions to revenue for estimated allowances such as returns, rebate and competitive pricing programs. If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenue would result.

Allowance for Doubtful Accounts

Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances would be required. While credit losses have been generally within management’s expectations and the provisions established, significant deterioration in the liquidity or financial position of any of the Company’s major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.

Long-Lived Assets

The excess of the purchase price of businesses or assets acquired over the fair value of the net assets (“goodwill”) is amortized over 10 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of an asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded.

The identification of intangible assets and determination of the fair value and useful lives of certain assets and liabilities acquired are subjective in nature and often involve the use of significant estimates and assumptions. Microsemi used an independent valuation firm to assist in evaluating goodwill and other intangible assets. Various methods were used for the estimation of the value of intangibles acquired. These methods rely on a number of estimates and assumptions, including projected future cash flows, residual growth rates and discount factors. Most of these assumptions were made based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect net income.

In the first quarter of fiscal year 2003, Microsemi will adopt Statement of Financial Accounting Standards 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach, consequently goodwill and other intangible assets with indefinite lives will no longer be amortized. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to different operating segments, will affect the impairment, if any, to be recognized upon adoption of SFAS 142. In addition, if Microsemi had identified more intangible assets with definite lives, less goodwill would have been recorded in its acquisitions and future reported results would have been lower.

The value of intangible assets, including goodwill, is exposed to future adverse changes if Microsemi experiences declines in operating results or negative industry or economic trends or if future performance is below projections. Microsemi periodically reviews its intangible assets and goodwill for impairment. The estimates that are used in the evaluation of goodwill and other intangible assets are consistent with the plans and estimates that management uses to manage Microsemi’s business. If new products fail to gain market acceptance or if market projections are too high, revenue and cost forecasts will not be achieved, impairment charges to goodwill may be recorded.

Accounting For Income Taxes

As part of the process of preparing the consolidated financial statements, Microsemi has to estimate its income taxes for each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. If the Company establishes a valuation allowance or increases this allowance in a period, it will adversely effect the tax provision in the statement of operations.

Results Of Operations For Fiscal Year 2001 Compared To Fiscal Year 2002.

Net sales decreased $30.8 million, or 12.6%, from $243.4 million for the fiscal year 2001 to $212.6 million for the fiscal year 2002. The decrease was primarily attributable to lower demand for products in the commercial aircraft, commercial space, computers and mobile handsets markets, and the reduction or elimination of revenues generated by subsidiaries that were closed or sold, partially offset by the additions of MNES and MCDI. For the fiscal year 2001, PPC, Hong Kong, RF, MNES and MCDI had revenues of $2.8 million, $2.5 million, $11.6 million, $2.6 million and $2.5 million, respectively. For the fiscal year 2002, RF, MNES and MCDI had revenues of $6.0 million, $15.5 million and $9.9 million, respectively.

Gross profit decreased $15.6 million, or 19.1%, from $81.5 million for the fiscal year 2001 to $65.9 million for the fiscal year 2002. Gross profit decreased primarily as a result of two factors: 1) costs of sales in fiscal year 2002 included certain costs incurred associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under Generally Accepted Accounting Principles (“GAAP”), which costs included a write off of $4.9 million of inventories and $3.7 million of excess manufacturing cost at its Watertown operation, which is being closed, and $0.5 million of expenses to move MCDI from Melrose, Massachusetts to Lawrence, Massachusetts; and 2) the remainder of the decrease in gross profit was due to the decline in sales. As a percentage of sales, gross profit was 31.0% for the fiscal year 2002, compared to 33.5% for the fiscal year 2001. This decrease in gross profit percentage was primarily due to lower sales, partially offset by certain cost control measures, higher margins on new products, the closures of Hong Kong and PPC and the sale of RF. In the fiscal year 2001, PPC, Hong Kong, RF, MNES and MCDI had gross profits of $1.0 million, $0.2 million, $2.3 million, $1.1 million and $1.6 million, respectively. In the fiscal year 2002, RF, MNES and MCDI had gross profits of $1.5 million, $3.9 million and $3.9 million, respectively.

Selling, general and administrative expenses increased $0.1 million, or 0.3%, from $37.6 million for the fiscal year 2001 to $37.7 million for the fiscal year 2002. This increase was primarily due to the additions of expenses for MNES and MCDI, partially offset by the eliminations or reduction of expenses for PPC, Hong Kong and RF and lower commission expenses, which resulted from lower sales. Selling, general and administrative expenses for the fiscal year 2002 included $0.5 million in severance costs associated with the Company’s Capacity Optimization and Profit Enhancement Programs that do not qualify as “restructuring costs” under GAAP.

Research and development expenses increased $7.6 million or 47.2%, from $16.1 million for the fiscal year 2001 to $23.7 million for the fiscal year 2002. The increase was primarily due to higher spending to develop new higher-margin application-specific products, including, among others, Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications.

Amortization of goodwill and other intangible assets increased $1.0 million due to the increase of non-goodwill intangible assets related to the acquisitions of the assets of NES and CDI in August 2001.

Restructuring charges of $6.2 million included $4.3 million of severance payments for terminated employees and $1.9 million for facility related expenses, which included write-offs of $0.6 million of construction in progress, $0.9 million in clean up costs and $0.4 million for penalties related to cancellations of certain contracts with suppliers (see Note 10 to the Consolidated Financial Statements).

The Company recorded $2.4 million of asset impairments because management believes that estimated future revenues from the impaired assets will be lower than previously anticipated as a result of management’s decision to discontinue a product line.

In fiscal year 2002, gain on sales of assets included a gain of $3.4 million from the sale of RF, partially offset by $0.3 million, $0.6 million, $0.8 million and $0.3 million of losses from the sales of a building in Florida, the Carlsbad design center, Semcon and certain other assets, respectively (see Notes 12 and 16).

The Company had $0.5 million interest expense in fiscal year 2002 compared to $0.7 million of interest income in fiscal year 2001 due to lower cash balances and additional interest expense, incurred for the notes payable related to the acquisitions of MNES and MCDI.

The effective income tax rate was 33.0% in the respective fiscal years ended September 30, 2001 and September 29, 2002, respectively.

Results Of Operations For Fiscal Year 2000 Compared To Fiscal Year 2001.

Net sales decreased $4.2 million, from $247.6 million for fiscal year 2000 to $243.4 million for fiscal year 2001. The decrease was primarily attributable to a decline in products sold to the low-end PC and mobile telephone markets and the elimination or reduction of revenues generated by divisions that were sold or closed, partially offset by higher sales of power management, TVS and RF/Microwave products to the mobile connectivity and telecommunications markets, higher sales to the military and aerospace/satellite customers and the additions of MNES and MCDI. The Company sold the assets of its Micro Commercial Components division (“MCC”) and closed this division in June 2000. The Company also closed BKC Semiconductor, Inc. (“BKC”) in September 2000, Microsemi PPC Inc. (“PPC”) in March 2001 and substantially ceased operations at Microsemi (H.K.) Ltd. (“Hong Kong”) in June 2001. For fiscal year 2000, MCC, BKC, PPC and Hong Kong contributed revenues of $9.8 million, $6.3 million, $4.5 million and $3.9 million, respectively. For fiscal year 2001, PPC, Hong Kong, MNES and MCDI contributed revenues of $2.8 million, $2.5 million, $2.6 million and $2.5 million, respectively.

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

Capital Resources And Liquidity

The Company finances its operations primarily through a combination of cash from operations, a commercial bank line of credit and long-term debt.

Net cash provided by operating activities was $35.8 million, $21.8 million and $15.6 million for the fiscal years 2000, 2001 and 2002, respectively. The $14.0 million, or 38.7%, decrease in net cash provided by operating activities in fiscal year 2001, compared to fiscal year 2000, was primarily a result of the $9.1 million increase in income, offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, allowance for doubtful accounts, impairment of assets and changes in accounts receivable, inventories, accounts payable, accrued liabilities and income tax payable. The $6.2 million, or 28.5%, decrease in net cash provided by operating activities in fiscal year 2002, compared to fiscal year 2001, was primarily a result of the $22.0 million decrease in income that was partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, provisions for doubtful accounts, gain on retirement and dispositions of assets, impairment of assets and changes in deferred income taxes, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and income tax payable.

Net cash used in investing activities was $9.8 million, $29.2 million and $7.4 million for the fiscal years 2000, 2001 and 2002, respectively. The Company spent $10.7 million, $15.9 million and $19.8 million for capital equipment in fiscal years 2000, 2001 and 2002, respectively. The increases in fiscal years 2001 and 2002 were primarily for the construction of equipment for the production of new products. The Company received approximately $12.5 million for the sales of RF and a building in Florida in fiscal year 2002, net of expenses. The Company paid $14.7 million for the acquisitions of NES and CDI in fiscal year 2001.

Net cash (used in) provided by financing activities was ($3.1) million, $1.8 million and ($9.9) million for fiscal years 2000, 2001 and 2002, respectively. In fiscal year 2000, the major financing activities were payments of $18.5 million of notes payable to banks, $31.4 million of long term debt and receipts of $45.3 million from sales of the Company’s common stock and $2.5 million from exercises of employee stock options. In fiscal year 2001, the major financing activities were payments of $2.2 million of notes payable to banks and receipts of $4.1 million from exercises of employee stock options. In fiscal year 2002, the major financing activities were payments of $9.7 million of notes payable related to the acquisitions of NES and CDI, $2.6 million of long term debt and receipts of $2.5 million from exercises of employee stock options. In March 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for the $2.5 million convertible note related to the acquisition of certain assets of Infinesse Corp.

Microsemi had $30.5 million, $24.8 million and $23.1 million in cash and cash equivalents at October 1, 2000, September 30, 2001 and September 29, 2002, respectively.

At September 29, 2002, Microsemi had $8.4 million in total of long-term portion of long-term debt and other long-term liabilities, down $2.6 million, or 23.9%, from $11.0 million at September 30, 2001.

Accounts receivable decreased from $38.0 million at September 30, 2001 to $32.4 million at September 29, 2002. This decrease was due to lower sales and the sale of RF.

Inventory decreased from $58.9 million at September 30, 2001 to $52.0 million at September 29, 2002. This decrease was principally due to the sale of RF and write off of obsolete inventory at the Watertown operations, which are being closed.

At September 29, 2002, Microsemi had a current ratio of 3.8 to 1, an improvement from 2.5 to 1 at September 30, 2001.

The Company has a $30.0 million credit line with a bank, which includes a facility to issue letters of credit. As of September 29, 2002, $4.1 million was outstanding in the form of a letter of credit and $25.9 million was available under this credit facility. The credit line expires in March 2003 and is collateralized by substantially all of the assets of the Company. In December 2002, the Company has entered into an amendment to extend this line of credit to March 2004. Pursuant to such amendment, the Company will repay approximately $4.0 million of debt in the second quarter of 2003 in connection with a loan from the City of Santa Ana Industrial Development Revenue Authority.

As of September 29, 2002, Microsemi was in compliance with the covenants required by its bank, creditors and lessors.

During fiscal year 2003, the Company is expected to pay approximately $3.0 million to complete the restructuring/consolidations programs in Massachusetts and Ireland.

On June 28, 2002, the Company paid Mr. Philip Frey, Jr., the Company’s Chairman of the Board, $728,119 pursuant to an agreement to discharge and extinguish the Company’s remaining obligations to Mr. Frey pursuant to the Supplemental Executive Retirement Plan dated September 15, 1986.

In October 2002, Microsemi received $1.5 million in cash from the sale of Carlsbad and $1.5 million in cash and $0.5 million in a note receivable from the sale of Semcon (see Notes 12 and 16 to the Consolidated Financial Statements).

The sale of real property and improvements thereon in Watertown, Massachusetts is scheduled to be completed in December 2002. Microsemi anticipates receiving $1.4 million in cash and $4.0 million in notes receivable from this transaction. The Company will lease back approximately 37,000 square feet of this 166,000 square foot facility.

Further plant consolidations are anticipated in the longer-term. Proceeds from sales of assets, if and when received, should enhance the Company’s cash position; however, management believes that the Company’s ability to meet its cash needs is not dependent upon the receipt of such proceeds.

The following table summarizes Microsemi’s contractual payment obligations and commitments as of September 29, 2002 (see Notes 7 and 9 to the Consolidated Financial Statements):

Payment Obligations by Year (in 000’s)

	2003	2004	2005	2006	2007	After 2007	Total
Long-Term Debt	$3,967	$69	$77	$82	$87	$241	$4,523
Capital Lease	293	293	293	293	293	6,213	7,678
Operating Leases	3,254	3,217	3,183	1,315	1,070	8,922	20,961

Total	$7,514	$3,579	$3,553	$1,690	$1,450	$15,376	$33,162

Based upon information currently available, management believes that Microsemi can meet its current cash requirements and capital commitments with cash balances or internally generated funds from ongoing operations.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method is prohibited. The acquisitions of New England Semiconductor Corp. and Compensated Devices, Inc. (see Note 11 to the Consolidated Financial Statements) were accounted for under the provisions of SFAS No. 141. Further, goodwill and other intangible assets acquired in these acquisitions will be subject immediately to the provisions of SFAS No. 142. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. In fiscal year 2002, the Company recognized $2,338,000 in goodwill amortization expense. Such amortization is no longer required beginning fiscal year 2003.

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

In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of FAS 146.

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

Item 8.    Financial Statements and Supplementary Data

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page

1.	Consolidated Financial Statements

	Report of Independent Accountants	30

	Consolidated Balance Sheets at September 30, 2001 and September 29, 2002	31

	Consolidated Income Statements for each of the three fiscal years in the period ended September 29, 2002	32

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 29, 2002	33

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 29, 2002	34

	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedule

	Schedule for the fiscal years ended October 1, 2000, September 30, 2001, and September 29, 2002

	Schedule II—Valuation and Qualifying Accounts	53

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders
of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 30, 2001 and September 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Orange County, California
November 21, 2002

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in 000’s, except per share data)

	September 30, 2001	September 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,808	$23,060
Accounts receivable, less allowance for doubtful accounts, $1,510 at 2001 and $1,740 at 2002	37,950	32,435
Inventories	58,889	52,040
Deferred income taxes	12,277	3,736
Other current assets	2,072	2,698

Total current assets	135,996	113,969
Property and equipment, net	63,380	65,608
Deferred income taxes	1,671	1,641
Goodwill and other intangible assets, net	37,306	33,824
Other assets	1,818	1,726

Total Assets	$240,171	$216,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable to banks and others	$9,766	$144
Current maturities of long-term debt	3,573	167
Accounts payable	11,385	12,559
Accrued liabilities	22,158	17,052
Income taxes payable	6,862	—

Total current liabilities	53,744	29,922

Long-term debt	6,078	4,356

Other long-term liabilities	4,960	4,044

Commitments and contingencies
Stockholders’ equity:
Preferred stock (Note 1)	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 28,248 and 28,895 shares at 2001 and 2002	5,650	5,779
Capital in excess of par value of common stock	110,729	118,451
Retained earnings	60,096	55,387
Accumulated other comprehensive loss	(1,086)	(1,171)

Total stockholders’ equity	175,389	178,446

Total Liabilities And Stockholders’ Equity	$240,171	$216,768

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
For each of the three fiscal years in the period ended September 29, 2002
(amounts in 000’s, except earnings per share)

	2000	2001	2002
Net sales	$247,577	$243,388	$212,640
Cost of sales	177,602	161,932	146,781

Gross profit	69,975	81,456	65,859

Operating expenses:
Selling and general and administrative	38,431	37,643	37,750
Amortization of goodwill and other intangible assets	2,359	2,830	3,811
Research and development	11,196	16,122	23,651
Acquired in-process research and development	2,510	—	—
Restructuring charges	—	—	6,228
Asset impairments	—	—	2,381
Gain on sales of assets, net	—	—	(1,467)

Total operating expenses	54,496	56,595	72,354

Operating income (loss)	15,479	24,861	(6,495)

Other (expenses) income:
Interest, net	(3,329)	653	(483)
Other, net	133	290	(50)

Total other (expenses) income	(3,196)	943	(533)

Income (loss) before income taxes	12,283	25,804	(7,028)
Provision (benefit) for income taxes	4,054	8,515	(2,319)

Net income (loss)	$8,229	$17,289	$(4,709)

Earnings (loss) per share:
Basic	$0.34	$0.62	$(0.16)

Diluted	$0.33	$0.59	$(0.16)

Weighted-average common shares outstanding :
Basic	24,018	27,906	28,676

Diluted	25,200	29,579	28,676

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the three fiscal years in the period ended September 29, 2002
(amounts in 000’s)

	Common Stock		Capital in excess of par value of common stock	Retained Earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at October 3, 1999	21,840	$4,368	$44,511	$34,578	$(996)	$82,461

Proceeds from exercise of stock options	518	104	2,359	—	—	2,463
Issuance of stock related to an acquisition	624	126	8,937	—	—	9,063
Sales of common stock	4,606	920	44,420	—	—	45,340
Tax benefit—stock options	—	—	2,175	—	—	2,175
Comprehensive income (loss)	—	—	—	8,229	(41)	8,188

Balance at October 1, 2000	27,588	5,518	102,402	42,807	(1,037)	149,690

Proceeds from exercise of stock options	660	132	3,918	—	—	4,050
Non employee stock-based compensation	—	—	459	—	—	459
Tax benefit—stock options	—	—	3,950	—	—	3,950
Comprehensive income (loss)	—	—	—	17,289	(49)	17,240

Balance at September 30, 2001	28,248	5,650	110,729	60,096	(1,086)	175,389

Proceeds from exercise of stock options	314	62	2,445	—	—	2,507
Conversion of note payable	333	67	2,433	—	—	2,500
Tax benefit—stock options	—	—	2,844	—	—	2,844
Comprehensive loss	—	—	—	(4,709)	(85)	(4,794)

Balance at September 29, 2002	28,895	$5,779	$118,451	$55,387	$(1,171)	$178,446

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three fiscal years in the period ended September 29, 2002
(amounts in 000’s)

	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$8,229	$17,289	$(4,709)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,161	12,743	13,982
Provision for doubtful accounts	1,962	(2,193)	391
Loss (gain) on disposition and retirement of assets	583	(680)	(1,484)
Impairments of fixed assets	—	—	1,697
Acquired in-process research and development	2,510	—	—
Reserve for note receivable	—	—	250
Deferred income taxes	1,900	1,092	11,415
Stock based compensation for services provided	—	459	—
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,216)	(1,044)	3,973
Inventories	1,675	(736)	3,294
Other current assets	199	103	(2,126)
Other assets	356	821	—
Accounts payable	242	(1,319)	1,174
Accrued liabilities	7,837	(2,912)	(4,493)
Income taxes payable	1,369	(1,687)	(6,862)
Other long-tem liabilities	18	(152)	(916)

Net cash provided by operating activities	35,825	21,784	15,586

Cash flows from investing activities:
Purchases of property and equipment	(10,724)	(15,928)	(19,845)
Proceeds from sales of assets	2,702	1,042	12,485
Other assets	—	357	(37)
Payments for acquisitions, net of cash acquired	(1,548)	(14,676)	—
Investment in an unconsolidated affiliate	(251)	—	—

Net cash used in investing activities	(9,821)	(29,205)	(7,397)

Cash flows from financing activities:
Decrease in note payable to banks	(18,500)	—	—
Payments of notes payable to others	(1,008)	—	(9,731)
Payments of long-term debt	(31,422)	(2,232)	(2,628)
Proceeds from sale of common stock	45,340	—	—
Proceeds from exercise of stock options	2,463	4,050	2,507

Net cash (used in) provided by financing activities	(3,127)	1,818	(9,852)

Effect of exchange rate changes on cash	(41)	(49)	(85)

Net increase (decrease) in cash and cash equivalents	22,836	(5,652)	(1,748)
Cash and cash equivalents at beginning of year	7,624	30,460	24,808

Cash and cash equivalents at end of year	$30,460	$24,808	$23,060

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Microsemi Corporation is a global supplier of commercial and high-reliability analog integrated circuits and power management, mixed-signal and discrete semiconductors serving the satellite, telecommunications, computer and peripherals, military/aerospace, automotive, digital media, industrial/commercial, and medical markets.

Fiscal Year

The Company reports results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on October 1, 2000, September 30, 2001 and September 29, 2002 consisted of fifty-two weeks.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets and certain other long-term assets approximate their fair values because of the short maturity of these instruments. The carrying values of the Company’s long-term debt at September 30, 2001 and September 29, 2002 approximate fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales

The Company is potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because the Company relies on a significant portion of customers whose principal sales are to the U.S. Government. In addition, sales to foreign customers represented approximately 37%, 32%, and 28% of net sales for fiscal years 2000, 2001, and 2002 respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out (“FIFO”) method. Costs include materials, labor and manufacturing overhead. The Company evaluates the carrying value of its inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for its products in their respective markets. The Company also evaluates the composition of its inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of the Company’s products, and current market and economic conditions. Inventory reserves are established, based on such judgments, for any inventories that are identified as having a net realizable value less than its cost. Historically, the net realizable value of the Company’s inventories has generally been within management’s estimates. However, if the Company is not able to meet its sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of the Company’s inventories could have a material adverse impact on future operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. It is the Company’s policy to evaluate the carrying value of its operating assets when certain events arise and to recognize impairments when the projected future undiscounted net operating cash flows over the lives of the assets are less than the assets’ carrying values.

Revenue Recognition, Sales Returns And Allowances

SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) requires that four basic criteria be met before revenue can be recognized: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. However, Microsemi records reductions to revenue for estimated allowances such as returns, rebate and competitive pricing programs. If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenue would result.

Allowance for Doubtful Accounts

Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances would be required. While credit losses have been generally within management’s expectations and the provisions established, significant deterioration in the liquidity or financial position of any of the Company’s major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The excess of the purchase price of businesses or assets acquired over the fair value of the net assets (“goodwill”) is amortized over 10 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of an asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded.

The identification of intangible assets and determination of the fair value and useful lives of certain assets and liabilities acquired are subjective in nature and often involve the use of significant estimates and assumptions. Microsemi used an independent valuation firm to assist in evaluating goodwill and other intangible assets. Various methods were used for the estimation of the value of intangibles acquired. These methods rely on a number of estimates and assumptions, including projected future cash flows, residual growth rates and discount factors. Most of these assumptions were made based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect net income.

In the first quarter of fiscal year 2003, Microsemi will adopt Statement of Financial Accounting Standards 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach, consequently goodwill and other intangible assets with indefinite lives will no longer be amortized. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to different operating segments, will affect the impairment, if any, to be recognized upon adoption of SFAS 142. In addition, if Microsemi had identified more intangible assets with definite lives, less goodwill would have been recorded in its acquisitions and future reported results would have been lower.

The value of intangible assets, including goodwill, is exposed to future adverse changes if Microsemi experiences declines in operating results or negative industry or economic trends or if future performance is below projections. Microsemi will periodically review its intangible assets and goodwill for impairment. The estimates that are used in the evaluation of goodwill and other intangible assets are consistent with the plans and estimates that Management uses to manage Microsemi business. If new products fail to gain market acceptance or if market projections are too high, revenue and cost forecasts will not be achieved, impairment charges to goodwill will be recorded.

Accounting For Income Taxes

As part of the process of preparing the consolidated financial statements, Microsemi has to estimate its income taxes for each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. If the Company establishes a valuation allowance or increases this allowance in a period, it will adversely effect the tax provision in the statement of operations.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs and the cost of prototypes.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), have been included in Note 8.

Preferred Stock

The Company’s certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. The Company has not issued any preferred stock.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods and based upon the assumption that the convertible subordinated debentures had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, net of applicable taxes. Earnings per share for the fiscal years October 1, 2000 and September 30, 2001 reflect the 2-for-1 stock split completed in August 2001, and earnings per share for each of the fiscal years in the period ended September 29, 2002 were calculated as follows (amounts in 000’s, except per share data):

	Fiscal Year
	2000	2001	2002
BASIC
Net income (loss)	$8,229	$17,289	$(4,709)

Weighted-average common shares outstanding	24,018	27,906	28,676

Basic earnings (loss) per share	$0.34	$0.62	$(0.16)

DILUTED
Net income (loss)	$8,229	$17,289	$(4,709)
Interest savings from assumed conversions of convertible debt, net of income taxes	68	117	—

Net income (loss) assuming conversions	$8,297	$17,406	$(4,709)

Weighted-average common shares outstanding for basic	24,018	27,906	28,676
Dilutive effect of stock options	1,030	1,340	—
Dilutive effect of convertible debt	152	333	—

Weighted-average common shares outstanding on a diluted basis	25,200	29,579	28,676

Diluted earnings (loss) per share	$0.33	$0.59	$(0.16)

Approximately 52,000, 113,500, and 4,620,000 options, in 2000, 2001, and 2002, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change in the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative translation adjustment. Total comprehensive income (loss) for fiscal years 2000, 2001, and 2002 was $8,188,000, $17,240,000, and ($4,794,000), respectively.

Segment Information

The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new accounting and reporting standards for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Use of the pooling-of-interest method is prohibited. The acquisitions of New England Semiconductor Corp. and Compensated Devices, Inc. (see Note 11 to the consolidated financial statements) were accounted for under the provisions of SFAS No. 141. Further, goodwill and other intangible assets acquired in these acquisitions were subject immediately to the provisions of SFAS No. 142. SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective on a Company-wide basis at the beginning of the first quarter of fiscal year 2003. In fiscal year 2002, the Company recognized $2,338,000 in goodwill amortization expense. Such amortization is no longer required beginning fiscal year 2003.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which the company had committed to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of FAS 146.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.    Inventories

Inventories are summarized as follows (amounts in 000’s):

	October 1, 2000	September 30, 2001	September 29, 2002
Raw materials	$12,503	$14,751	$9,561
Work in process	22,186	23,565	24,864
Finished goods	17,864	20,573	17,615

	$52,553	$58,889	$52,040

3.    Property and Equipment

Property and equipment consisted of the following components (amounts in 000’s):

	Asset Life	September 30, 2001	September 29, 2002
Buildings	20-40 years	$33,501	$31,723
Property and equipment	3-10 years	62,231	61,468
Furniture and fixtures	5-10 years	6,033	1,807
Leasehold improvements	Life of lease	4,622	4,456

		106,387	99,454
Accumulated depreciation		(57,243)	(58,110)
Land		5,419	4,329
Construction in progress		8,817	19,935

		$63,380	$65,608

Depreciation expense was $9,802,000, $9,898,000, and $10,171,000 in fiscal years 2000, 2001, and 2002 respectively.

At September 29, 2002, land and buildings located at the Santa Ana, California facility were pledged to the City of Santa Ana under the provisions of the loan agreement with the Santa Ana Industrial Development Authority. The total net book value of pledged assets was $4,777,000 and $4,020,000 at September 30, 2001 and September 29, 2002, respectively.

4.    Goodwill and Other Intangible Assets, Net, and Other Assets:

	September 30, 2001	September 29, 2002
Goodwill and other intangible assets, net (amounts in 000’s)	$37,306	$33,824

Accumulated amortization for goodwill and other intangible assets amounted to $6,707,000 and $10,191,000 as of September 30, 2001 and September 29, 2002, respectively. Amortization expense for fiscal years 2000, 2001, and 2002 was $2,143,000, $2,770,000, and $3,753,000, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other assets consisted of the following components (amounts in 000’s):

	September 30, 2001	September 29, 2002
Deferred financing expenses, net	$137	$84
Notes receivable	1,441	1,300
Property held for sale	139	153
Other	101	189

	$1,818	$1,726

Accumulated amortization for deferred financing expenses amounted to $1,139,000 and $1,135,000 as of September 30, 2001 and September 29, 2002, respectively. Amortization expense for fiscal years 2000, 2001, and 2002 was $216,000, $75,000, and $58,000, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in 000’s):

	September 30, 2001	September 29, 2002
Payroll and payroll taxes	$2,679	$4,051
Vacation, sick and other employee benefits	4,425	4,694
Profit sharing	6,032	—
Accrued interest	2,285	2,198
Other accrued expenses	6,737	6,109

	$22,158	$17,052

6.    Income Taxes

Pretax income (loss) was taxed under the following jurisdictions (amounts in 000’s):

	For each of the three fiscal years in the period ended September 29, 2002
	2000	2001	2002
Domestic	$10,795	$23,951	$(7,433)
Foreign	1,488	1,853	405

Total	$12,283	$25,804	$(7,028)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following components (amounts in 000’s):

	For each of the three fiscal years in the period ended September 29, 2002
	2000	2001	2002
Current:
Federal	$3,972	$8,075	$(11,863)
State	620	1,255	558
Foreign	223	277	415
Deferred	(761)	(1,092)	8,571

	$4,054	$8,515	$(2,319)

The tax affected deferred tax assets (liabilities) comprise of the following components (amounts in 000’s):

	September 30, 2001	September 29, 2002
Accounts receivable	$1,684	$1,772
Inventories	2,784	874
Other assets	1,316	474
Fixed asset bases	932	—
Accrued employee benefit expenses	5,565	1,269
Net operating losses	—	365
Tax credits	—	2,081
Accrued other expenses	3,260	574
Amortization of intangible assets	1,966	1,439

Gross deferred tax assets	17,507	8,848

Fixed asset bases	—	(1,361)
Inventory bases	(1,119)	(754)
Depreciation	(2,440)	(1,356)

Gross deferred tax liabilities	(3,559)	(3,471)

	$13,948	$5,377

The Company has various state net operating losses (NOL) of approximately $8,000,000 that begin expiring in 2002, state research and experiment credits of approximately $1,500,000 that have an indefinite carry forward, and other state tax credits of approximately $500,000 that begin expiring in 2002.

Management believes it is more likely than not that the NOL and credit carry forwards will be realized. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the NOL and other tax attribute carry forwards that can be utilized.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to the Company’s actual tax expense (amounts in 000’s):

	For each of the three fiscal years in the period ended September 29, 2002
	2000	2001	2002
Tax computed at statutory rate	$4,299	$9,029	$(2,460)
State taxes, net of federal impact	528	1,051	(703)
Foreign income taxed at different rates	(292)	(645)	274
Non-deductible goodwill amortization	316	519	344
Foreign Sales Corporation benefit	(237)	(237)	—
Tax credits	—	(966)	(177)
Adjustments to prior years’ tax accruals	(579)	(211)	291
Other differences, net	19	(25)	112

	$4,054	$8,515	$(2,319)

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been, for the most part, indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal year 2002, these undistributed earnings aggregated approximately $9,822,000.

7.    Debt

Long-term debt consisted of (amounts in 000’s):

	September 30, 2001	September 29, 2002
Industrial Development Bond, bearing interest at 6.75%, due March 2003; collateralized by first deed of trust	$4,000	$3,900
Note payable, bearing interest at 5.93%, payable monthly through July 2002	450	—
Notes payable (PPC acquisition), bearing interest at 7%, payable monthly through September 2009	1,512	623
Convertible note payable (MWS acquisition), bearing interest at 7%	2,500	—
Notes payable, bearing interest at ranges of 5% to 7%	1,189	—

	9,651	4,523
Less current portion	(3,573)	(167)

	$6,078	$4,356

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt maturities, including the current portion, during the next five fiscal years are as follows, including the subsequent event discussed below (amounts in 000’s):

2003	$3,967
2004	69
2005	77
2006	82
2007	87
Thereafter	241

$4,523

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the City of Santa Ana, California for the construction of improvements and new facilities at the Company’s Santa Ana plant. It was remarketed in 1995 and carries an average interest rate of 6.75% per annum. $3,900,000 of this loan remained outstanding at September 29, 2002. The terms of the bond require annually principal payments of $100,000 each in 2003 and in 2004 and $3,700,000 in 2005. A $4,055,000 letter of credit is carried by a bank to guarantee the repayment of this bond. There are no compensating balance requirements. An annual commitment fee of 2% is charged on this letter of credit. In addition, the agreement contains covenants regarding net worth and working capital. The Company was in compliance with the aforementioned covenants at September 29, 2002. Subsequent to September 29, 2002, the Company signed an amendment extending the expiration date of its existing revolving line of credit to March 2004. Pursuant to such amendment, the Company is required to accelerate the payment of this bond by March 31, 2003.

In September 1997, the Company issued and assumed notes payable of $2,370,000 related to the PPC acquisition. These notes are payable to the former owners, bear an interest rate of 7%, and are due in monthly installments of principal and interest over various periods through September 2009. $623,000 of these notes remained outstanding at September 29, 2002.

In March 2002, the Company issued 333,333 shares of Microsemi’s common stock as payment in full for a $2,500,000 convertible note related to the acquisition of assets from Infinesse Corp.

In April 1999, the Company obtained a $30,000,000 revolving line of credit, which expires in March 2003. In 2002, the Company has obtained an amendment to extend this line of credit to March 2004. The line of credit is collateralized by substantially all of the assets of the Company. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at the Company’s option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or share repurchases. The Company was in compliance with these covenants at September 29, 2002. At September 29, 2002, $25,945,000 was available under this line of credit, net of $4,055,000 utilized in a letter of credit; however, no funds were borrowed.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occupies a building in Santa Ana, California, which is under a long-term capital lease obligation. Future annual payments, included in other long-term liabilities at September 29, 2002, due under this capital lease obligation are as follows (amounts in 000’s):

Fiscal year ending
2003	$293
2004	293
2005	293
2006	293
2007	293
Thereafter	6,213

Total minimum lease payments	7,678
Less imputed interest	(4,601)

Present value of capitalized lease obligation	$3,077

The building under this capital lease obligation is reflected in property and equipment, net.

8.    Stock Options and Employee Benefit Plans

Stock Options

Under the terms of an incentive stock option plan adopted in fiscal year 1982 and amended in fiscal year 1985, nontransferable options to purchase common stock may be granted to certain key employees. The Company reserved 1,500,000 shares for issuance under the terms of the plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and 25 percent of the options granted becomes exercisable per year and are fully vested in four years from the grant date. For certain significant stockholders, the exercise period is limited to five years and the exercise price is higher.

In December 1986, the Board of Directors adopted another incentive stock option plan (the “1987 Plan”), as amended, which reserved an additional 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for the Company and its stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and management employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 29, 2002, the Company had granted only options under the 1987 Plan. The options may be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. For certain significant stockholders, the exercise period is limited to five years and the exercise price is higher.

At their annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) increases on the first day of each fiscal year, the number of shares available for grant in increments of 4% of the Company’s issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employee.

In August 2001, the stockholders authorized, by written consent, to increase the number of authorized shares of common stock to 100,000,000. The Board of Directors thereafter affected a two-for-one stock split by means

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a stock dividend. The stock dividend resulted in an increase in the number of shares deemed issued under the 1987 Plan, reserved for issuance under outstanding options, and available for grants.

Subsequent to September 29, 2002, the Board of Directors approved a Stock Option Exchange Offer whereby eligible employees holding options with an exercise price equal to or greater than $14.00 per share could exchange those options for a promise from the Company to grant replacement options for an equal number of shares, subject to the terms and conditions of the offer, at an exercise price equal to the fair market value of the Company’s stock on the date the replacement options are granted. The grant of replacement options under the Stock Option Exchange Offer has not yet occurred as of the date of filing of this report, and the effects of the Stock Option Exchange Offer and grant of replacement options is not reflected in the information set forth below.

Activity and price information regarding the plans are as follows:

	Stock Options
	Shares	Weighted-average Exercise Price
Outstanding October 3, 1999	1,947,254	$5.18
Granted	1,731,000	10.05
Exercised	(517,254)	4.76
Expired or canceled	(101,100)	6.84

Outstanding October 1, 2000	3,059,900	7.95
Granted	1,441,200	17.64
Exercised	(658,192)	6.20
Expired or Canceled	(240,220)	8.58

Outstanding September 30, 2001	3,602,688	11.72
Granted	1,623,500	22.95
Exercised	(312,553)	8.02
Expired or Canceled	(293,768)	18.06

Outstanding September 29, 2002	4,619,867	15.52

Stock options exercisable were 748,450, 651,613, and 1,365,757 at October 1, 2000, September 30 2001, and September 29, 2002 respectively, at weighted-average exercise prices of $6.08, $9.13, and $9.26, respectively. Remaining shares available for grant at October 1, 2000, September 30, 2001, and September 29, 2002, under the plans were 150,000, 1,181,000, and 1,364,000, respectively. All options were granted at the fair market value of the Company’s shares of common stock on the date of grant.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 29, 2002:

	Options Outstanding			Options Exercisable
	Shares	Weighted-average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Life

$ 0.50—$ 3.38	423,912	$3.12	5.07 years	177,012	$2.76
$ 3.53—$ 5.98	537,675	$4.75	5.83 years	353,275	$4.84
$ 6.09—$ 13.97	620,510	$9.71	6.70 years	313,010	$7.65
$ 14.00—$ 14.42	822,670	$14.28	8.17 years	197,360	$14.28
$ 14.44—$ 17.24	1,126,750	$15.80	8.93 years	243,750	$14.22
$ 17.75—$ 38.97	1,088,350	$29.61	9.12 years	81,350	$21.76

	4,619,867			1,365,757

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. This SFAS 123 proforma disclosure requirement is not applicable to options granted prior to fiscal 1996. The Company’s pro forma information is as follows (amounts in 000’s, except per share amounts):

	Fiscal Years
	2000	2001	2002
Net income (loss):
As reported	$8,229	$17,289	$(4,709)
Pro forma	$6,071	$12,395	$(11,636)
Basic earnings (loss) per share:
As reported	$0.34	$0.62	$(0.16)
Pro forma	$0.25	$0.44	$(0.41)
Diluted earnings (loss) per share:
As reported	$0.33	$0.59	$(0.16)
Pro forma	$0.24	$0.42	$(0.41)

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	2001	2002
Risk free interest rate	5.90%	5.18%	1.75%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	70.0%	78.0%	79.0%

The weighted-average grant date fair values of options granted during fiscal years 2000, 2001, and 2002 were $6.31, $11.12, and $14.54, respectively.

Employee Benefit Plans

The Microsemi Corporation Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for current bonuses based upon the Company’s earnings. Annual contributions to the plan are determined by the Board of Directors. Total charges to income were $5,678,000, $4,234,000, and $0 in fiscal years 2000, 2001, and 2002, respectively.

401(k) Plan

The Company sponsors a 401(k) Savings Plan whereby participating employees may elect to contribute up to 15% of their eligible wages. The Company is committed to match 100% of employee contributions, not to exceed 3% of the employee’s wages. The Company contributed $1,415,000, $1,387,000, and $1,590,000 to this plan during fiscal years 2000, 2001, and 2002, respectively.

Supplemental Retirement Plan

In fiscal year 1994, the Company adopted a supplemental retirement plan, which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees’ salaries. Included in other long-term liabilities at September 30, 2001 and September 29, 2002 were $1,248,000 and $539,000, respectively, related to the Company’s estimated liability under the plan.

9.    Commitments and Contingencies

The Company occupies premises and leases equipment under operating lease agreements expiring through 2029. Aggregate future minimum rental payments during the next five fiscal years under these leases are as follows (amounts in 000’s):

2003	$3,254
2004	3,217
2005	3,183
2006	1,315
2007	1,070
Thereafter	8,922

$20,961

Lease expense charged to income was $1,235,000, $2,161,000, and $3,406,000 in fiscal years 2000, 2001, and 2002, respectively. The aforementioned amounts are net of sublease income amounting to $328,000, $515,000 and $143,000 in fiscal years 2000, 2001, and 2002, respectively.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 31, 2000, Mitel Semiconductor, Inc. (“Mitel”) filed a Complaint in the Orange County Superior Court under Case No. 00CC13101 against the Company and two of its employees. During the period covered by this report, the case was settled by mutual agreement and a dismissal with prejudice was obtained. The settlement did not affect the financial condition or results of operations of Microsemi as Microsemi did not incur any material expense as a result of the settlement.

On November 28, 2000, Mil-Plus Components, Inc., had filed a complaint against the Company in the United States District Court for the Eastern District of New York in an action entitled, Mil-Plus Components, Inc. v. Microsemi Corporation, Case No. CIV 00 7068. In that action, the plaintiff alleged that the Company violated the antitrust laws of the United States and the State of New York in connection with the termination of the plaintiff as a distributor and that the Company made false oral representations to the plaintiff to the effect that the plaintiff would not be terminated as a distributor for the Company. In its complaint, the plaintiff had alleged economic damages of $50 million and, in addition, treble damages, exemplary damages and attorney’s fees. In its cross-complaint, Microsemi had sued the plaintiff for in excess of $0.2 million for non-payment for goods sold and delivered by the Company to the plaintiff. In February 2002, both of the parties in the case dismissed that case, without prejudice, and entered into discussions about potential resolution. The dismissal without prejudice terminates the existing case but does not bar either party from instituting new legal proceedings against the other party based on the same or other claims.

The Company is involved in various pending litigation arising out of the normal conduct of its business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

10.    Restructuring Charges and Asset Impairments

In January 2002, the Company announced its Capacity Optimization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. During fiscal year 2002, the Company recorded restructuring charges of $6,228,000 and asset impairments of $7,312,000.

The restructuring charges of $6,228,000 represents exit costs related to the Company’s consolidation of its operations in Watertown and Melrose, Massachusetts, Ireland and Mumbai, India. The exit costs include $4,340,000 for employee severance and $1,888,000 for contract cancellations, facility closure costs and write-off of equipment under construction that was abandoned as a result of the plant closure. The employee severance costs include termination benefits for 470 employees as part of the Company’s involuntary termination plans at the Company’s plants in Lowell and Melrose, Massachusetts, Ireland and Mumbai, India. The severance costs represent approximately $1,467,000 related to management positions. The Company expects its employee reductions to be completed by March 31, 2003.

The asset impairment charges are comprised of an inventory write-down of $4,931,000 and an equipment write-down of $2,381,000. The inventory write-down represents the carrying value of non-strategic inventory to be disposed off in connection with the closure of the Company’s Watertown plant and discontinuation of a

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product line. The write-down of equipment relates to equipment used to produce the discontinued product line. The equipment has been disposed off as of September 29, 2002.

The following table reflects the activities that result in the liabilities included in Accrued Liabilities in the consolidated balance sheet at September 29, 2002 (amounts in 000s):

	Workforce Reductions	Plant Closures	Asset Impairments	Total
Provision	$4,340	$1,888	$7,312	$13,540
Cash expenditures	(2,179)	(1,162)	(684)	(4,025)
Non-cash write-offs included in cost of sales	—	—	(4,931)	(4,931)
Other non-cash write-offs	—	—	(1,697)	(1,697)

Balance at September 29, 2002	$2,161	$726	$—	$2,887

11.    Acquisitions

On August 2, 2001, Microsemi NES, Inc. (“MNES”), a wholly-owned subsidiary of Microsemi, acquired certain assets of New England Semiconductor Corp. of Lawrence, Massachusetts and its wholly-owned subsidiary (“NES”). MNES paid approximately $3,300,000 in cash to the seller and issued a promissory note for $5,800,000 to the seller, which was paid in full in August 2002. Upon close of the transaction, MNES also directly paid in cash, certain existing obligations amounting to $2,200,000 and assumed $2,500,000 in other liabilities.

On August 15, 2001, Microsemi CDI, Inc. (“MCDI”), a wholly-owned subsidiary of Microsemi, acquired the assets of Compensated Devices, Inc. (“CDI”) of Melrose, Massachusetts. MCDI paid $7,700,000 in cash and issued a promissory note for $3,931,000 to the seller, which was paid in full in August 2002. Upon close of the transaction, MCDI also directly paid in cash, certain existing obligations amounting to $1,400,000 and assumed $300,000 of other liabilities.

The results of operations of NES and CDI prior to their respective acquisition dates were not material to the Company’s consolidated results of operations. Net assets acquired and purchase price for the acquisitions also were not deemed material to the Company’s consolidated assets. Accordingly, supplemental pro forma information on results of operations is not presented.

12.    Dispositions

In June 2002, the Company completed the sale of the assets, including the real property, of Microsemi RF Products, Inc., a wholly-owned subsidiary of the Company, based in Montgomeryville, Pennsylvania to Advanced Power Technology Inc., of Bend, Oregon. The Company received approximately $11,000,000 in cash, net of selling expenses, and recorded a gain of approximately $3,400,000. This gain is included in operating expenses.

In June 2002, Company sold a building in Florida, received approximately $1,500,000 in cash, net of selling expenses, and recorded a loss of approximately $300,000. This loss is included in operating expenses.

In September 2002, Microsemi sold its Carlsbad design center for $1.5 million in cash, which was received in October 2002, and recorded a loss of approximately $600,000. This loss is included in operating expenses.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment Information

The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company operates predominantly in a single industry segment as a manufacturer of semiconductors. Geographic areas in which the Company operates include the United States, Ireland, Hong Kong, and India. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows (amounts in 000’s):

	For Each of the Three Fiscal Years in the Period Ended September 29, 2002
	2000	2001	2002
Net sales:
United States:
Sales to unaffiliated customers	$224,212	$214,007	$188,682
Intergeographic sales	19,779	27,571	20,201
Europe:
Sales to unaffiliated customers	19,485	26,842	23,881
Intergeographic sales	3,603	5,275	2,434
Asia:
Sales to unaffiliated customers	3,880	2,539	77
Intergeographic sales	3,901	3,729	1,113
Eliminations of intergeographic sales	(27,283)	(36,575)	(23,748)

	$247,577	$243,388	$212,640

Income (loss) from operations:
United States	$14,922	$23,885	$(9,925)
Europe	441	1,150	3,698
Asia	116	(174)	(268)

Total	$15,479	$24,861	$(6,495)

Identifiable assets:
United States	$195,693	$224,271	$202,581
Europe	8,401	10,609	10,831
Asia	6,704	5,291	3,356

Total	$210,798	$240,171	$216,768

Capital expenditures:
United States	$10,498	$15,789	$19,612
Europe	125	124	231
Asia	101	15	2

Total	$10,724	$15,928	$19,845

Depreciation and amortization:
United States	$11,676	$12,178	$13,595
Europe	190	218	245
Asia	295	347	142

Total	$12,161	$12,743	$13,982

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Statement of Cash Flows

	For Each of the Three Fiscal Years in the Period Ended September 29, 2002
	2000	2001	2002
	(amounts in 000’s)
Supplementary information:
Cash paid during the year for:
Interest	$4,193	$965	$1,114

Income taxes	$3,484	$9,237	$2,444

Non-cash financing and investing activities:
Businesses acquired in purchase transactions (Note 11):
Fair values of tangible assets acquired	$250	$9,671	$—
Goodwill and other intangible assets	14,860	17,517	—
Less common stock issued	(9,062)	—	—
Less debt issued and liabilities assumed	(4,500)	(12,512)	—

Cash paid for acquisition	1,548	$14,676	$—

Conversion of note payable	$—	$—	$2,500

15.    Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in 000’s, except earnings per share):

	Quarters ended in fiscal year 2001
	December 31, 2000	April 1, 2001	July 1, 2001	September, 30, 2001
Net sales	$63,005	$63,131	$60,089	$57,163
Gross profit	$19,974	$20,553	$20,466	$20,463
Net income	$4,099	$4,269	$4,436	$4,485
Basic earnings per share	$0.15	$0.16	$0.16	$0.16
Diluted earnings per share	$0.14	$0.15	$0.15	$0.15

	Quarters ended in fiscal year 2002
	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
Net sales	$57,018	$54,969	$51,466	$49,187
Gross profit	$21,820	$18,354	$15,726	$9,959
Net income (loss)	$4,260	$(2,636)	$740	$(7,073)
Basic earnings (loss) per share	$0.15	$(0.09)	$0.03	$(0.24)
Diluted earnings (loss) per share	$0.14	$(0.09)	$0.03	$(0.24)

Earnings per share in prior periods were adjusted to reflect the 2-for-1 stock split completed in August 2001.

16.    Subsequent Event

In October 2002, the Company completed the sale of its Semcon Electronics Private Limited subsidiary, of Mumbai, India (“Semcon”) for $2,000,000. The Company received $1,500,000 in cash and a $500,000 unsecured seven-year promissory note, which has been fully impaired. A loss of approximately $800,000 was recorded in operating expenses during fiscal year 2002.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
	(amounts in 000’s)
October 1, 2000
Allowance for doubtful accounts	$1,827	$185	$—	$(220)	$1,792

Reserve for investments in and advances to affiliates	$1,297	$1,200	$—	$(237)	$2,260

September 30, 2001
Allowance for doubtful accounts	$1,792	$1104	$—	$(1,386)	$1,510

Reserve for investments in and advances to affiliates	$2,260	$2,533	$—	$—	$4,793

September 29, 2002
Allowance for doubtful accounts	$1,510	$(391)	$585	$36	$1,740

Reserve for investments in and advances to affiliates	$4,793	$(1,472)	$—	$—	$3,321

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

Items 10, 11, 12 (except to the extent Item 12 addresses Item 201(d) of Regulation S-K) and 13 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year ended September 29, 2002. The information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

The following table sets forth information as of September 29, 2002.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,619,867	$15.52	1,364,000	*
Equity compensation plans not approved by security holders	—	—	—

Total	4,619,867	$15.52	1,364,000	*

*
The Microsemi Corporation 1987 Stock Plan contains a formula for calculating the number of securities available for issuance under the plan that automatically increases the number of securities available for issuance by four percent of the number of outstanding shares of Common Stock of Microsemi on the first day of each fiscal year.

Item 14.    Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures. The registrant’s principal executive officer and principal financial officer concluded that the registrant’s disclosure controls and procedures (as defined in §§240.13a-14(c) and 240.15d-14(c)) were effective based on their evaluation of these controls and procedures as of December 4, 2002.

(b)  Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements. See Index under Item 8.

 2.  Financial Statement Schedules. See Index under Item 8.

 3.  Exhibits:
The exhibits which are filed with this report are listed in the Exhibit Index.

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the Company in the fourth quarter of fiscal year 2002.

On July 1, 2002, the Company filed a Current Report on Form 8-K dated June 28, 2002, reporting under Item 5 that on June 28, 2002, the Company paid Mr. Philip Frey, Jr., the Company’s Chairman of the Board, $728,119, pursuant to an agreement to discharge and extinguish the Company’s remaining obligations to Mr. Frey, pursuant to the Supplemental Executive Retirement Plan dated September 15, 1986 (the “SERP”). The Form 8-K also reported under Item 9 that on June 24, 2002, Mr. Frey received notice that 100,000 shares of Microsemi’s Common Stock held in a margin account were sold at about $7.80 each to satisfy a margin call that occurred while he was on vacation.

On July 2, 2002, the Company filed a Current Report on Form 8-K dated June 28, 2002, reporting under Item 9 that Mr. Philip Frey, Jr. received notice that 25,000 shares of Microsemi’s Common Stock held in a margin account were sold at $6.58 each to satisfy a margin call that occurred while he was on vacation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSEMI CORPORATION

By:	/s/ DAVID R. SONKSEN
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:    December 17, 2002

CERTIFICATIONS*

I, James J. Peterson, certify that:

1.  I have reviewed this annual report on Form 10-K of Microsemi Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ JAMES J. PETERSON

[Signature]
Chief Executive Officer and President

I, David R. Sonksen, certify that:

1.  I have reviewed this annual report on Form 10-K of Microsemi Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ DAVID R. SONKSEN
[Signature] Executive Vice President, Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

The undersigned hereby constitutes and appoints James J. Peterson and David R. Sonksen, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP FREY, JR. Philip Frey, Jr.	Chairman of the Board and Director	December 11, 2002

/s/ JAMES J. PETERSON James J. Peterson	President and Chief Executive Officer	December 11, 2002

/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	December 11, 2002

/s/ Robert B. Phinizy Robert B. Phinizy	Director	December 13, 2002

/s/ Martin H. Jurick Martin H. Jurick	Director	December 11, 2002

/s/ H.K. Desai H.K. Desai	Director	December 12, 2002

/s/ Nick E. Yocca Nick E. Yocca	Director	December 11, 2002

/s/ Dennis R. Leibel Dennis R. Leibel	Director	December 12, 2002

/s/ Thomas R. Anderson Thomas R. Anderson	Director	December 13, 2002

EXHIBIT INDEX

Sequential

Exhibit Number	Description

2.2	Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Registrant, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc.(10)

2.3	Asset Purchase Agreement, dated as of February 15, 2000 between the Registrant and Infinesse Corporation (12)

2.4
Asset Purchase Agreement, dated as of May 7, 2002, by and between Microsemi RF Products, Inc. and RF Acquisition Sub, Inc., excluding the following exhibits and schedules: Assignment of License and Assignment and Assumption Agreement; Allocation of Purchase Price; Bill of Sale and Assumption Agreement; Warranty Deed, and Disclosure Schedules (all of which will be provided to the Securities and Exchange Commission upon its request). (18)

3	Bylaws of the Registrant* (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (15)

4.2	Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (13)

10.13	The Registrant’s 1987 Stock Plan, and amendments thereto* (16)

10.54
Asset Purchase Agreement dated May 28, 1992 between Micro USPD, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Micro USPD”), and Unitrode Corporation, a Maryland corporation (“Unitrode”) (2)

10.55
Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant (“Micro Bermuda”) (3)

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

10.78	Motorola-Microsemi PowerMite(R)Technology Agreement. Portions omitted from this Exhibit have been separately filed with the Commission pursuant to a request for confidential treatment. (7)

10.80	Asset Purchase agreement between SGS-Thomson Microelectronics, Inc. and Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company.(8)

10.84	Supplemental Executive Retirement Plan* (9)

Exhibit Number	Description

10.85	Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (11)

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999 (18)

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999 (18)

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999 (18)

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999 (18)

10.86	Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (14)

10.86.1	Agreement dated April 1, 2002, executed May 13, 2002, between Philip Frey, Jr. and the Registrant, amending the Transition and Consulting Agreement dated January 24, 2001* (19)

10.87	Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (14)

10.88	Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (14)

10.89	Agreement dated June 27, 2002 between Philip Frey, Jr. and the Registrant* (17)

10.90	Stock Option Exchange Offer dated November 1, 2002 (20)

10.91	Board Member Retirement Process*

21	List of Subsidiaries

23.1	Consent of Independent Accountants (Form S-3 and Forms S-8)

99.1	Certification

*	Indicates that the exhibit contains a management compensatory plan or arrangement.
(1)	Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(3)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(4)	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on September 14, 1995 with the Commission for the fiscal quarter ended April 2, 1995
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 10, 1966 with the Commission for the fiscal quarter ended March 31, 1996.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 1997 with the Commission for the fiscal quarter ended December 29, 1996.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 18, 1999 with the Commission for the fiscal quarter ended April 4, 1999.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 15, 2000 with the Commission.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement of Form 8-A12G as filed December 29, 2000.

(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on August 29, 2001.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 24, 2001 with the Commission for the fiscal year ended September 30, 2001.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on July 1, 2002.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2002 with the Commission for the fiscal quarter ended June 30, 2002.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 4, 2002.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Tender Offer Statement on Schedule TO/A, Amendment No. 3, as filed on November 27, 2002.