Form 10-Q
period 2002-12-29
MICROSEMI CORP
filed 2003-02-12
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 29, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 28, 2003 was 28,932,910.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated income statement and the unaudited consolidated statement of cash flows of Microsemi Corporation and Subsidiaries (“Microsemi” or the “Company”), for the three months ended December 29, 2002, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the Company’s balance sheets as of December 29, 2002 (unaudited) and as of September 29, 2002, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 29, 2002	December 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$23,060	$27,159
Accounts receivable less allowance for doubtful accounts, $1,740 at September 29, 2002 and $1,488 at December 29, 2002	32,435	28,155
Inventories	52,040	50,594
Deferred income taxes	3,736	3,736
Other current assets	2,698	2,933

Total current assets	113,969	112,577
Property and equipment, net	65,608	64,795
Deferred income taxes	1,641	1,641
Goodwill and other intangible assets, net	33,824	33,581
Other assets	1,726	374

TOTAL ASSETS	$216,768	$212,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144	$121
Current maturities of long-term debt	167	189
Accounts payable	12,559	10,170
Accrued liabilities	17,052	16,050

Total current liabilities	29,922	26,530

Long-term debt	4,356	4,316

Other long-term liabilities	4,044	4,058

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock	—	—
Common stock, $.20 par value; authorized 100,000 shares; issued and outstanding 28,895 and 28,919 at September 29, 2002 and December 29, 2002, respectively	5,779	5,784
Capital in excess of par value of common stock	118,451	118,546
Retained earnings	55,387	53,747
Accumulated other comprehensive loss	(1,171)	(13)

Total stockholders’ equity	178,446	178,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,768	$212,968

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarters Ended

	December 30, 2001	December 29, 2002

Net sales	$57,018	$45,869
Cost of sales	35,198	32,840

Gross profit	21,820	13,029

Operating expenses:
Selling, general and administrative	9,119	9,017
Amortization of goodwill and other intangible assets	1,092	323
Research and development	5,154	4,963
Loss on sales of assets	23	428
Severance charges	—	686

Total operating expenses	15,388	15,417

Operating income (loss)	6,432	(2,388)

Other (expense) income:
Interest, net	(161)	(30)
Other, net	90	(30)

Total other expense	(71)	(60)

Income (loss) before income taxes	6,361	(2,448)
Provision (benefit) for income taxes	2,099	(808)

Net income (loss)	$4,262	$(1,640)

Earnings (loss) per share:
-Basic	$0.15	$(0.06)

-Diluted	$0.14	$(0.06)

Weighted average common shares outstanding:
-Basic	28,331	28,905

-Diluted	30,120	28,905

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarters Ended

	December 30, 2001	December 29, 2002

Cash flows from operating activities:
Net income (loss)	$4,262	$(1,640)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,673	2,718
Provision for doubtful accounts	128	131
Loss on retirement and disposition of assets	23	428
Impairment of assets	—	368
Changes in assets and liabilities:
Accounts receivable	673	2,649
Inventories	(1,547)	1,258
Other current assets	323	(574)
Other assets	—	(13)
Accounts payable	(2,438)	(2,382)
Accrued liabilities	(1,111)	52
Income taxes payable	(347)	—
Other long-term liabilities	(83)	14

Net cash provided by operating activities	3,556	3,009

Cash flow from investing activities:
Purchases of property and equipment	(7,054)	(2,675)
Changes in other assets	(171)	1,268
Proceeds from sales of assets, net	—	2,425

Net cash (used in) provided by investing activities	(7,225)	1,018

Cash flows from financing activities:
Payments of notes payable	(285)	(18)
Exercise of employee stock options	2,156	100

Net cash provided by financing activities	1,871	82

Effect of exchange rate changes on cash	(7)	(10)

Net (decrease) increase in cash and cash equivalents	(1,805)	4,099
Cash and cash equivalents at beginning of period	24,808	23,060

Cash and cash equivalents at end of period	$23,003	$27,159

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

2.     INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 29, 2002	December 29, 2002

Raw materials	$9,561	$9,442
Work in process	24,864	24,679
Finished goods	17,615	16,473

	$52,040	$50,594

3.     CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value.  In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs.  Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary is the cause of the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) agreed to indemnify and protect us against any and all third-party claims relating to the contamination of the facility.  An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Heath & Environment.  State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict costs for remediation.  In the opinion of management, the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters.  In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources.  Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment.  Total comprehensive income (loss) for the quarters ended December 30, 2001 and December 29, 2002 was $4,255,000 and $(1,650,000), respectively.

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

Earnings per share for the respective quarters ended December 30, 2001 and December 29, 2002 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended

	December 30, 2001	December 29, 2002

BASIC
Net income (loss)	$4,262	$(1,640)

Weighted-average common shares outstanding	28,331	28,905

Basic earnings (loss) per share	$0.15	$(0.06)

DILUTED
Net income (loss)	$4,262	$(1,640)
Interest savings from assumed conversions of convertible debt, net of income taxes	29	—

Net income (loss) assuming conversions	$4,291	$(1,640)

Weighted-average common shares outstanding for basic	28,331	28,905
Dilutive effect of stock options	1,455	—
Dilutive effect of convertible debt	334	—

Weighted-average common shares outstanding on a diluted basis	30,120	28,905

Diluted earnings (loss) per share	$0.14	$(0.06)

Approximately 618,000 and 4,889,000 options were not included in the computation of diluted EPS in the first quarters of fiscal years 2002 and 2003, respectively, as they were anti-dilutive.

6.     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ( FASB ) issued SFAS No. 142,  “Goodwill and Intangible Assets”.  SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. We adopted the provisions of SFAS No. 142 on September 30, 2002.

In accordance with SFAS No. 142, we prospectively ceased amortization on approximately $25.7 million of net unamortized goodwill beginning September 30, 2002. We recorded approximately $2.3 million of annual amortization during fiscal year 2002 and would have recorded approximately $585,000 of amortization during the first quarter of 2003. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2003 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2003. Currently, we do not expect to record an impairment charge upon completion of our initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the three months ended December 30, 2001 if the new accounting standards had been applied beginning October 1, 2001 (amounts in thousands, except per share data):

Net income, as reported	$4,262
Add back: goodwill amortization, net of tax effect	473

Pro-forma net income	$4,735

Basic earnings per share, as reported	$0.15
Add back: goodwill amortization, net of tax effect	0.02

Pro-forma basic earnings per share	$0.17

Diluted earnings per share, as reported	$0.14
Add back: goodwill amortization, net of tax effect	0.02

Pro-forma diluted earnings per share	$0.16

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement was adopted in the first quarter of fiscal year 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement was adopted in the first quarter of fiscal year 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations and cash flows.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which we had committed to an exit plan.  We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.  We do not believe that the adoption of FAS 146 will have a significant effect on our financial position, results of operations and cash flows.

7.     SEGMENT INFORMATION

Our reportable operating segments are based on geographic locations and the measure of segment profit is income from operations.

We operate predominantly in a single industry segment as a manufacturer of discrete semiconductors and whole-circuit solutions.  Geographic areas in which we operate include the United States, Europe and Asia.  Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows (amounts in thousands):

	Quarters Ended

	December 30, 2001	December 29, 2002

Net sales:
United States
Sales to unaffiliated customers	$51,025	$40,528
Intergeographic sales	5,704	3,902
Europe
Sales to unaffiliated customers	5,939	5,303
Intergeographic sales	1,175	21
Asia
Sales to unaffiliated customers	54	38
Intergeographic sales	294	182
Eliminations of intergeographic sales	(7,173)	(4,105)

	$57,018	$45,869

Income (loss) from operations:
United States	$6,146	$(2,736)
Europe	385	470
Asia	(99)	(122)

Total	$6,432	$(2,388)

Capital expenditures:
United States	$7,034	$2,661
Europe	20	14

Total	$7,054	$2,675

Depreciation and amortization:
United States	$3,584	$2,666
Europe	59	42
Asia	30	10

Total	$3,673	$2,718

	September 29, 2002	December 29,2002

Identifiable assets:
United States	$202,581	$202,479
Europe	10,831	8,410
Asia	3,356	2,079

Total	$216,768	$212,968

8.     RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

          In January 2002, we announced our Factory Utilization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

          During the first quarter of fiscal year 2003, we recorded restructuring charges of $1,405,000 and asset impairments of $542,000.

          The restructuring charges of $1,405,000 primarily represent exit costs related to the consolidation of our operations in Watertown and Melrose, Massachusetts.  The exit costs include $686,000 for employee severance and $719,000 for contract cancellations and facility closure costs.  The employee severance costs include termination benefits for 29 employees as part of our involuntary termination plans at the Lowell and Melrose, Massachusetts facilities.  The severance costs represent approximately $369,000 related to management positions. We expect our employee reductions to be completed by March 31, 2003.

          The asset impairment charges are comprised of an inventory write-down of $200,000 and an equipment write-down of $342,000.

          Contract cancellation and cost of facility closures of $719,000 and asset impairments of $542,000 were included in cost of sales for the first quarter of fiscal year 2003.

          The following table reflects the activities that resulted in the liabilities included in Accrued Liabilities in the consolidated balance sheet at December 29, 2002 (amounts in 000s):

	Workforce Reductions	Plant Closures	Asset Impairments	Total

Balance at September 29, 2002	$2,161	$726	$—	$2,887
Provisions	686	719	542	1,947
Cash expenditures	(1,369)	(409)	—	(1,778)
Non-cash write-offs included in cost of sales	—	—	(542)	(542)
Other non-cash write-offs	(417)	—	—	(417)

Balance at December 29, 2002	$1,061	$1,036	$—	$2,097

9.     DISPOSITIONS

          In October 2002, we sold the stock of our Semcon Electronics Private Limited subsidiary, of Mumbai, India (“Semcon”) for $2,000,000.  We received $1,500,000 in cash and a $500,000 unsecured seven-year promissory note, which has been fully impaired due to uncertainty of collection.  Semcon had approximately $600,000 in cash at the date of disposition.  An estimated related loss on sale of approximately $800,000 was recorded in operating expenses during fiscal year 2002.  An additional loss of $428,000 was recorded in operating expenses during the first quarter of fiscal year 2003.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found below.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

INTRODUCTION

Microsemi is a leading designer, manufacturer and marketer of analog and mixed-signal integrated circuits and power and signal discrete semiconductors. Our semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as complete circuit solutions that enhance customer designs by providing battery optimization, reducing size or protecting circuits. We serve the mobile connectivity, automotive, digital media, computer/peripherals, telecommunications, medical, industrial/commercial, aerospace/satellite and military markets.

Our customers include Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Compaq, Dell, Lockheed Martin, Raytheon Systems, and Medtronic.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 30, 2001 COMPARED TO THE QUARTER ENDED DECEMBER 29, 2002.

Net sales decreased $11.1 million, or 19%, from $57.0 million for the first quarter of fiscal year 2002 to $45.9 million for the first quarter of fiscal year 2003.  The decrease was primarily attributable to lower sales of space and commercial aircraft products, the sale of our RF business unit in the third quarter of last year and lower sales in telecom and commercial markets.

Gross profit decreased $8.8 million, or 40%, from $21.8 million for the first quarter of fiscal year 2002 to $13.0 million for the first quarter of fiscal year 2003.  As a percentage of sales, gross profit was 38.3% for the first quarter of fiscal year 2002 compared to 28.4% for the first quarter of fiscal year 2003.  Gross profit decreased primarily as a result of two factors:  1) costs of sales in the quarter ended December 29, 2002 included $1.3 million of costs incurred associated with our Factory Utilization and Profit Enhancement Programs, which costs included a write off of $0.2 million of inventories, $0.6 million of excess manufacturing costs at our Watertown operations, which are being closed and $0.5 million of asset abandonment; and 2) the remainder of the decrease in gross profit was due to fixed costs and the decline in sales.

Selling, general and administrative expenses decreased $0.1 million, or 1%, from $9.1 million for the first quarter of fiscal year 2002 to $9.0 million for the first quarter of fiscal year 2003.

Research and development expenses decreased $0.2 million, or 4%, from $5.2 million for the first quarter of fiscal year 2002 to $5.0 million for the first quarter of fiscal year 2003.  The decrease was primarily due to the disposition of our Carlsbad design center.

Amortization of goodwill and other intangible assets decreased $0.8 million, primarily due to the adoption of SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach.

We also recorded an additional loss of $428,000 on the sale of Semcon.

Restructuring charges of $0.7 million recorded in the first quarter of fiscal year 2003 were severance payments for terminated employees.

We had $0.20 million of interest expense in the quarter ended December 30, 2001 compared to $0.03 million of interest expense in the quarter ended December 29, 2002 due to lower balances of notes payable.

The effective tax rate for each of the respective fiscal quarters ended December 30, 2001 and December 29, 2002 was 33.0%.

FINANCIAL CONDITION

Net cash provided by operating activities was $3.6 million and $3.0 million for the first quarters of fiscal years 2002 and 2003, respectively.  The $0.6 million decrease in net cash provided by operating activities was primarily a result of the $5.9 million decline in income, partially offset by the combined net effect of non-cash items included in income or expenses, such as depreciation and amortization, and impairment of assets, and changes in accounts receivable, inventories, other current assets and accrued liabilities.

Net cash (used in) provided by investing activities was ($7.2) million and $1.0 million for the first quarters of fiscal years 2002 and 2003, respectively. In the first quarter of fiscal 2003, our purchases of equipment decreased $4.4 million compared to the first quarter of fiscal 2002. We also received $1.2 million from a note receivable, $1.5 million from the sale of our Carlsbad design center and $0.9 million from the sale of Semcon, net of cash given up (see Note 9).

Net cash provided by financing activities was $1.87 million and $0.08 million for the first quarters of fiscal years 2002 and 2003, respectively.  The decrease was primarily due lower proceeds from exercises of employee stock options.

As a result of the foregoing, at December 29, 2002, we had $27.2 million in cash and cash equivalents, an increase of $4.1 million, or 18%, from $23.1 million in cash and cash equivalents at September 29, 2002.

At December 29, 2002, we had $8.4 million in total long-term portion of long-term debt and other long-term liabilities.

Accounts receivable decreased from $32.4 million at September 29, 2002 to $28.2 million at the end of the first quarter.  This decrease was primarily due to lower sales.

Inventory decreased from $52.0 million at September 29, 2002 to $50.6 million at the end of the first quarter.  This decrease was principally due to lower sales.

At December 29, 2002, we had a current ratio of 4.2 to 1, an increase from 3.8 to 1 at September 29, 2002.

We have a $30.0 million credit line with a bank, which includes a facility to issue letters of credit.  As of December 29, 2002, $4.1 million was outstanding in the form of letters of credit and there was $25.9 million available under this credit facility. The credit line expires in March 2004 and is collateralized by substantially all of the assets of our assets.

As of December 29, 2002, we were in compliance with the covenants required by our bank and lessors.

We also continued the program of consolidating our facilities.  In January 2003, we received $1.2 million, net of expenses, from the sale of real property in Watertown, Massachusetts, where a wholly-owned subsidiary of ours will lease back a portion of this facility.

Consistent with the consolidation of facilities, further plant consolidations are anticipated in the longer-term.

Based upon information currently available, we believe that we can meet our current cash requirements and capital commitments with cash balances or internally generated funds from ongoing operations.

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS,” below, which describes and refers to some of the important risks and uncertainties.

LIMITED BUSINESS OUTLOOK

The sales outlook for the second quarter is expected to be up 1 to 3 percent from the first quarter.  Diluted pro forma earnings per share for the second quarter are expected to be between $0.01 and $0.03.  Pro forma earnings exclude amortization of non goodwill acquisition related intangible assets, restructuring charges, asset impairments, and the combined income tax effects for these items.

Our outlook, beliefs and plans stated herein are as of the date hereof, and, like all forward-looking statements, are subject to numerous risks and uncertainties.  Undue weight should not be given to forward-looking statements, and the information under the heading IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS,” below, which describes and refers to some of the important risks and uncertainties.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Forward-looking statements include those that contain words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,”  “continue” and variations of these words or comparable words.  In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties.  Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect us materially or adversely, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse change in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our internal forecasts, which may in turn affect expectations or future results.  We do not undertake to announce publicly the changes that may occur in our expectations.  Readers are cautioned against giving undue weight to any of the forward-looking statements.

Adverse changes to our results could result from any number of factors, including but not limited to fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties.

The inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.  Additional factors that could cause results to vary materially from current expectations are discussed under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” in the Annual Report in the Form 10-K as filed with the Securities and Exchange Commission on December 19, 2002, and elsewhere in that Form 10-K, including but not limited to, under the headings, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the financial statements included therein.

Although the readers may also refer to the risk factors in our previous filings, we are setting out some of the more relevant risk factors below in full for the convenience of the readers:

Downturns in the highly cyclical semiconductor industry have adversely affected the operating results and the value of our business.

The semiconductor industry is highly cyclical, and the value of our business has declined during the “down” portion of these cycles. During recent years, we as well as many others in our industry, experienced significant declines in the pricing of, as well as demand for, products. The market for semiconductors has experienced severe and prolonged downturns. In the future, these downturns may prove to be as, or possibly more, severe. The markets for our products depend on continued demand in the mobile connectivity, automotive, digital media, telecommunications, computers/peripherals, military and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected our operating results and financial condition.

The semiconductor business is highly competitive and increased competition could reduce the value of Microsemi.

The semiconductor industry, including the areas in which we do business, is highly competitive.  We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices.  We anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001.  We compete in various markets with companies of various sizes, many of which are larger and have greater resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.  We have numerous competitors. Some of our current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc.  We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

New technologies could result in the development of competing products and a decrease in demand for our products.

Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.  Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and/or a loss of our market share to competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize much of the semiconductor industry. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.

For instance, presently we are challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b and 802.11g and combinations thereof. Although this development has already resulted in design wins related to 802.11a, the solutions related to the other standards and the combination of all of the standards are still in development. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products.  We do not have significant patent protection on many aspects of our technology.  Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets.  Others may be able to independently duplicate or exceed our technology in whole or in part.  We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have a material adverse effect on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights. In instances in which we hold any patents or patent licenses, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. While we are not currently engaged as a defendant in intellectual property litigation that we believe will have a material adverse effect, we could become subject to lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others.

If any such infringements exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies.  We may not be successful in such efforts or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have a material adverse effect on our operating results, financial condition and cash flows.

Future business could be adversely affected by delays in production of compound semiconductor technology.

We utilize process technology to manufacture compound semiconductors such as gallium arsenide (GaAs), indium gallium phosphide (InGaP), silicon germanium (SiGe), and indium gallium arsenide phosphide (InGaAsP) primarily to manufacture semiconductor components.  We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain of our competitors offer this capability and our customers may purchase our competitors’ products. The third party foundries that we use may delay or fail to deliver technology and products to us.  Our business and prospects could be materially and adversely affected by delay or by our failure to produce these products.

Compound semiconductor products may not successfully compete with silicon-based products.

Our choices of technologies for development and future implementation may not reflect future market demand. The production of GaAs, InGaP, SiGe, InGaAsP or SiC integrated circuits is more costly than the production of silicon circuits, and we believe it will continue in the future to be more costly. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for them to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our operating results may be materially and adversely affected. In addition, other alternatives exist and are being developed, and may have superior performance or lower cost.

We may not be able to develop new products to satisfy changes in demand.

We may be unsuccessful in our efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render our products or technologies obsolete or non-competitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand sales.  We may not be able to accomplish these goals. For instance, we have developed and introduced approximately 40 new products in fiscal year 2002. Designs that we have introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting 5.1 surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to various risks and uncertainties.

We must commit resources to production prior to receipt of purchase commitments and could lose some or all of the associated investment.

We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or cancelled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to them could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Variability of our manufacturing yields may affect our gross margins.

Our manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit’s design and our experience in manufacturing that type of integrated circuit.  We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins.

The fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be non-functional, thereby reducing yields. These difficulties include:

     •     Defects in masks, which are used to transfer circuit patterns onto our wafers;

     •     Impurities in the materials used;

     •     Contamination of the manufacturing environment; and

     •     Equipment failure.

Because a large portion of our costs of manufacturing is relatively fixed, and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, our process technology has primarily used standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon integrated circuit devices.  We may be unable to continue to improve yields in the future, and we may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

Our inventories may become obsolete and other assets may be subject to risks.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels.  We estimate that current life cycles for most of our products are approximately 6 to 24 months.  Inventory may also become obsolete because of adverse changes in end-market demand.  We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.  The asset values determined under Generally Accepted Accounting Principles for inventory and other assets each involve the making of material estimates by us, many of which could be based on mistaken assumptions or judgments.  See “There may be potential impairments that could adversely affect our balance sheet and earnings”

International operations and sales expose us to material risks.

Revenues from foreign markets represent a significant portion of total revenues.  We maintain facilities or contracts with entities in China, Ireland, Thailand, the Philippines, and Taiwan. There are risks inherent in doing business internationally, including:

•	Changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	Trade restrictions;

•	Transportation delays;

•	Work stoppages;

•	Economic and political instability;

•	Terrorist activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products may be greater in those foreign countries.  We may experience a material adverse effect on our financial condition, operating results and cash flows in the future.

Delays in beginning production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues.  Our operating results also could be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

Some of our products are assembled and tested by third-party subcontractors.  We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

We depend on third party subcontractors in Asia for assembly and packaging of a portion of our products. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Although we seek to reduce our dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate subcontractors, if any, were to become available.

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of manufacturers. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results.

Fixed costs may reduce operating results if our sales fall below expectations.

Our expense levels are based, in part, on our expectations as to future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Decreases in lead times between orders and shipments and customers’ ordering practices could adversely affect our ability to project future sales.  We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results.

Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.

Some of our sales are derived from customers whose principal sales are to the United States Government. If we experience significant reductions or delays in procurements of our products by the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience.  We have in the past experienced terminations of government contracts. Certain contracts are also subject to price renegotiation in accordance with U.S. Government procurement provisions.  There is no guarantee that we will not experience terminations or price renegotiations of government contracts in the future. A significant portion of our sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies.  From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding.  Military-related business is and has been anticipated to increase; however, the actual timing and amount of an increase has been occurring at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

There may be unanticipated costs associated with increasing our capacity.

We anticipate that future growth of our business could require increased manufacturing capacity. Expansion activities are subject to a number of risks, including:

     •     Unavailability or late delivery of the advanced, and often customized, equipment used in the production of our products;
     •     Delays in bringing new production equipment on-line;

     •     Delays in supplying products to our existing customers; and
     •     Unforeseen environmental or engineering problems relating to existing or new facilities.

These and other risks may affect the ultimate cost and timing of our present or future expansion of our capacity.

We may fail to attract or retain the qualified technical, sales, marketing and managerial personnel required to operate our business successfully.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

Failure to manage consolidation of operations effectively could adversely affect our ability to increase revenues and improve earnings.

Our ability to successfully offer our products in the semiconductor market requires effective planning and management processes. Our Factory Utilization and Profit Enhancement Program, with consolidations and realignments of operations, and expected future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide.

We may engage in future acquisitions that dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities.

As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

     •     Use a significant portion of our available cash;
     •     Issue equity securities, which would dilute current stockholders’ percentage ownership;
     •     Incur substantial debt;
     •     Incur or assume contingent liabilities, known or unknown;
     •     Incur impairment charges related to goodwill or other intangibles; and
     •     Incur large, immediate accounting write-offs.

Such actions by us could impact our operating results and/or the price of our common stock.

We have acquired and may acquire other companies and may be unable successfully to integrate such companies with existing operations.

We have in the past acquired a number of businesses or companies, and additional product lines and assets. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

     •     Unexpected losses of key employees or customers of the acquired company;
     •     Conforming the acquired company’s standards, processes, procedures and controls with our operations;
     •     Coordinating new product and process development;

     •     Hiring additional management and other critical personnel;
     •     Increasing the scope, geographic diversity and complexity of our operations;
     •     Difficulties in consolidating facilities and transferring processes and know-how;
     •     Other difficulties in the assimilation of acquired operations, technologies or products;
     •     Diversion of management’s attention from other business concerns; and
     •     Adverse effects on existing business relationships with customers.

We have sold or disposed of certain subsidiaries or divisions which reduced volume that may not be replaceable in the ordinary course.

Since the beginning of fiscal year 2001, we closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). We also sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to Microsemi’s consolidated revenues. We also sold our Carlsbad, California Design Center in September 2002 and our equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002.  We currently anticipate closure or sale of additional facilities, resulting in loss of revenues and net income. We may be unsuccessful in our efforts to replace the revenues and income of those operations. While we hope to increase our manufacturing capacity utilization rates at remaining operations, the remaining operations also will bear the corporate administrative and overhead costs that had been allocated to the discontinued business units.

Our products may be found to be defective and we may not have sufficient liability insurance.

One or more of our products may be found to be defective after we have already shipped the products in volume, requiring a product replacement or recall. We may also be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), military, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications.

We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for us or may become unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance.

Environmental liabilities could adversely impact our financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, we have an agreement with prior owners of our property concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. We have agreed to pay 10% and they have agreed to pay 90% of these costs. They have also agreed to indemnify us from claims by third parties. We are not yet able to predict a possible range of the total additional costs that may be incurred in connection with this property.

Some of our facilities are located near major earthquake fault lines.

Our headquarters and two of our major operating facilities, and certain other critical business operations are located near earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of an earthquake.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of Microsemi that might otherwise result in our stockholders receiving a premium over the market price for their shares.

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of use more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in dilution to the acquiror;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way which may dilute an investment in the Common Stock.

In connection with our charter, we have a Shareholder Rights Plan, and each share of Common Stock, par value $.20, entitles the holder to one redeemable and cancelable Right (not presently exercisable) to acquire a fractional share of Series A Junior Participating Preferred Stock, under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

We may have increasing difficulty to attract and hold outside Board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officer’s liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. It has become increasingly more difficult to attract and retain qualified outside directors to serve on our Board.

We may not make the sales that are indicated by the order backlog or our book-to-bill ratio and the backlog number or book-to-bill ratio may become less meaningful.

Lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. For these various reasons, our order backlog or book-to-bill ratio may not be an indication of future sales.

The percentage of our business represented by space/satellite and military products may decline. If this occurs we anticipate that backlog and book-to-bill ratio will become less meaningful. Our space/satellite business is characterized by long lead times; however our other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on our backlog numbers or book-to-bill ratios or changes in backlog numbers or book-to-bill ratios. We determine backlog and bookings based on firm orders which are scheduled for delivery within 12 months.

There may be some potential effects of system outages.

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

There may be potential impairments that could adversely affect our balance sheet and earnings.

All public companies recently have become subject to Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard on a company-wide basis for all existing goodwill at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while intangible assets with known useful lives will continue to be amortized over their respective useful lives.  At least annually, we are required to reassess whether there has been an impairment of goodwill, which would result in a charge to earnings and a reduction in goodwill on our balance sheet. If we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment loss equal to the excess of the carrying value of goodwill over its then fair value.  Our initial review of goodwill and other intangible assets upon adoption of SFAS 142 is in process and will be reflected in the financial statements for the second quarter of fiscal year 2003. This initial review may result in a charge to earnings for impairment of goodwill and other intangible assets as well as a reallocation between goodwill and other intangible assets. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We have used an independent valuation firm to assist in evaluating goodwill and other intangible assets. Various methods were used for the estimation of the value of intangibles acquired, and these methods rely on a number of estimates and assumptions, including projected future cash flows, residual growth rates and discount factors. Some of these assumptions were made based on available historical information and industry averages.

The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to different operating segments, will affect the impairments to be recognized by us in the future.  Goodwill has resulted from our previous acquisitions, and future reported results could be lower as a result of impairments of that goodwill, or the goodwill of any business that we acquire in the future.

The value of intangible assets, including goodwill, is exposed to future adverse changes if we experience any declines in operating results or if any negative industry or economic trends or other factors in future performance are below projections that we currently use in making estimates. The estimates that are used in the evaluation of goodwill and other intangible assets are consistent with the plans and estimates that we use to manage our business. If new products fail to gain market acceptance or if market projections are otherwise too high, revenue and other forecasts will not be achieved, and additional impairment charges to goodwill may be recorded as a result.

Our operating results may be affected to the extent actual results differ from accounting estimates.

Our critical accounting policies, including our policies regarding revenue recognition, reserves for bad debt and inventory valuation, are based on estimates and judgments by us from time to time.

We record reductions to revenue for estimated allowances such as returns, rebate and competitive pricing programs.  If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenue would result.

Credit losses have been generally within our expectations and the established provisions; however, significant deterioration in the liquidity or financial position of any of our major customers or any group of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Historically, the net realizable value of our inventories has generally been within our estimates.  However, if we are not able to meet our sales expectations, or if market conditions deteriorate significantly from our estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

We use APB Opinion No. 25 to account for equity compensation, which may not fully reflect the economic consequences of granting options or other equity compensation.

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that FASB Statement 123 (“FASB 123”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which often does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard creates a charge to earnings arising from the grant of stock or options and subsequent changes in the value of the grant. These charges are usually not included in our financial statements.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between October 1, 2001 and December 29, 2002, the closing price of our common stock ranged between a low of $5.00 and a high of $38.97. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and changes in interest rates. Market risk is the potential loss arising from adverse changes in exchange rates and prices.

We conduct business in a number of foreign currencies, principally those of Europe and Asia, directly or in our foreign operations. We may receive some revenues in foreign currencies and purchase some inventory in foreign currencies.  Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar.  Transactions in foreign currencies have represented a relatively small portion of our business.  Also these currencies have been relatively stable against the U.S. dollar for the past several years.  As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on the results of our operations, cash flows and financial condition.  Our largest foreign currency exposure results from activities in British pounds and the European Union Euro. We have not conducted a foreign currency hedging program thus far.  We have considered and may continue to consider the adoption of a foreign currency hedging program.

We have not entered into derivative financial instruments and have not entered into any other financial instruments for trading, speculative purposes or managing our interest rate risk.  Our financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations.  As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments.  We did not engage in transactions intended to hedge our exposure to changes in interest rates.

We maintain a $30.0 million revolving line of credit, which expires in March 2004.  The line of credit is collateralized by substantially all of our assets.  It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum.  The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Item 4.   CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures within 90 days prior to the filing date of this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We did not make any significant changes, nor take any corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to such date of their evaluation. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition.  In our most recent Form 10-K as filed with the SEC on December 19, 2002, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal quarter that is the subject of this report on Form 10-Q.

Item 2.	CHANGES IN SECURITIES

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

We filed a Form 8-K dated October 21, 2002, filed October 30, 2002, reporting under item 5 the disposition of our Semcon Electronics Private Limited subsidiary headquartered in Mumbai, India.

We filed a Form 8-K dated October 31, 2002, filed November 1, 2002, reporting under item 5 that we filed with the Securities and Exchange Commission a Schedule TO, offering certain of our employees the opportunity to exchange certain outstanding options for the same number of new options to be granted six months and one day after expiration of the exchange offer.

We filed a Form 8-K dated August 20, 2002, filed November 4, 2002, reporting under item 5 that the Board of Directors on August 20, 2002 voted to amend the Registrant’s policies applicable to all employees, directors and officers of the Registrant regarding “Non-Disclosure and Confidentiality of Non-Public Information of Microsemi Corporation and the Policy about Investing in Microsemi Corporation Securities,” the latter part of which applies to those employees, directors or officers who own or acquire Microsemi securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 11, 2003	By:	/s/ DAVID R. SONKSEN

David R. Sonksen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

CERTIFICATIONS

I, James J. Peterson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Microsemi Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: February 11, 2003		/s/ JAMES J. PETERSON

James J. Peterson, Chief Executive Officer

I, David R. Sonksen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Microsemi Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: February 11, 2003		/s/ DAVID R. SONKSEN

David R. Sonksen, Chief Financial Officer