Form 10-Q
period 2003-03-30
MICROSEMI CORP
filed 2003-05-14
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2003

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 25, 2003 was 28,939,985.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended March 30, 2003 of Microsemi Corporation and Subsidiaries (“Microsemi” or the “Company”), the Company’s unaudited consolidated statements of cash flows for the six months ended March 30, 2003, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the Company’s unaudited balance sheets as of March 30, 2003 and as of September 29, 2002, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 29, 2002	March 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,060	$22,583
Accounts receivable, net of allowance for doubtful accounts, $1,740 at September 29, 2002 and $1,427 at March 30, 2003	32,435	28,887
Inventories	52,040	50,407
Deferred income taxes	3,736	3,736
Other current assets	2,698	2,446

Total current assets	113,969	108,059

Property and equipment, net	65,608	62,553
Deferred income taxes	1,641	1,641
Goodwill and other intangible assets, net	33,824	33,192
Other assets	1,726	4,313

TOTAL ASSETS	$216,768	$209,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$144	$121
Current maturities of long-term debt	167	89
Accounts payable	12,559	9,963
Accrued liabilities	17,052	14,695
Income taxes payable	—	125

Total current liabilities	29,922	24,993

Long-term debt	4,356	494

Other long-term liabilities	4,044	3,993

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock	—	—
Common stock, $.20 par value; authorized 100,000 shares; issued and outstanding 28,895 and 28,940 at September 29, 2002 and March 30, 2003, respectively	5,779	5,789
Capital in excess of par value of common stock	118,451	118,640
Retained earnings	55,387	55,849
Accumulated other comprehensive loss	(1,171)	—

Total stockholders’ equity	178,446	180,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,768	$209,758

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	March 31, 2002	March 30, 2003
Net sales	$54,969	$48,217
Cost of sales	36,615	33,490

Gross profit	18,354	14,727

Operating expenses:
Selling, general and administrative	10,088	9,091
Research and development	5,793	4,825
Amortization of goodwill and other intangible assets	844	390
Restructuring charges	3,735	—
Gain on sale of asset	—	(2,821)
Asset Impairment	1,607	—

Total operating expenses	22,067	11,485

Operating income (loss)	(3,713)	3,242

Other income (expense):
Interest, net	(169)	(108)
Other, net	(51)	3

Total other expense	(220)	(105)

Income (loss) before income taxes	(3,933)	3,137

Provision (benefit) for income taxes	(1,298)	1,035

Net income (loss)	$(2,635)	$2,102

Earnings (loss) per share:

-Basic	$(0.09)	$0.07

-Diluted	$(0.09)	$0.07

Weighted average common and common equivalent shares outstanding:

-Basic	28,607	28,934

-Diluted	28,607	29,340

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Six Months Ended
	March 31, 2002	March 30, 2003
Net sales	$111,987	$94,086
Cost of sales	71,814	66,330

Gross profit	40,173	27,756

Operating expenses:
Selling, general and administrative	19,207	18,108
Research and development	10,947	9,788
Amortization of goodwill and other intangible assets	1,936	713
Restructuring charges	3,735	686
Gain on sales of assets, net	—	(2,393)
Asset impairments	1,607	—

Total operating expenses	37,432	26,902

Operating income	2,741	854

Other income (expense):
Interest, net	(330)	(138)
Other, net	16	(27)

Total other expense	(314)	(165)

Income before income taxes	2,427	689
Provision for income taxes	801	227

Net income	$1,626	$462

Earnings per share:
-Basic	$0.06	$0.02

-Diluted	$0.06	$0.02

Weighted average common and common equivalent shares outstanding:
-Basic	28,469	28,920

-Diluted	29,987	29,123

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six months ended
	March 31, 2002	March 30, 2003
Cash flows from operating activities:
Net income	$1,626	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,227	5,345
Provision for doubtful accounts	266	201
Loss (gain) on retirement and disposition of assets	591	(2,393)
Impairment of assets	1,607	661
Changes in assets and liabilities:
Accounts receivable	2,528	1,847
Inventories	(1,139)	1,445
Other current assets	(909)	(88)
Accounts payable	(2,828)	(2,589)
Accrued liabilities	(5,160)	(1,303)
Income taxes payable	(2,028)	125
Other long-term liabilities	(315)	(51)

Net cash provided by operating activities	1,466	3,662

Cash flow from investing activities:
Purchases of property and equipment	(12,151)	(5,357)
Changes in other assets	(7)	1,329
Proceeds from sales of assets	—	3,627

Net cash used in investing activities	(12,158)	(401)

Cash flows from financing activities:
Payments of long-term debt	(664)	(3,940)
Exercise of employee stock options	2,427	199

Net cash provided by (used in) financing activities	1,763	(3,741)

Effect of exchange rate changes on cash	(57)	3

Net decrease in cash and cash equivalents	(8,986)	(477)
Cash and cash equivalents at beginning of period	24,808	23,060

Cash and cash equivalents at end of period	$15,822	$22,583

In March 2002, we issued 333,333 shares of our common stock as payment in full for a $2.5 million convertible note related to the acquisition of certain assets from Infinesse Corp.

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2003

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

2.    INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 29, 2002	March 30, 2003
Raw materials	$9,561	$9,625
Work in process	24,864	25,234
Finished goods	17,615	15,548

	$52,040	$50,407

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

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive (loss) income for the quarters ended March 31, 2002 and March 30, 2003 was $(2,686,000) and $2,115,000, respectively. Total comprehensive income for the six months ended March 31, 2002 and March 30, 2003 was $1,569,000 and $465,000, respectively.

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

Earnings per share (“EPS”) for the respective quarters and respective six months ended March 31, 2002 and March 30, 2003 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	March 31, 2002	March 30, 2003	March 31, 2002	March 30, 2003
BASIC

Net (loss) income	$(2,635)	$2,102	$1,626	$462

Weighted-average common shares Outstanding	28,607	28,934	28,469	28,920

Basic (loss) earnings per share	$(0.09)	$0.07	$0.06	$0.02

DILUTED

Net (loss) income	$(2,635)	$2,102	$1,626	$462
Interest savings from assumed conversions of convertible debt, net of income taxes	—	—	51	—

Net (loss) income assuming conversions	$(2,635)	$2,102	$1,677	$462

Weighted-average common shares outstanding for basic	28,607	28,934	28,469	28,920
Dilutive effect of stock options	—	406	1,227	203
Dilutive effect of convertible debt	—	—	291	—

Weighted-average common shares outstanding on a diluted basis	28,607	29,340	29,987	29,123

Diluted (loss) earnings per share	$(0.09)	$0.07	$0.06	$0.02

Approximately 4,705,000 and 3,405,000 options were not included in the computation of diluted EPS in the second quarters of fiscal years 2002 and 2003, respectively, and 1,085,000 and 4,147,000 options were not included in the computation of diluted EPS in the first six months of fiscal years 2002 and 2003 respectively, as they would have been antidilutive.

6.    RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Intangible Assets”. On September 30, 2002, we adopted the provisions of SFAS No. 142. Accordingly goodwill and certain intangible assets will no longer be amortized as a recurring charge to our earnings. It will thereafter require that goodwill be tested, at least annually, for impairment.

SFAS No. 142 requires that if impairment is determined in the year of adoption, the charge for impairment should be recorded as of the beginning of the transition year as a cumulative effect of change in accounting principle. In accordance with SFAS No. 142, we plan to amend our balance sheets and income statements and amend our Forms 10-Qs previously filed this year retrospectively to September 30, 2002, to reflect any transition year impairment charges.

The future financial statements will include none of the periodic goodwill amortization charges to earnings (approximately $2.3 million during fiscal year 2002). According to SFAS No. 142, during the first six months of fiscal year 2003, we recorded none of what would have been recorded as a charge to earnings of approximately $1.2 million for goodwill amortization. Because of the expanded and more complex rules in the first year after adoption (the transition year), SFAS 142 requires us to use a two-step process:

1.  The first step is to identify whether a potential impairment is present utilizing a reporting unit fair value test. Under SFAS No. 142 we have six months from the date of adoption to complete the first step. We have completed the first step, utilizing a fair value test, and determined that goodwill has been impaired; however the range or the exact amount of impairment has not yet been determined.

2.  The second step is to measure the amount of the impairment using an implied fair value test for each reporting unit and record it retroactively as of the beginning of the transition year. Under SFAS No. 142, we have until the end of fiscal year 2003 to complete the second step. We will complete the second step before the end of fiscal year 2003; the final amount of impairment will be determined using an implied fair value test.

In accordance with SFAS 142, charges to earnings will be recorded retroactively to and as of the beginning of the transition year; and it will be treated as the cumulative effect of a change in accounting principle.

The rules for measuring impairment under SFAS No. 142 employ a test using a reporting-unit methodology, instead of an enterprise-wide methodology. The more restrictive one-by-one unit rules therefore may result in an impairment charge solely by virtue of their basing the goodwill on the reasonably achievable earnings power of that certain primary unit remaining of a business acquired years ago.

The amount of impairment could possibly be up to 100% of the remaining goodwill. We had approximately $25.7 million of net unamortized goodwill at September 30, 2002.

The following table shows, on a pro-forma basis, what net income (loss) and earnings (loss) per share would have been for the quarter and six months ended March 31, 2002 if the new accounting standards had been applied beginning October 1, 2001 (amounts in thousands, except per share data):

	Quarter Ended March 31, 2002	Six Months Ended March 31, 2002
Net income (loss), as reported	$(2,636)	$1,626
Add back: goodwill amortization, net of tax effect	469	942

Pro-forma net income (loss)	$(2,167)	$2,568

Basic earnings (loss) per share, as reported	$(0.09)	$0.06
Add back: goodwill amortization, net of tax effect	0.01	0.03

Pro-forma basic earnings (loss) per share	$(0.08)	$0.09

Diluted earnings (loss) per share, as reported	$(0.09)	$0.06
Add back: goodwill amortization, net of tax effect	0.01	0.03

Pro-forma diluted earnings (loss) per share	$(0.08)	$0.09

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which we had committed to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant effect on our financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 30, 2003. The pro forma effect to net income (loss) is presented in Note 7 as if the fair value method had been applied. As we decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on our consolidated financial statements.

7.    STOCK-BASED COMPENSATION

During the second quarter of fiscal 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 31 2002	March 30 2003	March 31 2002	March 30 2003
Net income (loss), as reported	$(2,635)	$2,102	$1,626	$462
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,732)	(1,745)	(3,463)	(3,479)

Pro forma net income (loss)	$(4,367)	$357	$(1,837)	$(3,017)

Earnings (loss) per share:

Basic – as reported	$(0.09)	$0.07	$0.06	$0.02

Basic – pro forma	$(0.15)	$0.01	$(0.06)	$(0.10)

Diluted – as reported	$(0.09)	$0.07	$0.06	$0.02

Diluted – pro forma	$(0.15)	$0.01	$(0.06)	$(0.10)

8.    SEGMENT INFORMATION

Our reportable operating segments are based on geographic locations and the measure of segment profit is income from operations. We operate predominantly in a single industry segment as a manufacturer of discrete semiconductors and whole-circuit semiconductor solutions. Geographic areas in which we operate include the United States, Europe and Asia. Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic segments is as follows (amounts in thousands):

	Six Months Ended
	March 31, 2002	March 30, 2003
Net sales:
United States
Sales to unaffiliated customers	$100,218	$83,123
Intergeographic sales	11,138	8,574
Europe
Sales to unaffiliated customers	11,696	10,939
Intergeographic sales	2,000	41
Asia
Sales to unaffiliated customers	73	24
Intergeographic sales	567	342
Eliminations of intergeographic sales	(13,705)	(8,957)

	$111,987	$94,086

Income (loss) from operations:
United States	$2,458	788
Europe	499	483
Asia	(216)	(417)

Total	$2,741	$854

Capital expenditures:
United States	$12,029	$5,029
Europe	122	21
Asia	—	307

Total	$12,151	$5,357

Depreciation and amortization:
United States	$7,061	$5,210
Europe	119	112
Asia	47	23

Total	$7,227	$5,345

	September 29, 2002	March 30, 2003
Identifiable assets:
United States	$202,581	$199,289
Europe	10,831	8,684
Asia	3,356	1,785

Total	$216,768	$209,758

9.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In January 2002, we announced our Factory Utilization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

During the first six months of fiscal year 2003, we recorded restructuring charges of $1,405,000, which primarily represent exit costs related to the consolidation of our operations in Watertown and Melrose, Massachusetts. The exit costs include $686,000 for employee severance and $719,000 for contract cancellations and facility closure costs. The employee severance costs include termination benefits for 29 employees as part of our involuntary termination plans at the Lowell and Melrose, Massachusetts facilities. The severance costs represent approximately $369,000 related to management positions.

Contract cancellation and cost of facility closures of $719,000 were included in cost of sales for the first six months of fiscal year 2003.

The following table reflects the activities that resulted in the liabilities included in Accrued Liabilities in the consolidated balance sheets at March 30, 2003 (amounts in 000s):

	Workforce Reductions	Plant Closures	Asset Impairments	Total
Balance at September 29, 2002	$2,161	$726	$—	$2,887

Provisions	686	719	542	1,947
Cash expenditures	(1,369)	(409)	—	(1,778)
Non-cash write-offs included in cost of sales	—	—	(542)	(542)
Other non-cash write-offs	(417)	—	—	(417)

Balance at December 29, 2002	1,061	1,036	—	2,097
Cash expenditures	(832)	(490)	—	(1,322)

Balance at March 30, 2003	$229	$546	$—	$775

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

INTRODUCTION

Microsemi is a leading designer, manufacturer and marketer of analog and mixed-signal integrated circuits and power and discrete semiconductors. Our semiconductors manage and regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

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

Our customers include Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Compaq, Dell, Lockheed Martin, Raytheon Systems, and Medtronic.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 30, 2003.

Net sales decreased $6.8 million, or 12%, from $55.0 million for the second quarter of fiscal year 2002 to $48.2 million for the second quarter of fiscal year 2003. The decrease was primarily attributable to lower sales of military and space products and the telecommunication products as well as the disposition of our RF business unit in the third quarter of last year, partially offset by an increase in sales of medical products. The RF business unit had revenues of $2.4 million in the quarter ended March 31, 2002.

Gross profit decreased $3.7 million, or 20%, from $18.4 million for the second quarter of fiscal year 2002 to $14.7 million for the second quarter of fiscal year 2003. As a percentage of sales, gross profit was 33.4% for the second quarter of fiscal year 2002 compared to 30.5% for the second quarter of fiscal year 2003. Gross profit decreased primarily as a result of lower sales, resulting in lower utilization rates of our facilities. Cost of sales for the second quarter of fiscal year 2003 also included a write-off of $0.3 million of leasehold improvements at our Melrose, Massachusetts facility. Our RF business unit had a gross profit of $0.6 million in the quarter ended March 31, 2002.

Selling, general and administrative expenses decreased $1.0 million, or 10%, from $10.1 million for the second quarter of fiscal year 2002 to $9.1 million for the second quarter of fiscal year 2003. The decrease was primarily a result of lower commission expenses, due to lower sales, and lower expenses due to the disposition of our RF business unit and the consolidations of our Watertown and Melrose, Massachusetts facilities into our Lowell and Lawrence, Massachusetts facilities.

Research and development expenses decreased $1.0 million, or 17%, from $5.8 million for the second quarter of fiscal year 2002 to $4.8 million for the second quarter of fiscal year 2003. The decrease was primarily due to the disposition of our Carlsbad design center.

Amortization of goodwill and other intangible assets decreased $0.5 million, primarily due to the adoption of SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment only approach.

We had $0.2 million of interest expense in the quarter ended March 31, 2002 compared to $0.1 million of interest expense in the quarter ended March 30, 2003 due to lower balances of debt.

The effective tax rate for each of the respective fiscal quarters ended March 31, 2002 and March 30, 2003 was 33.0%.

Results Of Operations For The Six Months Ended March 31, 2002 Compared To The Six Months Ended March 30, 2003.

Net sales decreased $17.9 million, from $112.0 million for the first six months of fiscal year 2002 to $94.1 million for the first six months of fiscal year 2003. The decrease was primarily attributable to lower sales of military and space products and, the telecommunication products as well as the disposition of our RF business unit in the third quarter of last year, partially offset by an increase in sales of medical products. Our RF business unit had $4.6 million of revenues in the six months ended March 31, 2002.

Gross profit decreased $12.4 million, from $40.2 million for the first six months of fiscal year 2002 to $27.8 million for the first six months of fiscal year 2003. Gross profit decreased primarily as a result of the decline in sales. As a percentage of sales, gross profit was 35.9% for the first six months of fiscal year 2002, compared to 29.5% for the corresponding period of fiscal year 2003. This decrease in gross profit was due primarily to lower sales. Cost of sales in the six months ended March 30, 2003 included a write-off of $0.3 million of leasehold improvements at our Melrose, Massachusetts facility, $0.7 million for cancellations of contracts and closures of facilities and $0.5 million of asset impairments. RF had $1.1 million of gross profit in the six months ended March 31, 2002.

Selling, general and administrative expenses decreased $1.1 million from $19.2 million for the first six months of fiscal year 2002 to $18.1 million for the first six months of fiscal year 2003, due to lower commission expenses as a result of lower sales, the elimination of expenses associated with our RF business unit and the consolidations of our Watertown and Melrose, Massachusetts facilities into our Lowell and Lawrence, Massachusetts facilities.

Research and development expenses decreased $1.1 million, from $10.9 million for the first six months of fiscal year 2002 to $9.8 million for the first six months of fiscal year 2003. The decrease was primarily due to the disposition of our Carlsbad design center, partially offset by an increase in R&D spending for Power Management products.

Amortization of goodwill and other intangible assets decreased $1.2 million, primarily due to the adoption of SFAS No.142, which changes the accounting for goodwill from an amortization method to an impairment only approach.

The effective income tax rate was 33.0% in the six months ended March 31, 2002 and March 30, 2003, respectively.

FINANCIAL CONDITION

Net cash provided by operating activities was $1.5 million and $3.7 million for the first six months of fiscal years 2002 and 2003, respectively. The $2.2 million increase in net cash provided by operating activities was primarily a result of the $1.2 million decline in income being more than offset by the combined net effect of lower accounts receivable and inventories and effects of other non-cash items.

Net cash used in investing activities was $12.2 million and $0.4 million for the first six months of fiscal years 2002 and 2003, respectively. The decrease of net cash used in investing activities was primarily due to a lower amount of purchases of property and equipment combined with receipts of $1.3 million from a note receivable and $3.6 million from sales of assets in 2003.

Net cash provided by (used in) financing activities was $1.8 million and $(3.7) million for the first six months of fiscal years 2002 and 2003, respectively. The decrease was due to a $3.9 million payment of the Industrial Development Bond to the City of Santa Ana, California and lower proceeds from exercises of employee stock options.

As a result of the foregoing, at March 30, 2003, we had $22.6 million in cash and cash equivalents, a decrease of $0.5 million, or 2%, from $23.1 million in cash and cash equivalents at September 29, 2002. At March 30, 2003, we had $25.0 million of current liabilities and $4.5 million of total long-term portion of long-term debt and other long-term liabilities.

Accounts receivable decreased from $32.4 million at September 29, 2002 to $28.9 million at the end of the second quarter. This decrease was primarily due to lower sales.

Inventory decreased from $52.0 million at September 29, 2002 to $50.4 million at the end of the second quarter. This decrease was principally due to lower sales.

At March 30, 2003, we had a current ratio of 4.3 to 1, an increase from 3.8 to 1 at September 29, 2002.

We have a $30.0 million credit line with a bank, which includes a facility to issue letters of credit. As of March 30, 2003, all $30.0 million was available under this credit facility. The credit line expires in March 2004 and is collateralized by substantially all assets of the Company.

As of March 30, 2003, we were in compliance with the covenants required by our bank and lessors.

We also continued the program of consolidating our facilities. In January 2003, we received $1.2 million, net of expenses, from the sale of real property in Watertown, Massachusetts. We also have leased back a small portion of this facility. During the balance of fiscal year 2003, we do not know of any material capital commitments in connection with this program.

Consistent with our strategy, further plant consolidations are anticipated in the longer-term.

Based upon information currently available, we believe that we can meet our current cash requirements and capital commitments with cash balances and internally generated funds from ongoing operations.

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS,” below, which describes and refers to some of the important risks and uncertainties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We regularly evaluate our estimates and assumptions related to allowances related to revenue recognition, sale returns, doubtful accounts, inventory valuation, goodwill and other intangible asset valuations, accounting for income taxes and accounting for stock-based compensation. Estimates and assumptions are based upon historical experience as well as various other factors that our management considers to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between estimates and actual results, our future financial position, results of operations and cash flow will be affected.

Revenue recognition, sales returns and allowances

SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) requires that these four basic criteria have been met before revenue can be recognized: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon a determination that all criteria for revenue recognition have been met. For instance, at the time of shipment to distributors, we simultaneously record revenues and reductions to revenue for estimated allowances such as returns, rebate and competitive pricing programs. If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenue would result.

For a further discussion of our accounting policies regarding revenue recognition see the section below entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Allowance for doubtful accounts

Management analyzes specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances would be required. While credit losses have been generally within management’s expectations and the provisions established, significant deterioration in the liquidity or financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

For a further discussion of our accounting policies regarding reserves for bad debts see the section below entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete product. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of our products, and current market and economic conditions. Inventory reserves are established based upon such judgments, for any inventories that are identified as having a net realizable value less than their cost. Historically, the net realizable value of our inventories has generally been within management’s estimates. However, if we are unable to meet our sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

For a further discussion of our accounting policies regarding inventory valuation see the section below entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Long-lived assets

We have determined that our goodwill was impaired as of the beginning of fiscal year 2003, and we are currently determining the amount of impairment. We will determine the amount of impairment during our fiscal year 2003. When we have determined the amount, we will be required to amend the Form 10-Q’s that were previously filed in fiscal year 2003. One accounting effect of the impairment will be a charge to earnings equal to the impairment and goodwill will be reduced by the same amount.

For a discussion of our accounting policies regarding long-lived assets see the section below entitled “There are anticipated good-will impairments that adversely affect Microsemi” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Accounting for income taxes

As part of the process of preparing the consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. If we establish or increase any valuation allowance in a period, it will adversely affect the tax provision in the income statement.

Stock-based compensation

For a discussion of our accounting policies regarding stock-based compensation see the section below entitled “We use APB Opinion No. 25 to account for equity compensation, which may not fully reflect the economic consequences of granting options or other equity compensation” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Presentation of pro forma financial information

In addition to reporting financial results in accordance with Generally Accepted Accounting Principles (“GAAP”), we may publicly present, in both earnings news releases and our business outlooks, financial information in the form of a non-GAAP financial measure, which we call pro forma earnings. Our pro forma earnings measurement excludes and adjusts for various items. We do not include amortization of non-goodwill acquisition related intangible assets, restructuring charges, or any asset impairments, and we exclude other items we consider out of the ordinary. Our management believes that the presentation of pro forma earnings provides useful information to investors in order to evaluate our results of operation as they change from period to period because in some respects pro forma earnings should be a better comparative basis than quarterly earnings measured under GAAP. However, pro forma measures we use are not standardized against the pro forma measures of other companies. Our pro forma earnings measurements have involved the exercise of our management’s judgment and discretion, including as to which items would be excluded or included. Items excluded from pro forma earnings have in some instances occurred previously or may recur again.

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

As a part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, enhance our design capability or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of use more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in dilution to the acquiror;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or- greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way which may dilute an investment in the Common Stock.

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

The percentage of our business represented by space/satellite and military products may decline. If this occurs, we anticipate that backlog and book-to-bill ratio will become less meaningful. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on our backlog numbers or book-to-bill ratios or changes in backlog numbers or book-to-bill ratios. We determine backlog and bookings based on firm orders which are scheduled for delivery within 12 months.

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

There are anticipated good-will impairments that adversely affect Microsemi.

All public companies have been required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. At least annually, we are required to reassess whether there has been an impairment of goodwill in any one or more business units, which would, if we determine that an impairment exists, result in a charge to earnings and a reduction in goodwill on our balance sheet. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment loss equal to the excess of the carrying value of goodwill over its then fair value. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. The rules of SFAS 142 are complex and very restrictive. SFAS 142 is more restrictive than the previously followed SFAS 131. As a result, impairment is likely to occur as a result of the change in the method of determination of impairments due to adoption of SFAS 142. For instance, SFAS 142 uses a restrictive unit-by-unit approach, while the previous approach of SFAS 131 was a more flexible company-wide approach.

We have completed our initial review and have determined that goodwill has been impaired; however, the amount of impairment has not yet been determined. We will finalize the amount of impairment and record that impairment charge to earnings during fiscal year 2003 as a cumulative effect of change in accounting principle. The charge will be made effective as of the beginning of fiscal year 2003 which will necessitate our restating each of our quarterly financial statements and, accordingly, amending our filings on Form 10-Q during fiscal year 2003, including this Form 10-Q.

At the beginning of fiscal year 2003, approximately $25.7 million of goodwill that resulted from our previous acquisitions remained unamortized. Our results in the first quarter of fiscal year 2003 and balances on all interim financial statements in fiscal year 2003 could be retroactively made lower as a result of determining the amount of impairment of that goodwill. Up to 100% of the remaining goodwill could be impaired as of the beginning of fiscal year 2003.

Please see Note 6 to the financial statements included in this report on Form 10-Q.

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

To the extent the existing goodwill may not be impaired, and to the extent of any goodwill of any business that we acquire in the future, a future impairment could also affect our future results and balances in a similar way.

However, our results will no longer be affected by periodic charges for amortization of goodwill and other intangible assets with indefinite useful lives.

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

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to FASB Statement 123 (“FASB 123”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which often does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard creates a charge to earnings arising from the grant of stock or options and subsequent changes in the value of the grant. These compensation charges are not included in our financial statements, except for the disclosure required by FASB123 that we have set forth in Notes 6 and 7. We have adopted FASB 123 to the extent that it requires disclosure in the notes.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between October 1, 2001 and March 30, 2003, the closing price of our common stock ranged between a low of $5.00 and a high of $38.97. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition. In our most recent Form 10-K as filed with the SEC on December 19, 2002, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-Q.

Item 2.	CHANGES IN SECURITIES

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a) An election of the Board of Directors was held at the Annual Meeting of Stockholders held on February 18, 2003.

(b) Names and personal information about the nominees to the Board of Directors were included in the Proxy Statement dated January 21, 2003.

(c) Votes were received for each of the nominees to the Board of Directors as follows:

	For	Withheld
James J. Peterson	25,497,563	230,110
Dennis R. Leibel	24,602,744	1,124,929
William E. Bendush	24,604,952	1,122,721
Martin H. Jurick	25,498,528	229,145
Thomas R. Anderson	25,452,823	274,850
Nick E. Yocca	24,602,217	1,125,456
William L. Healey	25,491,163	236,510
Harold A. Blomquist	25,286,027	441,646

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

We filed a Form 8-K on April 24, 2003, reporting under Item 9, the news release related to our earnings for the quarter and six months ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: May 12, 2003	By:	/s/ DAVID R. SONKSEN
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: May 12, 2003	/s/ JAMES J. PETERSON
James J. Peterson, Chief Executive Officer

I, David R. Sonksen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Microsemi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: May 12, 2003	/s/ DAVID R. SONKSEN
David R. Sonksen, Chief Financial Officer