Form 10-Q
period 2003-06-29
MICROSEMI CORP
filed 2003-08-12
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 18, 2003 was 28,977,385.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended June 29, 2003 of Microsemi Corporation and Subsidiaries (“Microsemi” or the “Company”), the Company’s unaudited consolidated statements of cash flows for the nine months ended June 29, 2003, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the Company’s unaudited balance sheets as of June 29, 2003 and as of September 29, 2002, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(amounts in thousands, except per share data)

	September 29, 2002	June 29, 2003

ASSETS
Current assets:
Cash and cash equivalents	$23,060	$25,270
Accounts receivable, net of allowance for doubtful accounts, $1,740 at September 29, 2002 and $1,331 at June 29, 2003	32,435	27,016
Inventories	52,040	52,854
Deferred income taxes	3,736	3,736
Other current assets	2,698	2,479

Total current assets	113,969	111,355
Property and equipment, net	65,608	62,543
Deferred income taxes	1,641	9,691
Goodwill and other intangible assets, net	33,824	10,183
Other assets	1,726	4,291

TOTAL ASSETS	$216,768	$198,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144	$121
Current maturities of long-term debt	167	89
Accounts payable	12,559	10,289
Accrued liabilities	17,052	15,437
Income taxes payable	—	714

Total current liabilities	29,922	26,650

Long-term debt	4,356	474

Other long-term liabilities	4,044	4,028

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock	—	—
Common stock, $.20 par value; authorized 100,000 shares; issued and outstanding 28,895 and 28,977 at September 29, 2002 and June 29, 2003, respectively	5,779	5,796
Capital in excess of par value of common stock	118,451	118,752
Retained earnings	55,387	42,363
Accumulated other comprehensive loss	(1,171)	—

Total stockholders’ equity	178,446	166,911

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,768	$198,063

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except per share data)

	Quarter Ended

	June 30, 2002	June 29, 2003

Net sales	$51,466	$50,534
Cost of sales	35,740	34,230

Gross profit	15,726	16,304

Operating expenses:
Selling, general and administrative	9,895	9,351
Research and development	6,116	4,974
Amortization of goodwill and other intangible assets	965	303
Restructuring charges	335	—
Gain on sale of asset, net	(2,865)	—
Asset Impairment	80	—

Total operating expenses	14,526	14,628

Operating income	1,200	1,676

Other income (expense):
Interest, net	(159)	67
Other, net	63	2

Total other income (expense)	(96)	69

Income before income taxes	1,104	1,745
Provision for income taxes	364	576

Net income	$740	$1,169

Earnings per share:
-Basic	$0.03	$0.04

-Diluted	$0.03	$0.04

Weighted average common and common equivalent shares outstanding:
-Basic	28,877	28,955

-Diluted	29,423	29,578

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Income Statements
(amounts in thousands, except per share data)

	Nine Months Ended

	June 30, 2002	June 29, 2003

Net sales	$163,453	$144,620
Cost of sales	107,554	100,560

Gross profit	55,899	44,060
Operating expenses:
Selling, general and administrative	29,102	27,459
Research and development	17,063	14,762
Amortization of goodwill and other intangible assets	2,901	1,016
Restructuring charges	4,070	686
Gain on sales of assets, net	(2,865)	(2,393)
Asset impairments	1,687	—

Total operating expenses	51,958	41,530

Operating income	3,941	2,530

Other income (expense):
Interest, net	(491)	(71)
Other, net	79	(25)

Total other expense	(412)	(96)

Income before income taxes	3,529	2,434
Provision for income taxes	1,165	803

Income before cumulative effect of a change in accounting principle	2,364	1,631
Cumulative effect of change in accounting principle, net of income taxes.	—	(14,655)

Net income (loss)	$2,364	$(13,024)

Earnings (loss) per share:
-Basic
Income before cumulative effect of change in accounting principle	$0.08	$0.06
Cumulative effect of change in accounting principle	—	(0.51)

Net income (loss)	$0.08	$(0.45)

-Diluted
Income before cumulative effect of change in accounting principle	$0.08	$0.06
Cumulative effect of change in accounting principle	—	(0.50)

Net income (loss)	$0.08	$(0.44)

Weighted average common and common equivalent shares outstanding:
-Basic	28,605	28,931
-Diluted	29,799	29,275

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(amounts in thousands)

	Nine Months Ended

	June 30, 2002	June 29, 2003

Cash flows from operating activities:
Net income (loss)	$2,364	$(13,024)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,593	7,936
Provision for doubtful accounts	663	220
Gain on retirement and disposition of assets, net	(3,088)	(850)
Impairment of assets	1,679	—
Impairment of Goodwill, net of income taxes	—	14,655
Changes in assets and liabilities:
Accounts receivable	5,025	3,699
Inventories	(1,536)	(1,002)
Other current assets	(448)	(120)
Accounts payable	(2,977)	(2,263)
Accrued liabilities	(4,851)	(561)
Income taxes payable	(1,668)	714
Other long-term liabilities	(329)	(16)

Net cash provided by operating activities	3,063	9,388

Cash flow from investing activities:
Purchases of property and equipment	(16,158)	(8,504)
Changes in other assets	(227)	1,338
Proceeds from sales of assets	12,643	3,627

Net cash used in investing activities	(3,742)	(3,539)

Cash flows from financing activities:
Payments of long-term debt	(2,567)	(3,960)
Exercise of employee stock options	2,478	318

Net cash used in financing activities	(89)	(3,642)

Effect of exchange rate changes on cash	(64)	3

Net increase in cash and cash equivalents	1,532	2,210
Cash and cash equivalents at beginning of period	24,808	23,060

Cash and cash equivalents at end of period	$26,340	$25,270

In March 2002, we issued 333,333 shares of our common stock as payment in full for a $2.5 million convertible note related to the acquisition of certain assets from Infinesse Corp.

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2003

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

2.    INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 29, 2002	June 29, 2003

Raw materials	$9,561	$10,729
Work in process	24,864	25,192
Finished goods	17,615	16,933

	$52,040	$52,854

3.    CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of the Company had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value.  In August 1995, the subsidiary, together with former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs.  Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary is the cause of the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby the former owners 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) agreed to indemnify and protect us against any and all third-party claims relating to the contamination of the facility.  An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Heath & Environment.  State and local agencies in Colorado are reviewing current data and considering study and cleanup options, and it is not yet possible to predict actual costs for remediation.  Based upon currently available data, management believes that the final outcome of the Broomfield, Colorado environmental matter will not have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters.  In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources.  Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment.  Total comprehensive income for the quarters ended June 30, 2002 and June 29, 2003 was $733,000 and $1,172,000, respectively.  Total comprehensive income (loss) for the nine months ended June 30, 2002 and June 29, 2003 was $2,300,000 and ($13,021,000), respectively.

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

Earnings per share (“EPS”) for the respective quarters and respective nine months ended June 30, 2002 and June 29, 2003 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended

	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

BASIC
Net income (loss)	$740	$1,169	$2,364	$(13,024)

Weighted-average common shares Outstanding	28,877	28,955	28, 605	28,931

Basic earnings (loss) per share	$0.03	$0.04	$0.08	$(0.45)

DILUTED
Net income (loss)	$740	$1,169	$2,364	$(13,024)
Interest savings from assumed conversions of convertible debt, net of income taxes	—	—	53	—

Net income (loss) assuming conversions	$740	$1,169	$2,417	$(13,024)

Weighted-average common shares outstanding for basic	28,877	28,955	28, 605	28,931
Dilutive effect of stock options	546	624	1,000	—
Dilutive effect of convertible debt	—	—	194	344

Weighted-average common shares outstanding on a diluted basis	29,423	29,578	29,799	29,275

Diluted earnings (loss) per share	$0.03	$0.04	$0.08	$(0.44)

Approximately 3,362,000 and 2,917,000 options were not included in the computation of diluted EPS in the third quarters of fiscal years 2002 and 2003, respectively, and 1,728,000 and 3,984,000 options were not included in the computation of diluted EPS in the first nine months of fiscal years 2002 and 2003 respectively, as they would have been antidilutive.

6.    RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective September 30, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested at least annually for impairment, using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months of adoption and if an impairment exists, it must be recorded (the second step) by the end of the Company’s fiscal year.

We completed the first step of the transition testing by March 30, 2003 and completed the second step in the quarter ended June 29, 2003. As a result, a pre-tax transition impairment charge related to goodwill as of September 30, 2002 was determined to be $22.7 million. The impairment charge related to acquisitions of businesses in prior years. As required by SFAS No. 142, a $14.7 million transition impairment charge was recorded, net of its associated $8.0 million tax benefit, as a cumulative effect of a change in accounting principle, effective as of September 30, 2002.  This charge was reflected in net loss for the nine months ended June 29, 2003.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill and assembled work force that resulted from our previous acquisitions, of which $22.7 million was subject to the transition impairment charge as discussed above. On a prospective basis and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill unless it is determined to be impaired during our periodic evaluations, which will be performed at least annually.  The goodwill amortization charge to earnings was approximately $2.3 million during fiscal year 2002. The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the quarter and nine months ended June 30, 2002 if the new accounting standards had been applied beginning October 1, 2001 (amounts in thousands, except per share data):

	Quarter Ended June 30, 2002	Nine Months Ended June 30, 2002

Net income, as reported	$740	$2,364
Add back: goodwill amortization, net of tax effect	465	1,414

Pro-forma net income	$1,205	$3,778

Basic and diluted earnings per share, as reported	$0.03	$0.08
Add back: goodwill amortization, net of tax effect	0.01	0.05

Pro-forma basic and diluted earnings per share	$0.04	$0.13

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

7.    STOCK-BASED COMPENSATION

During the second quarter of fiscal 2003, we adopted the fair value interim disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 148 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands):

	Quarter Ended		Nine Months Ended

	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Net income (loss), as reported	$740	$1,169	$2,364	$(13,024)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,732)	(1,536)	(5,195)	(3,984)

Pro forma net income (loss)	$(992)	$(367)	$(2,831)	$(17,008)

Earnings (loss) per share:
Basic - as reported	$0.03	$0.04	$0.08	$(0.45)

Basic - pro forma	$(0.03)	$(0.01)	$(0.10)	$(0.59)

Diluted - as reported	$0.03	$0.04	$0.08	$(0.44)

Diluted - pro forma	$(0.03)	$(0.01)	$(0.10)	$(0.58)

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

Financial information by geographic segments is as follows (amounts in thousands):

	Nine Months Ended

	June 30, 2002	June 29, 2003

Net sales:
United States
Sales to unaffiliated customers	$145,249	$127,202
Intergeographic sales	15,882	13,931
Europe
Sales to unaffiliated customers	18,131	17,328
Intergeographic sales	2,233	112
Asia
Sales to unaffiliated customers	73	90
Intergeographic sales	803	713
Eliminations of intergeographic sales	(18,918)	(14,756)

	$163,453	$144,620

Income (loss) from operations:
United States	$2,204	$2,414
Europe	2,142	632
Asia	(405)	(516)

Total	$3,941	$2,530

Capital expenditures:
United States	$15,952	$8,228
Europe	206	34
Asia	—	242

Total	$16,158	$8,504

Depreciation and amortization:
United States	$10,340	$7,733
Europe	182	165
Asia	71	38

Total	$10,593	$7,936

	September 29, 2002	June 29, 2003

Identifiable assets:
United States	$202,581	$186,482
Europe	10,831	9,575
Asia	3,356	2,006

Total	$216,768	$198,063

9.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In January 2002, we announced our Factory Utilization and Profit Enhancement Programs to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

During the first nine months of fiscal year 2003, we recorded restructuring charges of $686,000 for employee severance. The employee severance costs include termination benefits of approximately $370,000 for 10 exempt employees and $316,000 for 19 non-exempt employees as part of our involuntary termination plans at the Watertown and Lawrence, Massachusetts and Garden Grove, California facilities.

The following table reflects the activities that resulted in the liabilities included in Accrued Liabilities in the consolidated balance sheets at June 29, 2003 (amounts in 000s):

	Workforce Reductions	Plant Closures	Total

Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,406)	(385)	(2,791)
Other non-cash write-off	(417)	—	(417)

Balance at June 29, 2003	$24	$341	$365

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

Our customers include Boeing, Guidant/Cardiac Pace Makers, Seagate Technology, Compaq, Dell, Lockheed Martin, Raytheon Systems, and Medtronic.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 29, 2003.

Net sales decreased $1.0 million, or 2%, from $51.5 million for the third quarter of fiscal year 2002 to $50.5 million for the third quarter of fiscal year 2003.  The decrease included $1.9 million lower sales of space and commercial aircraft products and $1.9 million lower sales of telecommunication products, partially offset by a $2.8 million increase in sales of medical products.  We sold the assets of Microsemi RF Products, Inc. (“RF”) in the quarter ended June 30, 2002. RF had revenues of $1.4 million in the quarter ended June 30, 2002, which was included in the decrease in sales of telecommunication products. The decrease in revenues in the third quarter of this fiscal year reflected the general decline of the space, commercial aircraft and telecommunications markets. The increase in revenues from our medical products represented higher demands for our high reliability medical components used in MRI systems, pacemakers and implantable cardio defibrillators.

Gross profit increased $0.6 million, or 4.0%, from $15.7 million for the third quarter of fiscal year 2002 to $16.3 million for the third quarter of fiscal year 2003.  As a percentage of sales, gross profit was 30.6% for the third quarter of fiscal year 2002 compared to 32.3% for the third quarter of fiscal year 2003.  Gross profit increased primarily as a result of higher utilization rates of our facilities.  RF had a gross profit of $0.4 million in the quarter ended June 30, 2002.

Selling, general and administrative expenses decreased $0.5 million, or 5%, from $9.9 million for the third quarter of fiscal year 2002 to $9.4 million for the third quarter of fiscal year 2003. The decrease was primarily a result of the elimination of expenses of RF and the consolidations of our Watertown and Melrose, Massachusetts facilities into our Lowell and Lawrence, Massachusetts facilities; partially offset by an increase in insurance and other employee benefits.

Research and development expenses decreased $1.1 million, or 18%, from $6.1 million for the third quarter of fiscal year 2002 to $5.0 million for the third quarter of fiscal year 2003.  The decrease was primarily due to the elimination of expenses from the Carlsbad design center, which was sold in the fourth quarter of fiscal year 2002.

Amortization of goodwill and other intangible assets decreased $0.7 million because we ceased the amortization of goodwill upon adoption of SFAS No. 142, effective September 30, 2002, which changes the accounting for goodwill from an amortization method to an impairment only approach.

We had $0.2 million of interest expense in the quarter ended June 30, 2002 compared to $0.1 million of interest income in the quarter ended June 29, 2003 because we only paid interest on approximately $0.6 million of debt in the current quarter, which was more than offset by interest income from our short-term investments.

The effective tax rate for each of the respective fiscal quarters ended June 30, 2002 and June 29, 2003 was 33.0%.

Results Of Operations For The Nine Months Ended June 30, 2002 Compared To The Nine Months Ended June 29, 2003.

Net sales decreased $18.9 million or 12% from $163.5 million for the first nine months of fiscal year 2002 to $144.6 million for the first nine months of fiscal year 2003.  The decrease included $20.3 million lower sales of space and commercial aircraft products, $9.0 million lower sales to telecom and commercial customers, partially offset by a $10.4 million increase of sales of medical products.   The above decrease included the elimination of sales of RF, which had revenues of $6.0 million in the first nine months of fiscal year 2002 and was sold in the third quarter of last year.  The decease in revenues in the first nine months of this fiscal year reflected the general decline of the space, commercial aircraft and telecommunications markets. The increase in revenues from our medical products represented higher demands for our high reliability medical components used in MRI systems, pacemakers and implantable cardio defibrillators.

Gross profit decreased $11.8 million, from $55.9 million for the first nine months of fiscal year 2002 to $44.1 million for the first nine months of fiscal year 2003. Cost of sales in the nine months ended June 29, 2003 included a write-off of $0.3 million of leasehold improvements at our Melrose, Massachusetts facility, $0.7 million for cancellations of contracts and closures of facilities and $0.5 million of asset impairments.  RF had $1.5 million of gross profit in the nine months ended June 30, 2002. Excluding these factors, gross profit decreased from 34.5% of sales for the first nine months of fiscal year 2002 to 31.5% of sales for the corresponding period of fiscal year 2003 primarily as a result of the decline in sales.

Selling, general and administrative expenses decreased $1.6 million from $29.1 million for the first nine months of fiscal year 2002 to $27.5 million for the first nine months of fiscal year 2003, due to lower commission expenses as a result of lower sales, the elimination of expenses associated with RF and the consolidations of our Watertown and Melrose, Massachusetts facilities into our Lowell and Lawrence, Massachusetts facilities; partially offset by an increase in insurance and other employee benefits.

Research and development expenses decreased $2.3 million, from $17.1 million for the first nine months of fiscal year 2002 to $14.8 million for the first nine months of fiscal year 2003. The decrease was primarily due to the disposition of our Carlsbad design center, partially offset by an increase in R&D spending for Power Management products.

Amortization of goodwill and other intangible assets decreased $1.9 million because we ceased the amortization of goodwill upon adoption of SFAS No. 142, effective September 30, 2002, which changes the accounting for goodwill from an amortization method to an impairment only approach.

We had $0.5 million of interest expense in the nine months ended June 30, 2002 compared to $0.1 million of interest expense in the nine months ended June 29, 2003 due to lower balances of debt.

The effective income tax rate was 33.0% in the nine months ended June 30, 2002 and June 29, 2003, respectively.

We adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective September 30, 2002.  We recorded a transition impairment charge of $14.7 million, net of income tax effect of $8.0 million, which was reflected as a cumulative effect of a change in accounting principle, effective as of the beginning of fiscal year 2003.  The transition impairment charge related to acquisitions of businesses in prior years. (See Note 6 to the unaudited consolidated financial statements).

FINANCIAL CONDITION

Net cash provided by operating activities was $3.1 million and $9.4 million for the first nine months of fiscal years 2002 and 2003, respectively.  The $6.3 million increase in net cash provided by operating activities was a net result of a $15.4 million decline in net income, which was more than offset by the combined net effect of lower accounts receivable, higher other current assets, lower accounts payable and the positive net effect of other non-cash expenses on income, including a $14.7 million transition impairment charge to goodwill.

Net cash used in investing activities was $3.7 million and $3.5 million for the first nine months of fiscal years 2002 and 2003, respectively.  The decrease of net cash used in investing activities was primarily due to a lower amount of purchases of property and equipment combined with receipts of $1.3 million from a note receivable and less cash received from sales of assets in 2003.

Net cash used in financing activities was $0.09 million and $3.6 million for the first nine months of fiscal years 2002 and 2003, respectively.  The increase was due to a $1.4 million higher payment of debt and $2.1 million lower proceeds from exercises of employee stock options.

At June 29, 2003, we had $26.7 million of current liabilities and $4.5 million of total long-term portion of long-term debt and other long-term liabilities.

Accounts receivable decreased from $32.4 million at September 29, 2002 to $27.0 million at the end of the third quarter.  This decrease was primarily due to lower sales and better collection efforts, resulting in lower DSO from 60 days to 51 days.

Inventory increased from $52.0 million at September 29, 2002 to $52.9 million at the end of the third quarter.  The higher inventory reflects some inventory build-up to cover for the transitional period when certain products are transferred to offshore locations as part of our cost reduction programs.

As a result of the foregoing, at June 29, 2003, we had $25.3 million in cash and cash equivalents, an increase of $2.2 million, or 10%, from $23.1 million in cash and cash equivalents at September 29, 2002.

At June 29, 2003, we had a current ratio of 4.2 to 1, an increase from 3.8 to 1 at September 29, 2002.

We have a $30.0 million credit line with a bank, which includes a facility to issue letters of credit.  As of June 29, 2003, we had an outstanding letter of credit of $0.4 million; consequently, $29.6 million was available under this credit facility. The credit line expires in March 2004 and is collateralized by substantially all assets of the Company.

As of June 29, 2003, we were in compliance with the covenants required by our bank and lessors.

We also continued the program of consolidating our facilities.  During the balance of fiscal year 2003, we do not expect any material commitments in connection with this program.

In January 2003, we received $1.2 million, net of expenses, from the sale of real property in Watertown, Massachusetts.

Consistent with our strategy, further plant consolidations are anticipated in the future.

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

Revenue recognition, sales returns and allowances

SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) requires that these four basic criteria have been met before revenue can be recognized: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon a determination that all criteria for revenue recognition have been met.  For instance, at the time of shipment to distributors, we simultaneously record revenues and reductions to revenue for estimated allowances for returns, rebate or price proctection programs. If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenue would result.

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

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. These evaluations require material management judgments, including estimates of future sales, continuing market acceptance of our products, and current market and economic conditions. Inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost. Historically, the net realizable value of our inventories has generally been within management’s estimates. However, if we are unable to meet our sales expectations, or if market conditions deteriorate significantly from management’s estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

For a further discussion of our accounting policies regarding inventory valuation see the section below entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Long-lived assets

We have determined that our goodwill was impaired as of the beginning of fiscal year 2003, and we have determined the amount of impairment to be $22.7 million.  See Note 6 to the unaudited consolidated financial statements for further discussion on impairment of goodwill.

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

The semiconductor industry is highly cyclical, and the value of our business has declined during the “down” portion of these cycles. During recent years, we as well as many others in our industry, experienced significant declines in the pricing of, as well as demand for, products. The market for semiconductors has experienced severe and prolonged downturns. In the future, these downturns may prove to be as, or possibly more, severe. The markets for our products depend on continued demand in the mobile connectivity, automotive, digital media, telecommunications, computers/peripherals, military and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected our operating results and financial condition. Relevant portions of the semiconductor industry, and those that serve or supply this industry, tend somewhat to be concentrated in certain areas of the world, and therefore, the semiconductor industry has from time to time been, and may from time to time be adversely affected by natural disasters in various locale, epidemics and health advisories such as those related to Sudden Acute Respiratory Syndrome.

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

Some of our sales are derived from customers whose principal sales are to the United States Government. We estimate the amount at about 28% of our revenues in fiscal year 2002. If we experience significant reductions or delays in procurements of our products by the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience.  We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with U.S. Government procurement provisions. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. A significant portion of our sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies.  From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding.  Military-related business is and has been anticipated to increase; however, the actual timing and amount of an increase has been occurring at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

One or more of our products may be found to be defective after we have already shipped the products in volume, requiring a product replacement or recall. We may also be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), military, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistakes can result in large and unanticipated product returns, product liability and warranty liability.

We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for us or may become unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position.

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

In Broomfield, Colorado, we have an agreement with prior owners of our property concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. We have agreed to pay 10% and they have agreed to pay 90% of these costs. They have also agreed to indemnify us from claims by third parties. In the event that these third parties were to default on their contractual obligations to us, we would be exposed to a total cost that we most recently estimate at about $4,200,000.

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

We completed the first step of the transition testing by March 30, 2003 and completed the second step by June 16, 2003. As a result, the pre-tax impairment charge related to goodwill as of September 30, 2002 was determined to be $22.7 million. As required by SFAS No. 142, a $14.7 million of impairment charge was recorded, net of its associated $8.0 tax benefit, as a cumulative change in accounting principle, effective as of September 30, 2002. Net income for the nine months ended June 29, 2003 included this after-tax impairment charge.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill and assembled work force that resulted from our previous acquisitions, of which $22.7 was impaired as discussed above. On a going-forward basis and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill; however, up to 100% of the remaining goodwill could be determined to be impaired during the annual evaluations required by FAS 142.  (Please see Note 6 to the financial statements included in this report on Form 10-Q).

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

To the extent the non-impaired goodwill and to the extent of any goodwill of any business that we acquire in the future, a future impairment could also affect our future results and balances in a similar way.

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

The market price of our stock has fluctuated widely. Between October 1, 2001 and June 29, 2003, the closing price of our common stock ranged between a low of $5.00 and a high of $38.97. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

Item 4.    CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

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

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certifications pursuant to Exchange Act Rule 13a-14(a)

32.1 Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(b) Reports on Form 8-K:

We filed a Form 8-K on July 24, 2003, reporting under Item 9, the news release related to our earnings for the quarter and nine months ended June 29, 2003.

We filed a Form 8-K on April 24, 2003, reporting under Item 9, the news release related to our earnings for the quarter and six months ended March 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 12, 2003	By:	/s/ DAVID R. SONKSEN

David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description

31.1	Certifications pursuant to Exchange Act Rule 13a-14(a)

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350