Form 10-K
period 2003-09-28
MICROSEMI CORP
filed 2003-12-19
CIK 310568

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2003

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒    NO  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 30, 2003 was approximately $247,585,000.

The number of outstanding shares of Common Stock on November 17, 2003 was 29,133,031.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:    Incorporated by reference portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 25, 2004. This proxy statement will be filed not later than 120 days after the close of Registrant’s fiscal year ended September 28, 2003.

PART I

Item 1.    Business

INTRODUCTION

Microsemi Corporation was incorporated in Delaware in 1960. The name was changed from Microsemiconductor Corporation in February 1983. Unless the context otherwise requires, the “Company”, “Microsemi”, “we”, “our”, “ours”, and “us” refer to Microsemi Corporation and its consolidated subsidiaries. Our principal executive offices are located at 2381 Morse Ave., Irvine, California 92614 and our telephone number is (949) 221-7100.

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, military/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas. (See Note 13 to the Consolidated Financial Statements for geographic information on revenues, operating results and total assets.)

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

Concentration of the factories in the semiconductor industry.

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

The semiconductor business is highly competitive and increased competition could reduce our value.

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

For instance, presently we are challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b and 802.11g and combinations thereof. Although this development has already resulted in design wins related to 802.11a and 802.11g, the solutions related to the other standards and the combination of all of the standards are still in development and are in constant change. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

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

We may be unsuccessful in our efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render our products or technologies obsolete or non-competitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand sales. We may not be able to accomplish these goals. Designs that we have introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to various risks and uncertainties.

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

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Life cycles for some of our products can be as short as 6 to 24 months. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. The asset values determined under Generally Accepted Accounting Principles for inventory and other assets each involve the making of material estimates by us, many of which could be based on mistaken assumptions or judgments. See “There may be goodwill impairments that would adversely affect Microsemi”.

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

Our manufacturing operations, and the outside manufacturing operations, which we use increasingly, depend upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

Some of our products are manufactured, assembled and tested by third-party subcontractors. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers’ current demand for products, and these estimates are difficult to make. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Some of our sales are derived from customers whose principal sales are to the United States Government. We estimate the amount at about 19% of our revenues in fiscal year 2003. If we experience significant reductions or delays in procurements of our products by the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. A significant portion of our sales are to military and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced military program funding. Military-related business is and has been anticipated to increase; however, the actual timing and amount of an increase has been occurring at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Our ability to successfully offer our products in the semiconductor market requires effective planning and management processes. Our Capacity Optimization Enhancement Program, with consolidations and realignments of operations, and expected future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide.

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

We have closed, combined, sold or disposed of certain subsidiaries or divisions which reduced volume that may not be replaceable in the ordinary course.

Since the beginning of fiscal year 2001, we closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). We sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to our consolidated revenues. We sold our Carlsbad design center in September 2002 and our equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002. In October 2003, we announced the consolidation of Microsemi Corp.-Santa Ana, of Santa Ana, California (“Santa Ana”). Santa Ana represents approximately 20% of our annual revenues, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on revenues; however, our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved if the consolidation is managed or executed inadequately.

We currently anticipate closure or sale of additional facilities, possibly resulting in loss of revenues and net income. We may be unsuccessful in our efforts to consolidate our business into fewer facilities and retain all of our revenues and income of those operations. While we hope to increase our manufacturing capacity utilization rates at remaining operations, the remaining operations will bear the corporate administrative and overhead costs that had been allocated to the discontinued business units.

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

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to significant liabilities and could have a material adverse effect on our operating results and financial condition.

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

In Broomfield, Colorado, we have an agreement with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., the former owners of our property, concerning clean-up costs associated with TCE and other contaminants present in the soil and groundwater. We have agreed to pay 10% and they have agreed to pay 90% of these costs. We have reserved $530,000 for clean up costs at September 28, 2003. They have also agreed to indemnify us from claims by third parties. In the event that the former owners were to default on their contractual obligations to us, we would be exposed to a total estimated cost of approximately $5,300,000.

Some of our facilities are located near major earthquake fault lines.

Our headquarters and two of our major operating facilities, and certain other critical business operations are located near earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of a major earthquake.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of Microsemi that might otherwise result in our stockholders receiving a premium over the market price for their shares.

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

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

In connection with our charter, we have a Shareholder Rights Plan, and each share of Common Stock, par value $0.20, entitles the holder to one redeemable and cancellable Right (not presently exercisable) to acquire a fractional share of Series A Junior Participating Preferred Stock, under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

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

We may not make the sales that are indicated by order rates or our book-to-bill ratio and book-to-bill ratio may become less meaningful.

Lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. For these reasons, our book-to-bill ratio may not be an indication of future sales.

The percentage of our business represented by space/satellite and military products may decline. If this occurs, we anticipate that our book-to-bill ratio will become less meaningful. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders which are scheduled for delivery within 12 months.

There may be some potential effects of system outages.

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable. Our plans are to further upgrade and integrate our enterprise information systems, which may cause additional strains on personnel and system resources or potential system outages.

There may be impairments of long-lived assets that would adversely affect Microsemi.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use.

Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

An evaluation under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. As a result of our analysis, we will record a charge when we determine that our amortizable intangible assets or other long-lived assets have been impaired. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Potential impairment of existing long-lived assets and of long-lived assets that we acquire in the future, could also affect our future results of operations and balances in a similar way.

There may be goodwill impairments that would adversely affect Microsemi.

All public companies have been required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives are no longer being amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. If we determine that an impairment exists, we will record a charge to earnings and a reduction in goodwill on our balance sheet. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment loss equal to the excess of the carrying value of goodwill over its then fair value. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill that resulted from our previous acquisitions. For the purposes of the evaluation as required by FAS 142, the reporting units with goodwill were identified as Scottsdale ($1.4 million), Santa Ana ($1.9 million), Integrated Products ($9.6 million), Lawrence ($12.2 million) and Lowell ($0.9 million). We completed the first step of the transition testing by March 30, 2003 and completed the second step in the quarter ended June 29, 2003. In accordance with SFAS No. 142, the impairment charge was calculated as the excess, if any, of the carrying amount of goodwill over the implied fair value of the goodwill for each reporting unit based on a combination of the market approach (weighted 25%) and the income approach (weighted 75%). The valuation resulted in a $22.7 million of goodwill impairment at Integrated Products, Lawrence and Lowell. As required by SFAS No. 142, a $14.7 million transition impairment charge was recorded, net of its associated $8.0 million tax benefit, as a cumulative effect of a change in accounting principle, effective as of September 30, 2002.

On a going-forward basis and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill; however, up to 100% of the remaining goodwill could be determined to be impaired during the evaluations required by FAS 142. (See Note 4 to the Consolidated Financial Statements.)

Potential impairment of existing goodwill and of any goodwill of any business that we acquire in the future, could also affect our future results of operations and balances in a similar way.

Our operating results may be affected to the extent actual results differ from accounting estimates.

Our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, are based on estimates and judgments by us from time to time.

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

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to FASB Statement 123 (“FASB 123”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard allows an option to charge to earnings the value arising from the grant of stock options. These compensation charges are not included in our financial statements, except for the disclosure required by FASB 123 that we have set forth in Note 1. We have adopted FASB 123 to the extent that it requires disclosure in the notes.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between September 30, 2002 and September 28, 2003, the closing price of our common stock ranged between a low of $5.22 and a high of $20.10. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

PRODUCTS

We design, manufacture and market high performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, military/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. Over the last year our shipments of SLIC’s, motherboard LDO’s and PWM’s have become a less significant component, and our shipments of differentiated ASSP’s, dual LDO’s, switching regulators and power amplifiers have become a more significant component of our total sales. Our integrated circuit products are used in notebook computers, data storage, wireless LAN, LCD lighting, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our major discrete semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors and a family of subminiature high power transient suppressor diodes. We also manufacture discrete semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. Over the last year our shipments of traditional zener and voltage diodes products have become a less significant component and our shipments of transient suppressor diode products have become a more significant component of our total sales. A partial list of applications of our discrete semiconductor products includes: heart pacer transient shock protector diodes (where we believe we are the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

We currently serve a broad group of customers including: Guidant Corporation (6%), Seagate Technology (5%), Medtronic Incorporated (4%), The Boeing Co. (3%), Siemens AG (3%), Raytheon Co. (2%), BAE Systems (2%), St. Jude Medical Inc. (2%), and Philips Consumer Electronics (2%). (The percentage amounts in this list represent the approximate percentage that each customer’s purchases represents of our total 2003 revenues.)

MARKETING

We serve the implanted medical, military/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity markets with high-reliability and commercial analog integrated circuits and power and signal high performance discrete semiconductors.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. For fiscal year 2003, our domestic sales accounted for approximately 65% of our shipments, of which sales representatives and distributors accounted for approximately 26%. We have direct sales offices in the vicinities of metropolitan areas including Los Angeles, Garden Grove, Santa Ana, Phoenix, Denver, Chicago, Lakeland (Florida), Minneapolis, Boston, Taiwan, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through our direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 35% of fiscal year 2003 sales. Domestic and foreign sales are classified based upon the destination of shipment from our facilities.

No one customer accounted for more than 6% of our revenue in fiscal year 2003. However, approximately 19% of our business is to customers whose principal sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price negotiation at the convenience of the government.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products are essential in maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

We spent approximately $16,122,000, $23,651,000, and $19,368,000 in fiscal years 2001, 2002, and 2003 respectively, for research and development, none of which was customer sponsored.

The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications. Our research and development expenses decreased in 2003 because we sold the assets of Carlsbad design (research and development) center in Carlsbad, California that was developing new technologies for the implantable medical market.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely to some extent upon confidential trade-secrets and to some extent upon patents to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements with employees, consultants, silicon foundries and other suppliers and vendors will be adequate to protect our interests.

We currently own 48 U.S. patents and 5 foreign patents with expiration dates ranging from 2007 to 2021. In addition, we have 34 applications pending for new U.S. patents. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous.

There can be no assurance that any patent will issue on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask work protection is of less significance in our business than experience, innovation, and management skill. We have several patents related to one of our product lines that represented approximately 6% of fiscal year 2003 shipments. Shipments of products related to any of our other patents are not material to shipments.

We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If any such infringements were alleged to exist, we might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that we will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to us. In those circumstances where an acceptable license is not available, we would need either to change the process or product so that it no longer infringes or else stop manufacturing the product or products involved in the infringement, which might be costly and adversely affect revenues.

Please see the information that is set forth under the subheading “Failure to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.” within the section above entitled “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Santa Ana and Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments. In October 2003, we announced the consolidation of the operations of Microsemi Corp.-Santa Ana, of Santa Ana, California (“Santa Ana”), hi-rel products plant into other manufacturing plants.

Our domestic plants manufacture and process all products, starting from purchased silicon wafers and piece parts. After wafer level fabrication, the silicon wafers are separated into individual die that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, “burn-in” and electrical tests in order to prove and assure reliability. Certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully tested products meeting predetermined specifications. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

In 2001, we commenced our Capacity Optimization Enhancement Program. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. We believe that this program will result in future cost savings from the elimination of redundant facilities and associated costs.

In March 2001, we closed Microsemi PPC Inc. (“PPC”). In June 2001, we ceased the operations of Microsemi (H.K.) Ltd. (“Hong Kong”).

In February 2002, we started the restructuring/consolidations of Microsemi Watertown Inc., of Watertown, Massachusetts (“Watertown”) and Microsemi CDI, Inc., of Melrose, Massachusetts (“MCDI”). We have completed the closure of our plant in Watertown, Massachusetts and the relocations of Watertown to other Microsemi plants in Lawrence and Lowell, Massachusetts; and Scottsdale, Arizona (“Scottsdale”) and the relocation of the operations of MCDI from Melrose to Lawrence, Massachusetts. The MCDI Melrose facility was closed.

In June 2002, we completed the sale of the assets, including the real property, of Microsemi RF Products, Inc. (“RF”), of Montgomeryville, Pennsylvania to a subsidiary of Advanced Power Technology Inc., of Bend, Oregon.

In September 2002, we sold the assets of the Carlsbad design center to AMI Semiconductor, Inc., of Pocatello, Idaho.

In October 2002, we completed the sale of our Semcon Electronics Private Limited subsidiary, of Mumbai, India (“Semcon”).

In October 2003, we announced the consolidation of Santa Ana into other manufacturing plants. Santa Ana represents approximately 20% of our annual shipments, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on shipments. Costs associated with the consolidation of Santa Ana are expected to range from $10 million to $15 million over the next 12 to 18 months. These actions are, however, expected to result in annual cost savings of $8 million to $12 million.

We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, which are cancelable with 30 to 90-day notices. With the exception of glass sleeves, which we paid approximately $300,000 in fiscal year 2003, for high reliability diodes, all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead- time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months.

We also purchase a portion of our finished wafers from foundry sources. If a foundry were to terminate its relationship with us, or should our supply from a foundry be interrupted or terminated for any reason, such as a natural disaster or another unforeseen event, we may not have sufficient time to replace the supply of products manufactured by that foundry.

We did not pay more than $4.1 million to any single supplier in fiscal year 2003.

There can be no assurance that we will obtain sufficient supply of product from foundry or subcontract assembly sources to meet customer demand in the future. Obtaining sufficient foundry capacity is particularly difficult during periods of high demand for foundry services, and may become substantially more difficult and more expensive if our product requirements increase. In addition, because we must order products and build inventory substantially in advance of product shipments, there is a risk that we will forecast incorrectly and produce excess or insufficient inventories for particular products. This inventory risk is heightened because certain of our key customers place orders with short lead times.

RAW MATERIALS

Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products, which are marketed through our various sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product may be limited. We feel that our current supply of essential materials is adequate; however, shortages have occurred from time to time and could occur again. Significant increases in demand, rapid product mix changes or natural disasters, or other events, could affect our ability to procure materials or goods.

SEASONALITY

Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Historically we have experienced lower sales in our first fiscal quarter, primarily due to holiday work schedules.

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary, Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows. For more information, see the risk described as “The semiconductor business is highly competitive and increased competition could reduce our value” under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” above.

SALES TO U.S. GOVERNMENT

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to U.S. Government was approximately 19% of total sales in fiscal year 2003. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

During the past fifteen years, we had one contract terminated for convenience. This termination was for a contract with an estimated $235,000 remaining. We were reimbursed approximately $80,000 for the costs incurred for work in process prior to the termination. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

ENVIRONMENTAL REGULATIONS

To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position.

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

In the conduct of our manufacturing operations we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state or local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. We may be financially responsible for third parties, who are responsible for contamination, if they do not have funds, or make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contested any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby they 1) reimbursed us for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003.

EMPLOYEES

On September 28, 2003, we employed 1,497 persons domestically including 164 in engineering, 1,139 in manufacturing, 77 in marketing and 117 in general management and administration. Additionally, 139 persons are employed in our Shanghai, China operations, 68 persons in our Ennis, Ireland operations, and 8 persons are employed as marketing personnel in Singapore and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppage and believe our employee relations are good.

ITEM 2.    Properties

Our headquarters are located in a rented building complex in Irvine, California. This complex contains general offices and engineering space. We own office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado and Ennis, Ireland and lease office, engineering and production facilities in Los Angeles and Irvine, California; Scottsdale, Arizona and Lawrence, Lowell, and Watertown, Massachusetts and Singapore.

We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

ITEM 3.    Legal Proceedings

We are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby they 1) reimbursed us for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Inapplicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

(a)  Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol MSCC. The following table sets forth the high and low closing prices at which our Common Stock traded as reported on the NASDAQ National Market.

Fiscal Year ended September 28, 2003	HIGH	LOW
1st Quarter	$7.70	$5.22
2nd Quarter	11.45	6.09
3rd Quarter	15.85	10.72
4th Quarter	20.10	15.25

Fiscal Year ended September 29, 2002	HIGH	LOW
1st Quarter	$38.97	$23.63
2nd Quarter	32.42	13.49
3rd Quarter	17.93	6.60
4th Quarter	7.05	5.00

Possible Volatility of Stock Prices

The market prices of securities issued by technology companies, including ours, are and have been volatile in the past. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often been not necessarily related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, events involving war or terrorism, and other events or factors may have a significant impact (positive or negative) on the market price of our Common Stock.

(b)  Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of September 28, 2003)
Common Stock, $0.20 Par Value	359	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c)  Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit line covenants also restrict us from paying cash dividends. (See Note 7 to the Consolidated Financial Statements.)

Recent Sales of Unregistered Securities

Inapplicable.

Item 6.    Selected Consolidated Financial Data

	For the five fiscal years in the period ended September 28, 2003 (Amounts in 000’s, except per share data)
	1999	2000	2001	2002	2003
Selected Income Statement Data:
Net sales	$185,081	$247,577	$243,388	$212,640	$197,371
Gross profit	$40,889	$69,975	$81,456	$65,859	$60,541
Operating expenses	$35,781	$54,496	$56,595	$72,354	$55,775
Income (loss) before cumulative effect of a change in accounting principle	$1,516	$8,229	$17,289	$(4,709)	$3,183
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	—	(14,655)

Net income (loss)	$1,516	$8,229	$17,289	$(4,709)	$(11,472)

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$0.07	$0.34	$0.62	$(0.16)	$0.11
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	—	(0.51)

Net income (loss)	$0.07	$0.34	$0.62	$(0.16)	$(0.40)

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.07	$0.33	$0.59	$(0.16)	$0.11
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	—	(0.50)

Net income (loss)	$0.07	$0.33	$0.59	$(0.16)	$(0.39)

Weighted-average shares outstanding
Basic	22,262	24,018	27,906	28,676	28,953
Diluted	22,488	25,200	29,579	28,676	29,509
Selected Balance Sheet Data:
Working capital	$43,067	$80,157	$82,252	$84,047	$87,168
Total assets	$181,620	$210,798	$240,171	$216,768	$205,643
Long-term debt	$31,381	$9,651	$6,078	$4,356	$449
Stockholders’ equity	$82,461	$149,690	$175,389	$178,446	$169,860

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced throughout this form 10-K, including but not limited to factors under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” and other factors in Part I, Items 1 and 3, and Part II, Item 5. This form 10-K should be read in its entirety.

Microsemi is a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, military/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

We currently serve a broad group of customers, including Guidant Corporation (6%), Seagate Technology (5%), Medtronic Incorporated (4%), The Boeing Co. (3%), Siemens AG (3%), Raytheon Co. (2%), BAE Systems (2%), St. Jude Medical Inc. (2%), and Philips Consumer Electronics (2%). (The percentage amounts in this list are the approximate percentages of our total 2003 revenues that the respective customer’s purchases represent.)

In 2001, we commenced our Capacity Optimization Enhancement Program. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. We believe that this program will result in future cost savings from the elimination of redundant facilities, employee reductions, and associated costs. We are currently in the transition period and other locations are preparing to receive certain products from Santa Ana; therefore, the savings from the consolidations have not been realized in fiscal year 2003.

In March 2001, we closed Microsemi PPC Inc. (“PPC”). In June 2001, we ceased the operations of Microsemi (H.K.) Ltd. (“Hong Kong”).

In February 2002, we started the restructuring/consolidations of Microsemi Watertown Inc., of Watertown, Massachusetts (“Watertown”) and Microsemi CDI, Inc., of Melrose, Massachusetts (“MCDI”). We have completed the closure of our plant in Watertown, Massachusetts and the relocations of our Watertown operations to other Microsemi plants in Lawrence and Lowell, Massachusetts; and Scottsdale, Arizona (“Scottsdale”) and the relocation of the operations of our MCDI subsidiary from Melrose to Lawrence, Massachusetts. The MCDI Melrose facility was closed.

In June 2002, we completed the sale of the assets, including the real property, of Microsemi RF Products, Inc. (“RF”), of Montgomeryville, Pennsylvania to a subsidiary of Advanced Power Technology Inc., of Bend, Oregon.

In September 2002, we sold the assets of the Carlsbad design center to AMI Semiconductor, Inc., of Pocatello, Idaho.

In October 2002, we completed the sale of our Semcon Electronics Private Limited subsidiary, of Mumbai, India (“Semcon”).

In October 2003, we announced the consolidation of the operations of Microsemi Corp.-Santa Ana, of Santa Ana, California (“Santa Ana”), hi-rel products plant into other manufacturing plants. Santa Ana represents approximately 20% of our annual shipments, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on shipments. Costs associated with the consolidation of Santa Ana are expected to range from $10 million to $15 million over the next 12 to 18 months. These actions are, however, expected to result in annual cost savings of $8 million to $12 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We regularly evaluate our estimates and assumptions related to allowances related to revenue recognition, sale returns, doubtful accounts, inventory valuation, long-live assets, accounting for income taxes and accounting for stock-based compensation. Estimates and assumptions are based upon historical experience as well as various other factors that our management considers to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between estimates and actual results, our future financial position, results of operations and cash flow will be affected.

Revenue recognition, sales returns and allowances

We recognize revenue to all customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

We enter into contracts with certain distributors which permit very limited stock rotation returns. We provide an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”, estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management’s expectations.

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal.

For a further discussion of our accounting policies regarding revenue recognition see the section entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Allowance for doubtful accounts

We analyze specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms and patterns when evaluating the adequacy of the allowance for doubtful accounts. Actual bad debt has been within our expectations and the provisions established and are consistent with experience of prior years; however, any unexpected significant adverse financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

For a further discussion of our accounting policies regarding reserves for bad debts see the section entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. The total evaluations require material management judgments, including estimates of future sales, continuing market acceptance of our products, and market and economic conditions. Additionally, inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Historically, the net realizable value of our inventories has generally been within management’s estimates. However, if we are unable to meet our sales expectations, or if market conditions deteriorate from management’s estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

For a further discussion of our accounting policies regarding inventory valuation see the section entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Long-lived assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use.

Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

At September 28, 2003, other intangible assets include $0.8 million of non-patented technology and $0.3 million of acquired customer lists for Integrated Products and $4.9 million of non-patented technology, $0.5 million of covenants not to compete and $0.1 million of contract manufacturer relationships.

We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

An evaluation under FAS 144 includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. As a result of our analysis, we will record a charge when we determine that our amortizable intangible assets or other long-lived assets have been impaired. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Goodwill

All public companies have been required to adopt Statement of Financial Accounting Standard No. 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill and assembled work force that resulted from our previous acquisitions. In fiscal year 2003, as a result of the adoption of FAS 142, we tested our goodwill under the reporting unit concept as of September 30, 2002 and determined that $22.7 million was impaired. As required by SFAS No. 142, a $14.7 million impairment charge was recorded, net of its associated $8.0 million tax benefit, as a cumulative change in accounting principle, effective as of September 30, 2002.

On a going-forward basis and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill; however, up to 100% of the remaining goodwill could be determined to be impaired during the evaluations required by FAS 142. (See Note 4 to the Consolidated Financial Statements.)

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2003 and tested for goodwill impairment in each reporting unit that contains goodwill. Reporting units with goodwill include Scottsdale ($1.4 million) and Santa Ana ($1.9 million). We have determined that no impairment existed because:

•	The assets and liabilities that make up the reporting units at September 28, 2003 have not changed significantly since the most recent fair value determination.

•	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

•	Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

For a discussion of our accounting policies regarding long-lived assets see the section entitled “There may be goodwill impairments that would adversely affect Microsemi” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Accounting for income taxes

As part of the process of preparing the consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we have a nexus. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We have established a valuation allowance for a portion of our deferred tax assets. If we increase any valuation allowance in a period, it will adversely affect the tax provision in the income statement.

Stock-based compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices at or above quoted market value.

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair value based method prescribed by SFAS 123 had been applied. We continue to account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). (See Note 1 to the Consolidated Financial Statements.)

Results Of Operations For Fiscal Year 2002 Compared To Fiscal Year 2003.

Net sales decreased $15.2 million or 7.1% from $212.6 million for fiscal year 2002 to $197.4 million for fiscal year 2003. The decrease included $18.4 million lower sales of space and commercial aircraft products, $10.2 million lower sales to telecom and other commercial customers, partially offset by a $13.3 million increase of sales of medical products. The above decrease included the elimination of sales of RF, which had revenues of $6.0 million in fiscal year 2002 and was sold in the third quarter of last year. The decease in revenues in fiscal year 2003 reflected the general decline of the space, commercial aircraft and telecommunications markets. The increase in revenues from our medical products represented higher demands for our high reliability medical components used in MRI systems, pacemakers and implantable cardio defibrillators.

Gross profit decreased $5.4 million, from $65.9 million (31.0% of sales) for fiscal year 2002 to $60.5 million (30.7% of sales) for fiscal year 2003. Cost of sales in fiscal year 2003 included a write-off of $0.3 million of leasehold improvements at our Melrose, Massachusetts facility, $0.7 million for cancellations of contracts and closures of facilities, $0.5 million for accrued future clean up cost at our Colorado facility and $0.5 million of asset impairments. These factors had a 1.0% negative impact on gross margin. RF had $1.5 million of gross profit in fiscal year 2002 or 0.7% of sales. Gross profit in 2003 also benefited from improved mix of new products shipped and from higher factory utilization.

Selling, general and administrative expenses decreased $0.8 million from $37.8 million for fiscal year 2002 to $37.0 million for fiscal year 2003, primarily due to lower commission expenses as a result of lower sales, the elimination of expenses associated with RF and the consolidations of our Watertown and Melrose, Massachusetts facilities into our Lowell and Lawrence, Massachusetts facilities; partially offset by an increase in insurance and other employee benefits.

Research and development expenses decreased $4.3 million, from $23.7 million for fiscal year 2002 to $19.4 million for fiscal year 2003. The decrease was due to the disposition of our Carlsbad design center.

Amortization of goodwill and other intangible assets decreased $2.5 million because we ceased the amortization of goodwill upon adoption of SFAS No. 142, effective September 30, 2002, which changes the accounting for goodwill from an amortization method to an impairment only approach.

In fiscal year 2003, we recorded gains of $2.8 million on sale of real estate in Watertown, Massachusetts, and $0.3 million on sale of one floor of our facility in Hong Kong. We also recorded additional losses of $0.4 million on the sale of Semcon and $0.1 million on the sale of the Carlsbad design center. In fiscal year 2002, we recorded losses of $0.8 million on the sale of Semcon and $0.6 million on the sale of the Carlsbad design center.

We had $0.5 million of net interest expense in fiscal year 2002. Interest expense in fiscal year 2003 on lower balances of debt was offset by interest earned on our short term investments.

The effective income tax rates were 33.0% for both fiscal years 2002 and 2003.

We adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective September 30, 2002. We recorded a transition impairment charge of $14.7 million, net of income tax effect of $8.0 million, which was reflected as a cumulative effect of a change in accounting principle, effective as of the beginning of fiscal year 2003. The impaired goodwill was related to the acquisitions of businesses in prior years. (See Note 4 to the Consolidated Financial Statements.)

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

Gross profit decreased $15.6 million, or 19.1%, from $81.5 million for the fiscal year 2001 to $65.9 million for the fiscal year 2002. Gross profit decreased primarily as a result of two factors: 1) costs of sales in fiscal year 2002 included certain costs incurred associated with our Capacity Optimization Enhancement Programs that did not qualify as “restructuring costs” under Generally Accepted Accounting Principles (“GAAP”), which costs included a write off of $4.9 million of inventories and $3.7 million of excess manufacturing cost at our Watertown operation, which was being closed, and $0.5 million of expenses to move MCDI from Melrose, Massachusetts to Lawrence, Massachusetts; and 2) the remainder of the decrease in gross profit was due to the decline in sales. As a percentage of sales, gross profit was 31.0% for the fiscal year 2002, compared to 33.5% for the fiscal year 2001. This decrease in gross profit percentage was primarily due to lower sales, partially offset by certain cost control measures, higher margins on new products, the closures of Hong Kong and PPC and the sale of RF. In the fiscal year 2001, PPC, Hong Kong, RF, MNES and MCDI had gross profits of $1.0 million, $0.2 million, $2.3 million, $1.1 million and $1.6 million, respectively. In the fiscal year 2002, RF, MNES and MCDI had gross profits of $1.5 million, $3.9 million and $3.9 million, respectively.

Selling, general and administrative expenses increased $0.1 million, or 0.3%, from $37.6 million for the fiscal year 2001 to $37.7 million for the fiscal year 2002. This increase was primarily due to the additions of $2.6 million in expenses for MNES and MCDI, partially offset by the eliminations or reduction of $1.0 million in expenses for PPC, Hong Kong and RF and lower commission expenses, which resulted from lower sales. Selling, general and administrative expenses for the fiscal year 2002 included $0.5 million in severance costs associated with our Capacity Optimization Enhancement Programs that did not qualify as “restructuring costs” under GAAP.

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

Restructuring charges in 2002 of $6.2 million included $4.3 million of severance payments for terminated employees and $1.9 million for facility related expenses, which included write-offs of $0.6 million of construction in progress, $0.9 million in clean up costs and $0.4 million for penalties related to cancellations of certain contracts with suppliers. (See Note 10 to the Consolidated Financial Statements.)

We recorded $2.4 million of asset impairments in 2002 because management believed that estimated future revenues from the impaired assets would be lower than previously anticipated as a result of management’s decision to discontinue a product line.

In fiscal year 2002, gain on sales of assets included a gain of $3.4 million from the sale of RF, partially offset by $0.3 million, $0.6 million, $0.8 million and $0.3 million of losses from the sales of a building in Florida, the Carlsbad design center, Semcon and certain other assets, respectively. (See Note 12 to the Consolidated Financial Statements.)

We had $0.5 million interest expense in fiscal year 2002 compared to $0.7 million of interest income in fiscal year 2001 due to lower cash balances and additional interest expense, incurred for the notes payable related to the acquisitions of NES and CDI.

The effective income tax rates were 33.0% for both fiscal years 2001 and 2002.

Capital Resources And Liquidity

In fiscal year 2003, we financed our operations with cash from operations.

Net cash provided by operating activities was $21.8 million, $15.6 million, and $14.8 million for the fiscal years 2001, 2002 and 2003, respectively. The $6.2 million, or 28.4%, decrease in net cash provided by operating activities in fiscal year 2002, compared to fiscal year 2001, was primarily a result of the $22.0 million decrease in income, offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, allowance for doubtful accounts, impairment of assets, tax benefits, stock options and changes in accounts receivable, inventories, accounts payable, accrued liabilities and income tax payable. The $0.8 million, or 5.3%, decrease in net cash provided by operating activities in fiscal year 2003, compared to fiscal year 2002, was primarily a result of the $6.8 million increase in loss that was partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, provisions for doubtful accounts, gain on retirement and dispositions of assets, impairment of assets, tax benefits, stock options and changes in deferred income taxes, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and income tax payable. In 2002, we recorded $1.7 million in asset impairments related to the consolidation of Watertown. In 2003, we recorded $22.7 million of goodwill impairment upon adoption of FAS 142. The increase in net deferred tax assets in fiscal year 2003 was due to impairment of goodwill.

Net cash used in investing activities was $29.2 million, $7.4 million, and $5.7 million for the fiscal years 2001, 2002 and 2003, respectively. We spent $15.9 million, $19.8 million, and $11.2 million for capital equipment in fiscal years 2001, 2002 and 2003, respectively. The unusually high capital expenditures in fiscal year 2002 were primarily for the construction of equipment for the production of new products. In fiscal year 2002, we received approximately $12.5 million for the sales of RF and a building in Florida, net of expenses. In fiscal year 2003, we received approximately $1.5 million from sale of the Carlsbad design center, $0.9 million from sale of stock of Semcon (net of the $0.6 million of cash in bank at date of disposition), $1.2 million from sale of real estate in Watertown, Massachusetts and $0.5 million from sale of one floor of a building in Hong Kong. We paid $14.7 million for the acquisitions of the assets of NES and CDI in fiscal year 2001.

Net cash provided by (used in) financing activities was $1.8 million, ($9.9) million, and ($2.7) million for fiscal years 2001, 2002 and 2003, respectively. In fiscal year 2001, we paid $2.2 million of notes payable to banks and received $4.1 million from exercises of employee stock options. In fiscal year 2002, we paid $9.7 million of notes payable related to the acquisitions of NES and CDI and $2.6 million of long term debt and received $2.5 million from exercises of employee stock options. In March 2002, we issued 333,333 shares of our common stock as payment in full for the $2.5 million convertible note related to the acquisition of certain assets of Infinesse Corp. In fiscal year 2003, we paid $4.0 million of long-term debt and received $1.3 million from exercises of employee stock options.

We had $23.1 million and $29.4 million in cash and cash equivalents at September 29, 2002 and September 28, 2003, respectively.

Accounts receivable decreased from $32.4 million at September 29, 2002 to $28.9 million at September 28, 2003. This decrease was due to improved collection efforts as well as lower sales volume.

Inventory increased from $52.0 million at September 29, 2002 to $53.7 million at September 28, 2003. The higher inventory reflects inventory build-up to cover the period when certain products are transitioning to either offshore contract assembly locations or to other domestic Microsemi locations as part of our Capacity Optimization Enhancement Program.

At September 28, 2003, Microsemi had $4.6 million in the long-term portion of long-term debt and other long-term liabilities, down $3.8 million, or 45.2%, from $8.4 million at September 29, 2002. The decrease was primarily due to the payoff of the Santa Ana Industrial Development Revenue Bonds.

Current ratios were 3.8 to 1 at both September 29, 2002 and September 28, 2003.

We have a $30.0 million credit line with a bank, which expires in March 2004 and includes a facility to issue letters of credit. As of September 28, 2003, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility. We are working with our bank and expect an extension to the agreement prior to the expiration of the current credit line.

As of September 28, 2003, we are in compliance with the covenants required by our bank, creditors and lessors.

The estimated cost to consolidate the Santa Ana plan will be between $10.0 million to $15.0 million. This project should be completed in fiscal year 2005. We anticipate that the source for paying such costs will be our cash and cash equivalents. As of the end of fiscal year 2003, we had no additional material commitments for capital expenditures.

Further plant consolidations are anticipated in the future. Any proceeds from sales of assets should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

The following table summarizes our undiscounted contractual payment obligations and commitments as of September 28, 2003 (See Notes 7 and 9 to the Consolidated Financial Statements):

Payment Obligations by Year (in 000’s)

	Capital leases	Long-term debt and other liabilities	Operating leases	Total
2004	$309	$342	$4,009	$4,660
2005	309	336	3,579	4,224
2006	301	183	1,535	2,019
2007	293	185	1,071	1,549
2008	293	155	1,069	1,517
Thereafter	5,920	266	2,917	9,103

	$7,425	$1,467	$14,180	$23,072

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 142

Effective September 30, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to test for impairment. SFAS No. 142 requires that goodwill be tested at least annually for impairment, using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months after adoption and if an impairment exists, it must be recorded (the second step) by the end of the fiscal year. (See Note 4 to the Consolidated Financial Statements.)

Statement of Financial Accounting Standard No. 143

In July 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement was adopted in the first quarter of fiscal year 2003. The adoption of this Statement did not have a material effect on our financial position, results of operations and cash flows.

Statement of Financial Accounting Standard No. 144

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

Statement of Financial Accounting Standard No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such liability be recognized on the date on which we had committed to an exit plan. We were required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant effect on our financial position, results of operations and cash flows.

Statement of Financial Accounting Standard No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to require disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have commenced quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning with the quarter ended March 30, 2003. The pro forma effect to net income (loss) is presented in Note 9 as if the fair value method had been applied. As we decided not to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have an effect on our consolidated financial statements.

Financial Accounting Standard Board Interpretation No. 46

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this interpretation were effective beginning in our third quarter of fiscal 2003. We currently do not have any financial interest in variable interest entities; therefore, the adoption of this Interpretation did not have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standard No. 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we do not have derivative instruments nor any hedging activity, the adoption of this statement did not have any effect on our financial position, results of operations, and cash flows.

Statement of Financial Accounting Standard No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our fourth quarter of fiscal year 2003. The adoption of this Statement did not any effect on our financial position, results of operations and cash flows.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, and stock market. We are exposed to various market risks, related to changes in foreign currency exchange rates and changes in interest rates.

We conduct business in a number of foreign currencies, principally those of Europe and Asia, directly or in our foreign operations. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. Also these currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. There can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. The largest foreign currency exposure of ours results from activity in British pounds and the European Union Euro. We have not conducted a foreign currency hedging program thus far. We have and may continue to consider the adoption of a foreign currency hedging program.

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading, speculative purposes or to manage our interest rate risk. Our other financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

We currently have a $30,000,000 revolving line of credit, which expires in March 2004. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. At September 28, 2003, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit.

Item 8.    Financial Statements and Supplementary Data

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page

1.	Consolidated Financial Statements

	Report of Independent Auditors	35

	Consolidated Balance Sheets at September 29, 2002 and September 28, 2003	36

	Consolidated Income Statements for each of the three fiscal years in the period ended September 28, 2003	37

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 28, 2003	38

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 28, 2003	39

	Notes to Consolidated Financial Statements	40

2.	Financial Statement Schedule

	Schedule for the fiscal years ended September 30, 2001, September 29, 2002, and September 28, 2003.

	II—Valuation and Qualifying Accounts	60

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Stockholders

of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 28, 2003 and September 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased amortization of its goodwill as of September 30, 2002.

PricewaterhouseCoopers LLP

Orange County, California

November 20, 2003

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in 000’s, except per share data)

	September 29, 2002	September 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,060	$29,353
Accounts receivable, less allowance for doubtful accounts of $1,740 at 2002 and $1,445 at 2003	32,435	28,866
Inventories	52,040	53,679
Deferred income taxes	3,736	5,239
Other current assets	2,698	1,234

Total current assets	113,969	118,371
Property and equipment, net	65,608	62,973
Deferred income taxes	1,641	10,162
Goodwill	25,963	3,258
Other intangible assets, net	7,861	6,622
Other assets	1,726	4,257

Total Assets	$216,768	$205,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks and others	$144	$121
Current maturities of long-term debt	167	89
Accounts payable	12,559	11,918
Accrued liabilities	17,052	14,910
Income taxes payable	—	4,165

Total current liabilities	29,922	31,203

Long-term debt	4,356	449

Other long-term liabilities	4,044	4,131

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock (Note 1)	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 28,895 and 29,102 at 2002 and 2003, respectively	5,779	5,821
Capital in excess of par value of common stock	118,451	120,134
Retained earnings	55,387	43,915
Accumulated other comprehensive loss	(1,171)	(10)

Total stockholders’ equity	178,446	169,860

Total Liabilities And Stockholders’ Equity	$216,768	$205,643

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended September 28, 2003

(amounts in 000’s, except earnings per share)

	2001	2002	2003
Net sales	$243,388	$212,640	$197,371
Cost of sales	161,932	146,781	136,830

Gross profit	81,456	65,859	60,541

Operating expenses:
Selling and general and administrative	37,643	37,750	37,006
Amortization of goodwill and other intangible assets	2,830	3,811	1,320
Research and development costs	16,122	23,651	19,368
Restructuring charges	—	6,228	686
Asset impairments	—	2,381	—
Gain on sales of assets, net	—	(1,467)	(2,605)

Total operating expenses	56,595	72,354	55,775

Operating income (loss)	24,861	(6,495)	4,766

Other income (expenses):
Interest, net	653	(483)	(5)
Other, net	290	(50)	(10)

Total other income (expenses)	943	(533)	(15)

Income (loss) before income taxes	25,804	(7,028)	4,751
Provision (benefit) for income taxes	8,515	(2,319)	1,568

Income (loss) before cumulative effect of a change in accounting principle	17,289	(4,709)	3,183
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(14,655)

Net income (loss)	$17,289	$(4,709)	$(11,472)

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$0.62	$(0.16)	$0.11
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.51)

Net income (loss)	$0.62	$(0.16)	$(0.40)

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.59	$(0.16)	$0.11
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.50)

Net Income (loss)	$0.59	$(0.16)	$(0.39)

Weighted-average common shares outstanding:
Basic	27,906	28,676	28,953

Diluted	29,579	28,676	29,509

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended September 28, 2003

(amounts in 000’s)

	Common Stock		Capital in excess of Par value of common stock	Retained Earnings	Accumulated other comprehensive Loss	Total
	Shares	Amount
Balance at October 1, 2000	27,588	$5,518	$102,402	$42,807	$(1,037)	$149,690
Proceeds from exercise of stock options	660	132	3,918	—	—	4,050
Non employee stock-based compensation	—	—	459	—	—	459
Tax benefit—stock options	—	—	3,950	—	—	3,950
Comprehensive income (loss)	—	—	—	17,289	(49)	17,240

Balance at September 30, 2001	28,248	5,650	110,729	60,096	(1,086)	175,389

Proceeds from exercise of stock options	314	62	2,445	—	—	2,507
Conversion of note payable	333	67	2,433	—	—	2,500
Tax benefit—stock options	—	—	2,844	—	—	2,844
Comprehensive loss	—	—	—	(4,709)	(85)	(4,794)

Balance at September 29, 2002	28,895	5,779	118,451	55,387	(1,171)	178,446

Proceeds from exercise of stock options	207	42	1,221	—	—	1,263
Tax benefit—stock options	—	—	462	—	—	462
Comprehensive income (loss)	—	—	—	(11,472)	1,161	(10,311)

Balance at September 28, 2003	29,102	$5,821	$120,134	$43,915	$(10)	$169,860

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended September 28, 2003

(amounts in 000’s)

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$17,289	$(4,709)	$(11,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,743	13,982	10,395
Provision for doubtful accounts	(2,193)	391	360
Gain on disposition and retirement of assets	(680)	(1,484)	(1,171)
Impairments of assets	—	1,697	—
Goodwill impairment charges	—	—	22,705
Reserve for note receivable	—	250	—
Deferred income taxes	(2,858)	8,571	(10,024)
Stock based compensation for services provided	459	—	—
Tax benefits—stock options	3,950	2,844	462
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(1,044)	3,973	1,709
Inventories	(736)	3,294	(1,827)
Other current assets	103	(2,126)	1,125
Other assets	821	—	—
Accounts payable	(1,319)	1,174	(634)
Accrued liabilities	(2,912)	(4,493)	(1,088)
Income taxes payable	(1,687)	(6,862)	4,165
Other long-tem liabilities	(152)	(916)	50

Net cash provided by operating activities	21,784	15,586	14,755

Cash flows from investing activities:
Purchases of property and equipment	(15,928)	(19,845)	(11,243)
Proceeds from sales of assets	1,042	12,485	4,141
Other assets	357	(37)	1,370
Payments for acquisitions	(14,676)	—	—

Net cash used in investing activities	(29,205)	(7,397)	(5,732)

Cash flows from financing activities:
Payments of notes payable to others	—	(9,731)	—
Payments of long-term debt	(2,232)	(2,628)	(3,986)
Exercise of employment stock options	4,050	2,507	1,263

Net cash provided (used in) by financing activities	1,818	(9,852)	(2,723)

Effect of exchange rate changes on cash	(49)	(85)	(7)

Net increase (decrease) in cash and cash equivalents	(5,652)	(1,748)	6,293
Cash and cash equivalents at beginning of year	30,460	24,808	23,060

Cash and cash equivalents at end of year	$24,808	$23,060	$29,353

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

We design, manufacture and market high performance analog and mixed-signal integrated circuits and high reliability discrete semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, military/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 30, 2001, September 29, 2002, and September 28, 2003 consisted of fifty-two weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsemi and our wholly/majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity. The carrying value of our long-term debt at September 29, 2002 and September 28, 2003 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government.

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to U.S. Government was approximately 19% of total sales in fiscal year 2003. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the past fifteen years, we had one contract terminated for convenience. This termination was for a contract with an estimated $235,000 remaining. We were reimbursed approximately $80,000 for the costs incurred for work in process prior to the termination. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

In addition, sales to foreign customers represented approximately 32%, 28%, and 35% of net sales for fiscal years 2001, 2002, and 2003 respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

Investments

Our investments in certain unconsolidated affiliates are stated at the lower of cost or estimated net realizable value.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. The total evaluations require material management judgments, including estimates of future sales, continuing market acceptance of our products, and market and economic conditions. Additionally, inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Historically, the net realizable value of our inventories has generally been within management’s estimates. However, if we are unable to meet our sales expectations, or if market conditions deteriorate from management’s estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. It is our policy to evaluate the carrying value of our operating assets when certain events arise and to recognize impairments when the projected future undiscounted net operating cash flows over the lives of the assets are less than the assets’ carrying values.

Revenue Recognition, Sales Returns And Allowances

We recognize revenue to all customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into contracts with certain distributors which permit very limited stock rotation returns. We provide an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”, estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management’s expectations.

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal.

Allowance for Doubtful Accounts

We analyze specific customer accounts receivable, customer credit-worthiness, historical bad debt expenses, current economic trends and changes in customer payment terms and patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of any of our customers were to deteriorate to the point of impairing the customer’s ability to make payments on its account, additional allowances would be required. Credit losses have been generally within management’s expectations.

Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use.

Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

At September 28, 2003, other intangible assets subject to this evaluation included $0.8 million of non-patented technology and $0.3 million of acquired customer lists for Integrated Products and $4.9 million of non-patented technology, $0.5 million of covenants not to compete and $0.1 million of contract manufacturer relationships for Lawrence. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

Goodwill

All public companies have been required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives are no longer being amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets with indefinite lives, we will record an impairment loss against earnings, which equals to the excess of the carrying value of goodwill over its then fair value and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill and assembled work force that resulted from our previous acquisitions. For the purposes of the evaluation as required by FAS 142, the reporting units with goodwill were identified as Scottsdale ($1.4 million), Santa Ana ($1.9 million), Integrated Products ($9.6 million), Lawrence ($12.2 million) and Lowell ($0.9 million). We completed the first step of the transition testing by March 30, 2003 and completed the second step in the quarter ended June 29, 2003. In accordance with SFAS No. 142, the impairment charge was calculated as the excess, if any, of the carrying amount of goodwill over the implied fair value of the goodwill for each reporting unit based on a combination of the market approach (weighted 25%) and the income approach (weighted 75%). The valuation resulted in a $22.7 million of goodwill impairment at Integrated Products, Lawrence and Lowell. As required by SFAS No. 142, a $14.7 million transition impairment charge was recorded, net of its associated $8.0 million tax benefit, as a cumulative effect of a change in accounting principle, effective as of September 30, 2002.

On a going-forward basis and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill. (See Note 4 to the Consolidated Financial Statements.)

Accounting For Income Taxes

As part of the process of preparing the consolidated financial statements, we estimated its income taxes for each of the jurisdictions in which we have a nexus. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from tax loss carry backs and future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.

Research and Development

We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, supplies, and the cost of prototypes.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. We continue to account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in 000’s):

	Fiscal Years
	2001	2002	2003
Net income (loss), as reported	$17,289	$(4,709)	$(11,472)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,894)	(6,927)	(5,616)

Pro forma net income (loss)	$12,395	$(11,636)	$(17,088)

Earnings (loss) per share:
Basic—as reported	$0.62	$(0.16)	$(0.40)

Basic—pro forma	$0.44	$(0.41)	$(0.59)

Diluted—as reported	$0.59	$(0.16)	$(0.39)

Diluted—pro forma	$0.42	$(0.41)	$(0.58)

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2002	2003
Risk free interest rate	5.18%	1.75%	2.72%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	78.0%	79.0%	76.0%

The weighted-average grant date fair values of options granted during fiscal years 2001, 2002, and 2003 were $11.12, $14.54, and $8.10, respectively.

Preferred Stock

Our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. We have not issued any preferred stock.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods and based upon the assumption that the convertible subordinated debentures had been converted into common stock as of the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related interest expense, net of applicable taxes. Earnings per share for the fiscal year September 30, 2001 reflect the 2-for-1 stock split completed in August 2001. Earnings per share for the fiscal years 2001, 2002, and 2003 were calculated as follows (amounts in 000’s, except per share data):

	Fiscal Years
	2001	2002	2003
BASIC
Net income (loss)	$17,289	$(4,709)	$(11,472)

Weighted-average common shares outstanding	27,906	28,676	28,953

Basic earnings (loss) per share	$0.62	$(0.16)	$(0.40)

DILUTED
Net income (loss)	$17,289	$(4,709)	$(11,472)
Interest savings from assumed conversions of convertible debt, net of income taxes	117	—	—

Net income (loss) assuming conversions	$17,406	$(4,709)	$(11,472)

Weighted-average common shares outstanding for basic	27,906	28,676	28,953
Dilutive effect of stock options	1,340	—	556
Dilutive effect of convertible debt	333	—	—

Weighted-average common shares outstanding on a diluted basis	29,579	28,676	29,509

Diluted earnings (loss) per share	$0.59	$(0.16)	$(0.39)

Approximately 113,500, 4,620,000, and 2,882,000 options, in 2001, 2002, and 2003, respectively, were not included in the computation of diluted EPS because the inclusion would have been antidilutive.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change in the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative translation adjustment. Total comprehensive income (loss) for fiscal years 2001, 2002, and 2003 were calculated as follows (amounts in 000’s):

	Fiscal Years
	2001	2002	2003
Net Income (loss)	$17,289	$(4,709)	$(11,472)
Translation adjustment	$(49)	$(85)	$1,161

Comprehensive Income (loss)	$17,240	$(4,794)	$(10,311)

Segment Information

We use the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 142

Statement of Financial Accounting Standards No. 142 (“SFAS 142”) changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives are no longer being amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives.

The goodwill amortization charge to earnings was approximately $2.0 million, net of $0.7 million of income tax benefit during fiscal year 2001 and $1.8 million, net of $0.5 million of income tax benefit during fiscal year 2002, respectively. The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the fiscal years 2001 and 2002 as if the new accounting standards had been applied beginning October 2, 2000 (amounts in 000’s, except per share data):

	September 30, 2001	September 29, 2002
Net income (loss), as reported	$17,289	$(4,709)
Add back: goodwill amortization, net of tax effect	2,003	1,803

Pro-forma net income (loss)	$19,292	$(2,906)

Basic earnings (loss) per share, as reported	$0.62	$(0.16)
Add back: goodwill amortization, net of tax effect	0.07	0.06

Pro-forma basic earnings (loss) per share	$0.69	$(0.10)

Diluted earnings (loss) per share, as reported	$0.59	$(0.16)
Add back: goodwill amortization, net of tax effect	0.07	0.06

Pro-forma diluted earnings (loss) per share	$0.66	$(0.10)

Statement of Financial Accounting Standards No. 143

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

Statement of Financial Accounting Standards No. 144

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

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 required that such

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability be recognized on the date on which we had committed to an exit plan. We are required to adopt the provisions of SFAS 146, effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant effect on our financial position, results of operations and cash flows.

Financial Accounting Standard Board Interpretation No. 46

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this interpretation were effective beginning in our third quarter of fiscal 2003. We currently do not have any financial interest in variable interest entities; therefore, the adoption of this Interpretation did not have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we do not have any derivative instruments nor any hedging activity, the adoption of this Statement did not have any effect on our financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our fourth quarter of fiscal year 2003. The adoption of this Statement did not have any effect on our financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.    Inventories

Inventories are summarized as follows (amounts in 000’s):

	September 29, 2002	September 28, 2003
Raw materials	$9,561	$13,696
Work in process	24,864	25,505
Finished goods	17,615	14,478

	$52,040	$53,679

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consisted of the following components (amounts in 000’s):

	Asset Life	September 29, 2002	September 28, 2003
Buildings	20-40 years	$31,723	$34,000
Property and equipment	3-10 years	61,468	56,529
Furniture and fixtures	5-10 years	1,807	2,319
Leasehold improvements	Life of lease	4,456	4,144

		99,454	96,992
Accumulated depreciation		(58,110)	(54,932)
Land		4,329	4,207
Construction in progress		19,935	16,706

		$65,608	$62,973

Depreciation expense was $9,898,000, $10,171,000, and $9,074,000 in fiscal years 2001, 2002, and 2003 respectively.

At September 29, 2002, land and buildings located at the Santa Ana, California facility were pledged to the City of Santa Ana under the provisions of the bond agreement with the Santa Ana Industrial Development Authority. The bond was paid in full in March 2003.

4.    Goodwill and Other Intangible Assets, Net, and Other Assets:

	As of September 28, 2003 (amounts in 000’s)
	Gross Carrying Value	Accumulated Amortization	Life (in years)
Amortizable intangible assets
Customer list	$600	$(352)	10
Covenant not to compete	1,418	(897)	3 to 5
Technology	7,962	(2,213)	10
Manufacturer contact	130	(26)	10

	$10,110	$(3,488)

Non-amortizing intangible assets
Goodwill	$3,258

Accumulated amortization for goodwill and other intangible assets amounted to $10,191,000 and $3,488,000 as of September 29, 2002 and September 28, 2003, respectively. Amortization expense for fiscal years 2001, 2002, and 2003 was $2,770,000, $3,753,000, and $1,237,000, respectively. Estimated amortization in the five succeeding years is as follows (amounts in 000’s):

Fiscal years
2004	$1,219
2005	926
2006	861
2007	828
2008	801

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2003, as a result of the adoption of FAS 142, we tested our goodwill under the reporting unit concept as of September 30, 2002 and determined that $22.7 million (pre-tax) was impaired. The changes in the carrying amounts of goodwill for the fiscal year ended September 28, 2003 are as follows (amounts in 000’s):

	Santa Ana	Scottsdale	Integrated Products	Lawrence	Lowell	Total
Balance as of September 29, 2002	$1,862	$1,396	$9,597	$12,216	$892	$25,963
Impairment losses			(9,597)	(12,216)	(892)	(22,705)

Balance as of September 28, 2003	$1,862	$1,396	$—	$—	$—	$3,258

Other assets consisted of the following components (amounts in 000’s):

	September 29, 2002	September 28, 2003
Deferred financing expenses, net	$84	$—
Notes receivable	1,300	3,907
Property held for sale	153	153
Other	189	197

	$1,726	$4,257

Accumulated amortization for deferred financing expenses amounted to $1,135,000 and $1,219,000 as of September 29, 2002, and September 28, 2003, respectively. Amortization expense for fiscal years 2001, 2002, and 2003 was $75,000, $58,000, and $84,000, respectively.

5.    Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in 000’s):

	September 29, 2002	September 28, 2003
Payroll and payroll taxes	$4,051	$1,540
Vacation, sick and other employee benefits	4,694	5,106
Profit sharing	—	1,180
Other expenses	8,307	7,084

	$17,052	$14,910

6.    Income Taxes

Pretax income before cumulative effect of a change in accounting principle was taxed under the following jurisdictions (amounts in 000’s):

	For each of the three fiscal years in the period ended September 28, 2003
	2001	2002	2003
Domestic	$23,951	$(7,433)	$4,611
Foreign	1,853	405	140

Total	25,804	(7,028)	4,751

Domestic change in accounting principle	—	—	(22,705)

Total	$25,804	$(7,028)	$(17,954)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes before and after cumulative effect of a change in accounting principle consisted of the following components (amounts in 000’s):

	For each of the three fiscal years in the period ended September 28, 2003
	2001	2002	2003
Current:
Federal	$8,075	$(11,863)	$2,262
State	1,255	558	1,096
Foreign	277	415	184
Deferred	(1,092)	8,571	(1,974)

	8,515	(2,319)	1,568

Change in accounting principle
Deferred	—	—	(8,050)

Total	$8,515	$(2,319)	$(6,482)

The tax affected deferred tax assets (liabilities) comprise of the following components (amounts in 000’s):

	September 29, 2002	September 28, 2003
Accounts receivable	$1,772	$1,913
Inventories	120	1,465
Accrued employee benefit expenses	1,269	1,108
Net operating losses	365	533
Tax credits	2,081	4,012
Accrued other expenses	574	125
Amortization of intangible assets	1,439	10,193
Other assets	474	80

Gross deferred tax assets	8,094	19,429

Fixed Assets	(2,717)	(3,914)

Gross deferred tax liabilities	(2,717)	(3,914)

Less valuation allowance	—	(114)

	$5,377	$15,401

We have various state net operating losses (NOL) of approximately $7,600,000 that begin expiring in 2006, state research and experiment credits of approximately $3,257,000 that have an indefinite carry forward, and other state tax credits of approximately $755,000 that begin expiring in 2004. We believe it is more likely than not that the NOLs will be realized. A valuation allowance has been set up against a portion of the state credit carryforwards in the amount of $114,000.

If certain substantial changes in our ownership should occur, there would be an annual limitation on the amount of the NOL and other tax attribute carry forwards that can be utilized.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense before and after cumulative effect of a change in accounting principle (amounts in 000’s):

	For each of the three fiscal years in the period ended September 28, 2003
	2001	2002	2003
Tax computed at statutory rate	$9,029	(2,460)	$1,663
State taxes, net of federal impact	1,051	(703)	(95)
Foreign income taxed at different rates	(645)	274	1,391
Non-deductible goodwill amortization	519	344	69
Foreign Sales Corporation benefit	(237)	—	—
Tax credits	(966)	(177)	(1,461)
Adjustments to prior years’ tax accruals	(211)	291	—
Other differences, net	(25)	112	1

	8,515	(2,319)	1,568

Cumulative effect of a change in accounting principle	—	—	(8,050)

Total	$8,515	$(2,319)	$(6,482)

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal year 2003, these undistributed earnings aggregated approximately $12,873,000.

7.    Debt and Other Long Term Liabilities

Long-term debt consisted of (amounts in 000’s):

	September 29, 2002	September 28, 2003
Industrial Development Bond, bearing interest at 6.75%, due March 2003; collateralized by first deed of trust	$3,900	$—
Notes payable (PPC acquisition), bearing interest at 7%, payable monthly through September 2009	623	538

	4,523	538
Less current portion	(167)	(89)

	$4,356	$449

A $6,500,000 Industrial Development Revenue Bond was originally issued in April 1985, through the Industrial Development Authority of the City of Santa Ana, California for the construction of improvements and facilities at our Santa Ana plant. In March 2003, this bond was paid in full.

Other long term liabilities at September 28, 2003 included supplemental retirement benefit for certain long term employees of $636,000 and a note payable of $293,000 for a covenant not to compete related to the acquisition of NES.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments for these obligations, including the current portion, during the next five fiscal years are as follows, (amounts in 000’s):

	PPC note	Supplemental retirement	Covenants not to compete	Total
2004	$89	$107	$146	$342
2005	82	107	147	336
2006	88	95	—	183
2007	94	91	—	185
2008	108	47	—	155
Thereafter	77	189	—	266

Total	$538	$636	$293	$1,467

We occupy a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease over the next three years. Future annual payments, included in other long-term liabilities at September 28, 2003, due under these capital lease obligations are as follows (amounts in 000’s):

Fiscal year ending
2004	$309
2005	309
2006	301
2007	293
2008	293
Thereafter	5,920

Total minimum lease payments	7,425
Less imputed interest	(4,223)

Present value of capitalized lease obligation	$3,202

The building and equipment under the capital lease obligations are reflected in property and equipment, net.

We currently have a $30,000,000 revolving line of credit, which expires in March 2004. The line of credit is collateralized by substantially all of the assets of Microsemi. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or repurchase of our common stock. We were in compliance with these covenants at September 28, 2003. At September 28, 2003, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. We are working with our bank and expect an extension of this line of credit prior to its expiration.

8.    Stock Options and Employee Benefit Plans

Stock Options

In December 1986, the Board of Directors adopted another incentive stock option plan (the “1987 Plan”), as amended, which reserved an additional 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 28, 2003, we had granted only options under the 1987 Plan. The options must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date.

At their annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) increases on the first day of each fiscal year, the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees.

In November 2002, the Board of Directors approved a Stock Option Exchange Offer whereby eligible employees holding options with an exercise price equal to or greater than $14.00 per share could exchange those options for an equal number of new options, subject to the terms and conditions of the offer, at an exercise price equal to the fair market value of our stock on the date the replacement options are granted. Consequently, on June 9, 2003, 1,752,000 options were exchanged for new options at $13.15 per share. None of the directors or executive officers were eligible for the exchange.

Activity and price information regarding the plans are as follows:

	Stock Options
	Shares	Weighted-average Exercise Price
Outstanding October 1, 2000	3,059,900	$7.95
Granted	1,441,200	17.64
Exercised	(658,192)	6.20
Expired or Canceled	(240,220)	8.58

Outstanding September 30, 2001	3,602,688	11.72
Granted	1,623,500	22.95
Exercised	(312,553)	8.02
Expired or Canceled	(293,768)	18.06

Outstanding September 29, 2002	4,619,867	15.52
Granted	2,825,500	12.80
Exercised	(207,445)	6.08
Expired or Canceled	(2,300,400)	20.97

Outstanding September 28, 2003	4,937,522	$11.81

Stock options exercisable were 651,613, 1,365,757, and 1,921,095 at September 30 2001, September 29, 2002 and September 28, 2003, respectively, at weighted-average exercise prices of $9.13, $9.26, and $11.32, respectively. Remaining shares available for grant at September 30, 2001, September 29, 2002, and September 28, 2003, under the plans were 1,181,000, 1,364,000, and 1,995,000, respectively. All options were granted at the closing price of our common stock on the date of grant.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 28, 2003:

	Options Outstanding			Options Exercisable
		Weighted-average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Weighted Average Exercise Price
$ 1.94—$ 3.38	361,242	$3.15	5.27 years	221,680	$3.11
$ 3.53—$ 6.09	469,350	$4.99	5.30 years	267,250	$5.35
$ 6.19—$ 12.93	815,600	$7.88	7.02 years	356,500	$8.34
$ 13.00—$ 13.15	1,801,800	$13.15	9.68 years	414,425	$13.15
$ 13.72—$ 35.85	1,489,530	$16.60	8.00 years	661,240	$16.96

	4,937,522			1,921,095

Employee Benefit Plans

Our Profit Sharing Plan, adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides for current bonuses based upon our earnings. The Board of Directors determines annual contributions to the plan. Total charges to income were $4,234,000, $0, and $1,180,000 in fiscal years 2001, 2002, and 2003, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 25% of their eligible wages. We are committed to match 100% of employee contributions, not to exceed 3% of the employee’s wages. We contributed $1,387,000, $1,590,000, and $1,263,000 to this plan during fiscal years 2001, 2002, and 2003, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain long-term employees with retirement benefits based upon a certain percentage of the employees’ salaries. Included in other long-term liabilities at September 29, 2002 and September 28, 2003 were $539,000 and $636,000, respectively, related to our estimated liability under the plan.

9.    Commitments and Contingencies

We occupy premises and lease equipments under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments during the next five fiscal years under these leases are as follows (amounts in 000’s):

2004	$4,009
2005	3,579
2006	1,535
2007	1,071
2008	1,069
Thereafter	2,917

$14,180

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease expense charged to income was $2,161,000, $3,406,000, and $4,926,000 in fiscal years 2001, 2002 and 2003, respectively. The aforementioned amounts are net of sublease income amounting to $515,000, $143,000, and $3,000 in fiscal years 2001, 2002, and 2003, respectively.

We are involved in various pending litigation arising out of the normal conduct of our business, including those relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contested any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they 1) reimbursed us for $530,000 of past costs, 2) will assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan has been submitted to the State of Colorado. Sampling and free phase management plans are in preparation for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project up to the year 2020, cost would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003.

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003 to April 1, 2004.

The agreement requires us to set up a claim payment fund of $40,000 and to obtain a letter of credit of $400,000 for this fund. As of September 28, 2003 we have funded $47,000 to the claim fund and paid out $8,000. As of September 28, 2003, claims of $27,000 have been submitted and $8,000 has been paid. Accrued workers’ compensation was $450,000 at September 28, 2003. Our maximum exposure under this plan is $1.4 million.

Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

10.    Restructuring Charges and Asset Impairments

In January 2002, we announced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. During fiscal year 2002, we recorded restructuring charges of $6,228,000 and asset impairments of $7,312,000.

The major actions of this Plan, which are now completed, were the closure of our plant in Watertown, Massachusetts and the relocations of our Watertown operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and, Scottsdale, Arizona and the relocation of the operations of our MCDI subsidiary from Melrose to Lawrence, Massachusetts. The MCDI Melrose facility was closed. The closure of the Watertown plant included the lay-off of employees and closure of most of the operations at that site as well as sale of the building.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and related costs and expenses of activities that will not be continued was anticipated to be minimal. It was our intention to relocate the operations from the Watertown plant to other Microsemi plants. Additionally, as a small part of the Plan, we sold our Semcon plant of Mumbai, India. Semcon had revenues of $1.1 million in fiscal year 2002, which will not be recurring. Finally, we also moved certain operations from our Ennis, Ireland facility to the U.S. plants.

During fiscal year 2002, the Company recorded the following charges:

Severance payments	$4,340,000
Plant closure costs	1,888,000
Inventory write down	4,931,000
Equipment write down	2,381,000

Total	$13,540,000

The employee severance costs of $4,340,000 included termination benefits of $2,873,000 for 436 employees in manufacturing functions and $1,467,000 for 34 management positions, as part of our involuntary termination plans at Watertown, Lowell and Melrose, Massachusetts; Ennis, Ireland; and Mumbai, India. As of September 29, 2002, 246 employees had been terminated as a result of the Plan. The Company’s employee reductions were completed by March 31, 2003.

The $1,888,000 of plant closure costs included $305,000 of contract cancellation costs (including leases), facility closure costs of $1,018,000 and abandonment of equipment of $565,000.

The equipment write-down of $2,381,000 relates to equipment used to produce the relocated product lines. The equipment has been disposed of as of September 29, 2002.

The $4,931,000 inventory write-down represents the carrying value of inventory disposed of in connection with the consolidation of the Watertown plant and discontinuation of product lines. The inventory write-down was included in costs of sales. Such inventory was discarded.

In fiscal year 2003, we recorded restructuring charges of $686,000 for employee severance. The employee severance costs include termination benefits of approximately $370,000 for 10 exempt employees and $316,000 for 19 non-exempt employees as part of our involuntary termination plans at the Watertown and Lawrence, Massachusetts and Garden Grove, California facilities.

The following table reflects the activities that resulted in the liabilities included in Accrued Liabilities in the consolidated balance sheets at September 28, 2003 (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	$299	$299

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Acquisitions

We completed two acquisitions during fiscal year 2001, New England Semiconductor Corporation and Compensated Devices, Inc. These acquisitions were complementary to existing Microsemi product lines.

New England Semiconductor Corp., based in Lawrence, Massachusetts and its wholly-owned subsidiary (“NES”) designs and manufactures high reliability bipolar transistors, ultra-fast rectifiers, silicon control rectifiers, zener diodes and J-fets.

Compensated Devices Inc. (“CDI”), based in Melrose, Massachusetts designs and manufactures high reliability bipolar transistors, rectifiers and Schottky semiconductor devices.

The total of the purchase prices was $20.7 million. We paid $11.0 million in cash and issued two notes, which totaled $9.7 million. These notes were due and paid in August 2002. The results of operations of NES and CDI prior to their respective acquisition dates were not material to our consolidated results of operations. Net assets acquired and the purchase price for the acquisitions were not deemed material to our consolidated assets. Accordingly, supplemental pro forma information on results of operations was not presented.

We recorded $9.9 million of goodwill, $6.3 million of completed technology, $0.9 million for a covenant not to compete and $0.4 million of other intangible assets. We also recorded and wrote off $0.1 million of in-process research and development. These intangible assets are fully deductible for tax purposes.

12.    Dispositions

In June 2002, we completed the sale of the assets, including the real property, of Microsemi RF Products, Inc., our wholly-owned subsidiary, based in Montgomeryville, Pennsylvania to Advanced Power Technology Inc., of Bend, Oregon. We received approximately $11,000,000 in cash, net of selling expenses, and recorded a gain of approximately $3,400,000. This gain is included in operating expenses.

In June 2002, we sold a building in Florida, received approximately $1,500,000 in cash, net of selling expenses, and recorded a loss of approximately $300,000. This loss is included in operating expenses.

In September 2002, we sold our Carlsbad design center for $1,500,000 million in cash, which was received in October 2002, and recorded a loss of approximately $600,000 in fiscal year 2002 and $100,000 in fiscal year 2003. This loss is included in operating expenses.

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

In January 2003, we received $1,200,000 million in cash, net of expenses, and two notes receivable totaling $4,000,000 from the sale of real property in Watertown, Massachusetts. We also recorded a gain of approximately $2,800,000 on this sale. The gain is included in operating expenses.

In June 2003, we received $514,000 in cash from the sale of real property in Hong Kong and recorded a gain of approximately $300,000. The gain is included in operating expenses.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment Information

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas for each of the three fiscal years in the period ended September 28, 2003 is as follows (amounts in 000’s):

	2001	2002	2003
Net sales:
United States:
Sales to unaffiliated customers	$214,007	$188,682	$172,460
Intergeographic sales	27,571	20,201	19,457
Europe:
Sales to unaffiliated customers	26,842	23,881	24,169
Intergeographic sales	5,275	2,434	166
Asia:
Sales to unaffiliated customers	2,539	77	742
Intergeographic sales	3,729	1,113	423
Eliminations of intergeographic sales	(36,575)	(23,748)	(20,046)

	$243,388	$212,640	$197,371

Income (loss) from operations:
United States	$23,885	$(9,925)	$4,605
Europe	1,150	3,698	858
Asia	(174)	(268)	(697)

Total	$24,861	$(6,495)	$4,766

Identifiable assets:
United States	$224,271	$202,581	$192,558
Europe	10,609	10,831	10,551
Asia	5,291	3,356	2,534

Total	$240,171	$216,768	$205,643

Capital expenditures:
United States	$15,789	$19,612	$10,929
Europe	124	231	51
Asia	15	2	263

Total	$15,928	$19,845	$11,243

Depreciation and amortization:
United States	$12,178	$13,595	$10,078
Europe	218	245	218
Asia	347	142	99

Total	$12,743	$13,982	$10,395

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Statement of Cash Flows

Supplementary information for each of the three fiscal years in the period ended September 28, 2003 is as follows (amounts in 000’s):

	2001	2002	2003
Cash paid during the year for:
Interest	$965	$1,114	$411

Income taxes	$9,237	$2,444	$456

Businesses acquired in purchase transactions (Note 11):
Fair values of tangible assets acquired	$9,671	$—	$—
Goodwill and other intangible assets	17,517	—	—
Less debt issued and liabilities assumed	(12,512)	—	—

Cash paid for acquisition	14,676	$—	$—

Conversion of note payable	$—	$2,500	$—

In March 2002, we issued 333,333 shares of our common stock as payment in full for a $2.5 million convertible note related to the acquisition of certain assets from Infinesse Corp.

15.    Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in 000’s, except earnings per share):

	Quarters ended in fiscal year 2003
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Net sales	$45,869	$48,217	$50,534	$52,751
Gross profit	$13,029	$14,727	$16,304	$16,481
Income (loss) before cumulative effect of a change in accounting principle	$(1,640)	$2,102	$1,169	$1,552
Cumulative effect of a change in accounting principle, net income taxes	$(14,655)	$—	$—	$—

Net Income (loss)	$(16,295)	$2,102	$1,169	$1,552

Basic earnings (loss) per share	$(0.56)	$0.07	$0.04	$0.05
Diluted earnings (loss) per share	$(0.56)	$0.07	$0.04	$0.05

	Quarters ended in fiscal year 2002
	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
Net sales	$57,018	$54,969	$51,466	$49,187
Gross profit	$21,820	$18,354	$15,726	$9,959
Net income (loss)	$4,260	$(2,636)	$740	$(7,073)
Basic earnings (loss) per share	$0.15	$(0.09)	$0.03	$(0.24)
Diluted earnings (loss) per share	$0.14	$(0.09)	$0.03	$(0.24)

16.    Subsequent Event

In October 2003, we announced the consolidation of the operations of the Microsemi Corp.-Santa Ana, of Santa Ana, California (“Santa Ana”), hi-reliability products plant into other manufacturing plants. Santa Ana represents approximately 20% of our annual revenues, occupies 123,000 square feet and has approximately 380 employees.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 30, 2001	$1,792	$1104	$—	$(1,386)	$1,510

September 29, 2002	$1,510	$(391)	$585	$36	$1,740

September 28, 2003	$1,740	$360	$—	$(655)	$1,445

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

During our fourth fiscal quarter, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

Our code of ethics, which we adopted in 2002, will be provided free of charge to anyone upon request. Request can be made by mail, phone or fax to:

Microsemi Corporation

Corporate Secretary

2381 Morse Ave

Irvine, CA 92614

Tel (949) 221-7100

Fax (949) 756-2602

PART III

Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end September 28, 2003. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant.

Name	Position With Company (in Addition to Director) and Principal Occupation during Last Five Years	Age	Director Since
Martin H. Jurick	Private investor and consultant; Senior Vice President of Corporate Planning and Director of Silicon Systems, Inc. (later of a division of Texas Instruments) from 1978 to 1999; Director of Level One Communications from 1991 to 1999.	65	1995

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of September 28, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,937,522	11.81	1,995,000	*
Equity compensation plans not approved by security holders	—	—	—

Total	4,937,522	11.81	1,995,000	*

*	Our 1987 Stock Plan contains a formula for calculating the number of securities available for issuance under the plan that automatically increases the number of securities available for issuance by four percent of the number of outstanding shares of our Common Stock on the first day of each fiscal year.

Item 14.     Principal Accountant Fees and Services.

The information required by this item is incorporated be reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements. See Index under Item 8.

2.	Financial Statement Schedules. See Index under Item 8.

3.	Exhibits:

The exhibits which are filed with this report are listed in the Exhibit Index.

(b)	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by Microsemi in or following the fourth quarter of fiscal year 2003:

We filed a Form 8-K on November 20, 2003, reporting under Item 9, the news release related to our earnings for the quarter and fiscal year ended September 28, 2003.

We filed a Form 8-K on July 24, 2003, reporting under Item 9, the news release related to our earnings for the quarter and nine months ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSEMI CORPORATION

By:
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:    December 17, 2003

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

Signature	Title	Date

/s/ NICK E. YOCCA Nick E. Yocca	Chairman of the Board and Director	December 17, 2003

/s/ JAMES J. PETERSON James J. Peterson	President and Chief Executive Officer	December 18, 2003

/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	December 18, 2003

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	December 17, 2003

/s/ MARTIN H. JURICK Martin H. Jurick	Director	December 18, 2003

/s/ WILLIAM L. HEALEY William L. Healey	Director	December 18, 2003

/s/ HAROLD A. BLOMQUIST Harold A. Blomquist	Director	December 18, 2003

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Director	December 17, 2003

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	December 17, 2003

EXHIBIT INDEX

Sequential

Exhibit Number	Description

2.2	Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Registrant, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc. (10)

2.3	Asset Purchase Agreement, dated as of February 15, 2000 between the Registrant and Infinesse Corporation (12)

2.4	Asset Purchase Agreement, dated as of May 7, 2002, by and between Microsemi RF Products, Inc. and RF Acquisition Sub, Inc., excluding the following exhibits and schedules: Assignment of License and Assignment and Assumption Agreement; Allocation of Purchase Price; Bill of Sale and Assumption Agreement; Warranty Deed, and Disclosure Schedules (all of which will be provided to the Securities and Exchange Commission upon its request). (18)

3	Bylaws of the Registrant* (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (15)

4.2	Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (13)

10.13	The Registrant’s 1987 Stock Plan, and amendments thereto* (16)

10.54	Asset Purchase Agreement dated May 28, 1992 between Micro USPD, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Micro USPD”), and Unitrode Corporation, a Maryland corporation (“Unitrode”) (2)

10.55	Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant (“Micro Bermuda”) (3)

10.56	Dutch Acquisition Agreement dated July 2, 1992 among Unitrode Europe B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; Unitrode; and Micro Bermuda (4)

10.69	Letter dated August 31, 1993 from Unitrode to the Registrant providing for amendments with respect to the Asset Purchase Agreement (See Exhibit 10.54) dated May 28, 1992 between Micro USPD and Unitrode excluding exhibits as follows: Amendments to Promissory Notes dated as of September 3, 1993 between Micro USPD and Unitrode and the respective Promissory Notes dated July 2, 1993 attached thereto (5)

10.73	Agreement of Sales and License between Raytheon Company and Microsemi Corporation. (6)

10.74	Bill of Sales and Purchase agreement dated January 2, 1995 between Telcom Universal Inc. and Microsemi Corporation (6).

10.76	Supplement to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (6)

10.78	Motorola-Microsemi PowerMite(R)Technology Agreement. Portions omitted from this Exhibit have been separately filed with the Commission pursuant to a request for confidential treatment. (7)

10.80	Asset Purchase agreement between SGS-Thomson Microelectronics, Inc. and Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company. (8)

10.84	Supplemental Executive Retirement Plan* (9)

Exhibit Number	Description

10.85	Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (11)

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999 (18)

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999 (18)

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999 (18)

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999 (18)

10.85.5	Fifth Amendment dated as of December 5, 2002 to Credit Agreement dated April 2, 1999 (filed herewith)

10.86	Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (14)

10.86.1	Agreement dated April 1, 2002, executed May 13, 2002, between Philip Frey, Jr. and the Registrant, amending the Transition and Consulting Agreement dated January 24, 2001* (19)

10.87	Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (14)

10.88	Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (14)

10.89	Agreement dated June 27, 2002 between Philip Frey, Jr. and the Registrant* (17)

10.90	Stock Option Exchange Offer dated November 1, 2002 (20)

10.91	Board Member Retirement Process* (21)

10.92	Indemnification Agreement between the Registrant and each of the following persons:

Indemnitee:	Date:
Thomas R. Anderson	5/05/03

Martin H. Jurick	5/05/03

Dennis R. Leibel	5/05/03

James J. Peterson	5/05/03

Nick E. Yocca	5/05/03

William E. Bendush	5/05/03

William L. Healey	5/05/03

Harold A. Blomquist	6/03/03

Philip Frey, Jr.	5/05/03

Robert B. Phinizy	5/05/03

Paul R. Bibeau	6/03/03

Ralph Brandi	5/05/03

James H. Gentile	5/12/03

John M. Holtrust	5/29/03

John J. Petersen	5/21/03

David R. Sonksen	5/05/03

21	List of Subsidiaries

23.1	Consent of Independent Accountants (Form S-3 and Forms S-8)

31	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)

32	Certifications pursuant to 18 U.S.C. Section 1350

*	Indicates that the exhibit contains a management compensatory plan or arrangement.

(1)	Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(3)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(4)	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on September 14, 1995 with the Commission for the fiscal quarter ended April 2, 1995
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 10, 1966 with the Commission for the fiscal quarter ended March 31, 1996.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 1997 with the Commission for the fiscal quarter ended December 29, 1996.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 18, 1999 with the Commission for the fiscal quarter ended April 4, 1999.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 15, 2000 with the Commission.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement of Form 8-A12G as filed December 29, 2000
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on August 29, 2001.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 24, 2001 with the Commission for the fiscal year ended September 30, 2001.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on July 1, 2002.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2002 with the Commission for the fiscal quarter ended June 30, 2002.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 4, 2002.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Tender Offer Statement on Schedule TO/A, Amendment No. 3, as filed on November 27, 2002.
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2002 with the Commission for the fiscal year ended September 29, 2002.