Form 10-Q
period 2003-12-28
MICROSEMI CORP
filed 2004-02-10
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 28, 2003

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on February 3, 2004 was 29,566,203 (59,432,406 as adjusted to reflect a 2-for-1 stock split to be effected by a stock dividend, the record date is February 6, 2004 and the ex-dividend date is February 23, 2004).

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited consolidated income statements for the three months ended December 28, 2003 of Microsemi Corporation and Subsidiaries (“Microsemi”, “the Company”, “we”, “our”, “ours” and “us”), the unaudited consolidated statements of cash flows for the three months ended December 28, 2003, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with our balance sheets as of December 28, 2003 (unaudited) and as of September 28, 2003, are attached hereto and incorporated herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 28, 2003	December 28, 2003
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,353	$35,617
Accounts receivable, net of allowance for doubtful accounts, $1,445 at September 28, 2003 and $1,454 at December 28, 2003	28,866	28,874
Inventories	53,679	53,759
Deferred income taxes	5,239	5,239
Other current assets	1,234	1,507

Total current assets	118,371	124,996

Property and equipment, net	62,973	61,992
Deferred income taxes	10,162	10,162
Goodwill	3,258	3,258
Other intangible assets, net	6,622	6,319
Other assets	4,257	4,316

TOTAL ASSETS	$205,643	$211,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$121
Current maturity of long-term debt	89	89
Accounts payable	11,918	11,579
Accrued liabilities	14,910	15,348
Income taxes payable	4,165	5,299

Total current liabilities	31,203	32,436

Long-term debt	449	436

Other long-term liabilities	4,131	4,067

Stockholders’ equity (see Note 10):
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 29,102 (58,204 after split) and 58,808 at September 28, 2003 and December 28, 2003, respectively	5,821	11,763
Capital in excess of par value of common stock	120,134	116,091
Retained earnings	43,915	46,269
Accumulated other comprehensive loss	(10)	(19)

Total stockholders’ equity	169,860	174,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,643	$211,043

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarters Ended
	December 29, 2002	December 28, 2003
Net sales	$45,869	$54,945
Cost of sales	32,840	36,763

Gross profit	13,029	18,182

Operating expenses:
Selling, general and administrative	9,017	9,707
Research and development	4,963	4,750
Amortization of other intangible assets	323	302
Restructuring charges	686	—
Loss on sale of asset, net	428	—

Total operating expenses	15,417	14,759

Operating income (loss)	(2,388)	3,423

Other income (expense):
Interest, net	(30)	78
Other, net	(30)	12

Total other expense	(60)	90

Income (loss) before income taxes	(2,448)	3,513

Provision (benefit) for income taxes	(808)	1,159

Income (loss) before cumulative effect of a change in accounting principle	$(1,640)	$2,354

Cumulative effect of a change in accounting principle, net of income taxes	(14,655)	—

NET INCOME (LOSS)	$(16,295)	$2,354

Basic and Diluted earnings (loss) per share (see Note 10):
Earnings before cumulative effect of a change in accounting principle	$(0.03)	$0.04
Cumulative effect of a change in accounting principle	(0.25)	—

Earnings (loss) per share	$(0.28)	$0.04

Common and common equivalent shares outstanding:
Basic	57,811	58,379
Diluted	57,811	61,402

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarters Ended
	December 29, 2002	December 28, 2003
Cash flows from operating activities:

Net income (loss)	$(16,295)	$2,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,718	2,943
Provision for doubtful accounts	131	24
Loss on retirement and disposition of assets	428	7
Impairment of assets	368	—
Impairment of goodwill, net of income taxes	14,655	—
Changes in assets and liabilities:
Accounts receivable	2,649	(32)
Inventories	1,258	(80)
Other current assets	(574)	(156)
Other assets	(13)	—
Accounts payable	(2,382)	(339)
Accrued liabilities	52	511
Income taxes payable	—	1,134
Other long-term liabilities	14	(64)

Net cash provided by operating activities	3,009	6,302

Cash flow from investing activities:

Purchases of property and equipment	(2,675)	(1,857)
Changes in other assets	1,268	(58)
Proceeds from sales of assets	2,425	—

Net cash provided by (used in) investing activities	1,018	(1,915)

Cash flows from financing activities:

Payments of long-term debt	(18)	(13)
Exercise of employee stock options	100	1,899

Net cash provided by financing activities	82	1,886

Effect of exchange rate changes on cash	(10)	(9)

Net increase in cash and cash equivalents	4,099	6,264
Cash and cash equivalents at beginning of period	23,060	29,353

Cash and cash equivalents at end of period	$27,159	$35,617

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2003

1. PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but in the opinion of management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

2. INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 28, 2003	December 28, 2003
Raw materials	$13,696	$13,623
Work in process	25,505	26,990
Finished goods	14,478	13,146

	$53,679	$53,759

3. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby they 1) reimbursed us for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change of the cumulative translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for the quarters ended December 29, 2002 and December 28, 2003 were calculated as follows (amounts in 000’s):

	Quarters Ended
	December 29, 2002	December 28, 2003
Net Income (loss)	$(16,295)	$2,354
Translation adjustment	$(10)	$(9)

Comprehensive Income (loss)	$(16,305)	$2,345

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

On January 26, 2004, we announced a 2-for-1 stock split of shares of our common stock to be effected by means of a stock dividend. This stock split has been reflected in the following calculation of earnings per share for all periods presented (see Note 10).

Earnings per share (“EPS”) for the respective quarters ended December 29, 2002 and December 28, 2003 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended
	December 29, 2002	December 28, 2003
BASIC

Net income (loss)	$(16,295)	$2,354

Weighted-average common shares outstanding	57,811	58,379

Basic earnings (loss) per share	$(0.28)	$0.04

DILUTED

Net income (loss)	$(16,295)	$2,354

Weighted-average common shares outstanding for basic	57,811	58,379
Dilutive effect of stock options	—	3,023

Weighted-average common shares outstanding on a diluted basis	57,811	61,402

Diluted earnings (loss) per share	$(0.28)	$0.04

Approximately 9,778,000 and 403,800 options (as adjusted for the February 20, 2004 2-for-1 stock split) were not included in the computation of diluted EPS in the first quarters of fiscal years 2003 and 2004, respectively, as they would have been antidilutive.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Financial Accounting Standards Board Interpretation No. 46

In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This interpretation will be effective in our third quarter of fiscal 2004. We currently do not have any financial interest in variable interest entities; therefore, we do not expect the adoption of this interpretation to have any impact on our financial position or results of operations.

7. STOCK-BASED COMPENSATION

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

The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings per share):

	Quarters Ended
	December 29, 2002	December 28, 2003
Net income (loss), as reported	$(16,295)	$2,354

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,529	2,553

Pro forma net income (loss)	$(17,824)	$(199)

Basic and diluted earnings (loss) per share:
As reported	$(0.28)	$0.00

Pro forma	$(0.31)	$0.00

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended
	December 29, 2002	December 28, 2003
Risk free interest rate	2.62%	3.19%
Expected dividend yield	None	None
Expected lives	5 years	5 years
Expected volatility	79.0%	75.0%

8. SEGMENT INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas is as follows (amounts in thousands):

	Quarters Ended
	December 29, 2002	December 28, 2003
Net sales:
United States
Sales to unaffiliated customers	$40,528	$47,875
Intergeographic sales	3,902	5,085
Europe
Sales to unaffiliated customers	5,303	6,605
Intergeographic sales	21	50
Asia
Sales to unaffiliated customers	38	465
Intergeographic sales	182	89
Eliminations of intergeographic sales	(4,105)	(5,224)

Total	$45,869	$54,945

Income (loss) from operations:
United States	$(2,736)	$2,769
Europe	470	707
Asia	(122)	(53)

Total	$(2,388)	$3,423

Capital expenditures:
United States	$2,661	$1,835
Europe	14	22

Total	$2,675	$1,857

Depreciation and amortization:
United States	$2,666	$2,825
Europe	42	53
Asia	10	65

Total	$2,718	$2,943

	September 28, 2003	December 28, 2003
Identifiable assets:
United States	$192,558	$195,657
Europe	10,551	12,375
Asia	2,534	3,011

Total	$205,643	$211,043

9. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. We anticipate that the restructuring activities be completed by the end of March 2004.

The following table reflects the activities that resulted in the liabilities included in Accrued Liabilities in the consolidated balance sheets at December 28, 2003 (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	$299	$299

Cash expenditures	—	(24)	(24)
Other non-cash write-off	—	1	1

Balance at December 28, 2003	$0	$276	$276

10. SUBSEQUENT EVENT

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders will receive one additional share of common stock for every one share held as of the record date. The dividend will be distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date will be Monday, February 23, 2004. As a result of the stock split, our outstanding shares of common stock will increase at the time of the dividend distribution by 100% to approximately 59,132,406 shares, estimated based upon 29,566,203 shares currently outstanding or held in treasury. The stock split has been reflected in our balance sheet at December 28, 2003. Earnings (loss) per share has been adjusted in the financial statements included in this report to reflect the 2-for-1 stock split for all periods presented.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

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

We currently serve a broad group of customers, including Guidant Corporation (6%), Seagate Technology (6%), Siemens AG (3%), The Boeing Co. (3%), Raytheon Co. (2%), BAE Systems (2%), Medtronic Incorporated (2%), Lockheed Martin Corp. (2%), and Northrop Grumman Corp. (2%). (The percentage amounts in this list are the approximate sales to these customers as percentages of our revenues in the first quarter of fiscal year 2004.)

In fiscal year 2001, we commenced our Capacity Optimization Enhancement Program. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Since 2001, the major completed actions have been (a) the closure of our plant in Watertown, Massachusetts and relocation of those Watertown operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the CDI Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts. The closure of the Watertown plant included the lay-off of employees and closure of most of the operations at that site as well as sale of the building. Additionally, as a small part of the Plan, we sold Semcon Electronics, Pvt. Ltd. (“Semcon”), our Mumbai, India plant at the beginning of fiscal year 2003. Semcon had revenues of $1.1 million in fiscal year 2002, which would not be recurring. Finally, we also moved certain operations from our Ennis, Ireland facility to the U.S. plants.

In October 2003, we announced the consolidation of the hi-rel products operations of the Santa Ana, California-based Microsemi Corp. - Santa Ana (“Santa Ana”) into other manufacturing plants. Santa Ana represents approximately 20% of our annual shipments, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on shipments. Costs associated with the consolidation of Santa Ana, which will include severance payments to employees and the cost to relocate equipment, are expected to range from $10 million to $15 million over the next 12 to 18 months. These actions are, however, expected to result subsequently in annual cost savings of $8 million to $12 million from the elimination of redundant facilities, employee reductions, and associated costs. Further we own the plant and the real estate in Santa Ana, California, and we expect to offer the property for sale at prevailing market prices when it is vacated. We could recoup a major portion of the consolidation related costs from the potential real estate sale proceeds.

On January 26, 2004, we announced a 2-for-1 stock split to be effected by means of a stock dividend. Stockholders will receive one additional share of common stock for every one share held as of the record date. As a result of the stock split, our outstanding shares of common stock would increase by 100% to approximately 59,132,406 shares, estimated based upon 29,566,203 currently outstanding shares. The stock split has been reflected in our balance sheet at December 28, 2003. Earnings (loss) per share have been adjusted to reflect the stock split for all periods presented.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 29, 2002 COMPARED TO THE QUARTER ENDED DECEMBER 28, 2003.

Net sales increased $9.0 million or 19.6% from $45.9 million for the first quarter of fiscal year 2003 to $54.9 million for the first quarter of fiscal year 2004. The increase included approximately $7.0 million, $2.1 million, $0.8 million and $2.1 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, partially offset by a decrease of approximately $3.0 million of shipments of other products.

The breakout of net sales to OEM customers (which excludes sales to distributors) in the first quarters of fiscal years 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	35%	42%
Medical	24%	20%
Notebooks/Monitors	11%	13%
Mobile Connectivity	9%	9%
Automotive	5%	8%
Others	16%	8%

Gross profit increased $5.2 million, from $13.0 million (28.4% of sales) for the first quarter of fiscal year 2003 to $18.2 million (33.1% of sales) for the first quarter fiscal year 2004. The improvement in gross profit in the first quarter was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase 1 of our Capacity Optimization Enhancement Program; and 4) increased revenues. In the first quarter of fiscal year 2004, costs of sales included approximately $0.7 million related to the consolidation of the wafer fabrication process from Santa Ana to Microsemi Corp. - Integrated Products in Garden Grove, California (the “Integrated Products Group” or “IPG”) and approximately $0.4 million of excess manufacturing costs at our Lowell operations.

Selling, general and administrative expenses increased $0.7 million from $9.0 million for the first quarter of fiscal year 2003 to $9.7 million for the first quarter of fiscal year 2004, primarily due to higher commission expenses as a result of higher sales.

Research and development expenses were relatively unchanged at $5.0 million for the first quarter of fiscal year 2003 and $4.8 million for the first quarter of fiscal year 2004.

Amortization of other intangible assets was approximately $0.3 million for each of the first quarters of fiscal years 2002 and 2003.

We had lower balances of debt and more cash for short term investments in the current quarter, compared to the prior year first quarter; consequently, we had $0.03 million of net interest expense in the first quarter of fiscal year 2003 compared to $0.08 million of net interest income in the first quarter of fiscal year 2004.

The effective income tax rates were 33.0% for the respective first quarters of fiscal years 2003 and 2004.

FINANCIAL CONDITION

In the first quarter of fiscal year 2004, we financed our operations with cash from operations.

Net cash provided by operating activities was $3.0 million and $6.3 million for the first quarters of fiscal years 2003 and 2004, respectively. The net loss of $16.3 million for the first quarter of fiscal year 2003 included an after tax, non-cash charge of $14.7 million for impairment of goodwill, upon adoption of FAS 142 in fiscal year 2003. The $3.3 million increase in net cash provided by operating activities was mostly due to the improvement of operating income, excluding the effect of the aforementioned $14.7 million charge. The increase was also affected by the combined effect of other non-cash items included in income or expense, such as accounts receivable, inventories, accounts payable, and income tax payable.

Net cash provided by (used in) investing activities was $1.0 million and ($1.9) million for the first quarters of fiscal years 2003 and 2004, respectively. We spent $2.7 million and $1.9 million for capital equipment in the first quarters of fiscal years 2003 and 2004, respectively. In fiscal year 2003, we received approximately $1.2 from a note receivable and approximately $1.5 million from sale of the Carlsbad design center and $0.9 million from sale of stock of Semcon (net of the $0.6 million of cash in bank at date of disposition).

Net cash provided by financing activities was $0.08 million and $1.9 million for the first quarters of fiscal years 2003 and 2004, respectively. We received $0.1 million and $1.9 million from exercises of stock options in the first quarters of fiscal years 2003 and 2004, respectively.

We had $29.4 million and $35.6 million in cash and cash equivalents at September 28, 2003 and December 28, 2003, respectively.

Accounts receivable remained unchanged at $28.9 million at September 28, 2003 and at December 28, 2003; however, the Days Sales Outstanding (“DSO”) was 50 days and 48 days at September 28, 2003 and at December 28, 2003, respectively. This favorable change was due to improved collection efforts.

Inventories were $53.7 million at September 28, 2003 and $53.8 million at December 28, 2003.

At December 28, 2003, Microsemi had $4.5 million of the long-term portion of long-term debt and other long-term liabilities, down $0.1 million, or 0.02%, from $4.6 million at September 28, 2003. The decrease was due to the payment, as scheduled, of a portion of our long-term debt and installment payments due under the Supplemental Employment Retirement Plan for certain former long-term employees.

Current ratios were 3.8 to 1 at September 28, 2003 and 3.9 to 1 at December 28, 2003.

We have a $30.0 million credit line with a bank, which expires in March 2004 and includes a facility to issue letters of credit. As of December 28, 2003, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility. We are working with our bank and expect an extension to the agreement of this credit line prior to the expiration of the current credit line.

As of December 28, 2003, we were in compliance with the covenants of our current bank credit agreement and certain material leases.

The estimated cost to consolidate the Santa Ana plant, including severance payments to employees, relocations of equipment and clean up of facility, will be between $10.0 million to $15.0 million. This project should be completed in fiscal year 2005. We anticipate that the source for paying such costs will be our internally generated cash and cash equivalents. However we own the plant and the real estate in Santa Ana, California, and we expect to offer the property for sale at prevailing market prices when it is vacated. We could recoup a major portion of the consolidation related costs from the potential real estate sale proceeds.

As of the end of the first quarter of fiscal year 2004, we had no additional material commitments for capital expenditures.

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Financial Accounting Standards Board Interpretation No. 46

In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This interpretation will be effective in our third quarter of fiscal year 2004. We currently do not have any financial interest in variable interest entities; therefore, we do not expect the adoption of this interpretation to have any impact on our financial position or results of operations.

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

We enter into contracts with certain distributors that permit very limited stock rotation returns. The Company provides an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations.

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

At December 28, 2003, other intangible assets include $0.8 million of non-patented technology and $0.2 million of acquired customer lists for Integrated Products and $4.8 million of non-patented technology, $0.4 million of covenants not to compete and $0.1 million of contract manufacturer relationships for our Lawrence operations.

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

Goodwill

All public companies have been required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. We are required to reassess goodwill, at least annually, or whenever we determine that there may be an impairment of goodwill or other intangible assets with indefinite lives. If we determine that there has been impairment we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. At December 28, 2003 we had $3.3 million of goodwill, up to 100% of goodwill could be determined to be fully impaired during future evaluations required by SFAS 142.

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

Presentation of pro forma financial information

To supplement the consolidated financial results prepared under generally accepted accounting principles (“GAAP”), we use a non-GAAP or pro forma measure of net income that equals GAAP net income adjusted to exclude certain costs, expenses and gains. Pro forma measures we use are not standardized against the pro forma measures of other companies. However, our pro forma net income gives an indication of our baseline performance in regard to the operating results before gains, losses or other charges that are considered by management to be outside of our core operating results. In addition, pro forma net income is among the primary indicators management uses as a basis for planning and forecasting future periods. These measures are not in accordance with, or an alternative for, GAAP and may be materially different from pro forma measures used by other companies.

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

We have closed, combined, sold or disposed of certain subsidiaries or divisions, which has reduced our sales volume.

Since the beginning of fiscal year 2001, we closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). We sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to our consolidated revenues. We sold our Carlsbad design center in September 2002 and our equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002. In October 2003, we announced the consolidation of Microsemi Corp. - Santa Ana, of Santa Ana, California (“Santa Ana”). Santa Ana represents approximately 20% of our annual revenues, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on revenues; however, our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved if the consolidation is managed or executed ineffectively or inefficiently.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, claiming that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc., former owners of the manufacturing facility, agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with three former owners of this facility whereby they 1) reimbursed us for $530,000 of past costs, 2) assume responsibility for 90% of all future clean-up costs, and 3) indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in dilution to the acquiror;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in the Common Stock.

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

The percentage of our business represented by space/satellite and military products may decline. If this occurs, we anticipate that our book-to-bill ratio will become less meaningful. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders that are scheduled for delivery within 12 months.

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

All public companies have been required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives are no longer being amortized, while those intangible assets with known useful lives will continue to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. If we determine that impairment exists, we will record a charge to earnings and a reduction in goodwill on our balance sheet. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment loss equal to the excess of the carrying value of goodwill over its then fair value. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

At December 28, 2003 we had $3.3 million of goodwill; however, up to 100% of goodwill could be determined to be impaired during the evaluations required by FAS 142.

Potential impairment of existing goodwill and of any goodwill of any business that we acquire in the future, could also affect our future results of operations and balances in a similar way.

Our operating results may be affected to the extent actual results differ from accounting estimates.

We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and judgments that we may make from time to time.

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

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to FASB Statement 123 (“FASB 123”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard allows an option to charge to earnings the value arising from the grant of stock options. These compensation charges are not included in our financial statements, except for the disclosure required by FASB 123 that we have set forth in Note 7. We have adopted FASB 123 to the extent that it requires disclosure in the notes.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between September 29, 2003 and December 28, 2003, the closing price of our common stock ranged between a low of $15.14 and a high of $25.51. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2004. At December 28, 2003, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

Item 4. CONTROLS AND PROCEDURES

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

During our first fiscal quarter, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 19, 2003, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-Q. Also we are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition.

Item 2. CHANGES	IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date).

Stockholders will receive one additional share of common stock for every one share held as of the record date.

We have a Shareholder Rights Plan, intended (a) to affect any future takeover of our company in such a way that an equal price would be offered to all stockholders; (b) to encourage those making any future hostile takeover to negotiate an agreement with the Board; and (c) to discourage any future inadequate takeover offers. Pursuant to a Rights Agreement dated December 22, 2000, as amended, each share of Common Stock that we issue also includes one attached Right, which upon certain events could entitle the holder to purchase one ten-thousandth of one whole share of our Series A Junior Participating Preferred Stock. Our outstanding shares of Common Stock also have such Rights. An Acquiring Person, as defined in the Rights Agreement, means generally a person or group that acquires 20% of all our Common Stock then outstanding. An Acquiring Person’s Rights are void.

The dividend will be distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date will be Monday, February 23, 2004.

As a result of the stock split, our outstanding shares of common stock will increase at the time of the dividend distribution by 100% to approximately 59,132,406 shares, estimated based upon 29,566,203 shares currently outstanding or held in treasury.

Our Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of Common Stock, par value $0.20 per share, and 1,000,000 shares of Preferred Stock, par value $1.00 per share. There are 100,000 shares of Preferred Stock that are designated Series A Junior Participating Preferred Stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

(a) None

(b) None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.85.6	Sixth Amendment dated December 10, 2003 to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(b)	Reports on Form 8-K:

We filed a Form 8-K on November 20, 2003, furnishing under Item 7 and Item 9 the news release related to our earnings for the quarter and fiscal year ended September 28, 2003.

We filed a Form 8-K on January 24, 2004, furnishing under Item 7 and Item 9 the news release related to our earnings for the quarter ended December 28, 2003.

The Company’s web site address is http://www.microsemi.com. Company filings with the SEC on Form 10-K, 10-Q and 8-K, and amendments, are made accessible on such web site as soon as practicable and always free of charge. Such web site is not intended to constitute any part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 6, 2004	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
10.85.6	Sixth Amendment dated December 10, 2003 to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350