Form 10-Q
period 2004-03-28
MICROSEMI CORP
filed 2004-05-12
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2004

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 19, 2004 was 59,444,824.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the six months ended March 28, 2004 of Microsemi Corporation and Subsidiaries (“Microsemi”, “the Company”, “we”, “our”, “ours” and “us”), the unaudited consolidated statements of cash flows for the six months ended March 28, 2004, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with our balance sheets as of March 28, 2004 (unaudited) and as of September 28, 2003, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 28, 2003	March 28, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,353	$39,202
Accounts receivable, net of allowance for doubtful accounts, $1,445 at September 28, 2003 and $1,468 at March 28, 2004	28,866	32,024
Inventories	53,679	55,051
Deferred income taxes	5,239	5,239
Other current assets	1,234	1,611

Total current assets	118,371	133,127

Property and equipment, net	62,973	60,428
Deferred income taxes	10,162	10,162
Goodwill	3,258	3,258
Other intangible assets, net	6,622	6,017
Other assets	4,257	4,222

TOTAL ASSETS	$205,643	$217,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$121	$121
Current maturity of long-term debt	89	82
Accounts payable	11,918	13,464
Accrued liabilities	14,910	19,809
Income taxes payable	4,165	4,154

Total current liabilities	31,203	37,630

Long-term debt	449	432

Other long-term liabilities	4,131	3,956

Stockholders’ equity (see Note 10):
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 58,204 and 59,365 at September 28, 2003 and March 28, 2004, respectively	5,821	11,874
Capital in excess of par value of common stock	120,134	118,203
Retained earnings	43,915	45,138
Accumulated other comprehensive loss	(10)	(19)

Total stockholders’ equity	169,860	175,196

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,643	$217,214

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarters Ended
	March 30, 2003	March 28, 2004
Net sales	$48,217	$57,745
Cost of sales	33,490	38,495

Gross profit	14,727	19,250

Operating expenses:
Selling, general and administrative	9,091	9,353
Research and development	4,825	5,362
Amortization of intangible assets	390	304
Restructuring charges	—	5,964
Gain on sales of assets, net	(2,821)	—

Total operating expenses	11,485	20,983

Operating income (loss)	3,242	(1,733)

Other income (expense):
Interest, net	(108)	63
Other, net	3	(18)

Total other income (expense)	(105)	45

Income (loss) before income taxes	3,137	(1,688)
Provision (benefit) for income taxes	1,035	(557)

NET INCOME (LOSS)	$2,102	$(1,131)

Earnings (loss) per share:
Basic	$0.04	$(0.02)

Diluted	$0.04	$(0.02)

Common and common equivalent shares outstanding:
Basic	57,868	59,119

Diluted	58,680	59,119

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Six Months Ended
	March 30, 2003	March 28, 2004
Net sales	$94,086	$112,690
Cost of sales	66,330	75,258

Gross profit	27,756	37,432

Operating expenses:
Selling, general and administrative	18,108	19,060
Research and development	9,788	10,112
Amortization of intangible assets	713	606
Restructuring charges	686	5,964
Gain on sales of assets, net	(2,393)	—

Total operating expenses	26,902	35,742

Operating income	854	1,690

Other income (expense):
Interest, net	(138)	141
Other, net	(27)	(6)

Total other income (expense)	(165)	135

Income before income taxes	689	1,825
Provision for income taxes	227	602

Income before cumulative effect of a change in accounting principle	462	1,223
Cumulative effect of a change in accounting principle, net of income taxes	(14,655)	—

Net income (loss)	$(14,193)	$1,223

Basic and Diluted earnings (loss) per share:
Earnings before cumulative effect of a change in accounting principle	$0.01	$0.02
Cumulative effect of a change in accounting principle	(0.25)	—

Earnings (loss) per share	$(0.24)	$0.02

Common and common equivalent shares outstanding:
-Basic	57,840	58,356

-Diluted	58,246	60,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	March 30, 2003	March 28, 2004
Cash flows from operating activities:
Net income (loss)	$(14,193)	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,345	6,063
Provision for doubtful accounts	201	97
Gain on dispositions of assets	(2,393)	—
Impairment of assets	661	—
Impairment of goodwill, net of income taxes	14,655	—
Changes in assets and liabilities
Accounts receivable	1,847	(3,201)
Inventories	1,445	(1,372)
Other current assets	(88)	(260)
Accounts payable	(2,589)	1,546
Accrued liabilities	(1,303)	4,972
Income taxes payable	125	(11)
Other long-term liabilities	(51)	(175)

Net cash provided by operating activities	3,662	8,882

Cash flows from investing activities:
Purchases of property and equipment	(5,357)	(3,156)
Changes in other assets	1,329	34
Proceeds from sales of assets	3,627	—

Net cash used in investing activities	(401)	(3,122)

Cash flows from financing activities:
Payments of long-term debt	(3,940)	(24)
Exercise of employee stock options	199	4,122

Net cash provided by (used in) financing activities	(3,741)	4,098

Effect of exchange rate changes on cash	3	(9)

Net increase (decrease) in cash and cash equivalents	(477)	9,849
Cash and cash equivalents at beginning of period	23,060	29,353

Cash and cash equivalents at end of period	$22,583	$39,202

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2004

1.	PRESENTATION OF FINANCIAL INFORMATION

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

2.	INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 28, 2003	March 28, 2004
Raw materials	$13,696	$12,420
Work in process	25,505	28,658
Finished goods	14,478	13,973

	$53,679	$55,051

3.	CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the change of the cumulative translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for the quarters and six months ended March 30, 2003 and March 28, 2004 were calculated as follows (amounts in 000’s):

	Quarters Ended		Six Months Ended
	March 30, 2003	March 28, 2004	March 30, 2003	March 28, 2004
Net income (loss)	$2,102	$(1,131)	$(14,193)	$1,223
Translation adjustment	13	—	3	(9)

Comprehensive income (loss)	$2,115	$(1,131)	$(14,190)	$1,214

5.	EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

On February 23, 2004, we effected a 2-for-1 stock split of shares of our common stock by means of a stock dividend. This stock split has been reflected in the following calculation of earnings per share for all periods presented (see Note 10).

Earnings per share (“EPS”) for the respective quarters and respective six months ended March 30, 2003 and March 28, 2004 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	March 30, 2003	March 28, 2004	March 30, 2003	March 28, 2004
BASIC
Net income (loss)	$2,102	$(1,131)	$(14,193)	$1,223

Weighted-average common shares outstanding	57,868	59,119	57,840	58,356

Basic earnings (loss) per share	$0.04	$(0.02)	$(0.25)	$0.02

DILUTED
Net income (loss)	$2,102	$(1,131)	$(14,193)	$1,223

Weighted-average common shares outstanding for basic	57,868	59,119	57,840	58,356
Dilutive effect of stock options	812	—	406	2,634

Weighted-average common shares outstanding on a diluted basis	58,680	59,119	58,246	60,990

Diluted earnings (loss) per share	$0.04	$(0.02)	$(0.24)	$0.02

Approximately 6,810,000 and 10,575,000 options were not included in the computation of diluted EPS in the second quarters of fiscal years 2003 and 2004, respectively, and 8,294,000 and 341,000 options were not included in the computation of diluted EPS in the first six months of fiscal years 2003 and 2004, respectively, as they would have been antidilutive.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose, in the notes to financial statements, the pro forma effect on net income (loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. We continue to account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings (loss) per share):

	Quarters Ended		Six Months Ended
	March 30, 2003	March 28, 2004	March 30, 2003	March 28, 2004
Net income (loss), as reported	$2,102	$(1,131)	$(14,193)	$1,223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,745)	(1,991)	(3,479)	(4,545)

Pro forma net income (loss)	$357	$(3,122)	$(17,672)	$(3,322)

Basic and diluted earnings (loss) per share:
As reported	$0.04	$(0.02)	$(0.24)	$0.02

Pro forma	$0.01	$(0.05)	$(0.61)	$(0.05)

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Six Months Ended
	March 30, 2003	March 28, 2004	March 30, 2003	March 28, 2004
Risk free interest rate	2.87%	2.88%	2.75%	3.04%
Expected dividend yield	None	None	None	None
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	77.0%	78.0%	77.0%	78.0%

8.	SEGMENT INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas is as follows (amounts in thousands):

	Six Months Ended
	March 30, 2003	March 28, 2004
Net sales:
United States
Sales to unaffiliated customers	$83,123	$97,730
Intergeographic sales	8,574	11,119
Europe
Sales to unaffiliated customers	10,939	14,110
Intergeographic sales	41	117
Asia
Sales to unaffiliated customers	24	850
Intergeographic sales	342	131
Eliminations of intergeographic sales	(8,957)	(11,367)

Total	$94,086	$112,690

Income (loss) from operations:
United States	$788	$539
Europe	483	1,278
Asia	(417)	(127)

Total	$854	$1,690

Capital expenditures:
United States	$5,029	$3,061
Europe	21	47
Asia	307	48

Total	$5,357	$3,156

Depreciation and amortization:
United States	$5,210	$5,830
Europe	112	102
Asia	23	131

Total	$5,345	$6,063

	September 28, 2003	March 28, 2004
Identifiable assets:
United States	$192,558	$201,930
Europe	10,551	12,386
Asia	2,534	2,898

Total	$205,643	$217,214

9.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the CDI, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

At March 28, 2004, the remaining Phase 1 restructuring balance of $0.2 million relates to the renovation of the leased facilities and the relocations of equipment. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(24)	(24)
Other non-cash write-off		1	1

Balance at December 28, 2003		276	276

Cash expenditures		(68)	(68)

Balance at March 28, 2004		$208	$208

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of the Santa Ana, California-based Microsemi Corp. - Santa Ana (“Santa Ana”) into other manufacturing plants. Santa Ana represents approximately 20% of our annual shipments, occupies 123,000 square feet and has approximately 380 employees.

Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.5 million, of which, $4.9 million and $0.2 million were recorded in the quarter ended March 28, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.4 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We also recorded $0.1 million for other expenses, which included travel, testing and qualification of production at IPG and Scottsdale. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the liabilities in the period of change. The consolidation of Santa Ana is currently expected to be completed in fiscal year 2005. However, the exact timing depends on the readiness at Scottsdale, Lawrence and IPG and the acceptances by customers of the processes at these facilities. We have assigned a transition team to coordinate these efforts to minimize any potential adverse financial impact due to this consolidation. We are currently evaluating machinery and equipment at our Santa Ana facility for relocation to our other facilities or for disposition. Net book values of fixed assets in Santa Ana at March 28, 2004 were approximately $9.5 million, which included $6.5 million for land, building and improvement, $2.6 million for machinery and equipment and $0.4 million for furniture and fixture.

Cost associated with the consolidation of Santa Ana are expected to range from $10 million to $15 million, which include severance payments, relocation of equipment and employees, test and qualifications of productions at Scottsdale, IPG and Lawrence, travel and other related expenses.

The following table reflects the activities related to the consolidation of Santa Ana and the Accrued Liabilities in the consolidated balance sheets at March 28, 2004 (amounts in 000s):

	Employee Severance	Other related Costs	Total
Provisions	$5,071	$87	$5,158
Cash expenditures	(118)	(87)	(205)

Balance at March 28, 2004	$4,953	$—	$4,953

In the quarter ended March 28, 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. The production will be moved to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $0.9 million, of which, $0.7 million and $0.1 million were recorded in the quarter ended March 28, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 32 employees, including 9 management positions. We do not anticipate any material charges for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the liability in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The following table reflects the activities of the final phase of the consolidation of Watertown and the Accrued Liabilities in the consolidated balance sheets at March 28, 2004 (amounts in 000s):

Employee Severance
Provision	$806
Cash expenditure	(81)

Balance at March 28, 2004	$725

10.	STOCK SPLIT

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. As a result of the stock split, we issued 29,603,287 shares of our common stock. Upon completion of the stock split, the total outstanding shares of our common stock were 59,206,574. All shares and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

We currently serve a broad group of customers, including Seagate Technology (6%), Guidant Corporation (6%), Siemens AG (2%), The Boeing Co. (2%), Raytheon Co. (2%), Medtronic Incorporated (2%), and BAE Systems (2%). (The percentage amounts in the preceding list are the approximate sales to these customers as percentages of our revenues in the first six months of fiscal year 2004).

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the CDI, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

At March 28, 2004, the remaining Phase 1 restructuring balance of $0.2 million relates to the renovation of the leased facilities and the relocations of equipment. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(24)	(24)
Other non-cash write-off		1	1

Balance at December 28, 2003		276	276

Cash expenditures		(68)	(68)

Balance at March 28, 2004		$208	$208

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of the Santa Ana, California-based Microsemi Corp. - Santa Ana (“Santa Ana”) into other manufacturing plants. Santa Ana represents approximately 20% of our annual shipments, occupies 123,000 square feet and has approximately 380 employees.

Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.5 million, of which, $4.9 million and $0.2 million were recorded in the quarter ended March 28, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.4 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We also recorded $0.1 million for other expenses, which included travel, testing and qualification of production at IPG and Scottsdale. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the liabilities in the period of change. The consolidation of Santa Ana is currently expected to be completed in fiscal year 2005. However, the exact timing depends on the readiness at Scottsdale, Lawrence and IPG and the acceptances by customers of the processes at these facilities. We have assigned a transition team to coordinate these efforts to minimize any potential adverse financial impact due to this consolidation.

The consolidation of Santa Ana is expected to result, subsequent to its completion, in annual cost savings of $8 million to $12 million from the elimination of redundant facilities and related expenses and employee reductions. Further we own the plant and the real estate in Santa Ana, California, and we expect to offer the property for sale at the prevailing market price which is expected to exceed book value when it is vacated. We are currently evaluating machinery and equipment at Santa Ana for relocation to other facilities or for dispositions. Net book values of fixed assets in Santa Ana at March 28, 2004 were approximately $9.5 million, which included $6.5 million for land, building and improvement, $2.6 million for machinery and equipment and $0.4 million for furniture and fixture.

Cost associated with the consolidation of Santa Ana are expected to range from $10 million to $15 million, which include severance payments, relocation of equipment and employees, test and qualifications of productions at Scottsdale, IPG and Lawrence, travel and other related expenses.

The following table reflects the activities related to the consolidation of Santa Ana and the Accrued Liabilities in the consolidated balance sheets at March 28, 2004 (amounts in 000s):

	Employee Severance	Other related Costs	Total
Provisions	$5,071	$87	$5,158
Cash expenditures	(118)	(87)	(205)

Balance at March 28, 2004	$4,953	$—	$4,953

In the quarter ended March 28, 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. The production will be moved to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $0.9 million, of which, $0.7 million and $0.1 million were recorded in the quarter ended March 28, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 32 employees, including 9 management positions. We do not anticipate any material charge for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the liability in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The final phase of the consolidation of Watertown is expected to result subsequently in annual cost savings of approximately $1.0 million from the eliminations of redundant facilities, employee reductions, and associated costs.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in Accrued Liabilities in the consolidated balance sheets at March 28, 2004 (amounts in 000s):

Employee Severance
Provision	$806
Cash expenditure	(81)

Balance at March 28, 2004	$725

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. As a result of the stock split, we issued 29,603,287 shares of our common stock. Upon completion of the stock split, the total outstanding shares of our common stock were 59,206,574. All shares and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2003 COMPARED TO THE QUARTER ENDED MARCH 28, 2004.

Net sales increased $9.5 million or 19.7% from $48.2 million for the second quarter of fiscal year 2003 to $57.7 million for the second quarter of fiscal year 2004. The increase included approximately $3.7 million, $2.8 million, $5.6 million and $1.8 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, offset by decreases of approximately $1.9 million and $2.5 million in shipments of medical products and of other products, respectively.

Net sales to OEM customers were approximately 59% and 60% of our total revenues in the second quarters of fiscal years 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in the second quarters of fiscal years 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	39%	39%
Medical	23%	16%
Notebooks/Monitors	11%	14%
Mobile Connectivity	4%	13%
Automotive	7%	9%
Others	16%	9%

Gross profit increased $4.5 million, from $14.7 million (30.5% of sales) for the second quarter of fiscal year 2003 to $19.2 million (33.3% of sales) for the second quarter fiscal year 2004. The improvement in gross profit in the second quarter was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase 1 of our Capacity Optimization Enhancement Program; and 4) increased revenues. In the second quarter of fiscal year 2004, costs of sales included approximately $0.6 million related to the consolidation of the wafer fabrication from Santa Ana to Microsemi Corp.—Integrated Products in Garden Grove, California (the “Integrated Products Group” or “IPG”), $0.6 million for time spent by employees in the consolidation of Santa Ana and approximately $0.4 million of excess manufacturing costs at our Watertown operations.

Selling, general and administrative expenses increased $0.3 million, from $9.1 million for the second quarter of fiscal year 2003 to $9.4 million for the second quarter of fiscal year 2004, primarily due to higher selling expenses associated with higher sales.

Research and development expenses increased $0.6 million, or 11%, from $4.8 million for the second quarter of fiscal year 2003 to $5.4 million for the second quarter of fiscal year 2004. The increase was due to higher quantity of mask purchases as certain products in design are near production.

Amortization of other intangible assets was approximately $0.4 and $0.3 million for the second quarters of fiscal years 2003 and 2004, respectively.

We had lower balances of debt and more cash for short term investments in the current quarter, compared to the prior year second quarter; consequently, we had $0.1 million of net interest expense in the second quarter of fiscal year 2003 compared to $0.1 million of net interest income in the second quarter of fiscal year 2004.

The effective income tax rates were 33.0% for the respective second quarters of fiscal years 2003 and 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 30, 2003 COMPARED TO THE SIX MONTHS ENDED MARCH 28, 2004.

Net sales increased $18.6 million or 19.8% from $94.1 million for the first six months of fiscal year 2003 to $112.7 million for the first six months of fiscal year 2004. The increase included approximately $10.7 million, $4.9 million, $8.2 million and $3.9 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, offset by decreases of approximately $1.9 million and $7.2 million in shipments of medical products and of other products, respectively.

Net sales to OEM customers were approximately 60% and 61% of our total revenues for the first six months of fiscal years 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in the first six months of fiscal years 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	37%	41%
Medical	24%	18%
Notebooks/Monitors	11%	14%
Mobile Connectivity	5%	11%
Automotive	6%	8%
Others	17%	8%

Gross profit increased $9.6 million, from $27.8 million (29.5% of sales) for the first six months of fiscal year 2003 to $37.4 million (33.2% of sales) for the first six months of fiscal year 2004. The improvement in gross profit in the second quarter was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase 1 of our Capacity Optimization Enhancement Program; and 4) increased revenues. In the first six months of fiscal year 2004, costs of sales included approximately $1.1 million related to the consolidation of the wafer fabrication from Santa Ana to Microsemi Corp. - Integrated Products in Garden Grove, California (the “Integrated Products Group” or “IPG”), $0.8 million for time spent by existing employees in the consolidation of Santa Ana and approximately $0.8 million of excess manufacturing costs at our Watertown operations.

Selling, general and administrative expenses increased $1.0 million, from $18.1 million for the first six months of fiscal year 2003 to $19.1 million for the first six months of fiscal year 2004, primarily due to higher selling expenses associated with higher sales.

Research and development expenses increased $0.3 million from, $9.8 million for the first six months of fiscal year 2003 to $10.1 million for the first six months of fiscal year 2004. The increase was due to higher quantity of mask purchases as certain products in design are near production.

Amortization of other intangible assets was $0.7 million and $0.6 million for the first six months of fiscal years 2003 and 2004, respectively.

We had lower balances of debt and more cash for short term investments in the current six months, compared to the prior year six months; consequently, we had $0.1 million of net interest expense in the first six months of fiscal year 2003 compared to $0.1 million of net interest income in the first six months of fiscal year 2004.

The effective income tax rates were 33.0% for the respective first six months of fiscal years 2003 and 2004.

FINANCIAL CONDITION

In the first six months of fiscal year 2004, we financed our operations with cash from operations.

Net cash provided by operating activities was $3.7 million and $8.9 million for the six months of fiscal years 2003 and 2004, respectively. The net loss of $14.2 million for the six months of fiscal year 2003 included an after tax, non-cash charge of $14.7 million for impairment of goodwill, upon adoption of FAS 142 in fiscal year 2003. The $5.2 million increase in net cash provided by operating activities was mostly due to the improvement of operating income, excluding the effect of the aforementioned $14.7 million charge. The increase was also affected by the combined effect of other non-cash items included in income or expense, which included accounts receivable, inventories, accounts payable, and accrued liabilities. The change in accrued liabilities was primarily due to the accrued severance related to the consolidation of Santa Ana (see Note 9).

Net cash used in investing activities was $0.4 million and $3.1 million for the first six months of fiscal years 2003 and 2004, respectively. We spent $5.4 million and $3.2 million for capital equipment in the first six months of fiscal years 2003 and 2004, respectively. In fiscal year 2003, we received approximately $1.2 million from a note receivable and approximately $1.5 million from sale of the Carlsbad design center, $0.9 million from sale of stock of Semcon (net of the $0.6 million of cash in bank at date of disposition) and $1.2 million from sale of real estate in Watertown, Massachusetts.

Net cash (used for) provided by financing activities was ($3.7) million and $4.1 million for the first six months of fiscal years 2003 and 2004, respectively. We received $0.2 million and $4.1 million from exercises of stock options in the first six months of fiscal years 2003 and 2004, respectively.

We had $29.4 million and $39.2 million in cash and cash equivalents at September 28, 2003 and March 28, 2004, respectively.

Accounts receivable increased from $28.9 million at September 28, 2003 to $32.0 million at March 28, 2004. The Days Sales Outstanding (“DSO”) was 50 days at September 28, 2003 and at March 28, 2004, respectively.

Inventories were $53.7 million at September 28, 2003 and $55.1 million at March 28, 2004

At March 28, 2004 we had $37.6 million of current liabilities, an increase of $6.4 million from $31.2 million at September 28, 2003. The increase was primarily due to the accrued severance related to the consolidation of Santa Ana division (see Note 9).

At March 28, 2004, we had $4.4 million of the long-term portion of long-term debt and other long-term liabilities, down $0.2 million, or 0.04%, from $4.6 million at September 28, 2003. The decrease was due to the payment, as scheduled, of a portion of our long-term debt and installment payments due under the Supplemental Employment Retirement Plan for certain former long-term employees.

Current ratios were 3.8 to 1 at September 28, 2003 and 3.5 to 1 at March 28, 2004.

We have a $30.0 million credit line with a bank, which expires in March 2006 and includes a facility to issue letters of credit. As of March 28, 2004, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility.

As of March 28, 2004, we were in compliance with the covenants of our current bank credit agreement and leases.

The estimated cost to consolidate the Santa Ana plant, including severance payments to employees, relocations of equipment and employees, will be between $10.0 million to $15.0 million. We currently expect to complete the consolidation in fiscal year 2005. We estimated the total severance payments at $5.4 million, of which $0.1 million has been paid, $4.5 million will be paid within the next 12 months. The remainder of $0.8 million will be paid in the following nine months. We anticipate that the source for paying such costs will be our internally generated cash and cash equivalents. However we own the plant and the real estate in Santa Ana, California, and we expect to offer the property for sale at prevailing market prices when it is vacated. We could recoup a major portion of the consolidation-related costs from the future real estate sale proceeds.

We estimated the total severance payments for Watertown at $0.9 million, of which $0.1 million has been paid, and $0.6 million will be paid in the next 12 months. The remainder of $0.2 million will be paid in the following six months. We anticipate that the source for paying such costs will be our internally generated cash and cash equivalents.

As of the end of the second quarter of fiscal year 2004, we had no additional material commitments for capital expenditures.

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

The following table summarizes our undiscounted contractual payment obligations and commitments as of March 28, 2004:

Payment Obligations by Year (in 000’s)

	Capital leases	Long-term debt and other liabilities	Operating leases	Total
2004	$155	$171	$2,422	$2,748
2005	309	336	4,296	4,941
2006	301	183	2,229	2,713
2007	293	185	1,244	1,722
2008	293	155	1,069	1,517
Thereafter	5,920	266	2,917	9,103

Total	$7,271	$1,296	$14,177	$22,744

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include those that contain words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words or comparable words. In addition, all of the information herein that does not state an historical fact is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully complete announced plant closures and plant consolidations on the anticipated schedule and without unanticipated costs or expenses, that we will continue to retain the full-time services of all of our present executive officers and key employees, that we will be able to successfully resolve any disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect us materially or adversely, that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse changes in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our internal forecasts, which may in turn affect expectations or future results. We do not undertake to announce publicly the changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements.

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

Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies and our ability to realize cost savings.

Our manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new facilities or new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Although thus far our Optimisation Program has proceeded on schedule, our operating results also could be adversely affected by increased costs and expenses related to relocation of production between our facilities if we encounter difficulties or delays or a technical or regulatory nature, including any issues related to government or customer qualification of our other facilities and production lines for the production of hi-rel products.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

Our manufacturing operations, and the outside manufacturing operations, which we use increasingly, depend upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operation we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

Some of our products are manufactured, assembled and tested by third-party subcontractors. Some of these contractors are based in foreign countries. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers’ current demand for products, and these estimates are difficult to make. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of manufacturers. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results. Also these subcontractors must be qualified by U.S. government or customer for hi-rel processes. Historically DSCC has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move manufacturing offshore may be limited or delayed.

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

We could potentially lose the services of any of our senior management personnel at any time due to possible reasons that could include death, incapacity, calamity, military service, retirement, resignation or competing employers. Our execution of current plans would be adversely affected by the loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully.

Our future success depends, in part, upon our ability to continue to retain the services of our executive officers. That success also depends upon our ability to attract and retain other highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to do so to fill a key position. If we are unable to continue to retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

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

Since the beginning of fiscal year 2001, we closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). We sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to our consolidated revenues. We sold our Carlsbad design center in September 2002 and our equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002. In October 2003, we announced the consolidation of Microsemi Corp.—Santa Ana, of Santa Ana, California (“Santa Ana”). Santa Ana represents approximately 20% of our annual revenues, occupies 123,000 square feet and has approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on revenues; however, our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved if the consolidation is managed or executed ineffectively or inefficiently.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

At March 28, 2004 we had $3.3 million of goodwill; however, up to 100% of goodwill could be determined to be impaired during the evaluations required by FAS 142.

Significant accounting policies have material effects on our calculations and estimations of amounts of major items in our financial statements.

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

The market price of our stock has fluctuated widely. Between September 29, 2003 and March 28, 2004, the closing price of our common stock ranged between a low of $7.57 and a high of $16.36. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2006. At March 28, 2004, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

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

During our second fiscal quarter, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 19, 2003, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-Q.

On February 13, 2004, Richardson Electronics, Ltd. filed a Complaint against Microsemi Corporation in the Circuit Court of Kane County, Illinois. The Case No. is 04 LK 71. The complaint is seeking approximately $0.9 million as compensatory damages for alleged breach of contract against Microsemi. Richardson alleges that Microsemi’s failure to pay Richardson to repurchase a quantity of product returned by Richardson allegedly is a breach of the parties’ distribution agreement and a purchase order issued by Richardson for certain goods. We dispute that Richardson had such alleged rights to return the goods. On May 6, 2004, Microsemi filed an Answer to Richardson’s Complaint. We are vigorously contesting the suit. We expect that a trial date will be set after completion of discovery, pursuant to the court’s 90-day schedule adopted May 6, 2004.

We are also involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date).

Stockholders received one additional share of common stock for every one share held as of the record date.

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

The dividend were distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004.

As a result of the stock split, our outstanding shares of common stock increased at the time of the dividend distribution by 100% to 59,206,574 shares, from 29,603,287 shares that were previously outstanding or held in treasury.

Our Certificate of Incorporation authorizes us to issue up to 100,000,000 shares of Common Stock, par value $0.20 per share, and 1,000,000 shares of Preferred Stock, par value $1.00 per share. There are 100,000 shares of Preferred Stock that are designated Series A Junior Participating Preferred Stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An election of the Board of Directors was held at the Annual Meeting of Stockholders held on February 25, 2004.

(b)	Names and personal information about the nominees to the Board of Directors were Included in the Proxy Statement dated January 23, 2004.

(c)	Votes were received fro each of the nominees to the Board of Directors as follows:

	For	Withheld
James J. Peterson	26,905,884	702,031
Dennis R. Leibel	25,828,810	1,779,105
William E. Bendush	26,599,387	1,008,528
Thomas R. Anderson	25,823,950	1,783,965
Nick E. Yocca	16,807,921	10,799,994
William L. Healey	26,138,157	1,469,758
Harold A. Blomquist	26,892,294	715,621

Item 5.	OTHER INFORMATION

(a)	None

(b)	The Committee Charter of the Governance and Nominating Committee of the Board of Directors of the Company provides as of May 4, 2004, “The [Governance and Nominating] Committee shall review, investigate and recommend to the Board whether it should accept or reject for election to the Board each nominee suggested by any stockholder of the Company.” The Committee will consider for nomination persons recommended by the Company’s security holders in writing. These recommendations should be addressed to Microsemi Corporation, Attention: David R. Sonksen, Secretary, and must include that person’s resume and your statement in writing of the reasons that the person being recommended is well qualified.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.85.7	Seventh Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (filed herewith)

10.85.8	Eighth Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(b)	Reports on Form 8-K:

We furnished the SEC with a Form 8-K on January 24, 2004, under Item 7 and Item 9 (to furnish the information required by Item 12), attaching the news release related to our earnings for the quarter ended December 28, 2003.

We furnished the SEC with a Form 8-K on April 22, 2004, under Item 7 and Item 12, attaching the news release related to our earnings for the quarter ended March 28, 2004.

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

MICROSEMI CORPORATION

DATED: May 10, 2004	By:	/s/ DAVID R. SONKSEN

David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description

10.85.7	Seventh Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (filed herewith)

10.85.8	Eighth Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350