Form 10-Q
period 2004-06-27
MICROSEMI CORP
filed 2004-08-06
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2004

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 22, 2004 was 59,630,184.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended June 27, 2004 of Microsemi Corporation and Subsidiaries (“Microsemi”, “the Company”, “we”, “our”, “ours” and “us”), the unaudited consolidated statements of cash flows for the nine months ended June 27, 2004, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheets as of June 27, 2004 (unaudited) and as of September 28, 2003, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 28, 2003	June 27, 2004
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,353	$41,160
Accounts receivable, net of allowance for doubtful accounts, $1,445 at September 28, 2003 and $1,351 at June 27, 2004	28,866	33,837
Inventories	53,679	58,555
Deferred income taxes	5,239	5,239
Other current assets	1,234	2,906

Total current assets	118,371	141,697

Property and equipment, net	62,973	61,444
Deferred income taxes	10,162	10,162
Goodwill	3,258	3,258
Other intangible assets, net	6,622	5,714
Other assets	4,257	4,262

TOTAL ASSETS	$205,643	$226,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$121
Current maturity of long-term debt	89	89
Accounts payable	11,918	14,289
Accrued liabilities	14,910	22,287
Income taxes payable	4,165	5,827

Total current liabilities	31,203	42,613

Long-term debt	449	406

Other long-term liabilities	4,131	3,940

Stockholders’ equity (see Note 10):
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 58,204 and 59,598 at September 28, 2003 and June 27, 2004, respectively	5,821	11,921
Capital in excess of par value of common stock	120,134	119,023
Retained earnings	43,915	48,653
Accumulated other comprehensive loss	(10)	(19)

Total stockholders’ equity	169,860	179,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,643	$226,537

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarters Ended
	June 29, 2003	June 27, 2004
Net sales	$50,534	$64,130
Cost of sales	34,230	42,282

Gross profit	16,304	21,848

Operating expenses:
Selling, general and administrative	9,351	9,816
Research and development	4,974	5,250
Amortization of intangible assets	303	302
Restructuring charges	—	1,277

Total operating expenses	14,628	16,645

Operating income	1,676	5,203

Other income (expense):
Interest, net	67	56
Other, net	2	(12)

Total other income	69	44

Income before income taxes	1,745	5,247

Provision for income taxes	576	1,732

NET INCOME	$1,169	$3,515

Earnings per share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

Common and common equivalent shares outstanding:
Basic	57,910	59,483

Diluted	59,156	62,608

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Nine Months Ended
	June 29, 2003	June 27, 2004
Net sales	$144,620	$176,820
Cost of sales	100,560	117,540

Gross profit	44,060	59,280

Operating expenses:
Selling, general and administrative	27,459	28,876
Research and development	14,762	15,362
Amortization of intangible assets	1,016	908
Restructuring charges	686	7,241
Gain on sales of assets, net	(2,393)	—

Total operating expenses	41,530	52,387

Operating income	2,530	6,893

Other income (expense):
Interest, net	(71)	197
Other, net	(25)	(18)

Total other income (expense)	(96)	179

Income before income taxes	2,434	7,072
Provision for income taxes	803	2,334

Income before cumulative effect of a change in accounting principle	1,631	4,738

Cumulative effect of a change in accounting principle, net of income taxes	(14,655)	—

Net income (loss)	$(13,024)	$4,738

Basic and Diluted earnings (loss) per share:
Earnings before cumulative effect of a change in accounting principle	$0.03	$0.08
Cumulative effect of a change in accounting principle	(0.25)	—

Earnings (loss) per share	$(0.22)	$0.08

Common and common equivalent shares outstanding:
-Basic	57,862	58,529

-Diluted	58,550	61,327

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	June 29, 2003	June 27, 2004
Cash flows from operating activities:
Net income (loss)	$(13,024)	$4,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,936	9,065
Provision for doubtful accounts	220	65
(Gain) loss on dispositions and retirements of assets	(850)	87
Impairment of goodwill, net of income taxes	14,655	—
Changes in assets and liabilities
Accounts receivable	3,699	(5,036)
Inventories	(1,002)	(4,876)
Other current assets	(120)	(250)
Accounts payable	(2,263)	2,371
Accrued liabilities	(561)	7,377
Income taxes payable	714	1,662
Other long-term liabilities	(16)	(191)

Net cash provided by operating activities	9,388	15,012

Cash flows from investing activities:
Purchases of property and equipment	(8,504)	(8,137)
Changes in other assets	1,338	(5)
Proceeds from sales of assets	3,627	—

Net cash used in investing activities	(3,539)	(8,142)

Cash flows from financing activities:

Payments of long-term debt	(3,960)	(43)
Exercise of employee stock options	318	4,989

Net cash provided by (used in) financing activities	(3,642)	4,946

Effect of exchange rate changes on cash	3	(9)

Net increase in cash and cash equivalents	2,210	11,807
Cash and cash equivalents at beginning of period	23,060	29,353

Cash and cash equivalents at end of period	$25,270	$41,160

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2004

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (“Microsemi”, “the Company”, “we”, “our”, “ours” and “us”). Intercompany transactions have been eliminated in consolidation

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the quarter or the nine months ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

2. INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 28, 2003	June 27, 2004
Raw materials	$13,696	$12,910
Work in process	25,505	31,535
Finished goods	14,478	14,110

	$53,679	$58,555

3. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp. - Colorado (“the Subsidiary”) had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for the quarters and nine months ended June 29, 2003 and June 27, 2004 were calculated as follows (amounts in 000’s):

	Quarters Ended		Nine Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net income (loss)	$1,169	$3,515	$(13,024)	$4,738
Translation adjustment	3	—	3	(9)

Comprehensive income (loss)	$1,172	$3,515	$(13,021)	$4,729

5. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

After the close of trading on February 20, 2004, a 2-for-1 stock split of shares of our common stock effected by means of a stock dividend. This stock split has been reflected in the following calculation of earnings per share for all periods presented (see Note 10).

Earnings per share (“EPS”) for the respective quarters and respective nine months ended June 29, 2003 and June 27, 2004 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
BASIC

Net income (loss)	$1,169	$3,515	$(13,024)	$4,738

Weighted-average common shares outstanding	57,910	59,483	57,862	58,529

Basic earnings (loss) per share	$0.02	$0.06	$(0.22)	$0.08

DILUTED

Net income (loss)	$1,169	$3,515	$(13,024)	$4,738

Weighted-average common shares outstanding for basic	57,910	59,483	57,862	58,529
Dilutive effect of stock options	1,246	3,125	688	2,798

Weighted-average common shares outstanding on a diluted basis	59,156	62,608	58,550	61,327

Diluted earnings (loss) per share	$0.02	$0.06	$(0.22)	$0.08

Approximately 5,834,000 and 540,000 options were not included in the computation of diluted EPS in the third quarters of fiscal years 2003 and 2004, respectively, and 7,968,000 and 361,000 options were not included in the computation of diluted EPS in the first nine months of fiscal years 2003 and 2004, respectively, as they would have been antidilutive.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity even if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003.

In December 2003, the FASB replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.

We did not have any interest in any variable interest entity or any special-purpose entity; therefore, adoptions of FIN 46 and FIN 46R did not have any effect on our financial position, results of operations and cash flows.

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

The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings (loss) per share):

	Quarters Ended		Nine Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net income (loss), as reported	$1,169	$3,515	$(13,024)	$4,738

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,536)	(2,002)	(3,984)	(6,548)

Pro forma net income (loss)	$(367)	$1,513	$(17,008)	$(1,810)

Earnings (loss) per share:
Basic - as reported	$0.02	$0.06	$(0.22)	$0.08

Basic - pro forma	$(0.01)	$0.03	$(0.29)	$(0.03)

Diluted - as reported	$0.02	$0.06	$(0.22)	$0.08

Diluted - pro forma	$(0.01)	$0.02	$(0.29)	$(0.03)

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Nine Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Risk free interest rate	2.52%	3.95%	2.67%	3.34%
Expected dividend yield	None	None	None	None
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	76.0%	79.0%	76.0%	79.0%

8. SEGMENT INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas is as follows (amounts in thousands):

	Nine Months Ended
	June 29, 2003	June 27, 2004
Net sales:
United States
Sales to unaffiliated customers	$127,202	$152,980
Intergeographic sales	13,931	17,823
Europe
Sales to unaffiliated customers	17,328	22,505
Intergeographic sales	112	419
Asia
Sales to unaffiliated customers	90	1,335
Intergeographic sales	713	135
Eliminations of intergeographic sales	(14,756)	(18,377)

Total	$144,620	$176,820

Income (loss) from operations:
United States	$2,414	$5,297
Europe	632	1,827
Asia	(516)	(231)

Total	$2,530	$6,893

Capital expenditures:
United States	$8,228	$7,947
Europe	34	130
Asia	242	60

Total	$8,504	$8,137

Depreciation and amortization:
United States	$7,733	$8,709
Europe	165	156
Asia	38	200

Total	$7,936	$9,065

	September 28, 2003	June 27, 2004
Identifiable assets:
United States	$192,558	$206,697
Europe	10,551	17,025
Asia	2,534	2,815

Total	$205,643	$226,537

9. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the CDI, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

At June 27, 2004, the remaining restructuring balance of $0.2 million of Phase 1 relates to the renovation of the leased facilities. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(120)	(120)

Balance at June 27, 2004		$179	$179

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana represented approximately 20% of our shipments in fiscal year 2003, had approximately 380 employees and occupies 123,000 square feet in two facilities, one owned and one leased.

Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.4 million, of which, $4.9 million and $0.3 million were recorded in the nine months ended June 27, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We recorded $1.0 million for impairment related to the leased facility in Santa Ana. We also recorded $0.2 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. The consolidation of Santa Ana is currently expected to be completed in fiscal year 2005. However, the exact timing depends on the readiness at Scottsdale, Lawrence and IPG and the acceptances by customers of the processes transferred to these facilities. We have assigned a transition team to coordinate these efforts to minimize any potential adverse financial impact due to this consolidation.

The following table reflects the activities related to the consolidation of Santa Ana and the Accrued Liabilities in the consolidated balance sheets at June 27, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Impairment of Assets	Total
Provisions	$5,234	$198	$1,000	$6,432
Cash expenditures	(504)	(198)		(702)
Other non-cash write off			(1,000)	(1,000)

Balance at June 27, 2004	$4,730	$—	$—	$4,730

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. The production will be moved to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded as incurred in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments are approximately $0.9 million, of which, $0.7 million and $0.1 million were recorded in the nine months ended June 27, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 32 employees, including 9 management positions. We do not anticipate any material charge for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in Accrued Liabilities in the consolidated balance sheets at June 27, 2004 (amounts in 000s):

Employee Severance
Provision	$809
Cash expenditure	(199)

Balance at June 27, 2004	$610

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

We currently serve a broad group of customers. None of our customers accounts for more than 5% of our total revenues in the first nine months of fiscal year 2004. The following are our major customers: Seagate Technology (5%), Guidant Corporation (5%), The Boeing Co. (3%), Siemens AG (2%), Raytheon Co. (2%), Medtronic Incorporated (2%), and BAE Systems (2%). The percentage amounts in parenthesis are the approximate sales to these customers as percentages of our revenues in the first nine months of fiscal year 2004.

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the CDI, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

At June 27, 2004, the remaining restructuring balance of $0.2 million of Phase 1 relates to the renovation of the leased facilities. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(120)	(120)

Balance at June 27, 2004		$179	$179

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana represented approximately 20% of our shipments in fiscal year 2003, had approximately 380 employees and occupies 123,000 square feet in two facilities, one owned and one leased.

Restructuring-related costs have been and will be recorded as incurred in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.4 million, of which, $4.9 million and $0.3 million were recorded in the nine months ended June 27, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We recorded $1.0 million for impairment related to the leased facility in Santa Ana. We also recorded $0.2 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. The consolidation of Santa Ana is currently expected to be completed in fiscal year 2005. However, the exact timing depends on the readiness at Scottsdale, Lawrence and IPG and the acceptances by customers of the processes transferred to these facilities. We have assigned a transition team to coordinate these efforts to minimize any potential adverse financial impact due to this consolidation.

The consolidation of Santa Ana is expected to result, subsequent to its completion, in annual cost savings of $8 million to $12 million from the elimination of redundant facilities and related expenses and employee reductions. Further, we own the plant and the real estate in Santa Ana, California, and we expect to offer the property for sale at the prevailing market price which is expected to exceed book value.

The following table reflects the activities related to the consolidation of Santa Ana and the Accrued Liabilities in the consolidated balance sheets at June 27, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Impairment of Assets	Total
Provisions	$5,234	$198	$1,000	$6,432
Cash expenditures	(504)	(198)		(702)
Other non-cash write off	—	—	(1,000)	(1,000)

Balance at June 27, 2004	$4,730	$—	$—	$4,730

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. The production will be moved to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded as incurred in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments are approximately $0.9 million, of which, $0.7 million and $0.1 million were recorded in the nine months ended June 27, 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 32 employees, including 9 management positions. We do not anticipate any material charge for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the liability in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The final phase of the consolidation of Watertown is expected to result subsequently in annual cost savings of approximately $1.0 million from the eliminations of redundant facilities, employee reductions, and associated costs.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in Accrued Liabilities in the consolidated balance sheets at June 27, 2004 (amounts in 000s):

Employee Severance
Provision	$809
Cash expenditure	(199)

Balance at June 27, 2004	$610

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2003 COMPARED TO THE QUARTER ENDED JUNE 27, 2004.

Net sales increased $13.6 million or 26.9% from $50.5 million for the third quarter of fiscal year 2003 (“2003”) to $64.1 million for the third quarter of fiscal year 2004 (“2004”). The increase included approximately $5.6 million, $2.0 million, $5.8 million and $2.3 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, offset by approximately $1.2 million and $0.9 million in lower shipments of medical products and of other products, respectively.

Sales to OEM’s represented approximately 58% and 59% of our revenues in 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) for 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	41%	41%
Medical	24%	17%
Computer/ Peripheral	10%	11%
Mobile Connectivity	5%	13%
Automotive	7%	9%
Others	13%	9%

Gross profit increased $5.5 million, from $16.3 million (32.3% of sales) for 2003 to $21.8 million (34.1% of sales) for 2004. The improvement in gross profit in the third quarter was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase 1 of our Capacity Optimization Enhancement Program; and 4) increased revenues. In 2004, costs of sales included approximately $0.6 million related to the consolidation of the wafer fabrication from Santa Ana to Microsemi Corp. -Integrated Products in Garden Grove, California (the “Integrated Products Group” or “IPG”), $0.4 million for time spent by employees for the consolidation of Santa Ana, $0.5 million of expenses related to a product line that we discontinued in June 2004 and $0.2 million of excess capacity at our Watertown operations.

Selling, general and administrative expenses increased $0.4 million, from $9.4 million for 2003 to $9.8 million for 2004, primarily due to higher selling expenses associated with higher sales.

Amortization of other intangible assets was approximately $0.3 million for each of the third quarters of fiscal years 2003 and 2004, respectively.

The effective income tax rates were 33.0% for the respective third quarters of fiscal years 2003 and 2004.

In 2004, restructuring charges of $1.3 million included approximately $0.2 million of accrued severance payments, $1.0 million of estimated impairment of leasehold improvements relating to the leased building in Santa Ana, California and $0.1 million for other expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 29, 2003 COMPARED TO THE NINE MONTHS ENDED JUNE 27, 2004.

Net sales increased $32.2 million or 22.3% from $144.6 million for the first nine months of fiscal year 2003 (“2003”) to $176.8 million for the first nine months of fiscal year 2004 (“2004”). The increase included approximately $16.3 million, $6.9 million, $14.0 million and $6.2 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, offset by decreases of approximately $3.1 million and $8.1 million in lower shipments of medical products and of other products, respectively.

Sales of OEM’s represented approximately 59% and 60% of our revenues in 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	38%	41%
Medical	24%	17%
Notebooks/Monitors	11%	12%
Mobile Connectivity	5%	12%
Automotive	6%	9%
Others	16%	9%

Gross profit increased $15.2 million, from $44.1 million (30.5% of sales) for 2003 to $59.3 million (33.5% of sales) for 2004. The improvement in gross profit in the current nine months was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase 1 of our Capacity Optimization Enhancement Program; and 4) increased revenues. In the first nine months of fiscal year 2004, costs of sales included approximately $1.7 million related to the consolidation of the wafer fabrication from Santa Ana to Microsemi Corp. -Integrated Products in Garden Grove, California (the “Integrated Products Group” or “IPG”), $1.1 million for time spent by existing employees for the consolidation of Santa Ana, $0.5 million of expenses related to a product line that we discontinued in June 2004 and $1.2 million of excess capacity at our Watertown operations.

Selling, general and administrative expenses increased $1.4 million, from $27.5 million for 2003 to $28.9 million for 2004, primarily due to higher selling expenses associated with higher sales.

Amortization of other intangible assets was $1.0 million and $0.9 million for 2003 and 2004, respectively.

In 2004, restructuring charges of $7.2 million included approximately $6.0 million of accrued severance payments, $1.0 million of estimated impairment of leasehold improvements relating to the leased building in Santa Ana, California and $0.2 million for other expenses.

We had lower average balances of debt and more cash for short-term investments in the current nine months, compared to the prior year nine months; consequently, we had $0.1 million of net interest expense in 2003 compared to $0.2 million of net interest income in 2004.

The effective income tax rates were 33.0% for the respective first nine months of fiscal years 2003 and 2004.

FINANCIAL CONDITION

In the first nine months of fiscal year 2004 (“2004”), we financed our operations with cash from operations.

Net cash provided by operating activities was $9.4 million and $15.0 million for the first nine months of fiscal years 2003 (“2003”) and 2004, respectively. The net loss of $13.0 million for 2003 included an after tax, non-cash charge of $14.7 million for impairment of goodwill, upon adoption of FAS 142 in fiscal year

2003. The $5.6 million increase in net cash provided by operating activities was mostly due to the improvement of operating income, excluding the effect of the aforementioned $14.7 million charge. The increase was also affected by the combined effect of other non-cash items included in income or expense, and changes in operating assets and liabilities such as accounts receivable, inventories, accounts payable, and accrued liabilities.

Accounts receivable increased from $28.9 million at September 28, 2003 to $33.8 million at June 27, 2004. The increase of accounts receivable was primarily due to higher sales in the third quarter of fiscal year 2004 compared with sales in the fourth quarter of fiscal year 2003. The Days Sales Outstanding (“DSO”) was 50 days and 48 days at September 28, 2003 and at June 27, 2004, respectively.

Inventories were $53.7 million at September 28, 2003 and $58.6 million at June 27, 2004. The increase in inventory was necessary to cover shipments during changes of manufacturing locations due to our consolidations program as well as for the anticipated higher revenues in the fourth quarter.

At June 27, 2004 we had $42.6 million of current liabilities, an increase of $11.4 million from $31.2 million at September 28, 2003. The increase was primarily due to accrued severance payments related to the consolidations of the Santa Ana and Watertown divisions (see Note 9) and income tax payable, which will be paid later in the year.

Net cash used in investing activities was $3.5 million and $8.1 million for 2003 and 2004, respectively. We spent $8.5 million and $8.1 million for capital equipment in 2003 and 2004, respectively. In 2003, we received approximately $1.3 million from a note receivable, $1.5 million from sale of the Carlsbad design center, $0.9 million from sale of stock of Semcon (net of the $0.6 million of cash in bank at date of disposition) and $1.2 million from sale of real estate in Watertown, Massachusetts.

Net cash (used for) provided by financing activities was ($3.6) million and $4.9 million for 2003 and 2004, respectively. In 2003, we paid off approximately $3.9 million of the Santa Ana Industrial Development Revenue Bonds. We received $0.3 million and $5.0 million from exercises of stock options in 2003 and 2004, respectively.

At June 27, 2004, we had $4.3 million of the long-term portion of long-term debt and other long-term liabilities, down $0.3 million, or 6.5%, from $4.6 million at September 28, 2003. The decrease was due to the payment, as scheduled, of a portion of our long-term debt and installment payments due under the Supplemental Employment Retirement Plan for certain former long-term employees.

We had $29.4 million and $41.2 million in cash and cash equivalents at September 28, 2003 and June 27, 2004, respectively.

Current ratios were 3.8 to 1 at September 28, 2003 and 3.3 to 1 at June 27, 2004.

We have a $30.0 million credit line with a bank, which expires in March 2006 and includes a facility to issue letters of credit. As of June 27, 2004, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility.

As of June 27, 2004, we were in compliance with the covenants of our current bank credit agreement and leases.

The estimated cost to consolidate Santa Ana, including severance payments to employees, relocations of equipment and employees, is expected to be between $10.0 million to $15.0 million. We currently expect to complete the consolidation in fiscal year 2005. We estimated the total severance payments at $5.4 million, of which $0.5 million has been paid, and $4.0 million will be paid within the next 12 months. The remainder of $0.9 million will be paid in the following nine months. We anticipate that the source for paying such costs will be our internally generated cash and cash equivalents. However we own the plant and real estate in Santa Ana, California, and we expect to offer the property for sale at prevailing market prices. We expect to recoup a major portion of the consolidation-related costs from the future real estate sale proceeds.

We estimated the total severance payments for Watertown at $0.9 million, of which $0.2 million has been paid, and $0.7 million will be paid in the next 12 months. We anticipate that the source for paying such costs will be our internally generated cash and cash equivalents.

As of June 27, 2004, we had no additional material commitments for capital expenditures.

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

The following table summarizes our undiscounted contractual payment obligations and commitments as of June 27, 2004:

Payment Obligations by Year (in 000’s)

	Capital leases	Long-term debt and other liabilities	Operating leases	Total
2004	$115	$533	$963	$1,611
2005	336	2,277	2,833	5,446
2006	304	4,039	2,106	6,449
2007	293	3,318	1,320	4,931
2008	293	336	457	1,086
Thereafter	5,920	760	2,295	8,975

Total	$7,261	$11,263	$9,974	$28,498

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity even if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003.

In December 2003, the FASB replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.

We did not have any interest in any variable interest entity or any special-purpose entity; therefore, adoptions of FIN 46 and FIN 46R did not have any effect on our financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 28, 2003. We believe that at June 27, 2004, there has been no material change to this information.

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

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully complete announced plant closures and plant consolidations on the anticipated schedule and without unanticipated costs or expenses, that we will continue to retain the full-time services of all of our present executive officers and key employees, that we will be able to successfully resolve any disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect us adversely, that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse changes in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our internal forecasts, which may in turn affect expectations or future results. We do not undertake to announce publicly the changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements.

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

Since the beginning of fiscal year 2001, we closed Microsemi PPC Inc. and ceased the operations at Microsemi (H.K.) Ltd. (Hong Kong). We sold the business of Microsemi RF Products, Inc. in fiscal year 2002, which management believes would have contributed revenues of approximately $9.0 million to $11.0 million per year to our consolidated revenues. We sold our Carlsbad design center in September 2002 and our equity interest in Semcon Electronics Private Limited of Mumbai, India in October 2002. In October 2003, we announced the consolidation of Microsemi Corp. - Santa Ana, of Santa Ana, California (“Santa Ana”). Santa Ana represented approximately 20% of our annual revenues in fiscal 2003, had approximately 380 employees and occupies 123,000 square feet facilities. The consolidation of Santa Ana is expected to result in minimal impact on revenues; however, our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved if the consolidation is managed or executed ineffectively or inefficiently.

We may consolidate, close or sell additional facilities, possibly resulting in loss of revenues and net income. We may be unsuccessful in our efforts to consolidate our business into fewer facilities and retain all of our revenues and income of those operations. While we hope to increase our manufacturing capacity utilization rates at remaining operations, the remaining operations will bear the corporate administrative and overhead costs that had been allocated to the discontinued business units.

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

At June 27, 2004 we had $3.3 million of goodwill; however, up to 100% of goodwill could be determined to be impaired during the evaluations required by FAS 142.

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

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to FASB Statement 123 (“FASB 123”), as amended by FASB Statement 148 (“FAS 148”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard allows an option to charge to earnings the value arising from the grant of stock options. These compensation charges are not included in our financial statements, except for the disclosure required by FASB 123, as amended that we have set forth in Note 7. We have adopted FASB 123, as amended to the extent that it requires disclosure in the notes.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between September 29, 2003 and June 27, 2004, the price of our common stock ranged between a low of $7.38 and a high of $17.10. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2006. At June 27, 2004, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

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

During our third fiscal quarter, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, as part of our future evaluation of our disclosure controls and procedures and internal controls.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 19, 2003, or our Forms 10-Q as filed on February 10, 2004 and May 12, 2004, respectively, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-Q.

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

We furnished the SEC with a Form 8-K on April 22, 2004, under Item 7 and Item 9 (relating to Item 12), attaching the news release related to our earnings for the quarter ended March 28, 2004.

We furnished the SEC with a Form 8-K on July 22, 2004, under Item 7 and Item 12, attaching the news release related to our earnings for the quarter ended June 27, 2004.

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

MICROSEMI CORPORATION

DATED: August 5, 2004	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
10.91	Board Member Retirement Process (1)

Retiree	Annual rate
Chairman	$20,000
Other Directors	$10,000

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2002 with the Commission for the fiscal year ended September 29, 2002.