Form 10-K
period 2004-09-26
MICROSEMI CORP
filed 2004-12-10
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2004

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

Registrant’s telephone number, including area code (949) 221-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

$0.20 par value Common Stock,

Series A Junior Participating Preferred Stock, and

Rights to Purchase Series A Junior Participating Preferred Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 28, 2004 was approximately $824,582,000.

The number of outstanding shares of Common Stock on November 10, 2004 was 59,974,792.

Documents Incorporated by Reference

Part III: Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 23, 2005. This proxy statement will be filed not later than 120 days after the close of Registrant’s fiscal year ended September 26, 2004.

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

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas. (See Note 12 to the Consolidated Financial Statements for geographic information on revenues, operating results and total assets.)

We are an accelerated filer as defined in section §240.12b-2 Rule 12b-2. We filed forms 10-Q, 10-K, 8-K and other reports to the SEC as required. The public may read and copy any materials that we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings. The address of that site is http://www.sec.gov.

Our web site address is http://www.microsemi.com. Our filings with the SEC on Form 10-K, 10-Q and 8-K, and amendments, are made accessible on such web site as soon as practicable and always free of charge. Such web site is not intended to constitute any part of this report.

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

Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and/or a loss of our market share to competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize much of the semiconductor industry. A fundamental shift in technologies in our product markets could have material adverse effects on our competitive position within the industry.

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

We rely heavily on our proprietary technologies. Our future success and competitive position may depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have significant patent protection on many aspects of our technology. Our reliance upon protection of some of our technology as “trade secrets” will not necessarily protect us from the use by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. Others may be able to independently duplicate or exceed our technology in whole or in part. We may not be successful in maintaining the confidentiality of our technology, dissemination of which could have material adverse effects on our business. In addition, litigation may be necessary to determine the scope and validity of our proprietary rights. In instances in which we hold any patents or patent licenses, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. While we are not currently engaged as a defendant in intellectual property litigation that we believe will have a material adverse effect on us, we could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others. We are involved in certain patent litigation (see Legal Proceedings) which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a negative effect on our future results.

If any such infringements exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have material adverse effects on our operating results, financial condition and cash flows.

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

We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or cancelled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have material adverse effects on our business, financial condition, results of operations and cash flows.

Variability of our manufacturing yields may affect our gross margins.

Our manufacturing yields vary significantly among products, depending on the complexity of a particular product’s design and our experience in manufacturing that type of product. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins.

The fabrication of products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties include:

•	Defects in masks, which are used to transfer circuit patterns onto our wafers;

•	Impurities in the materials used;

•	Contamination of the manufacturing environment; and

•	Equipment failure.

Because a large portion of our costs of manufacturing is relatively fixed, and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, our process technology has primarily used standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon circuit devices. We may be unable to continue to improve yields in the future, and we may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

Our inventories may become obsolete and other assets may be subject to risks.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Life cycles for some of our products can be as short as 6 to 24 months. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. The asset values determined under Generally Accepted Accounting Principles for inventory and other assets each involve the making of material estimates by us, many of which could be based on mistaken assumptions or judgments. See “There may be goodwill impairments that would adversely affect Microsemi” and “There may be impairments of long-lived assets that would adversely affect Microsemi”.

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

In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products may be greater in those foreign countries. We may experience material adverse effects on our financial condition, operating results and cash flows in the future.

Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies and our ability to realize cost savings.

Our manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new facilities or new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Although thus far our Capacity Optimization Enhancement Program has proceeded on schedule, our operating results also could be adversely affected by increased costs and expenses related to relocation of production between our facilities if we encounter difficulties or delays or a technical or regulatory nature, including any issues related to government or customer qualification of our other facilities and production lines for the production of hi-rel products.

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

Some of our products are manufactured, assembled and tested by third-party subcontractors. Some of these contractors are based in foreign countries. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers’ current demand for products, and these estimates are difficult to make. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have material adverse effects on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

We depend on third party subcontractors in Asia for assembly and packaging of a portion of our products. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Although we seek to reduce our dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available.

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results. Also these subcontractors must be qualified by the U.S. government or customer for hi-rel processes. Historically DSCC has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

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

Reliance on government contracts for a portion of our sales could have material adverse effects on results of operations.

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

Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers or other key management personnel.

We could potentially lose the services of any of our senior management personnel at any time due to possible reasons that could include death, incapacity, calamity, military service, retirement, resignation or competing employers. Our execution of current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the necessary expertise are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, as well as retirement or disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to do so to fill a key position. If we are unable to continue to retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

Failure to manage consolidation of operations effectively could adversely affect our ability to increase revenues and improve earnings.

Our ability to successfully offer our products in the semiconductor market requires effective planning and management processes. Our Capacity Optimization Enhancement Program, with consolidations and realignments of operations, and expected future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems and procedures which could negatively affect our results. In addition, we will need to continue to train and manage our workforce worldwide.

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

We have in the past acquired a number of businesses or companies, and additional product lines and assets. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

We have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume.

In October 2003, we announced the consolidation of Microsemi Corp. - Santa Ana, of Santa Ana, California (“Santa Ana”). Santa Ana whose manufacturing represented approximately 20% of our annual revenues in fiscal 2003, had approximately 380 employees and occupied 123,000 square feet in owned and leased facilities. The consolidation of Santa Ana is expected to result in minimal impact on revenues; however, our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved if the consolidation is managed or executed ineffectively or inefficiently.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcement may include various accounting charges, an inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into fewer facilities. The major challenge of transferring locations of our high-reliability component manufacturing is that first we must be finished qualifying the new facility appropriately. While we plan generally to retain all of our revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income, that had been allocated to the discontinued business units.

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

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our operating results and financial condition.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

We may not make the sales that are indicated by order rates or our book-to-bill ratio and our book-to-bill ratio may become less meaningful.

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

The percentage of our business represented by space/satellite and defense products may decline. If this occurs, we anticipate that our book-to-bill ratio will become less meaningful. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times. Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders that are scheduled for delivery within 12 months.

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

Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets and others.

We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

•	Changes in projected future cash flows from long-lived assets.

An evaluation under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. As a result of our analysis, we will record a charge when we determine that our amortizable intangible assets or other long-lived assets have been impaired. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Potential impairment of existing long-lived assets and of long-lived assets that we acquire in the future, could also affect our future results of operations and balances in a similar way.

There may be goodwill impairments that would adversely affect Microsemi.

All public companies were required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives are no longer being amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess the carrying value of goodwill. If we determine that impairment exists, we will record a charge to earnings and a reduction in goodwill on our balance sheet. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge to earnings equal to the excess of the carrying value of goodwill over its then fair value. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

At September 26, 2004 we had $3.3 million of goodwill; however, up to 100% of goodwill could be determined to be impaired during future evaluations required by FAS 142.

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

We record reductions to revenues for estimated allowances such as returns, rebate and competitive pricing programs. If actual returns, rebate and/or pricing adjustments exceed estimates, additional reductions to revenues would result.

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

There is more than one way under Generally Accepted Accounting Principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to FASB Statement 123 (“FASB 123”), as amended by FASB Statement 148 (“FAS 148”) would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We account for employee options for financial and accounting purposes under APB 25, which does not count the grant of stock or options as an expense in the way that FASB 123 would. The latter standard allows an option to charge to earnings the value arising from the grant of stock options. These compensation charges are not included in our financial statements, except for the disclosure required by FASB 123, as amended that we have set forth in Note 1. We have adopted FASB 123, as amended to the extent that it requires disclosure in the notes.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between September 29, 2003 and September 26, 2004, the price of our common stock ranged between a low of $7.57 and a high of $16.36. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

INTERNAL CONTROLS/SARBANES-OXLEY SECTION 404

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake, in fiscal year 2005, a thorough re-examination of our internal control systems and procedures for financial reporting. We also are required to completely document and test those systems. Ultimately, our management will be responsible to report to our stockholders in the fiscal year 2005 annual report about the condition of our internal control systems, and our auditors will be requested to attest to that report. The independent public accounting firm that audits our financial statements will review our systems for weaknesses and comment on any material weaknesses. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

We are uncertain about the total costs we will incur, although we know they will at least be substantial. There is great demand for consultants in the relevant area, and their fees reflect the short supply, which was caused by thousands of companies concurrently dealing with the requirement. (Section 404 applies to other public companies as well, although implementation dates vary from company to company.) The consultants will charge based on hours worked, and the actual work may materially exceed the estimates we have received from the consultants. Unforeseen challenges could be encountered that require additional work, as well as additional time. In order to meet our deadlines, we may incur material expenses and costs for overtime and additional consulting fees and charges.

Our filing of our fiscal year 2005 annual report on a timely basis will depend upon our timely completion of these tasks and our independent public accounting firm’s timely completion of the review of our internal control systems. Our independent public accounting firm is responsible for auditing and reviewing managements’ reports of many other companies, and our deadlines could be difficult for them to meet. A late annual report could have material adverse effects on us, both legally and with respect to the opinions of the participants in the securities market.

Any discovery of any material irremediable weakness in our internal control systems or procedures for financial reporting could have material adverse effects on us. It could cause our independent accountants to qualify or limit their attestation to management’s report or even limit or qualify their audit opinion, and either of those outcomes could have material adverse effects on us.

PRODUCTS

We are a leading designer, manufacture and marketer of high performance analog and mixed-signal integrated circuits and high reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implantable medical, defense/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. Over the last year our shipments of SLIC’s, motherboard LDO’s and PWM’s have become a less significant component, and our shipments of differentiated ASSP’s, dual LDO’s, switching regulators and power amplifiers have become a more significant component of our total sales. Our integrated circuit products are used in notebook computers, data storage, wireless LAN, LCD back lighting, LCD TV’s, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in MRI machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. Over the last year our shipments of traditional zener and voltage diodes products have become a less significant component and our shipments of transient suppressor diode products have become a more significant component of our total sales. A partial list of these products includes: implantable ICD and heart pacer switching, charging and transient shock protector diodes (where we believe we are the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

We currently serve a broad group of customers including: Seagate Technology (5%), Guidant Corporation (4%), The Boeing Co. (3%), Medtronic Incorporated (2%), Raytheon Co. (2%), Siemens AG (2%), Lockheed Martin Corporation (2%), BAE Systems (2%), and Astrium Space/France (2%). (The percentage amounts in this list represent the approximate percentage that each customer’s purchases represents of our total 2004 revenues.)

MARKETING

We serve the implantable medical, defense/aerospace and satellite, notebook computers and LCD monitors, automotive and mobile connectivity markets with high performance analog/mixed signal integrated circuits and power and signal high reliability individual component semiconductors.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. For fiscal year 2004, our domestic sales accounted for approximately 67% of our shipments, of which sales representatives and distributors accounted for approximately 28%. We have direct sales offices in the vicinities of metropolitan areas including Los Angeles, Garden Grove, Phoenix, Denver, Chicago, Lakeland (Florida), Minneapolis, Boston, Taiwan, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through our direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 33% of fiscal year 2004 sales. Domestic and foreign sales are classified based upon the destination of a shipment from our facilities.

No one customer accounted for more than 5% of our revenues in fiscal year 2004. However, approximately 19% of our business is to customers whose principal sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price negotiation at the convenience of the government.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products are essential in maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

We spent approximately $23,651,000, $19,368,000 and $20,010,000 in fiscal years 2002, 2003, and 2004 respectively, for research and development, none of which was customer sponsored.

The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications. Our research and development expenses decreased in 2003 because we sold the assets of a design (research and development) center in Carlsbad, California that was developing new technologies for the implanted medical market.

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

We currently own 53 U.S. patents with expiration dates ranging from 2007 to 2023. In addition, we have 24 and 6 applications pending for new U.S. and foreign patents, respectively. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. We have several patents related to one of our product lines that represented approximately 6% of fiscal year 2004 shipments. Shipments of products related to any of our other patents are individually less than 5% of shipments and are not considered material to shipments.

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

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Garden Grove, California; Broomfield, Colorado; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments. In October 2003, we announced the consolidation of the operations of Microsemi Corp.—Santa Ana, of Santa Ana, California (“Santa Ana”), hi-rel products plant into other manufacturing plants. All manufacturing operations at the Santa Ana plant, except for wafer fabrication and sealing, have been moved to other locations. The wafer fabrication and seal operation are expected to be moved during the second quarter of fiscal year 2005.

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

In October 2002, we completed the sale of our Semcon Electronics Private Limited subsidiary, of Mumbai, India (“Semcon”).

In October 2003, we announced the consolidation of Santa Ana into other manufacturing plants. Santa Ana represented approximately 20% of our annual shipments, occupied 123,000 square feet and had approximately 380 employees. The consolidation of Santa Ana is expected to result in minimal impact on shipments. Costs associated with the consolidation of Santa Ana are expected to range from $14 million to $18 million over the 12 to 18 month period, including $5.6 million of restructuring expenses and $6.8 million of cost included in cost of sales in fiscal year 2004. These actions are, however, expected to result in annual cost savings of $8 million to $12 million.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts into other manufacturing plants. Costs associated with this final consolidation of Watertown are expected to be approximately $5.0 million, including approximately $1.3 million of restructuring expenses and $3.6 million of cost included in cost of sales in fiscal year 2004. We expect to record an additional $0.1 million in the first quarter of fiscal year 2005 and expect to complete this consolidation in December 2004.

We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, which are cancelable on 30 to 90-days’ notice. With the exception of a certain type of proprietary electronic package, for which we paid a third party approximately $535,000 in fiscal year 2004, for our production of certain high reliability diodes, all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months.

We also purchase a portion of our finished wafers from several foundry sources. If a foundry were to terminate its relationship with us, or should our supply from a foundry be interrupted or terminated for any reason, such as a natural disaster or another unforeseen event, we may not have sufficient time to replace the supply of products manufactured by that foundry.

We did not pay more than $5.2 million to any single supplier in fiscal year 2004.

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

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., O2 Micro, Monolithic Power Systems, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary, Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows. For more information, see the risk described as “The semiconductor business is highly competitive and increased competition could reduce our value” under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” above.

SALES TO U.S. GOVERNMENT

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately 19% of total sales in fiscal year 2004. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

During the past sixteen years, we had one contract terminated for convenience. This termination was for a contract with an estimated $235,000 remaining. We were reimbursed approximately $80,000 for the costs incurred for work in process prior to the termination. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

ENVIRONMENTAL REGULATIONS

To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to serious liabilities and could have material adverse effects on our operating results and financial condition.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (“the Subsidiary”) had notified the Subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

On September 26, 2004, we employed 1,318 persons domestically including 84 in engineering, 1,072 in manufacturing, 65 in marketing and 97 in general management and administration. Additionally, 139 persons are employed in our Shanghai, China operations, 119 persons in our Ennis, Ireland operations, and 9 persons are employed as marketing personnel in Singapore and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppage and believe our employee relations are good.

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

We are involved in various pending litigation matters arising out of the normal conduct of our business, including without limitation litigation relating to commercial transactions and contracts. In the opinion of management, the final outcome of these matters, if it were adverse, will not have a material adverse effect on our financial position, results of operations or cash flows.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (“the Subsidiary”) had notified the Subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

On October 7, 2004, we filed a complaint in the United States District Court for the Central District of California entitled Microsemi Corporation v. Monolithic Power System, Inc., Case Number SACV04-1174 CJC (Anx). The Complaint alleges infringement of Microsemi patents and seeks an injunction, actual damages, treble damages, declaratory relief and attorneys’ fees. The defendant filed a cross-claim for declaratory relief and attorneys’ fees. We are in the early stage of this litigation. We are unable to assess the possible outcome of this litigation. However, we do not believe it will have a negative impact on our future results.

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

Fiscal Year ended September 28, 2003

	HIGH	LOW
1st Quarter	$3.85	$2.61
2nd Quarter	5.72	3.05
3rd Quarter	7.93	5.36
4th Quarter	10.05	7.62

Fiscal Year ended September 26, 2004

	HIGH	LOW
1st Quarter	$12.76	$7.57
2nd Quarter	16.36	12.12
3rd Quarter	14.75	10.80
4th Quarter	14.21	9.63

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

(b)	Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of September 26, 2004)
Common Stock, $0.20 Par Value	351	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c)	Dividends

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

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict us from paying cash dividends. (See Note 7 to the Consolidated Financial Statements.)

RECENT SALES OF UNREGISTERED SECURITIES

Inapplicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	For the five fiscal years in the period ended September 26, 2004 (Amounts in 000’s, except per share data)
	2000	2001	2002	2003	2004
Selected Income Statement Data:
Net sales	$247,577	$243,388	$212,640	$197,371	$244,805
Gross profit	$69,975	$81,456	$65,859	$60,541	$77,539
Operating expenses	$54,496	$56,595	$72,354	$55,775	$69,080
Income (loss) before cumulative effect of a change in accounting principle	$8,229	$17,289	$(4,709)	$3,183	$5,636
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(14,655)	—

Net income (loss)	$8,229	$17,289	$(4,709)	$(11,472)	$5,636

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$0.17	$0.31	$(0.08)	$0.05	$0.10
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.25)	—

Net income (loss)	$0.17	$0.31	$(0.08)	$(0.20)	$0.10

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.16	$0.29	$(0.08)	$0.05	$0.09
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.25)	—

Net income (loss)	$0.16	$0.29	$(0.08)	$(0.20)	$0.09

Weighted-average shares outstanding
Basic	48,036	55,812	57,352	57,906	59,168
Diluted	50,400	59,158	57,352	59,018	61,987

Selected Balance Sheet Data:
Working capital	$80,157	$82,252	$84,047	$87,157	$108,457
Total assets	$210,798	$240,171	$216,768	$205,643	$232,998
Long-term liabilities	$9,651	$6,078	$4,356	$4,569	$4,217
Stockholders’ equity	$149,690	$175,389	$178,446	$169,860	$184,877

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

Microsemi is a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high reliability individual component semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

We currently serve a broad group of customers. None of our customers accounts for more than 5% of our total revenues in fiscal year 2004. The following are our major customers: Seagate Technology (5%), Guidant Corporation (4%), The Boeing Co. (3%), Siemens AG (2%), Lockheed Martin Corporation (2%), Raytheon Co. (2%), Medtronic Incorporated (2%), and BAE Systems (2%). The percentage amounts in parenthesis are the approximate sales to these customers as percentages of our revenues in fiscal year 2004.

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

At September 26, 2004, the remaining restructuring balance of $0.1 million of Phase 1 will be used to complete the consolidation of Watertown. The following table reflects the activities of Phase 1 and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	$299	$299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		$131	$131

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana represented approximately 20% of our shipments in fiscal year 2003, had approximately 380 employees and occupied 123,000 square feet in two facilities, one owned and one leased under a 30-year lease.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.3 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We recorded $1.0 million for impairment related to the leased facility in Santa Ana. We also recorded $0.5 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana has been reduced substantially and will cease in the second quarter of fiscal year 2005.

The consolidation of Santa Ana is expected to result, subsequent to its completion, in annual cost savings of $8 million to $12 million from the elimination of redundant facilities and related expenses and employee reductions. Further, we own a substantial portion of the plant and the real estate it occupies in Santa Ana, California, and we expect to offer the owned property for sale at the prevailing market price which is expected to exceed book value.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at September 26, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	$3,869	$—	$3,869

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. We have been moving production to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments are approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets. We do not anticipate any material charge for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the liability in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at September 26, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provision	$739	$518	$1,257
Cash expenditure	(278)	(518)	(796)

Balance at September 26, 2004	$461	$0	$461

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained herein.

Revenue recognition, sales returns and allowances

We recognize revenue to all customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. For substantially all sales, revenues are recognized at the time the product is shipped.

We enter into contracts with certain distributors and these contracts permit very limited stock rotation returns. The Company provides an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”, estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenues have been within management’s expectations.

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations.

For a further discussion of our accounting policies regarding revenue recognition see the section entitled “Our operating results may be affected to the extent actual results differ from accounting estimates” under “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.”

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The accounts receivable amounts shown in the balance sheet are trade account receivable balances at the respective dates, net of allowance for doubtful accounts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Actual bad debt has been within our expectations and the provisions established and has been consistent with experience of prior years; however, any unexpected significant adverse financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

At September 26, 2004, other intangible assets include $0.2 million of acquired customer lists, $5.0 million of non-patented technology, $0.1 million of covenants not to compete and $0.1 million of contract manufacturer relationships.

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

An evaluation under FAS 144 includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. As a result of our analysis, we will record a charge when we determine that our amortizable intangible assets or other long-lived assets have been impaired. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Goodwill

All public companies were required to adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

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

At September 28, 2003, we had approximately $3.3 million of goodwill that resulted from our previous acquisitions. $1.9 million was allocated to Santa Ana and $1.4 million was allocated to Scottsdale. As a consequence of the consolidation of Santa Ana, the $1.9 million of goodwill has been reallocated to Scottsdale in fiscal year 2004. The total $3.3 million of goodwill remained unchanged as of September 26, 2004.

Effective in 2003 and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill; however, up to 100% of the remaining goodwill could be determined to be impaired during future evaluations required by FAS 142. (See Note 1 to the Consolidated Financial Statements.)

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2004. We have determined that no impairment existed because:

•	The assets and liabilities that make up the reporting units at September 26, 2004 have not changed significantly since the most recent fair value determination.

•	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

•	Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 (the “2004 Act”). The 2004 Act retroactively extended the expiration date of the research tax credit from June 30, 2004 to December 31, 2005. Since the credit was reinstated after September 26, 2004, the Company recognized credit through June 30, 2004. The credit retroactively reinstated from July 1, 2004 will be recognized in the first quarter of the fiscal year ending September 2005.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2003 COMPARED TO THE FISCAL YEAR 2004.

Net sales increased $47.4 million or 24% from $197.4 million for fiscal year 2003 (“2003”) to $244.8 million for the fiscal year 2004 (“2004”). The increase included approximately $25.8 million, $9.1 million, $19.2 million and $8.0 million of higher sales for defense and aerospace, computer and peripheral, mobile connectivity and automotive products, respectively, offset by decreases of approximately $6.8 million and $7.9 million in shipments of medical products and of other products, respectively. We expect our sales for the first quarter to increase by up two to three percent.

Sales to OEM customers represented approximately 60% of our revenues for both fiscal years 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	39%	42%
Medical	24%	17%
Notebooks/Monitors	10%	12%
Mobile Connectivity	5%	12%
Automotive	7%	9%
Others	15%	8%

Gross profit increased $17.0 million, from $60.5 million (30.7% of sales) for 2003 to $77.5 million (31.7% of sales) for 2004. The improvement in gross profit in 2004 was favorably impacted by: 1) higher gross margins on new products; 2) improved factory utilization; 3) increased revenues and 4) price increases on high-reliability products. The preceding items which had a positive impact on gross margin in 2004 were partially offset by certain costs of sales items which included $3.5 million of profit sharing and key employee bonuses, $4.3 million write-off of inventories associated with our restructuring and consolidation program, $7.2 million for estimated transitional idle capacity and other estimated restructuring related costs at IPG ($2.4 million), Santa Ana ($3.2 million), Watertown ($1.5 million), and Lawrence ($0.1 million), $1.5 million for estimated time spent by existing employees for the consolidation of Santa Ana and $0.2 million of other non-recurring expenses related to the consolidation of Santa Ana.

Selling, general and administrative expenses increased $1.9 million, from $37.0 million for 2003 to $38.9 million for 2004, primarily due to higher selling expenses associated with higher sales, profit sharing and key employee bonus expenses and certain costs associated with implementation of the provisions of the Sarbanes-Oxley Act.

Amortization of other intangible assets was $1.3 million and $1.2 million for 2003 and 2004, respectively.

In 2004, restructuring charges of $6.9 million included expenses related to the consolidations of Santa Ana and Watertown, as follows (amounts in thousands):

	Santa Ana	Watertown	Total
Severance	$5,132	$739	$5,871
Other consolidation related expense	466	518	984

Total restructuring	$5,598	$1,257	$6,855

In 2004, the $2.5 million asset impairments included $1.0 million of estimated impairment of leasehold improvements related to the leased building in Santa Ana, California and $1.5 million of fixed assets in Watertown that are no longer used in our operations.

We had lower average balances of debt and more cash in short-term investments in 2004, compared to 2003; consequently, we had lower interest expense and higher interest income in 2004 compared to 2003.

In 2004, other expenses included donation of real estate to a school. The real estate had book value of approximately $0.5 million.

The effective income tax rates were 33.0% and 32.0% for fiscal years 2003 and 2004, respectively.

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

We had $0.5 million of net interest expense in fiscal year 2002. Interest expense in fiscal year 2003 on lower balances of debt was offset by interest earned on our short-term investments.

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

CAPITAL RESOURCES AND LIQUIDITY

In fiscal year 2004, we financed our operations with cash from operations.

Net cash provided by operating activities was $15.5 million, $14.7 million, and $19.5 million for the fiscal years 2002, 2003 and 2004, respectively. The $0.8 million decrease in net cash provided by operating activities in fiscal year 2003, compared to fiscal year 2002, was primarily a result of the $6.8 million increase in loss that was partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, gain on retirement and dispositions of assets, impairment of assets, tax benefits resulted from stock options and changes in deferred income taxes, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and income tax payable. In 2002, we recorded $1.7 million in asset impairments related to the consolidation of Watertown. In 2003, we recorded $22.7 million of goodwill impairment upon adoption of FAS 142. The increase in net deferred tax assets in fiscal year 2003 was due to impairment of goodwill. The net loss of $11.5 million for 2003 included an after tax, non-cash charge of $14.7 million, net of $8.0 tax benefits, for impairment of goodwill, upon adoption of FAS 142 in fiscal year 2003.

The $4.8 million increase in net cash provided by operating activities between 2003 and 2004 was mostly due to the improvement of operating income, excluding the effect of the aforementioned $14.7 million charge. The increase was also affected by the combined effect of other non-cash items included in income or expense, and changes in operating assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income tax payable.

Accounts receivable increased from $28.9 million at September 28, 2003 to $42.2 million at September 26, 2004. The increase of accounts receivable was primarily due to higher sales in the fourth quarter of 2004 compared with sales in the fourth quarter of 2003. The Days Sales Outstanding (“DSO”) was 50 days and 56 days at September 28, 2003 and at September 26, 2004, respectively. The increase in DSO in 2004 was due to the timing of several large shipments and payments near the end of 2004.

Inventories were $53.7 million at September 28, 2003 and $54.6 million at September 26, 2004. The increase in inventory resulted from products built in advance to cover shipments during changes of manufacturing locations due to our consolidation programs.

At September 26, 2004 we had $43.9 million of current liabilities, an increase of $12.7 million from $31.2 million at September 28, 2003. The increase was primarily due to accrued severance payments related to the consolidations of the Santa Ana and Watertown divisions (see Note 10) and other accrued employees benefit payments.

Net cash used in investing activities was $7.4 million, $5.7 million, and $9.8 million for the fiscal years 2002, 2003 and 2004, respectively. We spent $19.8 million, $11.2 million, and $10.4 million for capital equipment in fiscal years 2002, 2003 and 2004, respectively. The unusually high capital expenditures in fiscal year 2002 were primarily for the construction of equipment for the production of new products. In fiscal year 2002, we received approximately $12.5 million for the sales of RF and a building in Florida, net of expenses. In fiscal year 2003, we received approximately $1.5 million from sale of the Carlsbad design center, $0.9 million from sale of stock of Semcon (net of the $0.6 million of cash in bank at date of disposition), $1.2 million from sale of real estate in Watertown, Massachusetts and $0.5 million from sale of one floor of a building in Hong Kong. In 2004, we received approximately $0.6 million from the sale of another floor of a building in Hong Kong.

Net cash provided by (used in) financing activities was ($9.9) million, ($2.7) million, and $6.0 million for fiscal years 2002, 2003 and 2004, respectively. In 2002, we paid $9.7 million of notes payable related to the acquisitions of New England Semiconductor, Inc. and Compensated Device, Inc. and $2.6 million of long term debt and received $2.5 million from exercises of employee stock options. In March 2002, we issued 666,666 shares of our common stock as payment in full for the $2.5 million convertible note related to the acquisition of certain assets of Infinesse Corp. In 2003, we paid $4.0 million of long-term debt and received $1.3 million from exercises of employee stock options. In 2004, we received $6.0 million from exercises of stock options.

We had $29.4 million and $45.1 million in cash and cash equivalents at September 28, 2003 and September 26, 2004, respectively.

Current ratios were 3.8 to 1 and 3.5 to 1 at September 28, 2003 and September 26, 2004.

We have a $30.0 million credit line with a bank, which expires in March 2006 and includes a facility to issue letters of credit. As of September 26, 2004, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility.

As of September 26, 2004, we are in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Santa Ana plant will be between $14.0 million to $18.0 million, including $3.6 million to $7.6 million in future costs to complete this project in fiscal year 2005. We anticipate that the source for paying such costs will be our cash and cash equivalents.

As of the end of fiscal year 2004, we had no additional material commitments for capital expenditures.

Further plant consolidations may occur in the future. Any proceeds from sales of assets should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

We are involved in certain patent litigation (see Legal Proceedings) which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a material effect on our future results.

We have been incurring costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act. These costs are expected to increase substantially in 2005 and could have a material impact on our results.

The following table summarizes our contractual payment obligations and commitments as of September 26, 2004 (See Notes 7 and 9 to the Consolidated Financial Statements):

	Payments due by period (in 000’s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Long-Term Debt	$475	$89	$183	$203	$—	$—
Capital Leases	3,189	309	593	586	5,627	(3,926)
Operating Leases	11,391	3,046	3,681	2,216	2,448	—
Purchase Obligations	7,669	3,939	3,280	450	—	—
Other Long-term Liabilities	1,230	279	322	132	497	—

Total	$23,954	$7,662	$8,059	$3,587	$8,572	$(3,926)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2006. At September 26, 2004, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets at September 28, 2003 and September 26, 2004	39

	Consolidated Income Statements for each of the three fiscal years in the period ended September 26, 2004	40

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 26, 2004	41

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 26, 2004	42

	Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedule

	Schedule for the fiscal years ended September 29, 2002, September 28, 2003, and September 26, 2004.

	II - Valuation and Qualifying Accounts	63

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 26, 2004 and September 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased amortization of its goodwill as of September 30, 2002.

PricewaterhouseCoopers LLP

Orange County, California

December 2, 2004

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in 000’s, except per share data)

	September 28, 2003	September 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,353	$45,118
Accounts receivable, less allowance for doubtful accounts of $1,445 at 2003 and $1,361 at 2004	28,866	42,219
Inventories	53,679	54,555
Deferred income taxes	5,239	8,490
Other current assets	1,234	1,979

Total current assets	118,371	152,361
Property and equipment, net	62,973	59,098
Deferred income taxes	10,162	8,772
Goodwill	3,258	3,258
Other intangible assets, net	6,622	5,411
Other assets	4,257	4,098

TOTAL ASSETS	$205,643	$232,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$121	$121
Current maturities of long-term liabilities (Note 7)	673	677
Accounts payable	11,918	17,012
Accrued liabilities	14,337	21,779
Income taxes payable	4,165	4,315

Total current liabilities	31,214	43,904

Long-term liabilities (Note 7)	4,569	4,217

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (Note 1)	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 58,201 and 59,830 at 2003 and 2004, respectively	11,641	11,966
Capital in excess of par value of common stock	114,314	123,379
Retained earnings	43,915	49,551
Accumulated other comprehensive loss	(10)	(19)

Total stockholders’ equity	169,860	184,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,643	$232,998

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended September 26, 2004

(amounts in 000’s, except earnings per share)

	2002	2003	2004
Net sales	$212,640	$197,371	$244,805
Cost of sales	146,781	136,830	167,266

Gross profit	65,859	60,541	77,539

Operating expenses:
Selling and general and administrative	37,750	37,006	38,881
Amortization of goodwill (in 2002) and other intangible assets	3,811	1,320	1,211
Research and development costs	23,651	19,368	20,010
Restructuring charges	6,228	686	6,855
Asset impairments	2,381	—	2,506
Gain on sales of operating assets, net	(1,467)	(2,605)	(383)

Total operating expenses	72,354	55,775	69,080

Operating income (loss)	(6,495)	4,766	8,459

Other income (expenses):
Interest expense	(1,114)	(411)	(266)
Interest income	631	406	575
Other, net	(50)	(10)	(496)

Total other expenses	(533)	(15)	(187)

Income (loss) before income taxes	(7,028)	4,751	8,272
Provision (benefit) for income taxes	(2,319)	1,568	2,636

Income (loss) before cumulative effect of a change in accounting principle	(4,709)	3,183	5,636
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(14,655)	—

Net income (loss)	$(4,709)	$(11,472)	$5,636

Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of a change in accounting principle	$(0.08)	$0.05	$0.10
Change in accounting principle net of income tax benefit	—	(0.25)	—

Earnings (loss) per share	$(0.08)	$(0.20)	$0.10

Diluted
Earnings (loss) before cumulative effect of a change in accounting principle	$(0.08)	$0.05	$0.09
Change in accounting principle, net of income tax benefit	—	(0.25)	—

Earnings (loss) per share	$(0.08)	$(0.20)	$0.09

Weighted-average common shares outstanding:
Basic	57,352	57,906	59,168

Diluted	57,352	59,018	61,987

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended September 26, 2004

(amounts in 000’s)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2001	28,247	$5,650	$110,729	$60,096	$(1,086)	$175,389
2-for-1 stock split effected in February 2004	28,247	5,650	(5,650)	—	—	—

Adjusted for stock split	56,494	11,300	105,079	60,096	(1,086)	175,389

Proceeds from exercise of stock options	625	125	2,382	—	—	2,507
Conversion of note payable	667	133	2,367	—	—	2,500
Tax benefit - stock options	—	—	2,844	—	—	2,844
Comprehensive loss	—	—	—	(4,709)	(85)	(4,794)

Balance at September 29, 2002	57,786	11,558	112,672	55,387	(1,171)	178,446

Proceeds from exercise of stock options	415	83	1,180	—	—	1,263
Tax benefit - stock options	—	—	462	—	—	462
Comprehensive income (loss)	—	—	—	(11,472)	1,161	(10,311)

Balance at September 28, 2003	58,201	11,641	114,314	43,915	(10)	169,860

Proceeds from exercise of stock options	1674	334	6,291	—	—	6,625
Shares exchanged for options exercised	(45)	(9)	(530)	—	—	(539)
Tax benefit – stock options	—	—	3,304	—	—	3,304
Comprehensive income (loss)	—	—	—	5,636	(9)	5,627

Balance at September 26, 2004	59,830	$11,966	$123,379	$49,551	$(19)	$184,877

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended September 26, 2004

(amounts in 000’s)

	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(4,709)	$(11,472)	$5,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,982	10,395	12,171
Provision for doubtful accounts	585	360	360
Gain on disposition and retirement of assets	(1,484)	(1,171)	(383)
Donation of fixed assets	—	—	539
Impairments of assets	1,697	—	2,506
Goodwill impairment charges	—	22,705	—
Reserve for note receivable	250	—	—
Deferred income taxes	8,571	(10,024)	(1,861)
Tax benefits – stock options	2,844	462	3,304
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	3,779	1,709	(13,713)
Inventories	3,294	(1,827)	(876)
Other current assets	(2,126)	1,125	(745)
Other assets	—	—	176
Accounts payable	1,174	(634)	5,094
Accrued liabilities	(4,578)	(1,095)	7,433
Income taxes payable	(6,862)	4,165	150
Other long-tem liabilities	(916)	50	(285)

Net cash provided by operating activities	15,501	14,748	19,506

Cash flows from investing activities:
Purchases of property and equipment	(19,845)	(11,243)	(10,394)
Proceeds from sales of assets	12,485	4,141	609
Other assets	(37)	1,370	21

Net cash used in investing activities	(7,397)	(5,732)	(9,764)

Cash flows from financing activities:
Payments of note payable	(9,731)	—	—
Payments of long-term debt	(2,628)	(3,986)	(63)
Exercise of employment stock options	2,507	1,263	6,086

Net cash provided by (used in) financing activities	(9,852)	(2,723)	6,023

Net increase (decrease) in cash and cash equivalents	(1,748)	6,293	15,765
Cash and cash equivalents at beginning of year	24,808	23,060	29,353

Cash and cash equivalents at end of year	$23,060	$29,353	$45,118

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high reliability individual component semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance and reliability, battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computers and monitors, automotive and mobile connectivity applications.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 29, 2002, September 28, 2003, and September 26, 2004 consisted of fifty-two weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsemi and our subsidiaries. All intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity. The carrying value of our long-term liabilities at September 28, 2003 and September 26, 2004 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Foreign Currency

Our subsidiary in Ireland (“Ireland”) uses the $US as its functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Assets and liabilities are translated to United States dollars (“$US”) at the exchange rate in effect at the balance sheet date; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). The exchange rate is officially controlled by the Chinese government and fluctuated little in fiscal years 2002, 2003 and 2004.

During fiscal years 2002, 2003 and 2004, net foreign currency transaction gains and losses included in the Company’s income statements were less than $200,000 per year.

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government.

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately 19% of total sales in fiscal year 2004. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

During the past sixteen years, we had one contract terminated for convenience. This termination was for a contract with an estimated $235,000 remaining. We were reimbursed approximately $80,000 for the costs incurred for work in process prior to the termination. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

In addition, sales to foreign customers represented approximately 28%, 35%, and 33% of net sales for fiscal years 2002, 2003, and 2004, respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

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

Property and Equipment

Property and equipment are stated at lower of cost or realizable values. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. It is our policy to evaluate the carrying value of our operating assets when certain events arise and to recognize impairments when the projected future undiscounted net operating cash flows over the lives of the assets are less than the assets’ carrying values.

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

We enter into contracts with certain distributors, and these contracts may permit very limited stock rotation returns. The Company provides an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations.

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Actual bad debt has been within our expectations and the provisions established and has been consistent with experience of prior years; however, any unexpected significant adverse financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use.

Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

At September 26, 2004, other intangible assets subject to this evaluation included $0.2 million of acquired customer lists, $5.0 million of non-patented technology, $0.1 million of covenants not to compete and $0.1 million of contract manufacturer relationships. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

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

Goodwill

All public companies were required to adopt Statement of Financial Accounting Standard No. 142 (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only approach. We adopted this standard at the beginning of fiscal year 2003. Consequently, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then implied fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives of goodwill and other intangible assets are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

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

At September 28, 2003, we had approximately $3.3 million of goodwill that resulted from our previous acquisitions. $1.9 million was allocated to Santa Ana and $1.4 million was allocated to Scottsdale. As a consequence of the consolidation of Santa Ana, the $1.9 million of goodwill has been reallocated to Scottsdale in fiscal year 2004. The total $3.3 million of goodwill remained unchanged as of September 26, 2004.

Effective 2003 and in accordance with SFAS 142, we will not amortize the remaining $3.3 million of goodwill; however, up to 100% of the remaining goodwill could be determined to be impaired during future evaluations required by SFAS 142. (See Note 1 to the Consolidated Financial Statements.)

We are required by SFAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2004. We have determined that no impairment existed because:

•	The assets and liabilities that make up the reporting units at September 26, 2004 have not changed significantly since the most recent fair value determination.

•	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

•	Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Accounting For Income Taxes

As part of the process of preparing the consolidated financial statements, we estimate income taxes for each of the jurisdictions in which we have a nexus. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We assess the likelihood that deferred tax assets will be recovered from tax loss carry backs and future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.

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

The following table illustrates the effect on net income (loss) and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in 000’s):

	Fiscal Years
	2002	2003	2004
Net income (loss), as reported	$(4,709)	$(11,472)	$5,636
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,927)	(5,616)	(9,197)

Pro forma net income (loss)	$(11,636)	$(17,088)	$(3,561)

Earnings (loss) per share:
Basic - as reported	$(0.08)	$(0.20)	$0.10

Basic - pro forma	$(0.20)	$(0.30)	$(0.06)

Diluted - as reported	$(0.08)	$(0.20)	$0.09

Diluted - pro forma	$(0.20)	$(0.30)	$(0.06)

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years
	2002	2003	2004
Risk free interest rate	1.75%	2.72%	3.36%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	79.0%	76.0%	78.0%

The weighted-average per share grant date fair values of options granted during fiscal years 2002, 2003, and 2004 were $14.54, $8.10, and $9.91, respectively.

Preferred Stock

Our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. We have not issued any preferred stock.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods. Earnings per share for 2002 and 2003 have been adjusted to reflect the 2-for-1 stock split completed in February 20, 2004. Earnings per share for the fiscal years 2002, 2003, and 2004 were calculated as follows (amounts in 000’s, except per share data):

	Fiscal Years
	2002	2003	2004
BASIC

Net income (loss)	$(4,709)	$(11,472)	$5,636

Weighted-average common shares outstanding	57,352	57,906	59,168

Basic earnings (loss) per share	$(0.08)	$(0.20)	$0.10

DILUTED

Net income (loss)	$(4,709)	$(11,472)	$5,636

Weighted-average common shares outstanding for basic	57,352	57,906	59,168
Dilutive effect of stock options	—	1,112	2,819

Weighted-average common shares outstanding on a diluted basis	57,352	59,018	61,987

Diluted earnings (loss) per share	$(0.08)	$(0.20)	$0.09

Approximately 4,620,000, 2,882,000, and 913,000 options, in 2002, 2003, and 2004, respectively, were not included in the computation of diluted EPS because the inclusion would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income (loss) consists of net income (loss) and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists solely of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for fiscal years 2002, 2003, and 2004 were calculated as follows (amounts in 000’s):

	Fiscal Years
	2002	2003	2004
Net Income (loss)	$(4,709)	$(11,472)	$5,636
Translation adjustment	$(85)	$1,161	$(9)

Comprehensive Income (loss)	$(4,794)	$(10,311)	$5,627

Segment Information

We use the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	INVENTORIES

Inventories are summarized as follows (amounts in 000’s):

	September 28, 2003	September 26, 2004
Raw materials	$13,696	$13,289
Work in process	25,505	28,244
Finished goods	14,478	13,022

	$53,679	$54,555

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (amounts in 000’s):

	Asset Life	September 28, 2003	September 26, 2004
Buildings	20-40 years	$34,000	$42,277
Property and equipment	3-10 years	56,529	61,249
Furniture and fixtures	5-10 years	2,319	2,393
Leasehold improvements	Life of lease	4,144	3,594

		96,992	109,513
Accumulated depreciation		(54,932)	(58,317)
Land		4,207	3,763
Construction in progress		16,706	4,139

		$62,973	$59,098

Depreciation expense was $10,171,000, $9,075,000 and $10,960,000 in fiscal years 2002, 2003 and 2004, respectively.

Capital lease of $3,165,000, net is included in the value of buildings above.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET, AND OTHER ASSETS:

	As of September 28, 2003 (amounts in 000’s)		As of September 26, 2004 (amounts in 000’s)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Life (in years)
Amortizable intangible assets

Customer lists	$600	$(352)	$600	$(407)	10
Covenants not to compete	1,418	(897)	1,418	(1,288)	3 to 5
Developed technology	7,962	(2,213)	7,962	(2,965)	10
Contract manufacturer relationships	130	(26)	130	(39)	10

	$10,110	$(3,488)	$10,110	$(4,699)

Non-amortizing intangible assets

Goodwill	$3,258		$3,258

Amortization expense for other intangible assets in fiscal years 2002, 2003, and 2004 was $1,415,000, $1,320,000, and $1,211,000, respectively. Estimated amortization in the five succeeding years is as follows (amounts in 000’s):

Fiscal years
2005	$926
2006	$861
2007	$828
2008	$801
2009	$723

The goodwill amortization charge to earnings was approximately $1.8 million, net of $0.5 million of income tax benefit during fiscal year 2002. The following table shows, on a pro-forma basis, what net loss and loss per share would have been for the fiscal year 2002, as if SFAS 142 had been applied beginning October 1, 2001 (amounts in 000’s, except per share data):

Fiscal Year Ended September 29, 2002
Net loss, as reported	$(4,709)
Add back: goodwill amortization, net of tax effect	1,803

Pro-forma net loss	$(2,906)

Basic and diluted loss per share, as reported	$(0.08)
Add back: goodwill amortization, net of tax effect	0.03

Pro-forma basic and diluted loss per share	$(0.05)

Other assets consisted of the following components (amounts in 000’s):

	September 28, 2003	September 26, 2004
Notes receivable	$3,907	$3,878
Property held for sale	153	15
Other	197	205

	$4,257	$4,098

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in 000’s):

	September 28, 2003	September 26, 2004
Payroll and payroll taxes	$1,540	$1,234
Vacation, sick and other employee benefits	5,106	5,607
Profit sharing	1,180	4,916
Rebates	713	391
Commission	893	837
Restructuring	271	4,461
Legal and audit	1,015	364
Other expenses	3,619	3,969

	$14,337	$21,779

6.	INCOME TAXES

Pretax income (loss) before cumulative effect of a change in accounting principle was taxed under the following jurisdictions (amounts in 000’s):

	For each of the three fiscal years in the period ended September 26, 2004
	2002	2003	2004
Domestic	$(7,433)	$4,611	$5,502
Foreign	405	140	2,770

Total	(7,028)	4,751	8,272

Domestic change in accounting principle	—	(22,705)	—

Total	$(7,028)	$(17,954)	$8,272

The provision (benefit) for income taxes before and after cumulative effect of a change in accounting principle consisted of the following components (amounts in 000’s):

	For each of the three fiscal years in the period ended September 26, 2004
	2002	2003	2004
Current:
Federal	$(11,863)	$2,262	$3,794
State	558	1,096	419
Foreign	415	184	283
Deferred	8,571	(1,974)	(1,860)

	(2,319)	1,568	2,636

Change in accounting principle Deferred	—	(8,050)	—

Total	$(2,319)	$(6,482)	$2,636

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in 000’s):

	September 28, 2003	September 26, 2004
Accounts receivable	$1,913	$2,024
Inventories	1,465	2,138
Accrued employee benefit expenses	1,108	1,580
Net operating losses	533	346
Tax credits	4,012	4,027
Accrued other expenses	125	1,964
Amortization of intangible assets	10,193	9,067
Other assets	80	1,056

Gross deferred tax assets	19,429	22,202

Fixed assets	(3,914)	(4,476)

Gross deferred tax liabilities	(3,914)	(4,476)

Less valuation allowance-state credits	(114)	(464)

	$15,401	$17,262

We have various state net operating losses (NOLs) of approximately $7,600,000 that begin expiring in 2006, state research and experimentation credits of approximately $3,495,000 that have an indefinite carry forward, and other state tax credits of approximately $566,000 that began expiring in 2004. We believe it is more likely than not that the NOLs will be realized. A valuation allowance has been set up against a portion of the state tax credit carryforwards.

If certain substantial changes in our ownership should occur, there would be an annual limitation on the amount of the NOLs and other tax attribute carry forwards that can be utilized. We do not currently believe that such a change has occurred.

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense before and after cumulative effect of a change in accounting principle (amounts in 000’s):

	For each of the three fiscal years in the period ended September 26, 2004
	2002	2003	2004
Tax computed at federal statutory rate	$(2,460)	1,663	$2,895
State taxes, net of federal impact	(703)	(95)	1,174
Foreign income taxed at different rates	274	1,391	(697)
Non-deductible goodwill amortization	344	69	—
Tax credits	(177)	(1,461)	(748)
Adjustments to prior years’ tax accruals	291	—	(75)
Other differences, net	112	1	87

	(2,319)	1,568	2,636

Cumulative effect of a change in accounting principle	—	(8,050)	—

Total	$(2,319)	$(6,482)	$2,636

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2003 and 2004, these undistributed earnings aggregated approximately $14,399,000 and $16,714,000, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue guidance with regards to these provisions. Until this guidance is issued, we will not be able to evaluate whether to take advantage of this opportunity and the potential impact on our income tax provision, if any.

7.	LONG-TERM LIABILITIES

Long-term liabilities consisted of (amounts in 000’s):

	September 28, 2003	September 26, 2004
Note Payable, bearing interest at 7% payable monthly through September 2009	$538	$475

Capital Leases:
Building	3,165	3,165
Copier	37	24

	3,202	3,189

Other Long-Term Liabilities:
Covenants not to compete	293	195
Environmental clean up fund	573	494
Supplemental retirement benefit	636	541

	1,502	1,230

Total Long-Term Liabilities	5,242	4,894
Current Portion	(673)	(677)

Long-Term Portion	$4,569	$4,217

We occupy a building in Santa Ana, California, under a long-term capital lease obligation. We also lease a copier under a capital lease over the next two years. These leases are included in the table above. The building and equipment under the capital lease obligations are reflected in property and equipment.

Future payments for these obligations, including the current portion, are as follows, (amounts in 000’s):

	2005	2006	2007	2008	2009	Thereafter	Imputed Interest	Total
Note Payable	$89	$88	$95	$101	$102	$—	$—	$475

Building	$292	$292	$293	$293	$293	$5,627	$(3,925)	$3,165
Copier	17	8	—	—	—	—	(1)	24

Total Leases	$309	$300	$293	$293	$293	$5,627	$(3,926)	$3,189

Covenants not to compete	$98	$97	$—	$—	$—	$—	$—	$195
Environmental clean up fund	74	20	19	19	19	343	—	494
Supplemental retirement benefit	107	95	91	47	47	154	—	541

Total Other Long-Term Liabilities	$279	$212	$110	$66	$66	$497	$—	$1,230

Total	$677	$600	$498	$460	$461	$6,124	$(3,926)	$4,894

We currently have a $30,000,000 revolving line of credit, which expires in March 2006. The line of credit is collateralized by substantially all of the assets of Microsemi. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or repurchase of our common stock. We were in compliance with these covenants at September 26, 2004. At September 26, 2004, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit.

8.	STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

Stock Options

In December 1986, the Board of Directors adopted another incentive stock option plan (the “1987 Plan”), as amended, which reserved an additional 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of September 26, 2004, we had granted only options under the 1987 Plan. The options must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date.

At their annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees.

In November 2002, the Board of Directors approved a Stock Option Exchange Offer whereby eligible employees holding options with an exercise price equal to or greater than $14.00 per share could exchange those options for an equal number of new options, subject to the terms and conditions of the offer, at an exercise price equal to the fair market value of our stock on the date the replacement options are granted. Consequently, on June 9, 2003, 1,752,000 options were exchanged for new options at $13.15 per share. None of the directors or executive officers was eligible for participation in the exchange offer.

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. The stock dividend resulted in an increase in the respective numbers of shares deemed issued under the 1987 Plan, reserved for issuance under outstanding options, and remaining available for grants.

Activity and price information regarding the plans are as follows:

	Stock Options
	Shares	Weighted- average Exercise Price
Outstanding September 30, 2001	7,205,376	$5.86
Granted	3,247,000	11.48
Exercised	(625,106)	4.01
Expired or Canceled	(587,536)	9.03

Outstanding September 29, 2002	9,239,734	7.76
Granted	5,651,000	6.40
Exercised	(414,890)	3.04
Expired or Canceled	(4,600,800)	10.49

Outstanding September 28, 2003	9,875,044	5.91
Granted	4,242,600	9.87
Exercised	(1,674,392)	2.80
Expired or Canceled	(151,316)	7.04

Outstanding September 26, 2004	12,291,936	$8.32

Stock options exercisable under the Plan were 2,731,514, 3,842,190, and 3,752,518 at September 29, 2002, September 28, 2003, and September 26, 2004, respectively, at weighted-average exercise prices of $4.63, $5.66, and $6.49, respectively. Remaining shares available for grant at September 29, 2002, and September 28, 2003, and September 26, 2004, under the Plan were 1,340,000, 1,971,000, and 1,905,000, respectively. All options were granted at the closing price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at September 26, 2004:

	Options Outstanding			Options Exercisable
	Shares	Weighted-average		Shares	Weighted Average Exercise Price
Range of Exercise Prices		Exercise Price	Remaining Life
$ 1.69 - $ 2.99	849,000	$2.26	2.36 years	635,550	$2.26
$ 3.05 - $ 6.50	1,332,668	$3.91	5.43 years	682,450	$3.99
$ 6.58 - $ 6.58	3,087,758	$6.58	8.35 years	545,048	$6.58
$ 6.86 - $ 9.86	2,620,510	$7.51	6.43 years	1,521,570	$7.42
$10.23 - $17.93	4,402,000	$12.52	9.46 years	367,900	$14.43

	12,291,936			3,752,518

Employee Benefit Plans

Cash Bonus Plan

Our “Profit Sharing” Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $0, $1,180,000, and $4,516,000 in fiscal years 2002, 2003, and 2004, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 25% of their eligible wages. We are committed to match 100% of employee contributions, not to exceed 3% of the employee’s wages. We contributed $1,590,000, $1,263,000, and $1,599,000 to this plan during fiscal years 2002, 2003, and 2004, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee’s salaries. Included in other long-term liabilities at September 28, 2003 and September 26, 2004 were $636,000 and $541,000, respectively, related to our estimated liability under the plan. All participants in this plan have retired from the company.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2010. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in 000’s):

	2005	2006	2007	2008	2009	Thereafter	Total
Annual payments	$3,046	$2,417	$1,264	$1,105	$1,111	$2,448	$11,391

Lease expense charged to income was $3,406,000, $4,926,000, and $3,057,000 in fiscal years 2002, 2003, and 2004, respectively. The aforementioned amounts are net of sublease income amounting to $143,000, $3,000 and $3,500 in fiscal years 2002, 2003, and 2004, respectively.

Purchase Obligations

We have entered into agreements for a software license and to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

	2005	2006	2007	2008	2009	Total
Software	$752	$752	$188	$—	$—	$1,692
Material	3,187	2,340	—	—	450	5,977

Total	$3,939	$3,092	$188	$—	$450	$7,669

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

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003.

The agreement requires us to set up a claim payment fund of $50,000 and to obtain a letter of credit of $400,000 for this fund. As of September 26, 2004, we have received claims of approximately $589,000 and paid out approximately $156,000. Accrued workers’ compensation liability was $790,000 at September 26, 2004.

Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

Additionally, we are involved in various pending litigation matters, arising out of the normal conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

10.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

At September 26, 2004, the remaining restructuring balance of $0.1 million of Phase 1 relates to the renovation of the leased facilities in Watertown, Massachusetts. The following table reflects the activities of Phase 1 and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	$299	$299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		$131	$131

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products manufacturing operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana represented approximately 20% of our shipments in fiscal year 2003, had approximately 380 employees and has occupied 123,000 square feet in two facilities, one owned and one leased under a 30-year lease.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments are approximately $5.3 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. We recorded $1.0 million for impairment related to the leased facility in Santa Ana. We also recorded $0.5 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimates will be recognized as an adjustment to the accrued liabilities in the period of change. The consolidation of Santa Ana is currently expected to be completed in fiscal year 2005. However, the exact timing depends on the readiness at Scottsdale and IPG and the acceptances by customers of the processes transferred to these facilities. We have assigned a transition team to coordinate these efforts to minimize any potential adverse financial impact due to this consolidation.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at September 26, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	$3,869	$—	$3,869

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. We have been moving our production to our facilities in Scottsdale, Arizona (“Scottsdale”) and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments are approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets. We do not anticipate any material charge for cancellations of operating leases or for the relocation of equipment. Any change of estimate will be recognized as an adjustment to the liability in the period of change. We have assigned a transition team to coordinate these activities to minimize any potential adverse financial impact due to this consolidation. The consolidation of the Watertown operations is expected to be completed by December 2004.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at September 26, 2004 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provision	$739	$518	$1,257
Cash expenditure	(278)	(518)	(796)

Balance at September 26, 2004	$461	$0	$461

11.	DISPOSITIONS

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

12.	SEGMENT INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intercompany sales are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas for each of the three fiscal years in the period ended September 26, 2004 is as follows (amounts in 000’s):

	2002	2003	2004
Net sales:
United States:
Sales to unaffiliated customers	$188,682	$172,460	$212,298
Intercompany sales	20,201	19,457	24,002
Europe:
Sales to unaffiliated customers	23,881	24,169	30,467
Intercompany sales	2,434	166	1,050
Asia:
Sales to unaffiliated customers	77	742	2,040
Intercompany sales	1,113	423	135
Elimination of intercompany sales	(23,748)	(20,046)	(25,187)

	$212,640	$197,371	$244,805

Income (loss) from operations:
United States	$(9,925)	$4,605	$6,020
Europe	3,698	858	2,713
Asia	(268)	(697)	(274)

Total	$(6,495)	$4,766	$8,459

Long-lived assets:
United States	$63,818	$61,373	$57,782
Europe	864	697	774
Asia	926	903	542

Total	$65,608	$62,973	$59,098

Capital expenditures:
United States	$19,612	$10,929	$10,075
Europe	231	51	236
Asia	2	263	83

Total	$19,845	$11,243	$10,394

Depreciation and amortization:
United States	$13,595	$10,078	$11,691
Europe	245	218	215
Asia	142	99	265

Total	$13,982	$10,395	$12,171

13.	STATEMENT OF CASH FLOWS

Supplementary information for each of the three fiscal years in the period ended September 26, 2004 is as follows (amounts in 000’s):

	2002	2003	2004
Cash paid during the year for:
Interest	$1,114	$411	$266

Income taxes	$2,444	$456	$1,990

Conversion of note payable	$2,500	$—	$—

In March 2002, we issued 666,666 shares of our common stock as payment in full for a $2.5 million convertible note related to the acquisition of certain assets from Infinesse Corp.

14.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in 000’s, except earnings per share):

	Quarters ended in fiscal year 2004
	December 28, 2003	March 28, 2004	June 27, 2004	September 26, 2004
Net sales	$54,945	$57,745	$64,130	$67,985
Gross profit	$18,182	$19,250	$21,848	$18,259

Net Income (loss)	$2,354	$(1,131)	$3,515	$898
Basic earnings (loss) per share	$0.04	$(0.02)	$0.06	$0.01
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.06	$0.01

	Quarters ended in fiscal year 2003
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Net sales	$45,869	$48,217	$50,534	$52,751
Gross profit	$13,029	$14,727	$16,304	$16,481
Income (loss) before cumulative effect of a change in accounting principle	$(1,640)	$2,102	$1,169	$1,552
Cumulative effect of a change in accounting principle, net of income tax	$(14,655)	$—	$—	$—

Net Income (loss)	$(16,295)	$2,102	$1,169	$1,552

Basic earnings (loss) per share	$(0.28)	$0.04	$0.02	$0.03
Diluted earnings (loss) per share	$(0.28)	$0.04	$0.02	$0.03

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions -recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 29, 2002	$1,510	$585	$—	$(355)	$1,740

September 28, 2003	$1,740	$360	$—	$(655)	$1,445

September 26, 2004	$1,445	$360	$—	$(444)	$1,361

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of key internal company management, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

During our fourth fiscal quarter, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including internal audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

PART III

Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end September 26, 2004. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our code of ethics, which we adopted in 2004, will be provided free of charge to anyone upon request. Request can be made by mail, phone or fax to:

Microsemi Corporation

Corporate Secretary

2381 Morse Ave

Irvine, CA 92614

Tel (949) 221-7100

Fax (949) 756-2602

Name	Position With Company (in Addition to Director) and Principal Occupation during Last Five Years	Age	Director Since
Martin H. Jurick	Private investor and consultant; Senior Vice President of Corporate Planning and Director of Silicon Systems, Inc. (later of a division of Texas Instruments) from 1978 to 1999; Director of Level One Communications from 1991 to 1999.	66	1995

Nick E. Yocca	Private investor and consultant; founder and partner of the law firm Stradling Yocca Carlson & Rauth, P.C., since 1975.	75	2002

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of September 26, 2004.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,291,936	8.32	1,905,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	12,291,936	8.32	1,905,000	*

*	Our 1987 Stock Plan contains a formula for calculating the number of securities available for issuance under the plan that automatically increases the number of securities available for issuance by four percent of the number of outstanding shares of our Common Stock on the first day of each fiscal year. This amount excludes the increase of 2,393,184 shares that occurred on September 27, 2004 and the subsequent increases.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements. See Index under Item 8.

2.     Financial Statement Schedules. See Index under Item 8.

3.     Exhibits:

        The exhibits which are filed with this report are listed in the Exhibit Index.

(b)	Reports on Form 8-K.

We furnished the SEC with a Form 8-K on April 22, 2004, under Item 7 and Item 9 (relating to Item 12), attaching the news release related to our earnings for the quarter ended March 28, 2004

We furnished the SEC with a Form 8-K on July 22, 2004, under Item 7 and Item 12, attaching the news release related to our earnings for the quarter ended June 27, 2004.

We furnished the SEC with a Form 8-K on September 24, 2004, under item 1, attaching the certain Material Definitive Agreement.

The Company’s web site address is http://www.microsemi.com. Company filings with the SEC on Form 10-K, 10-Q and 8-K, and amendments, are made accessible on such web site as soon as practicable and always free of charge. Such web site is not intended to constitute any part of this report.

(c)	Financial statements of unconsolidated affiliates.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSEMI CORPORATION

By	/s/ DAVID R. SONKSEN
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated: December 10, 2004

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board and Director	December 7, 2004

/s/ JAMES J. PETERSON James J. Peterson	President and Chief Executive Officer	December 7, 2004

/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	December 7, 2004

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	December 7, 2004

/s/ WILLIAM L. HEALEY William L. Healey	Director	December 7, 2004

/s/ HAROLD A. BLOMQUIST Harold A. Blomquist	Director	December 7, 2004

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	December 6, 2004

/s/ PAUL F. FOLINO Paul F. Folino	Director	December 6, 2004

EXHIBIT INDEX

Sequential

Exhibit Number	Description

2.2	Agreement and Plan of Reorganization, dated as of February 10, 1999, among the Registrant, Micro-LinFinity Acquisition Corporation, LinFinity Microelectronics, Inc. and Symmetricom, Inc.(10)

2.3	Asset Purchase Agreement, dated as of February 15, 2000 between the Registrant and Infinesse Corporation (12)

2.4	Asset Purchase Agreement, dated as of May 7, 2002, by and between Microsemi RF Products, Inc. and RF Acquisition Sub, Inc., excluding the following exhibits and schedules: Assignment of License and Assignment and Assumption Agreement; Allocation of Purchase Price; Bill of Sale and Assumption Agreement; Warranty Deed, and Disclosure Schedules (all of which will be provided to the Securities and Exchange Commission upon its request). (18)

3	Bylaws of the Registrant* (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (15)

4.2	Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (13)

10.13	The Registrant’s 1987 Stock Plan, and amendments thereto* (16)

10.13.1	Adjustment of 1987 Plan for February 2004 Stock Split (23)

10.54	Asset Purchase Agreement dated May 28, 1992 between Micro USPD, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Micro USPD”), and Unitrode Corporation, a Maryland corporation (“Unitrode”) (2)

10.55	Irish Acquisition Agreement dated July 2, 1992 among Unitrode Ireland, Ltd., an Irish corporation and wholly-owned subsidiary of Unitrode; Unitrode B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; and Micro (Bermuda), Ltd., a Bermudian corporation and wholly-owned subsidiary of the Registrant (“Micro Bermuda”) (3)

10.56	Dutch Acquisition Agreement dated July 2, 1992 among Unitrode Europe B.V., a Dutch corporation and wholly-owned subsidiary of Unitrode; Unitrode; and Micro Bermuda (4)

10.69	Letter dated August 31, 1993 from Unitrode to the Registrant providing for amendments with respect to the Asset Purchase Agreement (See Exhibit 10.54) dated May 28, 1992 between Micro USPD and Unitrode excluding exhibits as follows: Amendments to Promissory Notes dated as of September 3, 1993 between Micro USPD and Unitrode and the respective Promissory Notes dated July 2, 1993 attached thereto (5)

10.73	Agreement of Sales and License between Raytheon Company and Microsemi Corporation. (6)

10.74	Bill of Sales and Purchase agreement dated January 2, 1995 between Telcom Universal Inc. and Microsemi Corporation (6).

10.76	Supplement to financing documents (Indenture of Trust and Loan agreement) relating to Industrial Development Authority of the City of Santa Ana, 1985 Industrial Development Revenue Bonds Microsemi Corporation Project) dated as of January 15, 1995. (6)

10.78	Motorola-Microsemi PowerMite(R)Technology Agreement. Portions omitted from this Exhibit have been separately filed with the Commission pursuant to a request for confidential treatment. (7)

10.80	Asset Purchase agreement between SGS-Thomson Microelectronics, Inc. and Microsemi RF Products, Inc., formerly known as Micro Acquisition Corp., a wholly owned subsidiary of the Company.(8)

10.84	Supplemental Executive Retirement Plan* (9)

10.85	Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (11)

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999 (18)

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999 (18)

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999 (18)

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999 (18)

10.85.5	Fifth Amendment dated as of December 5, 2002 to Credit Agreement dated April 2, 1999 (22)

10.85.6	Sixth Amendment dated December 10, 2003 to Credit Agreement dated April 2, 1999 (23)

10.85.7	Seventh Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (24)

10.85.8	Eighth Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (24)

10.86	Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (14)

10.86.1	Agreement dated April 1, 2002, executed May 13, 2002, between Philip Frey, Jr. and the Registrant, amending the Transition and Consulting Agreement dated January 24, 2001* (19)

10.87	Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (14)

10.88	Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (14)

10.89	Agreement dated June 27, 2002 between Philip Frey, Jr. and the Registrant* (17)

10.90	Stock Option Exchange Offer dated November 1, 2002 (20)

10.91	Board Member Retirement Process * (21)

10.92	Indemnification Agreement between the Registrant and each of the following persons: (22)

INDEMNITEE:	Date:
Thomas R. Anderson	5/05/03
Martin H. Jurick	5/05/03
Dennis R. Leibel	5/05/03
James J. Peterson	5/05/03
Nick E. Yocca	5/05/03
William E. Bendush	5/05/03
William L. Healey	5/05/03
Harold A. Blomquist	6/03/03
Philip Frey, Jr.	5/05/03
Robert B. Phinizy	5/05/03
Paul R. Bibeau	6/03/03
Ralph Brandi	5/05/03
James H. Gentile	5/12/03
John M. Holtrust	5/29/03
John J. Petersen	5/21/03
David R. Sonksen	5/05/03
H.K. Desai	5/05/03
Paul F. Folino	7/20/04
Steven G. Litchfield	2/25/04

10.93	Form of Executive Retention Agreement (25)

Date	Executive	Potential Payout as a Multiple of Pay (marked with “X”s)
	Ralph Brandi	Two (2)
	John Holtrust	One (1)
	James Gentile	One (1)
	Steven Litchfield	One (1)

10.94	Form of Employee Stock Option Agreement prior to August 17, 2004 (25)

10.95	Form of Employee Stock Option Agreement from and after August 17, 2004 (25)

10.96	Form of Non-Employee Stock Option Agreement (25)

10.97	Description of Cash Bonus Plan (25)

10.98	Supplemental Medical Plan (25)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Form S-3 and Forms S-8)

31	Certifications pursuant to Rule 13a-14(a)

32	Certifications pursuant to Section 1350

*	Indicates that the exhibit contains a management compensatory plan or arrangement.

(1)	Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.

(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(3)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(4)	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8 Amendment No. 1, as filed with the Commission on September 8, 1992, to its Current Report on Form 8-K dated July 2, 1992.

(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended October 3, 1993.

(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on September 14, 1995 with the Commission for the fiscal quarter ended April 2, 1995

(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 10, 1966 with the Commission for the fiscal quarter ended March 31, 1996.

(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 1997 with the Commission for the fiscal quarter ended December 29, 1996.

(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.

(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on May 18, 1999 with the Commission for the fiscal quarter ended April 4, 1999.

(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.

(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 15, 2000 with the Commission.

(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement of Form 8-A12G as filed December 29, 2000

(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.

(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on August 29, 2001.

(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 24, 2001 with the Commission for the fiscal year ended September 30, 2001.

(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on July 1, 2002.

(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2002 with the Commission for the fiscal quarter ended June 30, 2002.

(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 4, 2002.

(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Tender Offer Statement on Schedule TO/A, Amendment No. 3, as filed on November 27, 2002.

(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2002 with the Commission for the fiscal year ended September 29, 2002.

(22)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2003 with the Commission for the fiscal year ended September 28, 2003.

(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 10, 2004 with the Commission for the fiscal quarter ended December 28, 2003.

(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 28, 2004.

(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on September 24, 2004