Form 10-Q
period 2005-01-02
MICROSEMI CORP
filed 2005-02-11
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 2, 2005

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 31, 2005 was 61,087,798.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited consolidated income statements for the three months ended January 2, 2005 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the three months ended January 2, 2005, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of January 2, 2005 and as of September 26, 2004, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 26, 2004	January 2, 2005
ASSETS

Current assets:
Cash and cash equivalents	$45,118	$49,669
Accounts receivable, net of allowance for doubtful accounts, $1,361 at September 26, 2004 and $1,379 at January 2, 2005	42,219	44,793
Inventories	54,555	54,901
Deferred income taxes	8,490	8,490
Other current assets	1,979	2,090

Total current assets	152,361	159,943

Property and equipment, net	59,098	58,080
Deferred income taxes	8,772	8,772
Goodwill	3,258	3,258
Other intangible assets, net	5,411	5,181
Other assets	4,098	4,066

TOTAL ASSETS	$232,998	$239,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$181
Current maturity of long-term liabilities	677	587
Accounts payable	17,012	13,556
Accrued liabilities	21,779	17,536
Income taxes payable	4,315	6,947

Total current liabilities	43,904	38,807

Long-term liabilities	4,217	3,765

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 59,830 and 61,075 at September 26, 2004 and January 2, 2005, respectively	11,966	12,215
Capital in excess of par value of common stock	123,379	129,714
Retained earnings	49,551	54,818
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	184,877	196,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,998	$239,300

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarter Ended
	December 28, 2003	January 2, 2005
Net sales	$54,945	$69,754
Cost of sales	36,763	45,738

Gross profit	18,182	24,016

Operating expenses:
Selling, general and administrative	9,707	10,796
Research and development	4,750	4,871
Amortization of intangible assets	302	229
Restructuring charges	—	360

Total operating expenses	14,759	16,256

Operating income	3,423	7,760

Other income (expense):
Interest, net	78	117
Other, net	12	(16)

Total other income	90	101

Income before income taxes	3,513	7,861

Provision for income taxes	1,159	2,594

NET INCOME	$2,354	$5,267

Earnings per share:
Basic	$0.04	$0.09

Diluted	$0.04	$0.08

Common and common equivalent shares outstanding:
Basic	58,379	60,336

Diluted	61,402	64,154

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	December 28, 2003	January 2, 2005
Cash flows from operating activities:

Net income	$2,354	$5,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943	3,411
Provision for doubtful accounts	24	68
Loss on dispositions and retirements of assets	7	44
Changes in assets and liabilities:
Accounts receivable	(32)	(2,642)
Inventories	(80)	(346)
Other current assets	(156)	(111)
Accounts payable	(339)	(3,456)
Accrued liabilities	502	(4,243)
Income taxes payable	1,134	2,632
Other long-term liabilities	(64)	—

Net cash provided by operating activities	6,293	624

Cash flows from investing activities:
Purchases of property and equipment	(1,857)	(2,207)
Changes in other assets	(58)	32

Net cash used in investing activities	(1,915)	(2,175)

Cash flows from financing activities:

Increase in notes payable	—	60
Payments of long-term liabilities	(13)	(542)
Exercise of employee stock options	1,899	6,584

Net cash provided by financing activities	1,886	6,102

Net increase in cash and cash equivalents	6,264	4,551
Cash and cash equivalents at beginning of period	29,353	45,118

Cash and cash equivalents at end of period	$35,617	$49,669

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2005

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter ended January 2, 2005 of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

Critical Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.

2. INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 26, 2004	January 2, 2005
Raw materials	$13,289	$13,442
Work in process	28,244	25,779
Finished goods	13,022	15,680

	$54,555	$54,901

3. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp. - Colorado (“the Subsidiary”) had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State

and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

On October 7, 2004, we filed a complaint in the United States District Court for the Central District of California entitled Microsemi Corporation v. Monolithic Power Systems, Inc., Case Number SACV04-1174 CJC (Anx). The Complaint alleges infringement of Microsemi patents and seeks an injunction, actual damages, treble damages, declaratory relief and attorneys’ fees. The defendant filed a cross-claim for declaratory relief and attorneys’ fees. We are in the early stage of this litigation and unable to assess the possible outcome of this litigation.

We are involved also in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income for the quarters ended December 28, 2003 and January 2, 2005 were calculated as follows (amounts in 000’s):

	Quarters Ended
	December 28, 2003	January 2, 2005
Net income	$2,354	$5,267
Translation adjustment	(9)	—

Comprehensive income	$2,345	$5,267

5. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters ended December 28, 2003 and January 2, 2005 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended
	December 28, 2003	January 2, 2005
BASIC

Net income	$2,354	$5,267

Weighted-average common shares outstanding	58,379	60,336

Basic earnings per share	$0.04	$0.09

DILUTED
Net income	$2,354	$5,267

Weighted-average common shares outstanding for basic	58,379	60,336
Dilutive effect of stock options	3,023	3,818

Weighted-average common shares outstanding on a diluted basis	61,402	64,154

Diluted earnings per share	$0.04	$0.08

Approximately 403,800 and -0- options were not included in the computation of diluted EPS in the first quarters of fiscal years 2004 and 2005, respectively, as they would have been antidilutive.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging, earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We use APB 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We will be required to account for equity compensation under FASB Statement 123R “Share-Based Payment” (“FAS 123R”), commencing prospectively with our fourth quarter of fiscal year 2005.

We have reported an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so for the first time by generally accepted accounting principles because FASB issued FAS 123R, which will require all companies to record compensation costs for all share-based payments, at fair value, which include employee stock options. This statement will be effective prospectively, commencing with our fourth quarter of fiscal year 2005. We have not determined the transition method to be used in adopting FAS 123R. The affect of the adoption of FAS 123R may be material but currently not estimable.

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued FAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006). We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29,

Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

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

The following table illustrates the effects on net income (loss) and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings per share):

	Quarters Ended
	December 28, 2003	January 2, 2005
Net income, as reported	$2,354	$5,267

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,553)	(2,495)

Pro forma net income (loss)	$(199)	$2,772

Earnings per share:
Basic - as reported	$0.04	$0.09

Basic - pro forma	$0.00	$0.05

Diluted – as reported	$0.04	$0.08

Diluted - pro forma	$0.00	$0.04

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended
	December 28, 2003	January 2, 2005
Risk free interest rate	3.19%	3.59%
Expected dividend yield	None	None
Expected lives	5 years	5 years
Expected volatility	75.0%	88.0%

8. SEGMENT INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas is as follows (amounts in thousands):

	Quarters Ended
	December 28, 2003	January 2, 2005
Net sales:
United States
Sales to unaffiliated customers	$47,875	$60,911
Intergeographic sales	5,085	6,307
Europe
Sales to unaffiliated customers	6,605	8,109
Intergeographic sales	50	783
Asia
Sales to unaffiliated customers	465	734
Intergeographic sales	89	—
Eliminations of intergeographic sales	(5,224)	(7,090)

Total	$54,945	$69,754

Income (loss) from operations:
United States	$2,769	$6,834
Europe	707	929
Asia	(53)	(3)

Total	$3,423	$7,760

Long lived assets:
United States	$60,568	$56,727
Europe	659	793
Asia	765	560

Total	$61,992	$58,080

Capital expenditures:
United States	$1,835	$2,065
Europe	22	86
Asia	—	56

Total	$1,857	$2,207

Depreciation and amortization:
United States	$2,825	$3,315
Europe	53	67
Asia	65	29

Total	$2,943	$3,411

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

At January 2, 2005, the remaining restructuring balance of $0.05 million of Phase 1 relates to the renovation of the leased Watertown facilities, which will be vacated by March 31, 2005. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		131	131

Cash expenditures-fiscal year 2005		(84)	(84)

Balance at January 2, 2005		$47	$47

Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Santa Ana ceased shipments of its products and Scottsdale shipped all products that used to be produced in Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.3 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. In Q1 2005, we recorded $0.1 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana has been reduced substantially and will cease in the second quarter of fiscal year 2005.

Further, we own a substantial portion of the plant and the real estate occupied in Santa Ana, California, and we expect to offer the owned property for sale at the prevailing market price.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at January 2, 2005 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869

Provisions	—	78	78
Cash expenditures	(759)	(78)	(837)

Balance at January 2, 2005	$3,110	$—	$3,110

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods (in fiscal year 2005) as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any material other charge. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation of Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at January 2, 2005 (amounts in 000s):

Employee Severance
Provision	$739
Cash expenditure	(278)

Balance at September 26, 2004	461

Provision	15
Cash expenditure	(125)

Balance at January 2, 2005	$351

In the quarter ended January 2, 2005, we recorded $0.3 million of severance for 22 employees of Microsemi Corp. – Colorado, of Broomfield, Colorado in accordance with FAS 112.

The following table reflects the activities related to the reduction in force of Colorado and the accrued liabilities in the consolidated balance sheet at January 2, 2005 (amounts in 000s):

Employee Severance
Provisions	$267
Cash expenditures	(136)

Balance at January 2, 2005	$131

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

Microsemi is a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computer, monitors, and LCD TV’s, automotive and mobile connectivity applications.

We currently serve a broad group of customers. None of our customers accounts for more than 5% of our total net sales in the first quarter of fiscal year 2005 (“Q1 2005”). The following are our major customers: Seagate Technology (5%), The Boeing Co. (3%), Lockeed Martin Corporation (3%), Raytheon Co. (2%), Medtronic Incorporated (2%), Honeywell (2%), St. Jude Medical (2%), and Siemens AG (2%). The percentage amounts in parentheses are the approximate sales to these customers as percentages of our net sales in Q1 2005.

Capacity Optimization Enhancement Program

Phase I

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

At January 2, 2005, the remaining restructuring balance of $0.05 million of Phase 1 relates to the renovation of the leased Watertown facilities, which will be vacated by March 31, 2005. The following table reflects the activities of Phase 1 and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		131	131

Cash expenditures-fiscal year 2005		(84)	(84)

Balance at January 2, 2005		$47	$47

Phase II —Fiscal year 2004 restructuring

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp.—Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Santa Ana ceased shipments of its products and Scottsdale shipped all products that used to be produced in Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.3 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.2 million over the future service periods as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. In Q1 2005, we recorded $0.1 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana has been reduced substantially and will cease in the second quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation in Santa Ana and the accrued liabilities in the consolidated balance sheets at January 2, 2005 (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869

Provisions	—	78	78
Cash expenditures	(759)	(78)	(837)

Balance at January 2, 2005	$3,110	$—	$3,110

The consolidation of Santa Ana has been expected to result, subsequent to its completion, in annual cost savings of $8 million to $12 million from the elimination of redundant facilities and related expenses and employee reductions.

Further, we own a substantial portion of the plant and the real estate it occupies in Santa Ana, California, and we expect to offer the owned property for sale at the prevailing market price which is expected to exceed book value.

Thus far, we believe we have incurred a total cost of $14.0 million to $18.0 million, upon completion of the consolidation of Santa Ana, excluding any gain from a sale of the plant and property.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts. We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods (in fiscal year 2005) as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any material other charge. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at January 2, 2005 (amounts in 000s):

Employee Severance
Provision	$739
Cash expenditure	(278)

Balance at September 26, 2004	461

Provision	15
Cash expenditure	(125)

Balance at January 2, 2005	$351

In the quarter ended January 2, 2005, we recorded $0.3 million of severance for 22 employees of Microsemi Corp. – Colorado, of Broomfield, Colorado in accordance with FAS 112.

The following table reflects the activities related to the reduction in force of Colorado and the accrued liabilities in the consolidated balance sheet at January 2, 2005 (amounts in 000s):

Employee Severance
Provisions	$267
Cash expenditures	(136)

Balance at January 2, 2005	$131

Phase III

We expect to announce our Phase III plans for further consolidation of facilities within 90 days under our Capacity Optimization Enhancement Program. We do not expect the savings from each of our further consolidations to result in as much cost savings as we expected from our previous consolidations. Our expectation is that consolidating the next facilities could have a material positive effect on our gross margins; however, the effect of each future consolidation is expected to be less than each of the previous consolidations.

RESULTS OF OPERATIONS FOR THE THIRTEEN-WEEK QUARTER ENDED DECEMBER 28, 2003 COMPARED TO THE FOURTEEN-WEEK QUARTER ENDED JANUARY 2, 2005.

Net sales increased $14.9 million or 27% from $54.9 million for the first quarter of fiscal year 2004 (“Q1 2004”) to $69.8 million for the first quarter of fiscal year 2005 (“Q1 2005”). The increase included approximately $7.7 million, $1.2 million, $5.5 million, $1.2 million, and $0.5 million of higher sales for defense and aerospace, notebook computers, monitors and LCD TV’s, mobile connectivity, automotive backlighting products, and other products, respectively, offset by a decrease of approximately $1.2 million in shipments of medical products.

At January 27, 2005, we announced that we expected our sales for the second quarter to increase by two to four percent.

Sales to OEM customers represented approximately 62% and 60% of our revenues for Q1 2004 and Q1 2005, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in Q1 2004 and Q1 2005 were as follows:

	Q1 2004	Q1 2005
Defense/Aerospace	42%	44%
Medical	20%	14%
Notebooks/Monitors/LCD TV’S	13%	12%
Mobile Connectivity	9%	15%
Automotive	8%	8%
Others	8%	7%

Gross profit increased $5.8 million, from $18.2 million (33.1% of sales) for Q1 2004 to $24.0 million (34.4% of sales) for Q1 2005. The improvement in gross profit in the first quarter was favorably affected by: 1) improved factory utilization from our phase I and phase II consolidations; 2) increased shipments and 3) higher average selling prices. The positive impact of the preceding items on gross margin in Q1 2005 were partially offset by $4.7 million of certain costs of sales items which included $0.2 million of write-off of inventories associated with our restructuring and consolidation program, $3.5 million for estimated transitional idle capacity and other restructuring related costs comprise of $0.6 million at IPG, $2.1 million at Santa Ana, $0.3 million at Watertown, and $0.5 million at Lawrence, $0.6 million for estimated time spent by existing employees for the consolidation of the Santa Ana facilities and $0.4 million of other expenses related to the consolidation of the Santa Ana facilities.

Selling, general and administrative expenses increased $1.1 million, from $9.7 million for Q1 2004 to $10.8 million for Q1 2005, primarily due to higher commission and other selling expenses associated with higher sales, and certain costs associated with implementation of the provisions of the Sarbanes-Oxley Act, which are expected to increase in future quarters.

In Q1 2005, restructuring charges of $0.4 million included expenses related to the consolidation in Santa Ana, some restructuring activity in Colorado and the consolidation in Watertown, as follows (amounts in thousands):

	Santa Ana	Colorado	Watertown	Total
Severance	$—	$267	$15	$282
Other consolidation related expenses	78	—	—	78

Total restructuring	$78	$267	$15	$360

We had lower average balances of debt and more cash in short-term investments in the first quarter of fiscal year 2005, compared to prior year first quarter; consequently, we had $0.04 million higher net interest income in Q1 2005 compared to Q1 2004.

The effective income tax rates were 33.0% for both Q1 2004 and Q1 2005.

CAPITAL RESOURCES AND LIQUIDITY

In the first quarter of fiscal year 2005, we financed our operations with cash from operations.

Net cash provided by operating activities was $6.3 million, and $0.6 million for the first quarters of fiscal years 2004 (“Q1 2004”) and 2005 (“Q1 2005”), respectively. The $5.7 million decrease was primarily a result of the $2.9 million increase in income that was offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, accounts receivable, accounts payable, accrued liabilities and income tax payable. In the first quarter of 2005, we paid approximately $4.9 million of bonus that was accrued at September 26, 2004. Timing of payments of invoices was also a factor because fiscal year 2004 ended on September 26, 2004 and the current quarter ended after a calendar month end on January 2, 2005.

Accounts receivable increased from $42.2 million at September 26, 2004 to $44.8 million at January 2, 2005. The increase of accounts receivable was primarily due to higher sales in the current quarter compared with sales in the prior quarter. The Days Sales Outstanding (“DSO”) was 56 days and 58 days at September 26, 2004 and at January 2, 2005, respectively. The 2-day increase in DSO in the current quarter was due to a timing shift of shipments closer to the end of the quarter compared to the prior quarter.

Inventories were $54.6 million at September 26, 2004 and $54.9 million at January 2, 2005. The increase in inventory resulted from products built in advance to cover shipments during changes of manufacturing locations associated with our consolidation program.

At January 2, 2005 we had $38.8 million of current liabilities, a decrease of $5.1 million from $43.9 million at September 26, 2004. The decrease was primarily due to payments of accrued employee severance related to the consolidations of the Santa Ana and Watertown facilities and other accrued employees benefit payments, partially offset by an increase in income taxes payable.

Net cash used in investing activities was $1.9 million and $2.2 million in Q1 2004 and Q1 2005, respectively. We spent $1.9 million and $2.2 million for capital equipment in Q1 2004 and Q1 2005, respectively.

Net cash provided by financing activities was $1.9 million and $6.1 million in Q1 2004 and Q1 2005, respectively. We received $1.9 million and $6.6 million from exercises of employee stock options in Q1 2004 and Q1 2005, respectively.

We had $45.1 million and $49.7 million in cash and cash equivalents at September 26, 2004 and January 2, 2005, respectively.

Current ratios were 3.5 to 1 and 4.1 to 1 at September 26, 2004 and January 2, 2005, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2006 and includes a facility to issue letters of credit. As of January 2, 2005, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility.

As of January 2, 2005, we were in compliance with the covenants required by our credit facility.

Upon completion, the estimated cost to consolidate the Santa Ana plant will be between $14.0 million to $18.0 million, including $1.5 million to $3.5 million in future costs to complete this project. We anticipate that our cash and cash equivalents will be our primary source for paying such costs.

As of January 2, 2005, we had no additional material commitments for capital expenditures.

Any proceeds from sales of assets should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

We are involved in certain patent litigation (see Legal Proceedings). Legal costs could increase above normal levels and continue at elevated levels over the next several years. We have not estimated the total amounts of these costs, but it is possible that these costs could have a material effect on our future results.

We have been incurring costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act. We have spent approximately $200,000 on this project. We believe the costs for the first year of implementation (fiscal year 2005) could be, on an annual basis, approximately 1% of annual revenue and such costs could decrease to approximately ½% of annual revenue in subsequent years. These costs could have a material impact on our results.

The following table summarizes our contractual payment obligations and commitments as of January 2, 2005:

	Payments due by period (in 000’s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital Leases	$3,185	$231	$592	$586	$5,627	$(3,851)
Operating Leases	10,833	2,103	3,803	2,273	2,654	—
Purchase Obligations	6,732	3,002	3,280	450	—	—
Other Long-term Liabilities	1,170	219	322	132	497	—

Total	$21,920	$5,555	$7,997	$3,441	$8,778	$(3,851)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging, earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB 25 (“APB 25”) would. We use APB Opinion No. 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We will be required to account for equity compensation under FASB Statement 123R “Share-Based Payment” (“FAS 123R”), commencing prospectively with our fourth quarter of fiscal year 2005.

We have reported an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so for the first time by generally accepted accounting principles because FASB issued FAS 123R, which will require all companies to record compensation costs for all share-based payments, at fair value, which include employee stock options. This statement will be effective prospectively, commencing with our fourth quarter of fiscal year 2005. We have not determined the transition method to be used in adopting FAS 123R. The affect of the adoption of FAS 123R may be material but currently not estimable.

Our estimated expense for stock options in accordance with FAS 123 might provide at least some indication of the impact of adoption of FAS 123R, but the actual effects may be different by a substantial but unknown amount due to changes in the amounts of stock options granted in future periods and changes in the other factors that are included in the calculation of stock option expense. We will study and may react differently to the revised rule than we did the prior rule. Also, there are differences in assumptions that affect the outcome, and we may reexamine our assumptions at any time before our required prospective adoption of the rule with our financial statements for our fourth fiscal quarter of FY 2005.

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

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

ACCOUNTING FOR INCOME TAXES

On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 (the “2004 Act”). The 2004 Act retroactively extended the expiration date of the research tax credit from June 30, 2004 to December 31, 2005. Since the credit was reinstated after September 26, 2004, the Company recognized credit only through June 30, 2004. The credit retroactively reinstated from July 1, 2004 through September 26, 2004 has been recognized in the first quarter of the fiscal year ending September 2005.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income, which will be phased in from 2005 through 2010. Both deductions are subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might benefit from these provisions. We expect to be in a position to finalize our assessment by the end of the current fiscal year.

WE ARE INCURRING ADDITIONAL EXPENSES TO DOCUMENT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS CONTEMPLATED IN SARBANES-OXLEY SECTION 404.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake, in fiscal year 2005, a thorough examination of our internal control over financial reporting. We also are required to document and test our system. Ultimately, our management will be responsible to report to our stockholders in the fiscal year 2005 annual report about the condition of our internal control over financial reporting as measured against the standards promulgated under the Sarbanes-Oxley Act and interpretations thereof by relevant organizations, such as PCAOB, IT Governance Institute or others, and our auditors will be requested to attest to that report. The independent registered public accounting firm that audits our financial statements will audit our internal control over financial reporting for weaknesses and comment on any identified material weaknesses, using the standards promulgated under the Sarbanes-Oxley Act. We can not be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

We are uncertain about the total costs we will incur, although we roughly estimate that the costs in fiscal year 2005 could be approximately one to two percent of the current revenues. There is great demand for consultants in the relevant area, and their fees reflect the short supply, which was caused by thousands of companies concurrently dealing with the requirement. (Section 404 applies to other public companies as well, although implementation dates vary from company to company.) The consultants will charge based on hours worked, and the actual work may materially exceed the estimates we have received from the consultants. Unforeseen challenges could be encountered that require additional work, as well as additional time. In order to meet our deadlines, we may incur material expenses and costs for overtime and additional consulting fees and charges.

Our filing of our fiscal year 2005 annual report on a timely basis will depend upon our timely completion of these tasks and our independent registered public accounting firm’s timely completion of the audit of our internal control over financial reporting. A late annual report could have material adverse effects on us, both legally and with respect to the opinions of the participants in the securities market.

Any discovery of any material irremediable weakness in our internal control over financial reporting could have material adverse effects on us as we would need to conclude that our internal control over financial reporting is ineffective.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all those statements that contain words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words or comparable words. In addition, all of the information herein that does not state an historical fact is forward-looking, including any statement or implication about an estimate or a judgment, an expectation as to a future time, future result or other future circumstance. For various reasons, actual results may differ substantially from the results that the forward-looking statements suggest. Therefore, forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, that we will continue to retain the full-time services of all of our present executive officers and key employees, that we will be able to successfully resolve any disputes and other business matters as anticipated, that competitive conditions within the analog, mixed signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect us adversely, that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse changes in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on historic experience and business developments, the impact of which may cause us to alter our internal forecasts, which may in turn affect our subsequent expectations and our future results. We do not undertake to announce publicly the changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements.

Adverse changes to our results could result from any number of factors, including but not limited to fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties upon whom we rely in our business or operations.

The inclusion of forward-looking information should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved.

We are setting out some of the relevant risk factors below in full for the convenience of the readers. The readers may also refer to the risk factors in our previous and future filings, for further information of interest, as well as detailed factual descriptions of or related to risks and uncertainties in the Notes to our financial statements accompanying this report.

Downturns in the highly cyclical semiconductor industry have adversely affected the operating results and the value of our business.

The semiconductor industry is highly cyclical, and the value of our business has declined during the “down” portion of these cycles. During recent years, we as well as many others in our industry, experienced significant declines in the pricing of, as well as demand for, products. The market for semiconductors has experienced severe and prolonged downturns. In the future, these downturns may prove to be as, or possibly more, severe. The markets for our products depend on continued demand in the mobile connectivity, automotive, telecommunications, computers/peripherals, defense and aerospace, space/satellite, industrial/commercial and medical markets, and these end-markets have experienced changes in demand that have adversely affected our operating results and financial condition.

Concentration of the factories in the semiconductor industry.

Relevant portions of the semiconductor industry, and those that serve or supply this industry, tend somewhat to be concentrated in certain areas of the world, and therefore, the semiconductor industry has from time to time been, and may from time to time be adversely affected by natural disasters in various locales, epidemics and health advisories such as those related to Sudden Acute Respiratory Syndrome.

The semiconductor business is highly competitive and increased competition could reduce our value.

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. We anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001. We compete in various markets with companies of various sizes, many of which are larger and have greater resources than we have, and thus may be better able to penetrate new markets or pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. We have numerous competitors. Some of our current major competitors are Motorola, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

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

For instance, presently we are challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b, 802.11g and 802.11N and combinations thereof.

Although this development has already resulted in design wins related to 802.11a, 802.11g, and 802.11N the solutions related to the other standards and the combination of all of the standards are still in development and are in constant change. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

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

In the instances in which we hold patents or patent licenses, such as with respect to some circuit components for notebook computers and LCD TV’s, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any.

If any infringements, real or imagined, happen to exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts or such licenses may not be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have material adverse effects on our operating results, financial condition and cash flows.

We are also involved in certain patent litigation (see Legal Proceedings in our most recently filed Form 10-K) to protect our patents and patent rights, which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a negative effect on our future results.

Production delays related to new compound semiconductors could adversely affect our future results.

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

We may be unsuccessful in our efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render our products or technologies obsolete or non-competitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand sales. We may not be able to accomplish these goals. Designs that we have introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive notebook computer, monitors and the LCDTV market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to various risks and uncertainties.

We must commit resources to research and development, design, and production prior to receipt of purchase commitments and could lose some or all of the associated investment.

We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or cancelled without penalty. As a result, we must commit resources to the research, design and production of products without any advance purchase commitments from customers. Any inability to sell a product after we devote significant resources to it could have material adverse effects on our business, financial condition, results of operations and cash flows.

Variability of our manufacturing yields may affect our gross margins.

Our manufacturing yields vary significantly among products, depending on the complexity of a particular product’s design and our experience in manufacturing that type of product. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins.

The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties include:

•	Defects in masks, which are used to transfer circuit patterns onto our wafers;

•	Impurities in the materials used;

•	Contamination of the manufacturing environment; and

•	Equipment failure.

Because a large portion of our costs of manufacturing is relatively fixed, and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, our process technologies have primarily utilized standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon circuit devices. We may be unable to continue to improve yields in the future, and we may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

International operations and sales expose us to material risks.

Revenues from foreign markets represent a significant portion of total revenues. We maintain facilities or contracts with entities in Korea, Japan, China, Ireland, Thailand, the Philippines, and Taiwan. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages;

•	Economic and political instability;

•	Terrorist activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products may be greater in those foreign countries. We may experience material adverse effects to our financial condition, operating results and cash flows in the future.

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

Our manufacturing operations, and the outside manufacturing operations, which we use increasingly, depend upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

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

We depend on third party subcontractors in Asia for assembly and packaging of a portion of our products. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Although we seek to reduce our dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer at least until alternate qualified subcontractors, if any, were to become available and active.

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results. Also these subcontractors must be qualified by the U.S. government or customer for hi-rel processes. Historically DCSC has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

Fixed costs may reduce operating results if our sales fall below expectations.

Our expense levels are based, in part, on our expectations as to future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results. This challenge could be made even more difficult if lead times between orders and shipments are shortening.

Reliance on government contracts for a portion of our sales could have material adverse effects on results of operations.

Some of our sales are derived from customers whose principal sales are to the United States Government. If we experience significant reductions or delays in procurements of our products by the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. A significant portion of our sales are to defense and aerospace markets, which are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. Defense-related business is anticipated to continue to increase for us; however, the actual timing and amount of an increase is uncertain. In the past, expected increases in defense related spending has occurred at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

There may be unanticipated costs associated with adding to or supplementing our manufacturing capacity.

We anticipate that future growth of our business could require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

•	Unavailability or late delivery of the advanced, and often customized, equipment used in the production of our specialized products;

•	Delays in bringing new production equipment on-line;

•	Delays in supplying satisfactory designs or products to our existing customers; and

•	Unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new facilities.

These and other risks may affect the ultimate cost and timing of any expansion of our capacity.

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

Our ability to successfully offer and sell our products requires effective planning and management processes. Our Capacity Optimization Enhancement Program, with consolidations and realignments of operations, and expected future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems, procedures and information technology. In addition, we will need to continue to train and manage our workforce worldwide. Any unmet challenges in that regard could negatively affect our results of operations.

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

Such actions by us could impact our operating results and/or the price of our common stock potentially. We have no current binding agreements or definite plans to make any particular material acquisitions.

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

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. - Santa Ana, of Santa Ana, California (“Santa Ana”) into some of our other facilities. Santa Ana, whose manufacturing represented approximately 20% of our annual revenues in fiscal 2003, had approximately 380 employees and occupied 123,000 square feet. The consolidation of Santa Ana has had, as currently estimated minimal adverse impact on revenues.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. We expect to announce further plant closures. Possible adverse consequences resulting from or related to such announcement may include various accounting charges, an inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into fewer facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved. We have major technical challenges in regard to transferring component manufacturing between locations. First we must be finished qualifying the new facility appropriately with the U.S. governmental agencies and companies concerned. While we plan generally to retain all of our revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer range savings.

Our products may be found to be defective and we may not have sufficient liability insurance.

One or more of our products may be found to be defective after we have already shipped the products in volume, requiring a product replacement or recall. We may also be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), defense, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistakes can result in large and unanticipated product returns, product liability and warranty liability.

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

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us under environmental laws and regulations.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 26, 2004.

We are involved in various pending litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Some of our facilities are located near major earthquake fault lines.

Our headquarters and one of our major operating facilities, and certain other critical business operations are located near known earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of a major earthquake.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in Rights to purchase 1/4000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquiror because each Right entitles the holder to receive securities or assets valued at $200;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, without board approval until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in the Common Stock.

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

The market price of our stock has fluctuated widely. Between September 26, 2004 and January 2, 2005, the price of our common stock ranged between a low of $13.56 and a high of $18.76. The current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

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

Our accounting policies and estimates have a material effect on the financial results we report.

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected to the extent actual results differ from accounting estimates. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and also of goodwill. Our judgments, estimates and assumptions are subject to change at any time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, or the stock market. We are exposed to various market risks, which are related to changes in certain foreign currency exchange rates and changes in certain interest rates.

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

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading, speculative purposes or to manage our interest rate risk. Our other financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

We currently have a $30,000,000 revolving line of credit, which expires in March 2006. At January 2, 2005, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

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

During our first fiscal quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 10, 2004, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-Q.

We are also involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

MICROSEMI CORPORATION

DATED: February 10, 2005	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350