Form 10-Q
period 2005-04-03
MICROSEMI CORP
filed 2005-05-13
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2005

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 25, 2005 was 61,638,872.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended April 3, 2005 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the six months ended April 3, 2005, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of September 26, 2004, and as of April 3, 2005 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 26, 2004	April 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$45,118	$59,846
Accounts receivable, net of allowance for doubtful accounts, $1,361 at September 26, 2004 and $1,548 at April 3, 2005	42,219	48,018
Inventories	54,555	55,489
Deferred income taxes	8,490	8,490
Other current assets	1,979	1,795

Total current assets	152,361	173,638

Property and equipment, net	59,098	58,188
Deferred income taxes	8,772	8,772
Goodwill	3,258	3,258
Other intangible assets, net	5,411	4,951
Other assets	4,098	4,013

TOTAL ASSETS	$232,998	$252,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$121
Current maturity of long-term liabilities	677	475
Accounts payable	17,012	13,160
Accrued liabilities	21,779	20,849
Income taxes payable	4,315	9,911

Total current liabilities	43,904	44,516

Long-term liabilities	4,217	3,702

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 59,830 and 61,623 at September 26, 2004 and April 3, 2005, respectively	11,966	12,325
Capital in excess of par value of common stock	123,379	131,433
Retained earnings	49,551	60,863
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	184,877	204,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,998	$252,820

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Quarter Ended
	March 28, 2004	April 3, 2005
Net sales	$57,745	$73,318
Cost of sales	38,495	43,542

Gross profit	19,250	29,776

Operating expenses:
Selling, general and administrative	9,353	12,891
Research and development	5,362	4,732
Amortization of intangible assets	304	230
Impairment of assets, restructuring and severance charges	5,964	3,027

Total operating expenses	20,983	20,880

Operating income (loss)	(1,733)	8,896

Other income (expense):
Interest, net	63	242
Other, net	(18)	21

Total other income	45	263

Income (loss) before income taxes	(1,688)	9,159

Provision (benefit) for income taxes	(557)	3,114

NET INCOME (LOSS)	$(1,131)	$6,045

Earnings (loss) per share:
Basic	$(0.02)	$0.10

Diluted	$(0.02)	$0.09

Common and common equivalent shares outstanding:
Basic	59,119	61,295

Diluted	59,119	64,492

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except earnings per share)

	Six Months Ended
	March 28, 2004	April 3, 2005
Net sales	$112,690	$143,072
Cost of sales	75,258	89,280

Gross profit	37,432	53,792

Operating expenses:
Selling, general and administrative	19,060	23,687
Research and development	10,112	9,603
Amortization of intangible assets	606	459
Impairment of assets, restructuring and severance charges	5,964	3,387

Total operating expenses	35,742	37,136

Operating income	1,690	16,656

Other income (expense):
Interest, net	141	359
Other, net	(6)	5

Total other income	135	364

Income before income taxes	1,825	17,020

Provision for income taxes	602	5,708

NET INCOME	$1,223	$11,312

Earnings per share:
Basic	$0.02	$0.19

Diluted	$0.02	$0.18

Common and common equivalent shares outstanding:
Basic	58,356	60,798

Diluted	60,990	64,305

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	March 28, 2004	April 3, 2005
Cash flows from operating activities:

Net income	$1,223	$11,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,063	6,478
Provision for doubtful accounts	97	430
Loss on dispositions and retirements of assets	—	452
Changes in assets and liabilities:
Accounts receivable	(3,201)	(6,228)
Inventories	(1,372)	(934)
Other current assets	(269)	184
Accounts payable	1,546	(3,852)
Accrued liabilities	4,972	(402)
Income taxes payable	(11)	5,596

Net cash provided by operating activities	9,048	13,036

Cash flows from investing activities:
Purchases of property and equipment	(3,156)	(5,693)
Changes in other assets	34	85
Proceeds from the sale of assets	—	(396)

Net cash used in investing activities	(3,122)	(6,004)

Cash flows from financing activities:

Payments of long-term liabilities	(199)	(717)
Exercise of employee stock options	4,122	8,413

Net cash provided by financing activities	3,923	7,696

Net increase in cash and cash equivalents	9,849	14,728
Cash and cash equivalents at beginning of period	29,353	45,118

Cash and cash equivalents at end of period	$39,202	$59,846

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2005

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the first six months ended April 3, 2005 of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 26, 2004	April 3, 2005
Raw materials	$13,289	$13,887
Work in process	28,244	25,461
Finished goods	13,022	16,141

	$54,555	$55,489

3. CONTINGENCY

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (“the Subsidiary”) had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

We are involved in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for the quarters and six months ended March 28, 2004 and April 3, 2005 were calculated as follows (amounts in 000’s):

	Quarters Ended		Six Months Ended
	March 28, 2004	April 3, 2005	March 28, 2004	April 3, 2005
Net income (loss)	$(1,131)	$6,045	$1,223	$11,312
Translation adjustment	—	—	(9)	—

Comprehensive income (loss)	$(1,131)	$6,045	$1,214	$11,312

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

Earnings per share (“EPS”) for the respective quarters and respective six months ended March 28, 2004 and April 3, 2005 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	March 28, 2004	April 3, 2005	March 28, 2004	April 3, 2005
BASIC

Net income (loss)	$(1,131)	$6,045	$1,223	$11,312

Weighted-average common shares outstanding	59,119	61,295	58,356	60,798

Basic earnings (loss) per share	$(0.02)	$0.10	$0.02	$0.19

DILUTED
Net income (loss)	$(1,131)	$6,045	$1,223	$11,312

Weighted-average common shares outstanding for basic	59,119	61,295	58,356	60,798
Dilutive effect of stock options	—	3,197	2,634	3,508

Weighted-average common shares outstanding on a diluted basis	59,119	64,492	60,990	64,305

Diluted earnings (loss) per share	$(0.02)	$0.09	$0.02	$0.18

Approximately 10,575,000 and 186,000 options were not included in the computation of diluted EPS in the second quarters of fiscal years 2004 and 2005, respectively, and 341,000 and 186,000 options were not included in the computation of diluted EPS in the first six months of fiscal years 2004 and 2005, respectively, as they would have been antidilutive.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging, earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We use APB 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We will be required to account for equity compensation under FASB Statement 123R “Share-Based Payment” (“FAS 123R”), commencing prospectively with our first quarter of fiscal year 2006.

We have disclosed an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so for the first time by generally accepted accounting principles to comply with FAS 123R, which will require all companies to record compensation costs for all share-based payments, at fair value, which include employee stock options. This statement will be effective prospectively, commencing with our first quarter of fiscal year 2006. We have not determined the transition method to be used in adopting FAS 123R. The affect of the adoption of FAS 123R may be material but currently not estimable.

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

The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings (loss) per share):

	Quarters Ended		Six Months Ended
	March 28, 2004	April 3, 2005	March 28, 2004	April 3, 2005
Net income (loss), as reported	$(1,131)	$6,045	$1,223	$11,312

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,991)	(2,544)	(4,545)	(5,039)

Pro forma net income (loss)	$(3,122)	$3,501	$(3,322)	$6,273

Earnings (loss) per share:
Basic - as reported	(0.02)	0.10	0.02	0.19

Basic - pro forma	(0.05)	0.06	(0.05)	0.10

Diluted – as reported	$(0.02)	$0.09	$0.02	$0.18

Diluted - pro forma	$(0.05)	$0.06	$(0.05)	$0.10

The fair value of each stock option grant was estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Six Months Ended
	March 28, 2004	April 3, 2005	March 28, 2004	April 3, 2005
Risk free interest rate	2.88%	4.17%	3.04%	3.88%
Expected dividend yield	None	None	None	None
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	78.0%	87.0%	78.0%	87.0%

8. GEOGRAPHICAL INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intergeographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by the originating geographic areas is as follows (amounts in thousands):

	Six Months Ended
	March 28, 2004	April 3, 2005
Net sales:
United States
Sales to unaffiliated customers	$97,730	$125,266
Intergeographic sales	11,119	12,495
Europe
Sales to unaffiliated customers	14,110	16,172
Intergeographic sales	117	1,723
Asia
Sales to unaffiliated customers	850	1,634
Intergeographic sales	131	(84)
Eliminations of intergeographic sales	(11,367)	(14,134)

Total	$112,690	$143,072

Income (loss) from operations:
United States	$539	$14,958
Europe	1,278	1,833
Asia	(127)	(135)

Total	$1,690	$16,656

Long lived assets:
United States	$59,014	$56,886
Europe	668	869
Asia	746	433

Total	$60,428	$58,188

Capital expenditures:
United States	$3,061	$5,502
Europe	47	203
Asia	48	127

Total	$3,156	$5,832

Depreciation and amortization:
United States	$5,830	$6,168
Europe	102	138
Asia	131	172

Total	$6,063	$6,478

9. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

At April 3, 2005, the remaining restructuring balance of $0.04 million of Phase 1 relates to the renovation of the leased Watertown facilities, which was vacated as of April 3, 2005. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		131	131
Cash expenditures-fiscal year 2005		(91)	(91)

Balance at April 3, 2005		$40	$40

Phase II

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupies a 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Santa Ana ceased shipments of its products and Scottsdale shipped all products that used to be produced in Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.1 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We have recorded $0.1 million in the six months ended April 3, 2005 and will record an additional $0.1 million over the future service periods as required by FAS 146. During the six months ended April 3, 2005, we have reduced our estimated accrual for severance by $0.2 million because the related employees were transferred to other operations of Microsemi. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been or will be transferred to other Microsemi operations. In the six months ended April 3, 2005 we recorded $0.2 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana has been reduced substantially and will cease in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869
Provisions	134	119	253
Reduction of benefits	(236)	—	(236)
Cash expenditures	(1,632)	(119)	(1,751)

Balance at April 3, 2005	$2,135	$—	$2,135

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods (in fiscal year 2005) as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provision	$739	$518	$1,257
Cash expenditure	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461
Provision	15	97	112
Cash expenditure	(265)	(97)	(362)

Balance at April 3, 2005	$211	$—	$211

Phase III —Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the hi-rel products operations of Microsemi Corp.-Colorado of Broomfield, Colorado (“Colorado”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11% and 9% of our shipments in fiscal years 2003 and 2004, respectively. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our annual shipments in fiscal years 2003 and 2004. Costs associated with the completion of Phase III of our consolidation program are estimated to range from $9.0 million to $12.0 million to be incurred over the next 12 to 18 months.

We are in the process of determining whether assets of either of these plants are impaired in value by this action and if there are impaired assets, the associated impairment charge to be recorded in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). In addition, other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 (Employers’ Accounting for Postemployment Benefits) or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4) as applicable, when incurred.

In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million and $1.4 million for Colorado and Ireland, respectively, in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits” (“FAS 112”). The severance payments cover approximately 148 employees, including 14 management positions, in Colorado and 46 employees, including 5 management positions, in Ireland. We anticipate that payments of severance will start in fiscal year 2006.

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

We currently serve a broad group of customers. None of our customers accounted for more than 6% of our total net sales in the first six months of fiscal year 2005. The following were our major customers during that period: Seagate Technology (5%), VLSIP Technologies Inc. (3%), Lockeed Martin Corporation (3%), Raytheon Co. (2%), Medtronic Incorporated (3%), Honeywell (3%), St. Jude Medical (2%), and The Boeing Co. (2%). The percentage amounts in parentheses are the approximate sales to each of the respective customers as a percentage of our total net sales in the six months ended April 3, 2005.

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

At April 3, 2005, the remaining restructuring balance of $0.04 million of Phase 1 relates to the renovation of the leased Watertown facilities, which was vacated as of April 3, 2005. The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reductions	Plant Closures	Total
Balance at September 29, 2002	$2,161	$726	$2,887

Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$0	299	299

Cash expenditures-fiscal year 2004		(168)	(168)

Balance at September 26, 2004		131	131

Cash expenditures-fiscal year 2005		(91)	(91)

Balance at April 3, 2005		$40	$40

Phase II

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

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.1 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We have recorded $0.1 million in the six months ended April 3, 2005 and will record an additional $0.1 million over the future service periods as required by FAS 146. During the six months ended April 3, 2005, we have reduced our estimated accrual for severance by $0.2 million because the related employees were transferred to other operations of Microsemi. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In the six months ended April 3, 2005 we recorded $0.1 million for other restructuring related expenses. We do not anticipate any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana has been reduced substantially and will cease in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869
Provisions	134	119	253
Reduction of estimated severance	(236)	—	(236)
Cash expenditures	(1,632)	(119)	(1,751)

Balance at April 3, 2005	$2,135	$—	$2,135

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

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been and will be recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.8 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We will record an additional $0.1 million over the future service periods (in fiscal year 2005) as required by FAS 146. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge on account of this consolidation. We completed the consolidation of the Watertown operations in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provision	$739	$518	$1,257
Cash expenditure	(278)	(518)	(796)

Balance at September 26, 2004	461	0	461
Provision	15	97	112
Cash expenditure	(265)	(97)	(362)

Balance at April 3, 2005	$211	$0	$211

Phase III

In April 2005, we announced 1) the consolidation of the hi-rel products operations of Microsemi Corp.-Colorado of Broomfield, Colorado (“Colorado”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Colorado has approximately 165 employees and occupies a 130,000 square foot Company-owned facility. Colorado shipped approximately 11% and 9% of our shipments in fiscal years 2003 and 2004, respectively. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot Company-owned facility. Ireland shipped approximately 2% of our annual shipments in fiscal years 2003 and 2004. Costs associated with the completion of Phase III of our consolidation program are estimated to range from $9.0 million to $12.0 million and to be incurred over 12 to 18 months, excluding any gain or loss from dispositions of the plant and property.

We are in the process of determining whether assets of either of these plants are impaired in value by this action and if there are impaired assets, the associated impairment charge to be recorded in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). In addition, other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 (Employers’ Accounting for Postemployment Benefits) or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4) as applicable, when incurred.

In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million and $1.4 million for Colorado and Ireland, respectively, in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions, in Colorado and 46 employees, including 5 management positions, in Ireland. We anticipate that these severance payments will start in fiscal year 2006.

The consolidation of Colorado has been expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. We believe that we will have incurred a total cost of $6.0 million to $8.0 million, upon completion of the consolidation of Colorado, excluding any gain or loss from dispositions of the plant and property.

The closure of the manufacturing facility in Ireland has been expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions. We believe that we will have incurred a total cost of $3.0 million to $4.0 million, upon completion of the closure of the Ireland manufacturing facility, excluding any gain or loss from dispositions of the plant and property.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2004 COMPARED TO THE QUARTER ENDED APRIL 3, 2005.

Net sales increased $15.6 million or 27% from $57.7 million for the second quarter of fiscal year 2004 (“Q2 2004”) to $73.3 million for the second quarter of fiscal year 2005 (“Q2 2005”); primarily due to improved pricing for certain hi-rel products and higher volume of shipments for certain commercial products. The increase included approximately $8.3 million, $4.0 million, and $4.2 million, of higher sales for defense and aerospace, medical products, and collectively mobile connectivity, notebook computers, monitors and LCD TV’s, respectively, offset by decreases of approximately $0.8 million and $0.1 million in shipments of automotive backlighting products and other products.

On April 28, 2005, we announced that we expected our sales for the third quarter of fiscal year 2005 to increase by two to four percent compared to Q2 2005. We are expecting that the strong demand for our products for defense/aerospace, medical, notebooks/monitors/LCD TV’s markets will continue.

Sales to OEM customers represented approximately 60% of our revenues for Q2 2004 and Q2 2005. The breakout of net sales to OEM customers (which excludes sales to distributors) in Q2 2004 and Q2 2005 were as follows:

	Q2 2004	Q2 2005
Defense/Aerospace	39%	42%
Medical	16%	18%
Notebooks/Monitors/LCD TV’S	14%	12%
Mobile Connectivity	13%	15%
Automotive	9%	6%
Others	9%	7%

Gross profit increased $10.5 million, from $19.3 million (33.3% of sales) for Q2 2004 to $29.8 million (40.6% of sales) for Q2 2005. The improvement in gross profit in the second quarter was favorably affected by: 1) improved factory utilization from our phase I and phase II consolidations; 2) increased shipments and 3) higher average selling prices. Costs of sales included $1.6 million and $2.9 million related to our consolidation projects in Q2 2004 and Q2 2005, respectively.

Selling, general and administrative expenses increased $3.5 million, from $9.4 million for Q2 2004 to $12.9 million for Q2 2005, primarily due to higher commission and other selling expenses associated with higher sales, legal expense, costs for enhancement of information systems and costs associated with implementation of the provisions of Section 404 of the Sarbanes-Oxley Act, all of which are expected to continue in fiscal year 2005.

Research and development decreased $0.6 million, primarily due to the abandonment of the LED product line in Watertown and the consolidation of Santa Ana.

In Q2 2005, restructuring charges of $2.6 million included expenses related to the consolidation of Santa Ana, Colorado, Ireland and Watertown as follows (amounts in thousands):

	Santa Ana	Colorado	Ireland	Watertown	Total
Severance	$103	$1,134	$1,405	$—	$2,642
Reduction of severance	(236)	—	—	—	(236)
Other consolidation related expenses	72	—	—	97	169

Total	$(61)	$1,134	$1,405	$97	$2,575

In Q2 2005, we recorded approximately $0.6 million of charges for abandoned assets in Santa Ana and a $0.1 million reversal of a reserve for contingent liabilities related to a sale of assets in a prior period.

We had lower average balances of debt and more cash in short-term investments in Q2 2005, compared to Q2 2004; consequently, we had $0.2 million higher net interest income in Q2 2005 compared to Q2 2004.

The effective income tax rates were 33.0% for Q2 2004 and 34.0% for Q2 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 28, 2004 COMPARED TO THE SIX MONTHS ENDED APRIL 3, 2005.

Net sales increased $30.4 million or 27% from $112.7 million for the first six months of fiscal year 2004 (“2004 YTD”) and $143.1 million for the first six months of fiscal year 2005 (“2005 YTD”) primarily due to better pricing for certain hi-rel products and higher volume of shipments for certain commercial products. The increase included approximately $15.9 million, $9.0 million, $2.7 million, $2.0 million, $0.4 million, and $0.4 million of higher sales for defense and aerospace, medical products, computer and peripheral, mobile connectivity, automotive products, and of other products, respectively.

Sales to OEM customers represented approximately 60% of our revenues for 2004 YTD and 2005 YTD, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) for 2004 YTD and 2005 YTD were as follows:

	2004 YTD	2005 YTD
Defense/Aerospace	41%	43%
Medical	18%	16%
Notebooks/Monitors	14%	12%
Mobile Connectivity	11%	15%
Automotive	8%	7%
Others	8%	7%

Gross profit increased $16.4 million, from $37.4 million (33.2% of sales) for 2004 YTD to $53.8 million (37.6% of sales) for 2005 YTD. The improvement in gross profit in the second quarter was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from phase I and phase II of our Capacity Optimization Enhancement Program; and 4) increased revenues. Costs of sales included $2.7 million and $7.7 million related to our consolidation projects in 2004 YTD and 2005 YTD, respectively.

Selling, general and administrative expenses increased $4.6 million, from $19.1 million for 2004 YTD to $23.7 million for the 2005 YTD, primarily due to higher selling expenses associated with higher sales, legal costs, costs of enhancements of information systems and certain costs associated with implementation of the provisions of the Sarbanes-Oxley Act, all of which are expected to continue in fiscal year 2005.

Research and development decreased $0.5 million, primarily due to the abandonment of the LED product line in Watertown and the consolidation of Santa Ana.

In 2005 YTD, restructuring charges of $2.9 million included expenses related to the consolidation in Santa Ana, Colorado, Ireland and Watertown, and were as follows (amounts in thousands):

	Santa Ana	Colorado	Ireland	Watertown	Total
Severance	$134	$1,401	$1,405	$15	$2,955
Reduction of Severance	(236)	—	—	—	(236)
Other consolidation related expenses	119	—	—	97	216

Total	$17	$1,401	$1,405	$112	$2,935

In 2005 YTD, we recorded approximately $0.6 million for abandoned assets in Santa Ana and a $0.1 million reversal of a reserve for contingent liabilities related to a sale of assets in a prior period.

We had lower balances of debt and more cash for short term investments in 2005 YTD, compared to 2004 YTD; consequently, we had $0.4 million of net interest income in 2005 YTD compared to $0.1 million of net interest income in 2004 YTD.

The effective income tax rates were 33.0% and 33.5% for 2004 YTD and 2005 YTD, respectively.

CAPITAL RESOURCES AND LIQUIDITY

In the first six months of fiscal year 2005, we financed our operations with cash from operations.

Net cash provided by operating activities was $9.0 million, and $13.0 million for the first six months of fiscal years 2004 (“2004 YTD”) and 2005 (“2005 YTD”), respectively. The $4.0 million increase in cash flow was primarily a result of the increase in revenue and income, partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, accounts receivable, accounts payable, accrued liabilities and income tax payable. In Q1 2005, we paid approximately $4.9 million of bonus that was accrued at September 26, 2004. Timing of payments of invoices was also a factor in reducing cash flow from operations because 2004 YTD ended on March 28, 2004, and 2005 YTD ended after a calendar month end, on April 3, 2005.

Accounts receivable increased from $42.2 million at September 26, 2004 to $48.0 million at April 3, 2005. The increase in accounts receivable was primarily due to higher sales in Q2 2005 compared with sales in the last quarter of fiscal year 2004 as well as minor delays in payments by several large customers in Q2 2005. The Days Sales Outstanding (“DSO”) was 56 days and 59 days at September 26, 2004 and at April 3, 2005, respectively. The 3-day increase in DSO at the current quarter end compared to the end of fiscal year 2004 was due to a timing shift of shipments closer to the end of the quarter compared to the prior year end as well as minor delays in payments by several large customers.

Inventories were $54.6 million at September 26, 2004 and $55.5 million at April 3, 2005. The increase in inventory resulted from products built in advance to cover shipments during changes of manufacturing locations associated with our consolidation program.

At April 3, 2005, we had $44.5 million of current liabilities, an increase of $0.6 million from $43.9 million at September 26, 2004. The increase was primarily due to an increase in income taxes payable partially offset by payments of accrued employee severance related to the consolidations of the Santa Ana and Watertown facilities and other accrued employees benefit payments.

Net cash used in investing activities was $3.1 million and $6.0 million in 2004 YTD and 2005 YTD, respectively, primarily for capital equipment.

Net cash provided by financing activities was $3.9 million and $7.7 million 2004 YTD and 2005 YTD, respectively. We received $4.1 million and $8.4 million from exercises of employee stock options in 2004 YTD and 2005 YTD, respectively.

We had $45.1 million and $59.8 million in cash and cash equivalents at September 26, 2004 and April 3, 2005, respectively.

Current ratios were 3.5 to 1 and 3.9 to 1 at September 26, 2004 and April 3, 2005, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2007 and includes a facility to issue letters of credit. As of April 3, 2005, $0.4 million was outstanding in the form of a letter of credit; consequently $29.6 million was available under this credit facility.

As of April 3, 2005, we were in compliance with the covenants required by our credit facility.

Upon completion, the estimated cost to consolidate the Santa Ana plant will be between $14.0 million to $18.0 million, including $1.5 million to $3.5 million in future costs to complete this project. We anticipate that our cash and cash equivalents balances will be our primary source for paying such costs.

As of April 3, 2005, we had no additional material commitments for capital expenditures.

Any proceeds from sales of Company-owned buildings in Santa Ana, California; Ennis, Ireland; and Broomfield, Colorado should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

We are involved in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

We have been incurring costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act. Based on the amounts incurred thus far, we believe that the total costs for the first year of implementation (fiscal year 2005) could be, approximately 1% to 2% of annual revenue and such costs could decrease to approximately one-half of one percent (1/2%) of annual revenue in subsequent years. These costs could have a material impact on our results.

The following table summarizes our contractual payment obligations and commitments as of April 3, 2005:

	Payments due by period (in 000’s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital Leases	$3,181	$154	$592	$586	$5,627	$(3,778)
Operating Leases	13,466	1,790	4,981	3,549	3,146	—
Purchase obligations	5,783	2,053	3,280	450	—	—
Other Long-term Liabilities	1,057	105	323	132	497	—

Total	$23,487	$4,102	$9,176	$4,717	$9,270	$(3,778)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We use APB 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We will be required to account for equity compensation under FASB Statement 123R “Share-Based Payment” (“FAS 123R”). This statement will be effective prospectively, commencing with our first quarter of fiscal year 2006.

We have reported an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so for the first time by generally accepted accounting principles under FAS 123R, which will require all companies to record compensation costs for all share-based payments, at fair value, which include employee stock options. We have not determined the transition method to be used in adopting FAS 123R. The affect of the adoption of FAS 123R could be material but the possible impacts are currently not estimable.

Our estimated expense for stock options in accordance with FAS 123 might provide at least some indication of the impact of adoption of FAS 123R, but the actual effects may be different by a substantial but unknown amount due to changes in the amounts of stock options granted in future periods and changes in the other factors that are included in the calculation of stock option expense. We will study and may react differently to the revised rule than we did the prior rule. Also, there are differences in assumptions that affect the outcome, and we may reexamine our assumptions at any time before our required prospective adoption of the rule.

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

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (our fourth quarter of fiscal year 2005). We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

ACCOUNTING FOR INCOME TAXES

On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 (the “2004 Act”). The 2004 Act retroactively extended the expiration date of the research tax credit from June 30, 2004 to December 31, 2005. Since the credit was reinstated after September 26, 2004, the Company recognized credit only through June 30, 2004. The credit retroactively reinstated from July 1, 2004 through September 26, 2004 has been recognized in the first quarter of the fiscal year ending October 2005.

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

WE ARE INCURRING ADDITIONAL EXPENSES TO DOCUMENT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS CONTEMPLATED IN SARBANES-OXLEY SECTION 404.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake, in fiscal year 2005, a thorough examination of our internal control over financial reporting. We also are required to document and test our systems. Ultimately, our management will be responsible to report to our stockholders in the fiscal year 2005 annual report about the condition of our internal controls over financial reporting as measured against the standards promulgated under the Sarbanes-Oxley Act and interpretations thereof by relevant organizations, such as PCAOB, IT Governance Institute or others, and our auditors will be requested to attest to that report. The independent registered public accounting firm that audits our financial statements will audit our internal controls over financial reporting for weaknesses and comment on any identified material weaknesses, using the standards promulgated under the Sarbanes-Oxley Act. We can not be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

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

Any discovery of any material irremediable weakness in our internal control over financial reporting could have material adverse effects on us as we would need to conclude that our internal controls over financial reporting are ineffective.

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

We may be unsuccessful in our efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render our products or technologies obsolete or non-competitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand sales. We may not be able to accomplish these goals. Designs that we have introduced recently include primarily integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive notebook computer, monitors and the LCD TV market, LED driver solutions and power amplifiers for certain wireless LAN components. Their success will be subject to various risks and uncertainties.

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

Variability of our manufacturing yields may affect our gross margins and profits.

Our manufacturing yields vary significantly among products, depending on the complexity of a particular product’s design and our experience in manufacturing that type of product. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins and profits.

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

Our expense levels are based, in part, on our expectations for future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results. This challenge could be made even more difficult if lead times between orders and shipments are shortening.

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

We have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in restructuring costs.

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. - Santa Ana, of Santa Ana, California (“Santa Ana”) into some of our other facilities. Santa Ana, whose manufacturing represented approximately 20% and 13% of our annual revenues in fiscal years 2003 and 2004, had approximately 380 employees and occupied 123,000 square feet. The consolidation of Santa Ana has had, as currently estimated minimal adverse impact on revenues.

In April 2005, we announced the consolidation of the hi-rel products operations of Microsemi Corp. – Colorado of Bloomfield, Colorado into some of our other facilities and the closure of the manufacturing operations of Microsemi Corp. – Ireland of Ennis, Ireland. Colorado represents approximately 12% of our annual revenues, has approximately 165 employees and occupies a 130,000 square foot owned facility. Ireland represents less than 5% of our annual revenues, has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million and $1.4 million for Colorado and Ireland, respectively.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcement may include various accounting charges such as for idle capacity, an inventory buildup in preparation for the transition of manufacturing, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a fewer number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved. We have major technical challenges in regard to transferring component manufacturing between locations. First we must be finished qualifying the new facility appropriately with the U.S. governmental agencies or the customers concerned. While we plan generally to retain all of our revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

Our products may be found to be defective or hazardous and we may not have sufficient liability insurance.

One or more of our products may be found to be defective or to contain, without the customer’s knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), defense, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistakes can result in large and unanticipated product returns, product liability and warranty liability. New environmental regulations have imposed on us a new burden of determining the chemical contents of supplies we buy and use and to inform in turn our customers about our each of our finished goods’ chemical contents. Mistakes in this information gathering process could have material adverse effects on us, and the management and execution of this process is very challenging.

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

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes or in our finished goods. Under new environmental regulations, we will be responsible to determine whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations, old or new could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

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

Our headquarters, our major operating facilities, and certain other critical business operations are located near known earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of a major earthquake.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in the exercisability of the Right accompanying each share of Common Stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquiror because each Right entitles the holder upon exercise to receive securities or assets valued at $200;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, without board approval until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in the Common Stock.

In connection with our Shareholder Rights Plan, each share of Common Stock, par value $0.20, also entitles the holder to one redeemable and cancellable Right (not presently exercisable), as adjusted from time to time, to a given fraction of a share of Series A Junior Participating Preferred Stock, at a given exercise price, as adjusted from time to time under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

We may have increasing difficulty to attract and to continue retaining qualified outside Board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officer’s liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. Concurrently, the SEC and the Nasdaq Stock Market have imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it has become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between May 6, 2004 and May 6, 2005, the price of our common stock ranged between a low of $9.63 and a high of $18.76, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by order rates or our book-to-bill ratio and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. For these reasons, our book-to-bill ratio may not be an indication of future sales.

The percentage of our business represented by space/satellite and defense products may decline. If and when this occurs, we anticipate that our book-to-bill ratio will decline. On the other hand, the percentage of our business represented by space/satellite and defense products may increase. If and when this occurs, we anticipate that our book-to-bill ratio will increase. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times.

There may be some potential effects of system outages.

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages. The integration efforts generally concern our goal of strengthening or documenting our internal controls for the purposes contemplated in Section 404 of the Sarbanes-Oxley Act.

Our accounting policies and estimates have a material effect on the financial results we report.

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be adversely different from previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and also of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in GAAP as it applies to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, or the stock market. We are exposed to various market risks, which are related to changes in certain foreign currency exchange rates and changes in certain interest rates.

We conduct business in a number of foreign currencies, principally those of Europe and Asia, directly or through our foreign operations. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of these foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business and these currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Nonetheless, foreign currency fluctuations relative to the U.S. dollar have tended to increase in recent years. There can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Our largest foreign currency exposure results from activity in British pounds and the European Union Euro. We have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading or speculative purposes or to hedge exposure to interest rate risks. Our other financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. Accordingly, we have not engaged in transactions intended to hedge our exposure to changes in interest rates.

We currently have a $30,000,000 revolving line of credit, which expires in March 2007. At April 3, 2005, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. Market forces recently have been tending to increase short-term interest rates, although the prime rate and the Eurodollar rate move independently. The ratio of funded debt to EBITDA also would increase as amounts are borrowed under the line of credit. These factors could have the effect of potentially increasing the effective interest rate on future incremental borrowings.

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

During our second fiscal quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 10, 2004, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this Report on Form 10-Q.

On February 18, 2005, Permlight Products, Inc. filed suit against Microsemi in the Orange County Superior Court under Case No. 05CC03337. Permlight alleges claims based on breach of warranty, among other claims, arising from Microsemi’s sale of allegedly defective LED’s. Permlight seeks compensatory damages, including lost profits, and alleges damages in an amount not less than $1 million. Microsemi has cross-complained for, among other things, breach of contract based on Permlight’s failure to pay for the goods. We are in the early stage of this litigation; therefore, we are unable to assess the possible outcome of this litigation.

We are also involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on February 23, 2005.

(b)	Names and personal information about the nominees to the Board of Directors were Included in the Definitive Proxy Statement as filed with the SEC on January 21, 2005.

(c)	On Proposal 1, the votes received by each of the nominees to the Board of Directors were as follows:

	For	Withheld
James J. Peterson	54,478,426	612,263
Dennis R. Leibel	52,318,956	2,771,733
William E. Bendush	54,154,731	935,958
Thomas R. Anderson	52,318,656	2,772,033
Paul F. Folino	52,690,277	2,400,412
William L. Healey	52,692,277	2,398,412
Harold A. Blomquist	54,489,152	601,537

(d)	On Proposal 2, the votes on ratifying the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to audit our financial statements were as follows

For	Against	Abstain
53,076,822	2,004,318	9,549

Item 5. OTHER INFORMATION

On March 29, 2005, for the ninth time we amended our existing Credit Agreement. The terms of the Amendment are set forth in Exhibit 10.85.9, which is incorporated herein by this reference.

On April 4, 2005, we announced Phase III of our Capacity Optimization Enhancement Program (the “Plan”). We commenced the Plan in 2001. Phase III of the Plan involves our Colorado and Ireland facilities as described under the heading “Capacity Optimization Enhancement Program” immediately under the subheading “Phase III” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by this reference. Costs associated with the completion of Phase III are estimated to range from $9.0 million to $12.0 million to be incurred over the next 12 to 18 months. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million and $1.4 million for Colorado and Ireland, respectively. Other consolidation associated costs may include additional reduction of workforce, write-off of inventories, relocation of employees and equipment, transitional idle capacity and reorganization charges will be reported as restructuring costs. We are in the process of determining whether assets of either of these plants are impaired in value by this action.

Item 6. EXHIBITS

10.85.9	Ninth Amendment, dated March 29, 2005, to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED:	May 11, 2005	By:	/s/ David R. Sonksen
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
10.85.9	Ninth Amendment, dated March 29, 2005, to Credit Agreement dated April 2, 1999 (filed herewith)

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350