Form 10-Q
period 2005-07-03
MICROSEMI CORP
filed 2005-08-12
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2005

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 28, 2005 was 62,683,284.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended July 3, 2005 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the nine months ended July 3, 2005, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of September 26, 2004 and July 3, 2005 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 26, 2004	July 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$45,118	$77,165
Accounts receivable, net of allowance for doubtful accounts, $1,361 at September 26, 2004 and $1,560 at July 3, 2005	42,219	49,708
Inventories	54,555	54,567
Deferred income taxes	8,490	8,490
Other current assets	1,979	1,613

Total current assets	152,361	191,543
Property and equipment, net	59,098	58,741
Deferred income taxes	8,772	8,772
Goodwill	3,258	3,258
Other intangible assets, net	5,411	4,722
Other assets	4,098	4,088

TOTAL ASSETS	$232,998	$271,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$121	$121
Current maturity of long-term liabilities	677	480
Accounts payable	17,012	12,213
Accrued liabilities	21,779	21,080
Income taxes payable	4,315	13,125

Total current liabilities	43,904	47,019

Long-term liabilities	4,217	3,680

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 59,830 and 62,609 at September 26, 2004 and July 3, 2005, respectively	11,966	12,524
Capital in excess of par value of common stock	123,379	137,306
Retained earnings	49,551	70,614
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	184,877	220,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,998	$271,124

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	June 27, 2004	July 3, 2005
Net sales	$64,130	$75,214
Cost of sales	42,282	41,523

Gross profit	21,848	33,691

Operating expenses:
Selling, general and administrative	9,816	15,680
Research and development	5,250	4,583
Amortization of intangible assets	302	229
Impairment of assets, restructuring and severance charges (credits)	1,277	(208)
Loss on dispositions of assets, net	—	95

Total operating expenses	16,645	20,379

Operating income	5,203	13,312

Other income (expense):
Interest expense	(72)	(52)
Interest income	128	468
Other, net	(12)	1

Total other income	44	417

Income before income taxes	5,247	13,729
Provision for income taxes	1,732	3,978

Net Income	$3,515	$9,751

Earnings per share:
Basic	$0.06	$0.16

Diluted	$0.06	$0.15

Common and common equivalent shares outstanding:
Basic	59,483	62,013

Diluted	62,608	65,697

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Nine Months Ended
	June 27, 2004	July 3, 2005
Net sales	$176,820	$218,286
Cost of sales	117,540	130,803

Gross profit	59,280	87,483

Operating expenses:
Selling, general and administrative	28,876	39,367
Research and development	15,362	14,186
Amortization of intangible assets	908	688
Impairment of assets, restructuring and severance charges	7,241	2,727
Loss on dispositions of assets, net	—	547

Total operating expenses	52,387	57,515

Operating income	6,893	29,968

Other income (expense):
Interest expense	(219)	(149)
Interest income	416	924
Other, net	(18)	6

Total other income	179	781

Income before income taxes	7,072	30,749
Provision for income taxes	2,334	9,686

Net Income	$4,738	$21,063

Earnings per share:
Basic	$0.08	$0.34

Diluted	$0.08	$0.33

Common and common equivalent shares outstanding:
Basic	58,529	61,193

Diluted	61,327	64,759

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands, except per share data)

	Nine Months Ended
	June 27, 2004	July 3, 2005
Cash flows from operating activities:
Net income	$4,738	$21,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,065	9,177
Provision for doubtful accounts	65	253
Loss on dispositions and retirements of assets	—	547
Changes in assets and liabilities:
Accounts receivable	(5,036)	(7,742)
Inventories	(4,876)	(12)
Other current assets	(250)	366
Accounts payable	2,371	(4,799)
Accrued liabilities	7,464	(516)
Income taxes payable	1,662	8,810
Other long-term liabilities	(191)	(154)

Net cash provided by operating activities	15,012	26,993

Cash flows from investing activities:
Purchases of property and equipment	(8,137)	(8,861)
Changes in other assets	(5)	10

Net cash used in investing activities	(8,142)	(8,851)

Cash flows from financing activities:
Payments of long-term liabilities	(43)	(580)
Exercise of employee stock options	4,989	14,485

Net cash provided by financing activities	4,946	13,905

Effect of exchange rate changes on cash	(9)	—
Net increase in cash and cash equivalents	11,807	32,047
Cash and cash equivalents at beginning of period	29,353	45,118

Cash and cash equivalents at end of period	$41,160	$77,165

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2005

1.	PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the first nine months ended July 3, 2005 of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2.	INVENTORIES

Inventories used in the computation of cost of goods sold were (amounts in thousands):

	September 26, 2004	July 3, 2005
Raw Materials	$13,289	$14,438
Work in Progress	28,244	24,020
Finished Goods	13,022	16,109

	$54,555	$54,567

3.	CONTINGENCY

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income for the quarters and nine months ended June 27, 2004 and July 3, 2005 were calculated as follows (amounts in 000’s):

	Quarters Ended		Nine Months Ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
Net income	$3,515	$9,751	$4,738	$21,063
Translation adjustment	—	—	(9)	—

Comprehensive income	$3,515	$9,751	$4,729	$21,063

5.	EARNINGS PER SHARE

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

Earnings per share (“EPS”) for the respective quarters and respective nine months ended June 27, 2004 and July 3, 2005 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
BASIC
Net income	$3,515	$9,751	$4,738	$21,063

Weighted-average common shares outstanding	59,483	62,013	58,529	61,193

Basic earnings per share	$0.06	$0.16	$0.08	$0.34

DILUTED
Net income	$3,515	$9,751	$4,738	$21,063

Weighted-average common shares outstanding	59,483	62,013	58,529	61,193

Dilutive effect of stock options	3,125	3,684	2,798	3,566

Weighted-average common shares outstanding on a diluted basis	62,608	65,697	61,327	64,759

Diluted earnings per share	$0.06	$0.15	$0.08	$0.33

Approximately 540,000 and 8,000 options were not included in the computation of diluted EPS in the third quarters of fiscal years 2004 and 2005, respectively, and 361,000 and 65,000 options were not included in the computation of diluted EPS in the first nine months of fiscal years 2004 and 2005, respectively, as they would have been antidilutive.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We use APB 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We have disclosed an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so when we begin to account for equity compensation, which includes employee stock options, under FASB Statement 123R “Share-Based Payment” (“FAS 123R”), commencing prospectively with our first quarter of fiscal year 2006, which will require all companies to record compensation costs for all share-based payments, at fair value. We have not determined the transition method to be used in adopting FAS 123R. The effects of the adoption of FAS 123R may be material but the effects are currently not estimable. (See Note 7).

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued FAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criteria in the earlier guidance of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 154

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year 2007). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

7.	STOCK-BASED COMPENSATION

In our fiscal year 2005, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income (loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. We account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in thousands, except earnings (loss) per share):

	Quarters Ended		Nine Months Ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
Net income, as reported	$3,515	$9,751	$4,738	$21,063
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,002)	(2,555)	(6,548)	(7,594)

Pro forma net income (loss)	$1,513	$7,196	$(1,810)	$13,469

Earnings (loss) per share:
Basic - as reported	$0.06	$0.16	$0.08	$0.34

Basic - pro forma	$0.03	$0.12	$(0.03)	$0.22

Diluted - as reported	$0.06	$0.15	$0.08	$0.33

Diluted - pro forma	$0.02	$0.11	$(0.03)	$0.21

8.	GEOGRAPHICAL INFORMATION

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Financial information by the originating geographic areas is as follows (amounts in thousands):

	Nine Months Ended
	June 27, 2004	July 3, 2005
Net sales to external customers:
United States	$152,980	$190,200
Europe	22,505	25,270
Asia	1,335	2,816

Total	$176,820	$218,286

	September 26, 2004	July 3, 2005
Long lived assets:
United States	$57,782	$57,330
Europe	774	913
Asia	542	498

Total	$59,098	$58,741

9.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reduction	Plant Closure	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(168)	(168)

Balance at September 26, 2004		131	131
Cash expenditures		(91)	(91)
Reversal of prior provision		(40)	(40)

Balance at July 3, 2005		$—	$—

Phase II

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied a 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.1 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We have recorded an additional $0.2 million of severance costs in the nine months ended July 3, 2005 as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. During the nine months ended July 3, 2005, we have reduced our estimated accrual for severance by $0.8 million due to lower employee benefits than previously estimated and employees that were transferred to other operations of Microsemi. Approximately 30 employees have been transferred to other Microsemi operations. In the nine months ended July 3, 2005 we recorded $0.3 million for other restructuring related expenses. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869
Provisions	176	288	464
Reduction of benefits	(821)	—	(821)
Cash expenditures	(1,632)	(288)	(1,920)

Balance at July 3, 2005	$1,592	$—	$1,592

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.7 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$739	$518	$1,257
Cash expenditures	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461
Provisions	15	97	112
Cash expenditures	(372)	(97)	(469)

Balance at July 3, 2005	$104	$—	$104

In the first quarter of fiscal year 2005, we recorded $0.3 million severance for 22 employees of Microsemi Corp. – Colorado of Broomfield, Colorado (“Colorado”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III - Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the hi-rel products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 12 to 18 months.

We are in the process of establishing a plan to determine the future use of assets from the Colorado and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 (Employers’ Accounting for Postemployment Benefits) or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4) as applicable.

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from dispositions of the plant and property. Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11%, 9% and 9% of our shipments in fiscal years 2003 and 2004 and the first nine months of fiscal year 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”). The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. In the nine months ended July 3, 2005, we recorded $0.2 million for other restructuring related expenses.

The following table reflects the activities related to the consolidation of Colorado and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$206	$1,340
Cash expenditures	—	(206)	(206)

Balance at July 3, 2005	$1,134	$—	$1,134

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our shipments in each of our fiscal years 2003 and 2004 and in the nine months ended July 3, 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”). The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that payments of severance will start in fiscal year 2006.

10.	STOCK SPLIT

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. As a result of the stock split, we issued 29,603,287 shares of our common stock. Upon completion of the stock split, the total outstanding shares of our common stock were 59,206,574. All share and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

11.	SUBSEQUENT EVENT

In August 2005, we announced that we will accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FASB Statement No. 123R, “Share-Based Payment,” effective for fiscal year 2006, vesting of unvested options will add to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule takes effect. We have imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy Federal and State withholding taxes) until the date on which such options would have vested under their original vesting schedule.

As a result of this vesting acceleration, options to purchase approximately 5.1 million shares of common stock shall become fully vested on or about September 27, 2005, including approximately 1.3 million shares held by officers. Based on the August 10, 2005, closing market price of Microsemi common stock, which was $21.97, the intrinsic value of the accelerated options is estimated to be approximately $56.3 million to $62.3 million, of which $14.7 million to $16.2 million relate to options held by officers. Compensation expense that would have been recorded absent the accelerated vesting, is approximately $36.0 million of which approximately $15.8 million would have been in fiscal year 2006.

We expect a non-cash compensation charge as a result of the accelerated vesting of approximately $3.9 million to $4.3 million in the fourth quarter of fiscal year 2005 related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized.

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, or improving performance, reliability and battery optimization. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computer, monitors, and LCD TV’s, automotive and mobile connectivity applications.

We currently serve a broad group of customers. None of our customers accounted for more than 6% of our total net sales in the first nine months of fiscal year 2005. The following were our major customers during that period: Seagate Technology (6%), VLSIP Technologies Inc. (3%), Honeywell (3%), Medtronic Incorporated (3%), Lockheed Martin Corporation (2%), Raytheon Co. (2%), St. Jude Medical (2%), and The Boeing Co. (2%). The percentage amounts in parentheses are the approximate sales to each of the respective customers as a percentage of our total net sales in the nine months ended July 3, 2005.

Capacity Optimization Enhancement Program

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reduction	Plant Closure	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Other non-cash write-off	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(168)	(168)

Balance at September 26, 2004		131	131
Cash expenditures		(91)	(91)
Reversal of prior provision		(40)	(40)

Balance at July 3, 2005		$—	$—

Phase II

In October 2003, we announced the consolidation of the hi-rel products operations of Microsemi Corp. - Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. - Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied a 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $5.1 million, of which, $4.7 million and $0.4 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We have recorded an additional $0.2 million of severance costs in the nine months ended July 3, 2005 as required by FAS 146. The severance payments cover approximately 350 employees, including 55 management positions. During the nine months ended July 3, 2005, we have reduced our estimated accrual for severance by $0.8 million due to lower employee benefits than previously estimated and employees that were transferred to other operations of Microsemi. Approximately 30 employees have been transferred to other Microsemi operations. In the nine months ended July 3, 2005 we recorded $0.3 million for other restructuring related expenses. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869
Provisions	176	288	464
Reduction of benefits	(821)	—	(821)
Cash expenditures	(1,632)	(288)	(1,920)

Balance at July 3, 2005	$1,592	$—	$1,592

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

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.7 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. The severance payments cover approximately 30 employees, including 4 management positions. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge on account of this consolidation. We completed the consolidation of the Watertown operations in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$739	$518	$1,257
Cash expenditures	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461
Provisions	15	97	112
Cash expenditures	(372)	(97)	(469)

Balance at July 3, 2005	$104	$—	$104

In the first quarter of fiscal year 2005, we recorded $0.3 million severance for 22 employees of Microsemi Corp. – Colorado of Broomfield, Colorado (“Colorado”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III - Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the hi-rel products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 12 to 18 months.

We are in the process of establishing a plan to determine the future use of assets from the Colorado and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 (Employers’ Accounting for Postemployment Benefits) or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4) as applicable.

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from dispositions of the plant and property. Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11%, 9% and 9% of our shipments in fiscal years 2003 and 2004 and the first nine months of fiscal year 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”). The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. In the nine months ended July 3, 2005 we recorded $0.2 million for other restructuring related expenses.

The consolidation of Colorado is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Colorado and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$206	$1,340
Cash expenditures	—	(206)	(206)

Balance at July 3, 2005	$1,134	$—	$1,134

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our annual shipments in each of our fiscal years 2003 and 2004 and in the nine months ended July 3, 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”). The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that payments of severance will start in fiscal year 2006.

The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2004 COMPARED TO THE QUARTER ENDED JULY 3, 2005.

Net sales increased $11.1 million or 17% from $64.1 million for the third quarter of fiscal year 2004 (“Q3 2004”) to $75.2 million for the third quarter of fiscal year 2005 (“Q3 2005”), primarily due to improved pricing for certain hi-rel products and higher volume of shipments for certain commercial products. The increase included approximately $6.0 million, $3.5 million, $0.9 million and $0.8 million, of higher sales for defense and aerospace, notebook computers, monitors and LCD TV’s, and medical products, respectively, offset by decreases of approximately $0.1 million in shipments of other products.

On July 28, 2005, we announced that we expected our sales for the fourth quarter of fiscal year 2005 to increase by three to five percent compared to Q3 2005. We are expecting that the strong demand for our products for defense/aerospace, medical, notebooks, monitors, and LCD TV’s will continue.

Sales to OEM customers (which excludes sales to distributors) represented approximately 60% of our revenues for Q3 2004 and Q3 2005. The breakout of net sales to OEM customers in Q3 2004 and Q3 2005 were as follows:

	Q3 2004	Q3 2005
Defense/Aerospace	41%	44%
Medical	17%	20%
Notebooks/Monitors/LCD Televisions	11%	16%
Mobile Connectivity	13%	8%
Automotive	9%	6%
Others	9%	6%

Gross profit increased $11.9 million, from $21.8 million (34.1% of sales) for Q3 2004 to $33.7 million (44.8% of sales) for Q3 2005. The improvement in gross profit in the third quarter was favorably affected by: 1) improved factory utilization from our Phase I and Phase II consolidations; 2) increased shipments and 3) higher margin products. Costs of sales included $2.2 million and $1.3 million related to transitional idle capacity and inventory abandonments in Q3 2004 and Q3 2005, respectively.

Selling, general and administrative expenses increased $5.9 million, from $9.8 million for Q3 2004 to $15.7 million for Q3 2005, primarily due to costs for enhancement of information systems, costs associated with implementation of the provisions of Section 404 of the Sarbanes-Oxley Act, legal expenses, and higher commissions and other selling expenses, all of which are expected to continue at a similar rate in the remainder of fiscal year 2005.

Research and development expenses decreased $0.7 million, primarily due to the consolidation of Santa Ana.

In Q3 2005, restructuring amounts netted to $(0.2) million and were related to the consolidations of Santa Ana, Colorado and Watertown as follows (amounts in thousands):

	Santa Ana	Colorado	Watertown	Total
Severance expense	$42	$—	$—	$42
Reduction of accrued severance	(585)	—	—	(585)
Other consolidation related expenses	169	206	—	375
Reversal of prior provision	—	—	(40)	(40)

Total	$(374)	$206	$(40)	$(208)

In Q3 2005, we reduced our estimated severance accrual by $0.6 million due to lower employee benefits than previously estimated. We also recognized $0.4 million in other consolidation expenses primarily related to the planning for and relocation of manufacturing equipment, travel, and other costs incurred to plan and prepare a facility for shutdown.

In Q3 2005, we recorded approximately $0.1 million for abandoned assets in Santa Ana.

We had lower average balances of debt and more cash in short-term investments in Q3 2005, compared to Q3 2004; consequently, we had $0.4 million higher net interest income in Q3 2005 compared to Q3 2004.

The effective tax rates were 33.0% for Q3 2004 and 29.0% for Q3 2005. The lower effective tax rate in Q3 2005 was due to return to provision adjustments related to fiscal year 2004, a greater percentage of income being sourced and taxed in the United States and the release of certain tax contingencies as a result of more recent information related to prior tax years. These items had a 4.0% impact on our effective rate for Q3 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 27, 2004 COMPARED TO THE NINE MONTHS ENDED JULY 3, 2005.

Net sales increased $41.5 million or 23% from $176.8 million for the first nine months of fiscal year 2004 (“2004 YTD”) to $218.3 million for the first nine months of fiscal year 2005 (“2005 YTD”) primarily due to better pricing for certain hi-rel products and higher volume of shipments for certain commercial products. The increase included approximately $24.0 million, $7.4 million, $7.1 million, $4.9 million of higher sales for defense and aerospace, medical products, notebook computers, monitors and LCD TV’s and mobile connectivity, respectively, partially offset by decreases of approximately $1.5 million and $0.4 million in shipments of automotive and other products, respectively.

Sales to OEM customers (which excludes sales to distributors) represented approximately 60% of our revenues for 2004 YTD and 2005 YTD, respectively. The breakout of net sales to OEM customers for 2004 YTD and 2005 YTD were as follows:

	2004 YTD	2005 YTD
Defense/Aerospace	41%	44%
Medical	17%	17%
Notebooks/Monitors/LCD Televisions	12%	13%
Mobile Connectivity	12%	12%
Automotive	9%	7%
Others	9%	7%

Gross profit increased $28.2 million, from $59.3 million (33.5% of sales) for 2004 YTD to $87.5 million (40.1% of sales) for 2005 YTD. The improvement in gross profit in 2005 YTD was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from Phase I and Phase II of our Capacity Optimization Enhancement Program; and 4) increased revenues. Costs of sales included $4.9 million and $9.0 million related to transitional idle capacity and inventory abandonments in 2004 YTD and 2005 YTD, respectively.

Selling, general and administrative expenses increased $10.5 million, from $28.9 million for 2004 YTD to $39.4 million for the 2005 YTD, primarily due to higher commissions and other selling expenses associated with higher sales, costs of enhancements of information systems, certain costs associated with implementation of the provisions of Section 404 of the Sarbanes-Oxley Act, and legal costs, all of which are expected to continue at a similar rate in the remainder of fiscal year 2005.

Research and development decreased $1.2 million, primarily due to the abandonment of the LED product line in Watertown and the consolidation of Santa Ana.

In 2005 YTD, restructuring charges of $2.7 million included expenses related to the consolidation in Santa Ana, Colorado, Ireland and Watertown, and were as follows (amounts in thousands):

	Santa Ana	Colorado	Ireland	Watertown	Total
Severance expense	$176	$1,401	$1,405	$15	$2,997
Reduction of accrued severance	(821)	—	—	—	(821)
Other consolidation related expenses	288	206	—	57	551

Total	$(357)	$1,607	$1,405	$72	$2,727

In 2005 YTD, we reduced our estimated accrual for severance by $0.8 million due to lower employee benefits than previously estimated and employees that were transferred to other operations of Microsemi. We also recognized $0.5 in other consolidation expenses primarily related to the planning for and relocation of manufacturing equipment, travel and other costs incurred to plan and prepare a facility for shutdown.

In 2005 YTD, we recorded approximately $0.5 million for abandoned assets in Santa Ana.

We had lower balances of debt and more cash for short term investments in 2005 YTD compared to 2004 YTD; consequently, we had $0.1 million in interest expense in 2005 YTD compared with $0.2 million in 2004 YTD and $0.9 million of interest income in 2005 YTD compared to $0.4 million in 2004 YTD.

The effective tax rates were 33.0% for 2004 YTD and 31.5% for 2005 YTD. The lower effective tax rate was due to return to provision adjustments related to fiscal year 2004, a greater percentage of income being sourced and taxed in the United States and the release of certain tax contingencies as a result of more recent information related to prior tax years. These items had a 1.5% impact on our effective rate for 2005 YTD.

CAPITAL RESOURCES AND LIQUIDITY

In 2005 YTD, we financed our operations with cash from operations.

Net cash provided by operating activities was $15.0 million, and $27.0 million for 2004 YTD and 2005 YTD respectively. The $12.0 million increase in cash flow was primarily a result of the increase in revenue and income, partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, accounts receivable, accounts payable, accrued liabilities and income tax payable. Timing of payments of invoices was also a factor in reducing cash flow from operations because 2004 YTD ended on June 27, 2004, and 2005 YTD ended after a calendar month end, on July 3, 2005.

Accounts receivable increased from $42.2 million at September 26, 2004 to $49.7 million at July 3, 2005. The increase in accounts receivable was primarily due to higher sales in Q3 2005 compared with sales in the last quarter of fiscal year 2004 as well as minor delays in payments by several large customers in Q3 2005. The Days Sales Outstanding (“DSO”) was 56 days and 59 days at September 26, 2004 and at July 3, 2005, respectively. The 3-day increase in DSO at the current quarter end compared to the end of fiscal year 2004 was due to a timing shift of shipments closer to the end of the quarter compared to the prior year end as well as minor delays this quarter in payments by several large customers.

At July 3, 2005, we had $47.0 million of current liabilities, an increase of $3.1 million from $43.9 million at September 26, 2004. The increase was primarily due to an increase in income taxes payable partially offset by a decrease in accounts payable due to timing of payments of invoices.

Net cash used in investing activities was $8.1 million and $8.9 million in 2004 YTD and 2005 YTD, respectively, primarily for capital equipment.

Net cash provided by financing activities was $4.9 million and $13.9 million 2004 YTD and 2005 YTD, respectively. We received approximately $5.0 million and $14.5 million from exercises of employee stock options in 2004 YTD and 2005 YTD, respectively.

We had $45.1 million and $77.2 million in cash and cash equivalents at September 26, 2004 and July 3, 2005, respectively.

Current ratios were 3.5 to 1 and 4.1 to 1 at September 26, 2004 and July 3, 2005, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2007 and includes a facility to issue letters of credit. As of July 3, 2005, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of July 3, 2005, we were in compliance with the covenants required by our credit facility.

Upon completion, the estimated cost to consolidate the Santa Ana plant will be between $14.0 million to $18.0 million, including $1.5 million to $3.5 million in future expenditures to complete this project. The estimated cost to consolidate the Colorado and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures not expected to be incurred until fiscal year 2006. We anticipate that our cash and cash equivalents balances will be our primary source for paying such expenditures.

As of July 3, 2005, we had no other material commitments for capital expenditures.

Any proceeds from sales of Company-owned buildings in Santa Ana, California; Ennis, Ireland; and Broomfield, Colorado should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

We have been incurring costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act. Based on the amounts incurred thus far, we believe that the total costs for the first year of implementation (fiscal year 2005) will be approximately 2% of annual revenue and such costs could decrease to approximately one-half of one percent (1/2%) to 1% of annual revenue in subsequent years. These costs could have a material impact on our results.

The following table summarizes our contractual payment obligations and commitments as of July 3, 2005:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,177	$77	$592	$586	$5,627	$(3,705)
Operating leases	12,723	903	5,125	3,549	3,146	—
Purchase obligations	5,595	1,865	3,280	450	—	—
Other long-term liabilities	968	16	323	132	497	—

Total	$22,463	$2,861	$9,320	$4,717	$9,270	$(3,705)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123 (revised 2004)

There is more than one way under generally accepted accounting principles to account for the economic consequences of granting options or other equity compensation, and many accounting experts believe that charging earnings pursuant to the Financial Accounting Standards Board, or FASB, Statement 123 (“FAS 123”), as amended by FASB Statement 148 (“FAS 148”), would account better for the economic consequences of granting an option or other equity compensation than APB Opinion No. 25 (“APB 25”) would. We use APB 25 to account for equity compensation, which does not require a charge to earnings for the economic consequences of granting options or other equity compensation. We have disclosed an estimate of stock option expense in the Notes to our financial statements, but have not deducted this amount from our earnings as reported in the financial statements. We will be required to do so when we begin to account for equity compensation, which includes employee stock options, under FASB Statement 123R “Share-Based Payment” (“FAS 123R”), commencing prospectively with our first quarter of fiscal year 2006, which will require all companies to record compensation costs for all share-based payments, at fair value. We have not determined the transition method to be used in adopting FAS 123R. The effects of the adoption of FAS 123R may be material but the effects are currently not estimable. (See Note 7).

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

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criteria in the earlier guidance of “so abnormal.”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006). We do not expect the adoption of this statement would have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (our fourth quarter of fiscal year 2005). We do not expect the adoption of this statement would have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 154

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year 2007). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

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

We are uncertain about the total costs we will incur, although we roughly estimate that the costs in fiscal year 2005 could be approximately two percent of current revenues. There is great demand for consultants in the relevant area, and their fees reflect the short supply, which was caused by thousands of companies concurrently dealing with the requirement. (Section 404 applies to most public companies, although implementation dates vary from company to company.) The consultants will charge based on hours worked, and the actual work may materially exceed the estimates we have received from the consultants. Unforeseen challenges could be encountered that require additional work or that could delay us. In order to meet our deadlines, we may incur material expenses and costs for overtime and additional consulting fees and charges.

Our filing of our fiscal year 2005 annual report on a timely basis will depend upon our timely completion of these tasks and our independent registered public accounting firm’s timely completion of the audit of our internal control over financial reporting. A late annual report could have material adverse effects on us.

Any discovery of any material irremediable weakness in our internal control over financial reporting could have material adverse effects on us as we would need to conclude that our internal controls over financial reporting are ineffective. Such result could have material adverse effects on us.

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

Failure to manage consolidation of operations effectively could adversely affect our margins and earnings.

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

The market price of our stock has fluctuated widely. Between July 3, 2004 and July 3, 2005, the closing sale price of our common stock ranged between a low of $9.63 and a high of $20.85, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

The percentage of our business represented by space/satellite and defense products may decline. If and when this occurs, we anticipate that our book-to-bill ratio will decline. On the other hand, the percentage of our business represented by space/satellite and defense products may increase. If and when this occurs, we anticipate that our book-to-bill ratio will increase disproportionately to our total expected revenues. Our space/satellite business is characterized by long lead times; however, our other end markets tend to place orders with short lead times.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2007. At July 3, 2005, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. Market forces recently have been tending to increase short-term interest rates, although the prime rate and the Eurodollar rate move independently of the Federal Funds Rate. The ratio of funded debt to EBITDA also would increase as amounts are borrowed under the line of credit. These factors could have the effect of potentially increasing the effective interest rate on future incremental borrowings.

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

In our most recent Form 10-K as filed with the SEC on December 10, 2004, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this Report on Form 10-Q, except as set forth below.

On February 18, 2005, Permlight Products, Inc. filed suit against Microsemi in the Orange County Superior Court under Case No. 05CC03337. Permlight alleges breach of warranty, among other claims, arising from Microsemi’s sale to Permlight of allegedly defective LED’s. Permlight seeks compensatory damages, including lost profits, and alleges damages in an amount not less than $1 million. Microsemi has cross-complained for, among other things, breach of contract based on Permlight’s failure to pay for the goods. We are in the early stage of this litigation; therefore, we are unable to assess the possible outcome of this litigation.

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

MICROSEMI CORPORATION

DATED: August 11, 2005	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350