Form 10-K
period 2005-10-02
MICROSEMI CORP
filed 2005-12-16
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on April 3, 2005 was approximately $993,985,000.

The number of outstanding shares of Common Stock on November 23, 2005 was 63,681,926.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 22, 2006. This proxy statement will be filed not later than 120 days after the close of Registrant’s fiscal year ended October 2, 2005.

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets the we serve include implanted medical, defense/aerospace and satellite, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications.

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas. (See Note 11 to the Consolidated Financial Statements for geographic information on revenues, operating results and total assets.)

We are an accelerated filer as defined in section §240.12b-2 (Rule 12b-2 promulgated under the Securities Exchange Act of 1934). We file Forms 10-Q, 10-K, 8-K and other reports to the SEC as required. The public may read and copy any materials that we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings. The address of that site is http://www.sec.gov.

Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and always free of charge. Also accessible on our website are our code of ethics, governance guidelines and charters for the Executive Committee, Governance and Nominating Committee, Compensation Committee and Audit Committee of our Board of Directors. Such website is not intended to constitute any part of this report.

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS” below, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.

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

We are setting out some of the relevant risks and uncertainties that can affect us under the heading “ITEM 1A. RISK FACTORS,” below. The readers must refer to these risk factors for a more complete understanding of our business and also refer to the risk factors in our previous and future filings, as well as detailed factual descriptions of or related to risks and uncertainties in the Notes to our financial statements accompanying this report.

PRODUCTS

We are a leading designer, manufacture and marketer of high performance analog and mixed-signal integrated circuits and high reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications.

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. Over the last year our shipments of SLICs, motherboard LDOs and PWMs have become a less significant component, and our shipments of differentiated ASSPs, dual LDOs, switching regulators and power amplifiers have become a more significant component of our total sales. Our integrated circuit products are used in notebook computers, data storage, wireless LAN, LCD back lighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

We currently serve a broad group of customers, none of our customers account for more than 10% of our revenue in fiscal year 2005.

MARKETING

We serve the implanted medical, defense/aerospace and satellite, notebook computer, monitor and LCD TV, automotive and mobile connectivity markets with high performance analog/mixed signal integrated circuits and power and signal high reliability individual component semiconductors.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. For fiscal year 2005, our domestic sales accounted for approximately 70% of our shipments, of which sales representatives and distributors accounted for approximately 30%. We have direct sales offices in the vicinities of metropolitan areas including Irvine, Los Angeles, San Jose, Phoenix, Denver, Chicago, Lakeland (Florida), Plano (Texas), Minneapolis, Boston, Taiwan, Hong Kong, Singapore and Ireland. Sales to foreign customers, made through our direct domestic sales force and 26 overseas sales representatives and distributors, accounted for approximately 30% of fiscal year 2005 sales. Domestic and foreign sales are classified based upon the destination of a shipment.

No one customer accounted for more than 10% of our net sales in fiscal year 2005. However, approximately 20% of our net sales are to customers whose principal sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price renegotiation at the convenience of the government. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future. During the past seventeen years, we had one contract terminated for convenience. This termination was for a contract with an estimated $235,000 remaining. We were reimbursed approximately $80,000 for the costs incurred for work in process prior to the termination.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products are essential in maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

We spent approximately $19.4 million, $20.0 million and $18.9 million in fiscal years 2003, 2004 and 2005 respectively, for research and development, none of which was customer sponsored.

The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers and InGaP RF power amplifiers for wireless LAN applications. Our research and development decreased $1.1 million between 2004 and 2005, primarily due to the abandonment of the LED product line in Watertown and the consolidation of Santa Ana.

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

We currently own 60 U.S. patents with expiration dates ranging from 2007 to 2023. In addition, we have 34 and 9 applications pending for new U.S. and foreign patents, respectively. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective.

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. We have several patents related to one of our product lines that represented approximately 7% of fiscal year 2005 net sales. Net sales of products related to any of our other patents are individually less than 5% of net sales.

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

In October 2003, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. – Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). We completed the consolidation of the Watertown operations in December 2004.

In April 2005, we announced 1) the consolidation of the high-reliability products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 15 months.

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11%, 9% and 9% of our shipments in fiscal years 2003, 2004 and 2005, respectively. The consolidation of Colorado is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. Manufacturing operations in Colorado are expected to cease in early fiscal year 2007.

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our annual shipments in each of our fiscal years 2003, 2004 and 2005, respectively. The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, which are cancelable on 30 to 90-days’ notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months.

We also purchase a portion of our finished wafers from several foundry sources. If a foundry were to terminate its relationship with us, or should our supply from a foundry be interrupted or terminated for any reason, such as a natural disaster or another catastrophic event, we may not have sufficient time to replace the supply of products manufactured by that foundry.

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

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., O2 Micro, Monolithic Power Systems, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary, Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows. For more information, see the risk described as “The semiconductor business is highly competitive and increased competition could reduce our value” under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks” above.

SALES TO U.S. GOVERNMENT

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately 20% of total net sales in fiscal year 2005. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp. – Colorado (“the Subsidiary”) had notified the Subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

On October 2, 2005, we employed 1,306 persons domestically and 137 persons at our overseas facilities in China, Ireland, Singapore, Hong Kong and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppage and believe our employee relations are good.

Item 1a.	Risk Factors

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

Relevant portions of the semiconductor industry, and those that serve or supply this industry, tend somewhat to be concentrated in certain areas of the world, and therefore, the semiconductor industry has from time to time been, and may from time to time be adversely affected by natural disasters in various locales, epidemics and health advisories such as those related to Sudden Acute Respiratory Syndrome or Avian Influenza.

The semiconductor business is highly competitive and increased competition could reduce our value.

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. We anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001. We compete in various markets with companies of various sizes, many of which are larger and have greater resources than we have, and thus may be better able to penetrate new markets or pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. We have numerous competitors. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corporation, Texas Instruments, Inc., Philips Electronics, ON Semiconductor, L.L.C., Fairchild Semiconductor Corporation, Micrel Incorporated, International Rectifier Corporation, Semtech Corporation, Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Incorporated. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

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

For instance, presently we are challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b, 802.11g and 802.11n and combinations thereof. Although this development has already resulted in design wins related to 802.11a, 802.11g, and 802.11n, solutions related to the other standards and the combination of all of the standards are still in development and are in constant change. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

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

In the instances in which we hold patents or patent licenses, such as with respect to some circuit components for notebook computers and LCD TVs, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. Also patents expire and are not renewable. Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any.

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

We are also involved in certain patent litigation to protect our patents and patent rights, which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a negative effect on our future results. Refer to “Item 3. Legal Proceedings”.

Compound semiconductor products may not successfully compete with silicon-based products.

Our choices of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), silicon germanium (SiGe), indium gallium arsenide phosphide (InGaAsP) or silicon carbide (SiC) integrated circuits is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for them to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our operating results may be materially and adversely affected. In addition, other alternatives exist and are being developed, and may have superior performance or lower cost.

Production delays related to new compound semiconductors could adversely affect our future results.

We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, SiGe, and InGaAsP primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain of our competitors offer this capability and our customers may purchase our competitors’ products. The third party foundries that we use may delay or fail to deliver technology and products to us. Our business and prospects could be materially and adversely affected by delay or by our failure to produce these products.

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

Our manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes are highly complex, require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new facilities or new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Although thus far our Capacity Optimization Enhancement Program has proceeded on schedule, our operating results also could be adversely affected by increased costs and expenses related to relocation of production between our facilities if we encounter difficulties or delays or a technical or regulatory nature, including any issues related to government or customer qualification of our other facilities and production lines for the production of high-reliability products.

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

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results. Also these subcontractors must be qualified by the U.S. Government or customer for high-reliability processes. Historically DCSC has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

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

We have acquired, have current plans to acquire and may acquire other companies and may be unable successfully to integrate such companies with existing operations.

We have in the past acquired a number of businesses or companies, and additional product lines and assets. We presently intend to acquire Advanced Power Technology, Inc. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. The market price of our common stock could be adversely affected if the effect of the merger on the Microsemi consolidated group’s financial results is dilutive or is below the market’s expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

Completion of our anticipated merger of Advanced Power Technology, Inc. (“APT” herein) and a subsidiary of Microsemi is subject to the prior satisfaction of several conditions.

The merger of APT and our subsidiary is subject to prior approval by the APT stockholders and the satisfaction of several other conditions in the Agreement and Plan of Merger. A material adverse change in circumstances of either Microsemi or APT, or any other failure to satisfy a condition precedent, could result in either party seeking to terminate the transaction. Also, Microsemi and APT have not yet obtained all regulatory clearances, consents and approvals required to complete the merger. Any difficulties satisfying any conditions may potentially delay the merger, make the merger more costly to the parties or preclude the parties from completing the merger.

Accounting charges resulting from the application of the purchase method of accounting may adversely affect Microsemi’s financial results following the merger of APT with Microsemi’s subsidiary.

In accordance with United States generally accepted accounting principles, Microsemi will account for the merger of APT and Microsemi’s subsidiary using the purchase method of accounting. Microsemi will allocate the total purchase price to APT’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. Later, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, Microsemi may be required to incur material charges relating to the impairment of those assets. Also, the book value of APT’s inventory at the close of the merger will be adjusted to fair value. As a result, when this product is sold the gross margin on these sales may be significantly lower than historical margins. The additional accounting charges could adversely affect Microsemi’s financial results, including earnings (loss) per common share, which could cause the market price of Microsemi’s common stock to decline.

We plan to engage in an acquisition and may engage in future acquisitions that dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities.

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

Such actions by us could impact our operating results and/or the price of our common stock potentially. Other than our anticipated merger with APT and a subsidiary of Microsemi, we have no current binding agreements or definite plans to make any particular material acquisitions.

We have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in restructuring costs.

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California (“Santa Ana”) into some of our other facilities. Santa Ana, whose manufacturing represented approximately 20% and 13% of our annual revenues in fiscal years 2003 and 2004, respectively, had approximately 380 employees and occupied 123,000 square feet. The consolidation of Santa Ana has had minimal adverse impact on revenues.

In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Bloomfield, Colorado into some of our other facilities and the closure of the manufacturing operations of Microsemi Corp. – Ireland of Ennis, Ireland. Colorado represents approximately 9% of our annual revenues, has approximately 165 employees and occupies a 130,000 square foot owned facility. Ireland represents approximately 2% of our annual revenues, has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million and $1.4 million for Colorado and Ireland, respectively.

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

We have major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. governmental agencies or the customers concerned. While we plan generally to retain all of our revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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

Litigation could adversely impact our financial position.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in the exercisability of the Right accompanying each share of Common Stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquiror because each Right under some circumstances entitles the holder upon exercise to receive securities or assets valued at $200 and under other circumstances entitles the holder to ten (10) times the amount of any dividends or distributions on the common stock;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, without board approval until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in the Common Stock.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. Concurrently, the SEC and the Nasdaq Stock Market have imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it has become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between September 26, 2004 and October 2, 2005, the closing sale price of our common stock ranged between a low of $13.56 and a high of $25.54, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

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

Significant accounting policies and estimates have material effects on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be adversely different from previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and also of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in GAAP as it applies to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in a rented building complex in Irvine, California. This complex contains general offices and engineering space. We own office, engineering and production facilities in Santa Ana and Garden Grove, California; Broomfield, Colorado and Ennis, Ireland and lease office, engineering and production facilities in Los Angeles, San Jose and Irvine, California; Scottsdale, Arizona; Lakeland, Florida; Lawrence and Lowell, Massachusetts, Taiwan, Hong Kong, and Singapore.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp. – Colorado (“the Subsidiary”) had notified the Subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of

Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

On October 7, 2004, we filed a complaint in the United States District Court for the Central District of California entitled Microsemi Corporation v. Monolithic Power System, Inc., Case Number SACV04-1174 CJC (Anx). The Complaint alleges infringement of Microsemi patents and seeks an injunction, actual damages, treble damages, declaratory relief and attorneys’ fees. The defendant filed a cross-claim for declaratory relief seeking to invalidate our patents and attorneys’ fees. At this time, we are in the discovery phase and in settlement discussions. We believe the final outcome of this matter will not have a material adverse effect on our financial position, results of operation or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol MSCC. The following table sets forth the high and low closing prices at which our Common Stock traded as reported on the NASDAQ National Market.

Fiscal Year ended September 26, 2004	HIGH	LOW
1st Quarter	$12.76	$7.57
2nd Quarter	16.36	12.12
3rd Quarter	14.75	10.80
4th Quarter	14.21	9.63

Fiscal Year ended October 2, 2005	HIGH	LOW
1st Quarter	$18.76	$13.56
2nd Quarter	17.37	14.66
3rd Quarter	20.85	14.88
4th Quarter	25.54	19.39

Possible Volatility of Stock Prices

The market prices of securities issued by technology companies, including ours, have been in the past and will be volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often not necessarily been related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, events involving war or terrorism, and other events or factors may have a significant impact (positive or negative) on the market price of our Common Stock.

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of October 2, 2005)
Common Stock, $0.20 Par Value	323	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c) Dividends

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. As a result of the stock split, we issued 29,603,287 shares of our common stock. Upon completion of the stock split, the total number of outstanding shares of our common stock was 59,206,574. All shares and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict us from paying cash dividends. (See Note 7 to the Consolidated Financial Statements.)

Recent Sales of Unregistered Securities

Inapplicable.

Item 6.	Selected Consolidated Financial Data

	For the five fiscal years in the period ended October 2, 2005 (Amounts in 000’s, except per share data)
	2001	2002	2003	2004	2005
Selected Income Statement Data:
Net sales	$243,388	$212,640	$197,371	$244,805	$297,440
Gross profit	$81,456	$65,859	$60,541	$77,539	$125,692
Operating expenses	$56,595	$72,354	$55,775	$69,080	$84,410
Income (loss) before cumulative effect of a change in accounting principle	$17,289	$(4,709)	$3,183	$5,636	$29,223
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(14,655)	—	—

Net income (loss)	$17,289	$(4,709)	$(11,472)	$5,636	$29,223

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$0.31	$(0.08)	$0.05	$0.10	$0.47
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.25)	—	—

Net income (loss)	$0.31	$(0.08)	$(0.20)	$0.10	$0.47

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.29	$(0.08)	$0.05	$0.09	$0.45
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.25)	—	—

Net income (loss)	$0.29	$(0.08)	$(0.20)	$0.09	$0.45

Weighted-average shares outstanding
Basic	55,812	57,352	57,906	59,168	61,639
Diluted	59,158	57,352	59,018	61,987	65,233

Selected Balance Sheet Data:
Working capital	$82,252	$84,047	$87,157	$108,457	$179,943
Total assets	$240,171	$216,768	$205,643	$232,998	$300,581
Long-term liabilities	$6,078	$4,356	$4,569	$4,217	$3,617
Stockholders’ equity	$175,389	$178,446	$169,860	$184,877	$254,586

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include implanted medical, defense/aerospace and satellite, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications.

We currently serve a broad group of customers. No one customer accounted for more than 10% of our net sales in fiscal year 2005. However, approximately 20% of our net sales are to customers whose principal sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price renegotiation at the convenience of the government.

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004 (the record date). Stockholders received one additional share of common stock for every one share held as of the record date. The dividend was distributed as of the close of business on Friday, February 20, 2004. The ex-dividend date was Monday, February 23, 2004. As a result of the stock split, we issued 29,603,287 shares of our common stock. Upon completion of the stock split, in total, there were 59,206,574 outstanding shares of our common stock. All shares and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

Capacity Optimization Enhancement Program

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Phase I

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

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reduction	Plant Closure	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Non-cash settlement	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(168)	(168)

Balance at September 26, 2004		131	131

Cash expenditures		(91)	(91)
Reversal of prior provision		(40)	(40)

Balance at October 2, 2005		$—	$—

Phase II

In October 2003, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. – Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $4.5 million. The severance payments cover approximately 350 employees, including 55 management positions. We recorded $4.7 million and $0.4 million in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We recorded an additional $0.2 million of severance costs in fiscal year 2005, as required by FAS 146. During fiscal year 2005, we reduced our estimated accrual for severance by $0.8 million due to lower employee benefits than previously estimated, due mainly to employees selecting lump-sum rather than deferred severance payments, which resulted in lower group insurance costs and payroll taxes, and employees that were transferred to our other operations. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2005 we recorded $0.4 million for other restructuring related expenses. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869
Provisions	207	408	615
Reversal of prior provision	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

The consolidation of Santa Ana has resulted in approximately $9 million in costs savings in fiscal year 2005 from the elimination of redundant facilities and related expenses and employee reductions.

We own a substantial portion of the plant and the real estate it occupies in Santa Ana, California, and we expect to offer the owned property for sale at the prevailing market price which is expected to exceed book value.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.7 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. The severance payments cover approximately 30 employees, including 4 management positions. During fiscal year 2005, we have reduced our estimated accrual for severance by $0.1 million due to lower employee benefits than previously estimated, due mainly to employees selecting lump-sum rather than deferred severance payments, which resulted in lower group insurance costs and payroll taxes. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge on account of this consolidation. We completed the consolidation of the Watertown operations in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$739	$518	$1,257
Cash expenditures	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461
Provisions	15	100	115
Reversal of prior provision	(104)	—	(104)
Cash expenditures	(372)	(100)	(472)

Balance at October 2, 2005	$—	$—	$—

In the first quarter of fiscal year 2005, we recorded $0.3 million severance for 22 employees of Microsemi Corp. – Colorado of Broomfield, Colorado (“Colorado”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III—Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the high-reliability products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp. – Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 15 months.

We are in the process of establishing a plan to determine the future use of assets from the Colorado and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs – an amendment of ARB No. 43, Chapter 4) as applicable.

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11%, 9% and 9% of our shipments in fiscal years 2003, 2004 and 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. In fiscal year 2005, we recorded $1.0 million for other restructuring related expenses.

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

The following table reflects the activities related to the consolidation of Colorado and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	$1,134	$—	$1,134

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our annual shipments in each of our fiscal years 2003, 2004 and 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that payments of severance will start in fiscal year 2006.

The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheet at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	$1,405	$100	$1,505

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

Revenue recognition, sales returns and allowances

We recognize revenue to all customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. For substantially all sales, revenues are recognized at the time the product is shipped to customers.

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

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”, estimated reductions to revenue are also recorded for customer incentive programs consisting of volume purchase rebates. Such programs are limited and actual reductions to revenues have been within management’s expectations.

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The accounts receivable amounts shown in the balance sheet are trade account receivable balances at the respective dates, net of allowance for possible returns and doubtful accounts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Long-lived assets

We assess the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use.

At October 2, 2005, intangible assets, net include approximately $4.2 million of non-patented technology, $0.2 million of acquired customer lists, and $0.1 million of contract manufacturer relationships.

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

An evaluation under FAS 144 includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will recognize an impairment loss which equals to the excess of the carrying value of the assets over the fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Goodwill

We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) at the beginning of fiscal year 2003, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income.

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

At September 28, 2003, we had approximately $3.3 million of goodwill that resulted from our previous acquisitions, of which $1.9 million was allocated to Santa Ana and $1.4 million was allocated to Scottsdale. As a consequence of the consolidation of Santa Ana, the $1.9 million of goodwill was reallocated to Scottsdale in fiscal year 2004. The total $3.3 million of goodwill remained unchanged as of October 2, 2005.

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2005. We have determined that no impairment existed because:

•	The assets and liabilities that make up the reporting units at October 2, 2005 have not changed significantly since the most recent fair value determination.

•	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

•	Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Accounting for income taxes

As part of the process of preparing the consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we have a nexus. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We have established a valuation allowance for a portion of our deferred tax assets. If we increase any valuation allowance in a period, it will adversely affect the tax provision in the income statement.

On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 (the “2004 Act”). The 2004 Act retroactively extended the expiration date of the research tax credit from June 30, 2004 to December 31, 2005. Since the credit was reinstated after September 26, 2004, the Company recognized credits from September 29, 2003 through June 30, 2004 in fiscal year 2004. The impact from retroactive reinstatement of the credit from July 1, 2004 through September 26, 2004 was recognized in the first quarter of the fiscal year 2005.

Stock-based compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices at or above quoted market value.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair value based method prescribed by SFAS 123 had been applied. We continue to account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”). (See Note 1 to the Consolidated Financial Statements.)

In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FASB Statement No. 123R, “Share-Based Payment,” effective for fiscal year 2006, vesting of unvested options will add to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule takes effect. We have imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the date on which such options would have vested under their original vesting schedule.

As a result of this vesting acceleration, options to purchase approximately 5.1 million shares of common stock became vested and exercisable on September 21, 2005, including approximately 1.3 million shares held by executive officers. The intrinsic value of the accelerated options is approximately $76.9 million, of which $20.4 million relate to options held by executive officers. Compensation expense that would have been recorded absent the accelerated vesting is approximately $35.7 million, of which approximately $13.2 million would have been in fiscal year 2006.

We recorded a $5.5 million non-cash compensation charge as a result of the accelerated vesting related to the intrinsic value, on the acceleration date, of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized.

Results of Operations for the Fiscal Year 2004 Compared to the Fiscal Year 2005

Net sales increased $52.6 million or 21% from $244.8 million for fiscal year 2004 (“2004”) to $297.4 million for fiscal year 2005 (“2005”) primarily due to better pricing for certain high-reliability products and higher volume of shipments for certain products. The increase included approximately $27.9 million, $13.3 million, $11.8 million, $3.1 million of higher net sales for defense and aerospace, medical products, notebook computers, monitors and LCD TVs and mobile connectivity, respectively, partially offset by decreases of approximately $2.6 million and $0.9 million in net sales of automotive and other products, respectively. We expect our net sales for the first quarter of fiscal year 2006 to increase by two to four percent.

Net sales to OEM customers (which excludes sales to distributors) represented approximately 60% of our revenues for 2004 and 2005, respectively. The breakout of net sales to OEM customers for 2004 and 2005 were as follows:

	2004	2005
Defense/Aerospace	42%	44%
Medical	17%	20%
Notebooks/Monitors/LCD TVs	12%	16%
Mobile Connectivity	12%	9%
Automotive	9%	6%
Others	8%	5%

Gross profit increased $48.2 million, from $77.5 million (31.7% of sales) for 2004 to $125.7 million (42.3% of sales) for 2005. The improvement in gross profit in 2005 was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from Phase I and Phase II of our Capacity Optimization Enhancement Program; and 4) increased revenues. Costs of sales included $13.1 million and $9.6 million related to transitional idle capacity and inventory abandonments in 2004 and 2005, respectively.

Selling, general and administrative expenses increased $20.9 million, from $38.9 million for 2004 to $59.8 million for the 2005, primarily due to a charge for acceleration of stock options, higher commissions and other selling expenses associated with higher sales, costs of enhancements of information systems, certain costs associated with implementation of the provisions of Section 404 of the Sarbanes-Oxley Act, and legal costs.

Amortization of other intangible assets was $1.2 million and $0.9 million for 2004 and 2005, respectively.

Research and development decreased $1.1 million, primarily due to the abandonment of the LED product line in Watertown and the consolidation of Santa Ana.

In 2005, restructuring charges of $3.6 million included expenses related to the consolidation in Santa Ana, Colorado, Ireland and Watertown, and were as follows (amounts in thousands):

	Santa Ana	Colorado	Ireland	Watertown	Total
Severance expense	$207	$1,401	$1,405	$15	$3,028
Reversal of prior provision	(837)	—	—	(104)	(941)
Other consolidation related expenses	408	977	100	60	1,545

Total	$(222)	$2,378	$1,505	$(29)	$3,632

During fiscal year 2005, we reduced our estimated accrual for severance by $0.9 million due to lower employee benefits than previously estimated, due mainly to employees selecting lump-sum rather than deferred severance payments, which resulted in lower group insurance costs and payroll taxes, and employees that were transferred to our other operations. We also recognized $1.5 million in other consolidation expenses primarily related to the planning for and relocation of manufacturing equipment, travel and other costs incurred to plan and prepare a facility for shutdown. In 2005, we recorded approximately $0.5 million for abandoned assets in Santa Ana and $0.2 million, $0.2 million and $0.1 million loss on disposal of assets at IPG, Lawrence and Scottsdale, respectively.

We had lower balances of debt and more cash for short term investments in 2005 compared to 2004; consequently, we had $0.2 million in interest expense in 2005 compared with $0.3 million in 2004 and $1.8 million of interest income in 2005 compared to $0.6 million in 2004.

The effective tax rates were 31.9% and 31.8% for 2004 and 2005, respectively.

Capital Resources and Liquidity

In 2005, we financed our operations with cash from operations.

Net cash provided by operating activities was $14.7 million, $19.5 million and $45.4 million for fiscal years 2003, 2004 and 2005, respectively.

The $4.8 million increase in net cash provided by operating activities between 2003 and 2004 was mostly due to the improvement of operating income. The increase was also affected by the combined effect of other non-cash items included in income or expense, and changes in operating assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income tax payable.

The $25.9 million increase in net cash provided by operating activities between 2004 and 2005 was primarily a result of the $23.6 million increase in income, partially offset by the combined effect of other non-cash items included in income or expense, and changes in operating assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities, income tax payable and a charge for acceleration of stock options.

Accounts receivable increased from $42.2 million at September 26, 2004 to $53.2 million at October 2, 2005. The increase in accounts receivable was primarily due to higher sales in the last quarter of 2005 compared with sales in the last quarter of 2004. The Days Sales Outstanding (“DSO”) was 56 days and 60 days at September 26, 2004 and at October 2, 2005, respectively. The 4-day increase in DSO at the end of 2005 compared to the end of 2004 was due to a timing shift of shipments closer to the end of the year compared to prior year.

At October 2, 2005 we had $42.4 million of current liabilities, a decrease of $1.5 million from $43.9 million at September 26, 2004.

Net cash used in investing activities was $9.8 million and $11.4 million in 2004 and 2005, respectively, primarily for capital equipment.

Net cash provided by financing activities was $6.0 million and $19.0 million in 2004 and 2005, respectively. We received $6.1 million and $19.8 million from exercises of employee stock options in 2004 and 2005, respectively.

We had $45.1 million and $98.1 million in cash and cash equivalents at September 26, 2004 and October 2, 2005, respectively.

Current ratios were 3.5 to 1 and 5.2 to 1 at September 26, 2004 and October 2, 2005, respectively.

We have a $30.0 million credit line with a bank, expiring in March 2007, which includes a facility to issue letters of credit. As of October 2, 2005, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of October 2, 2005, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Colorado and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures not expected to be incurred until fiscal year 2006. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of October 2, 2005, we had no material commitments for capital expenditures.

Any proceeds from sales of Company-owned buildings in Santa Ana, California; Ennis, Ireland; and Broomfield, Colorado should enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

We have been incurring costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act. The total costs for first year of implementation (fiscal year 2005) was approximately 2% of annual revenue and such costs could decrease to approximately one-half of one percent (1/2%) to 1% of annual revenue in subsequent years.

On November 2, 2005, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Advanced Power Technology, Inc. (“APT”), a Delaware corporation, and APT Acquisition Corp., a Delaware corporation that is Microsemi’s wholly-owned subsidiary. The Merger Agreement provides for a merger of our subsidiary into APT. Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, shareholders of APT will receive $2.00 in cash, plus 0.435 of a share of Microsemi common stock, for each share of APT’s common stock. As of November 2, 2005, APT had outstanding, approximately 10,826,000 common shares and 1,536,000 options and warrants, which would result in payment of $21.7 million to $24.7 million in cash to APT shareholders. We expect to fund this payment using our cash and cash equivalents. The transaction is subject to regulatory approvals and the approval of the APT’s shareholders and other closing conditions. (See Note 13 to the consolidated financial statements.)

The following table summarizes our contractual payment obligations and commitments as of October 2, 2005:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$6,805	$300	$586	$586	$5,333
Operating leases	12,039	2,997	4,206	3,172	1,664
Purchase obligations	4,280	3,628	652	—	—
Other long-term liabilities	964	220	176	132	436

Total	$24,088	$7,145	$5,620	$3,890	$7,433

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

Sales to OEM customers represented approximately 60% of our revenues for both fiscal years 2003 and 2004, respectively. The breakout of net sales to OEM customers (which excludes sales to distributors) in 2003 and 2004 were as follows:

	2003	2004
Defense/Aerospace	39%	42%
Medical	24%	17%
Notebooks/Monitors/LCD TVs	10%	12%
Mobile Connectivity	5%	12%
Automotive	7%	9%
Others	15%	8%

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

The effective income tax rates were 33.0% and 31.9% for fiscal years 2003 and 2004, respectively.

Recently Issued Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We will adopt FAS 123R in the first quarter of fiscal year 2006. The effects of the adoption of FAS 123R are not expected to be material in fiscal year 2006 but may be material future years; however, the effects are currently not estimable. (See Note 8 to the Consolidated Financial Statements.)

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

FASB Staff Position No. FAS 109-1 and FASB Staff Position No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. Currently, we have not yet been determined the impact of adopting FSP FAS 109-1 and FSP 109-2 on our consolidated financial position, results of operations or cash flows.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, and stock market. We are exposed to various market risks, related to changes in foreign currency exchange rates and changes in interest rates.

We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have not conducted a foreign currency hedging program thus far. We have and may continue to consider the adoption of a foreign currency hedging program.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2007. At October 2, 2005, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

Item 8.	Financial Statements and Supplementary Data

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets at September 26, 2004 and October 2, 2005	43

	Consolidated Income Statements for each of the three fiscal years in the period ended October 2, 2005	44

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 2, 2005	45

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 2, 2005	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedule

	Schedule for the fiscal years ended September 28, 2003, September 26, 2004, and October 2, 2005.

	II—Valuation and Qualifying Accounts	69

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

of Microsemi Corporation:

We have completed an integrated audit of Microsemi Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 2, 2005 and audits of its fiscal year 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 2, 2005 and September 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased amortization of its goodwill as of September 30, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report to Stockholders on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Orange County, California

December 16, 2005

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in 000’s, except per share data)

	September 26, 2004	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$45,118	$98,149
Accounts receivable, net of allowance for doubtful accounts, $1,361 at September 26, 2004 and $727 at October 2, 2005	42,219	53,233
Inventories	54,555	55,917
Deferred income taxes	8,490	12,921
Other current assets	1,979	2,101

Total current assets	152,361	222,321
Property and equipment, net	59,098	58,366
Deferred income taxes	8,772	8,074
Goodwill	3,258	3,258
Intangible assets, net	5,411	4,493
Other assets	4,098	4,069

Total Assets	$232,998	$300,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$121
Current maturity of long-term liabilities	677	520
Accounts payable	17,012	15,322
Accrued liabilities	21,779	22,434
Income taxes payable	4,315	3,981

Total current liabilities	43,904	42,378

Long-term liabilities	4,217	3,617

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 59,830 and 63,504 at September 26, 2004 and October 2, 2005, respectively	11,966	12,702
Capital in excess of par value of common stock	123,379	163,134
Retained earnings	49,551	78,774
Accumulated other comprehensive loss	(19)	(24)

Total stockholders’ equity	184,877	254,586

Total Liabilities and Stockholders’ Equity	$232,998	$300,581

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended October 2, 2005

(amounts in 000’s, except earnings per share)

	2003	2004	2005
Net sales	$197,371	$244,805	$297,440
Cost of sales	136,830	167,266	171,748

Gross profit	60,541	77,539	125,692

Operating expenses:
Selling and general and administrative	37,006	38,881	59,825
Amortization of intangible assets	1,320	1,211	919
Research and development costs	19,368	20,010	18,937
Restructuring charges	686	6,855	3,632
Asset impairments	—	2,506	—
(Gain) loss on dispositions of operating assets, net	(2,605)	(383)	1,097

Total operating expenses	55,775	69,080	84,410

Operating income	4,766	8,459	41,282

Other income (expenses):
Interest expense	(411)	(266)	(199)
Interest income	406	575	1,756
Other, net	(10)	(496)	7

Total other expenses	(15)	(187)	1,564

Income before income taxes	4,751	8,272	42,846
Provision for income taxes	1,568	2,636	13,623

Income before cumulative effect of a change in accounting principle	3,183	5,636	29,223
Cumulative effect of a change in accounting principle, net of income tax benefit	(14,655)	—	—

Net income (loss)	$(11,472)	$5,636	$29,223

Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of a change in accounting principle	$0.05	$0.10	$0.47
Change in accounting principle, net of income tax benefit	(0.25)	—	—

Earnings (loss) per share	$(0.20)	$0.10	$0.47

Diluted
Earnings (loss) before cumulative effect of a change in accounting principle	$0.05	$0.09	$0.45
Change in accounting principle, net of income tax benefit	(0.25)	—	—

Earnings (loss) per share	$(0.20)	$0.09	$0.45

Weighted-average common shares outstanding:
Basic	57,906	59,168	61,639

Diluted	59,018	61,987	65,233

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended October 2, 2005

(amounts in 000’s)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 29, 2002	57,786	$11,558	$112,672	$55,387	$(1,171)	$178,446

Proceeds from exercise of stock options	415	83	1,180	—	—	1,263
Tax benefit – stock options	—	—	462	—	—	462
Comprehensive income (loss)	—	—	—	(11,472)	1,161	(10,311)

Balance at September 28, 2003	58,201	11,641	114,314	43,915	(10)	169,860

Proceeds from exercise of stock options	1,674	334	6,291	—	—	6,625
Shares exchanged for options exercised	(45)	(9)	(530)	—	—	(539)
Tax benefit – stock options	—	—	3,304	—	—	3,304
Comprehensive income (loss)	—	—	—	5,636	(9)	5,627

Balance at September 26, 2004	59,830	11,966	123,379	49,551	(19)	184,877

Proceeds from exercise of stock options	3,857	773	22,062	—	—	22,835
Shares exchanged for options exercised	(183)	(37)	(3,002)	—	—	(3,039)
Tax benefit – stock options	—	—	15,232	—	—	15,232
Acceleration of stock options	—	—	5,463	—	—	5,463
Comprehensive income (loss)	—	—	—	29,223	(5)	29,218

Balance at October 2, 2005	63,504	$12,702	$163,134	$78,774	$(24)	$254,586

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended October 2, 2005

	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$(11,472)	$5,636	$29,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,395	12,171	12,037
Provision for doubtful accounts	360	360	(278)
(Gain) loss on disposition of assets	(1,171)	(383)	1,097
Donation of fixed assets	—	539	—
Impairments of assets	—	2,506	—
Goodwill impairment charges	22,705	—	—
Deferred income taxes	(10,024)	(1,861)	(3,733)
Charge for acceleration of stock options	—	—	5,463
Tax benefits – stock options	462	3,304	15,232
Change in assets and liabilities:
Accounts receivable	1,709	(13,713)	(10,736)
Inventories	(1,827)	(876)	(1,362)
Other current assets	1,125	(745)	(122)
Other assets	—	176	(169)
Accounts payable	(634)	5,094	(1,690)
Accrued liabilities	(1,095)	7,433	811
Income taxes payable	4,165	150	(334)
Other long-term liabilities	50	(285)	—

Net cash provided by operating activities	14,748	19,506	45,439

Cash flows from investing activities:
Purchases of property and equipment	(11,243)	(10,394)	(11,517)
Proceeds from sales of assets	4,141	609	—
Other assets	1,370	21	70

Net cash used in investing activities	(5,732)	(9,764)	(11,447)

Cash flows from financing activities:
Payments of long-term liabilities	(3,986)	(63)	(757)
Exercise of employee stock options	1,263	6,086	19,796

Net cash provided by (used in) financing activities	(2,723)	6,023	19,039

Net increase in cash and cash equivalents	6,293	15,765	53,031
Cash and cash equivalents at beginning of year	23,060	29,353	45,118

Cash and cash equivalents at end of year	$29,353	$45,118	$98,149

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$411	$266	$199
Income taxes	$456	$1,990	$755

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization,. The principal markets we serve include implanted medical, defense/aerospace and satellite, notebook computers, monitors, and LCD TVs, automotive and mobile connectivity applications.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 28, 2003, and September 26, 2004 consisted of fifty-two weeks and fiscal year ended October 2, 2005 consisted of fifty-three weeks.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity. The carrying value of our long-term liabilities at September 26, 2004 and October 2, 2005 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Foreign Currency

Our subsidiary in Ireland (“Ireland”) uses the United States Dollar (“USD”) as its functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Assets and liabilities are translated to USD at the exchange rate in effect at the balance sheet date; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). The RMB exchange rate is officially controlled by the Chinese government and fluctuations in exchange rate in fiscal years 2003, 2004 and 2005 resulted in small translation losses. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound and Chinese RMB.

During fiscal years 2003, 2004, and 2005 net foreign currency transaction losses were less than $11,000 per year.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government.

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately 20% of total net sales in fiscal year 2005. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

In addition, net sales to foreign customers represented approximately 35%, 33% and 30% of net sales for fiscal years 2003, 2004 and 2005, respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

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

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”, estimated reductions to revenue are also recorded for customer incentive programs consisting volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management’s expectations.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. Actual bad debt has been within our expectations and the provisions established and has been consistent with experience of prior years.

Long-Lived Assets

We assess the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. Some of the factors we consider include:

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

Goodwill

We adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”) at the beginning of fiscal year 2003, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, goodwill and other intangible assets with indefinite lives are no longer amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year. Whenever we determine that there has been an impairment of goodwill

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet.

At the beginning of fiscal year 2003, we had approximately $26.0 million of unamortized goodwill that resulted from our previous acquisitions. For the purposes of the evaluation as required by FAS 142, the reporting units with goodwill were identified as Scottsdale ($1.4 million), Santa Ana ($1.9 million), Integrated Products ($9.6 million), Lawrence ($12.2 million) and Lowell ($0.9 million). In accordance with FAS 142, the impairment charge was calculated as the excess, if any, of the carrying amount of goodwill over the implied fair value of the goodwill for each reporting unit based on a combination of the market approach (weighted 25%) and the income approach (weighted 75%). The valuation resulted in a $22.7 million of goodwill impairment at Integrated Products, Lawrence and Lowell. As required by FAS 142, a $14.7 million transition impairment charge was recorded, net of its associated $8.0 million tax benefit, as a cumulative effect of a change in accounting principle, effective as of September 30, 2002.

At September 28, 2003, we had approximately $3.3 million of goodwill that resulted from our previous acquisitions, of which $1.9 million was allocated to Santa Ana and $1.4 million was allocated to Scottsdale. As a consequence of the consolidation of Santa Ana, the $1.9 million of goodwill was reallocated to Scottsdale in fiscal year 2004. The total $3.3 million of goodwill remained unchanged as of October 2, 2005.

We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2005 and determined that no impairment existed because:

•	The assets and liabilities that make up the reporting units at October 2, 2005 have not changed significantly since the most recent fair value determination.

•	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

•	Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Accounting For Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

Research and Development

We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, supplies, and the cost of prototypes.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. FAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by FAS 123 to disclose the pro forma effect on net income (loss) and net income (loss) per share as if the fair value based method prescribed by FAS 123 had been applied. We continue to account for stock-based compensation using the provisions of APB 25 and present the pro forma information required by FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”).

The following table illustrates the effect on net income (loss) and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in 000’s):

	Fiscal Years
	2003	2004	2005
Net income (loss), as reported	$(11,472)	$5,636	$29,223
Add: Charge for acceleration of stock options, net of related tax effects	—	—	3,748
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,616)	(9,197)	(74,312)

Pro forma net (loss)	$(17,088)	$(3,561)	$(41,341)

Earnings (loss) per share:
Basic - as reported	$(0.20)	$0.10	$0.47

Basic - pro forma	$(0.30)	$(0.06)	$(0.67)

Diluted - as reported	$(0.20)	$0.09	$0.45

Diluted - pro forma	$(0.30)	$(0.06)	$(0.67)

The increase of pro-forma stock option expense in fiscal year 2005 was due to the acceleration of substantially all unvested options in September 2005. Also, in September 2005 and subsequent to the vesting acceleration, we granted 3,345,000 options that were fully vested on the date of grant. All shares issued under these options contain substantial sale restrictions. (See Note 8 to the Consolidated Financial Statements.)

The fair value of each stock option grant was estimated pursuant to FAS 123 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years
	2003	2004	2005
Risk free interest rate	2.72%	3.36%	4.09%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	76.0%	78.0%	77.9%

The weighted-average per share grant date fair values of options granted during fiscal years 2003, 2004 and 2005 were $8.10, $9.91 and $15.71, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

Our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. We have not issued any preferred stock.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods. Earnings per share for 2003 have been adjusted to reflect the 2-for-1 stock split completed in February 20, 2004. Earnings per share for the fiscal years 2003, 2004 and 2005 were calculated as follows (amounts in 000’s, except per share data):

	Fiscal Years
	2003	2004	2005
BASIC
Net income (loss)	$(11,472)	$5,636	$29,223

Weighted-average common shares outstanding	57,906	59,168	61,639

Basic earnings (loss) per share	$(0.20)	$0.10	$0.47

DILUTED
Net income (loss)	$(11,472)	$5,636	$29,223

Weighted-average common shares outstanding for basic	57,906	59,168	61,639
Dilutive effect of stock options	1,112	2,819	3,594

Weighted-average common shares outstanding on a diluted basis	59,018	61,987	65,233

Diluted earnings (loss) per share	$(0.20)	$0.09	$0.45

Approximately 2,882,000, 913,000 and 885,000 options in 2003, 2004 and 2005, respectively, were not included in the computation of diluted EPS because the inclusion would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income (loss) consists of net income (loss) and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists solely of the cumulative foreign currency translation adjustment. Total comprehensive income (loss) for fiscal years 2003, 2004 and 2005 were calculated as follows (amounts in 000’s):

	Fiscal Years
	2003	2004	2005
Net Income (loss)	$(11,472)	$5,636	$29,223
Translation adjustment	$1,161	$(9)	$(5)

Comprehensive Income (loss)	$(10,311)	$5,627	$29,218

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

We use the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas.

Recently Issued Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We will adopt FAS 123R in the first quarter of fiscal 2006. The effects of the adoption of FAS 123R are not expected to be material in fiscal year 2006 but may be material future years; however, the effects are currently not estimable. (See Note 8 in the Consolidated Financial Statements.)

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB Staff Position No. FAS 109-1 and FASB Staff Position No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. Currently, we have not yet been determined the impact of adopting FSP FAS 109-1 and FSP 109-2 on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	Inventories

Inventories are summarized as follows (amounts in 000’s):

	September 26, 2004	October 2, 2005
Raw materials	$13,289	$14,219
Work in process	28,244	26,274
Finished goods	13,022	15,424

	$54,555	$55,917

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Property and Equipment

Property and equipment consisted of the following components (amounts in 000’s):

	Asset Life	September 26, 2004	October 2, 2005
Buildings	20-40 years	$42,277	$41,972
Property and equipment	3-10 years	61,249	67,848
Furniture and fixtures	5-10 years	2,393	2,057
Leasehold improvements	Shorter of asset life or life of lease	3,594	4,439

		109,513	116,316
Accumulated depreciation		(58,317)	(69,456)
Land		3,763	3,763
Construction in progress		4,139	7,743

		$59,098	$58,366

Depreciation expense was $9,075,000, $10,960,000 and $11,118,000 in fiscal years 2003, 2004 and 2005, respectively.

Capital lease of $3,165,000, net is included in the value of buildings above.

In January 2003, we received $1,200,000 in cash, net of expenses, and two notes receivable totaling $4,000,000 from the sale of real property and equipment in Watertown, Massachusetts. We also recorded a gain of approximately $2,800,000 on this sale. The gain was included in operating expenses.

4.	Goodwill and Intangible Assets, Net, and Other Assets:

Goodwill and intangible assets, net consisted of the following components (amount in 000’s):

	As of September 26, 2004 (amounts in 000’s)		As of October 2, 2005 (amounts in 000’s)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Life (in years)
Amortizable intangible assets
Customer lists	$600	$(407)	$600	$(459)	10
Covenants not to compete	1,418	(1,288)	1,418	(1,385)	3 to 5
Developed technology	7,962	(2,964)	7,962	(3,721)	10
Contract manufacturer relationships	130	(39)	130	(52)	10

	$10,110	$(4,698)	$10,110	$(5,617)

Non-amortizing intangible assets
Goodwill	$3,258		$3,258

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets in fiscal years 2003, 2004 and 2005 was $1,320,000, $1,211,000 and $919,000, respectively. Estimated amortization in the five succeeding years is as follows (amounts in 000’s):

Fiscal years
2006	$855
2007	$822
2008	$799
2009	$752
2010	$632

Other assets consisted of the following components (amounts in 000’s):

	September 26, 2004	October 2, 2005
Notes receivable	$3,878	$3,935
Other	220	134

	$4,098	$4,069

Notes receivable consisted primarily of two notes from the sale of real property and equipment in Watertown, Massachusetts. The two notes have principal and accrued interest balances at October 2, 2005 of $3,087,000 and $812,000, respectively and are collateralized by the related property and equipment. The first note bears interest at between 7% and 8%, is payable quarterly, and is due December 2017. The second note bears interest at 3%, is payable monthly beginning in December 2007, and is due November 2010.

5.	Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in 000’s):

	September 26, 2004	October 2, 2005
Profit sharing and key employee bonuses	$4,916	$7,559
Vacation, sick and other employee benefits	5,607	5,249
Restructuring	4,461	2,992
Other	6,795	6,634

	$21,779	$22,434

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

Pretax income (loss) before and after cumulative effect of a change in accounting principle was taxed under the following jurisdictions (amounts in 000’s):

	For each of the three fiscal years in the period ended October 2, 2005
	2003	2004	2005
Domestic	$4,611	$5,502	$40,356
Foreign	140	2,770	2,490

Total	4,751	8,272	42,846

Domestic change in accounting principle	(22,705)	—	—

Total	$(17,954)	$8,272	$42,846

The provision (benefit) for income taxes before and after cumulative effect of a change in accounting principle consisted of the following components (amounts in 000’s):

	For each of the three fiscal years in the period ended October 2, 2005
	2003	2004	2005
Current:
Federal	$2,262	$3,794	$13,623
State	1,096	419	3,490
Foreign	184	283	243
Deferred	(1,974)	(1,860)	(3,733)

	1,568	2,636	13,623

Change in accounting principle
Deferred	(8,050)	—	—

Total	$(6,482)	$2,636	$13,623

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in 000’s):

	September 26, 2004	October 2, 2005
Accounts receivable	$2,024	$1,771
Inventories	2,138	4,477
Accrued employee benefit expenses	1,580	1,469
Net operating losses	346	346
Tax credits	4,027	3,466
Accrued other expenses	1,964	2,078
Amortization of intangible assets	9,067	8,281
Deferred Equity Compensation	—	1,505
Other assets	1,056	1,348

Gross deferred tax assets	22,202	24,741

Fixed assets	(4,476)	(3,106)

Gross deferred tax liabilities	(4,476)	(3,106)

Less valuation allowance-state credits	(464)	(640)

	$17,262	$20,995

We have various state net operating losses (NOLs) of approximately $7,600,000 that begin expiring in 2006, state research and experimentation credits of approximately $2,384,000 that have an indefinite carry forward, and other state tax credits of approximately $585,000 that begin expiring in 2006. We believe it is more likely than not that the NOLs will be realized. A valuation allowance has been set up against a portion of the state tax credit carryforwards.

We are currently under examination by the Internal Revenue Service (IRS) and various state taxing authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We believe the results of these audits are not expected to have a material impact our financial position, results of operations or cash flows.

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense before and after cumulative effect of a change in accounting principle (amounts in 000’s):

	For each of the three fiscal years in the period ended October 2, 2005
	2003	2004	2005
Tax computed at federal statutory rate	$1,663	$2,895	$14,983
State taxes, net of federal impact	(95)	1,174	525
Foreign income taxed at different rates	1,391	(697)	(1,635)
Tax credits	(1,461)	(748)	(449)
Stock option acceleration	—	—	580
Other differences, net	70	12	(381)

	1,568	2,636	13,623

Cumulative effect of a change in accounting principle	(8,050)	—	—

Total	$(6,482)	$2,636	$13,623

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2004 and 2005, these undistributed earnings aggregated approximately $16,714,000 and $20,549,000, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. Currently, we have not yet determined the impact of adopting these provisions on our financial position, results of operations or cash flows.

7.	Long-Term Liabilities

Long-term liabilities consisted of (amounts in 000’s):

	September 26, 2004	October 2, 2005
Note payable, bearing interest at 7%, payable monthly through September 2009	$475	$—
Capital leases, primarily building in Santa Ana, California	3,189	3,173
Other	1,230	964

Total Long-Term Liabilities	4,894	4,137
Current Portion	(677)	(520)

Long-Term Portion	$4,217	$3,617

We occupy a building in Santa Ana, California, under a long-term capital lease obligation. The building and equipment under the capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include environmental reserves, supplemental retirement benefits and covenant not to compete obligations.

Future payments for capital lease obligations and other long-term liabilities, including the current portion, are as follows, (amounts in 000’s):

	2006	2007	2008	2009	2010	Thereafter	Imputed Interest	Total
Capital Leases	$300	$293	$293	$293	$293	$5,333	$(3,632)	$3,173
Other	$220	$110	$66	$66	$66	$436	$—	$964

Total	$520	$403	$359	$359	$359	$5,769	$(3,632)	$4,137

We currently have a $30,000,000 revolving line of credit, which expires in March 2007. The line of credit is collateralized by substantially all of the assets of Microsemi. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or repurchase of our common stock. We were in compliance with these covenants at October 2, 2005. At October 2, 2005, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stock Options and Employee Benefit Plans

Stock Options

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of October 2, 2005, we had granted only options under the 1987 Plan. The options must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees.

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

Activity and price information regarding the plans are as follows:

	Stock Options
	Shares	Weighted- average Exercise Price
Outstanding September 29, 2002	9,239,734	$7.76
Granted	5,651,000	6.40
Exercised	(414,890)	3.04
Expired or Canceled	(4,600,800)	10.49

Outstanding September 28, 2003	9,875,044	5.91
Granted	4,242,600	9.87
Exercised	(1,674,392)	2.80
Expired or Canceled	(151,316)	7.04

Outstanding September 26, 2004	12,291,936	8.32
Granted	3,791,500	24.10
Exercised	(3,857,461)	5.92
Expired or Canceled	(217,320)	10.18

Outstanding October 2, 2005	12,008,655	$14.04

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options exercisable under the Plan were 3,842,190, 3,752,518 and 11,996,210 at September 28, 2003, September 26, 2004 and October 2, 2005, respectively, at weighted-average exercise prices of $5.66, $6.49 and $14.04, respectively. Remaining shares available for grant at September 28, 2003, September 26, 2004 and October 2, 2005, under the Plan were 1,971,000, 2,179,000 and 998,000, respectively. All options were granted at the closing price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at October 2, 2005:

	Options Outstanding			Options Exercisable
		Weighted-average			Weighted Average Exercise Price
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares
$ 1.69—$ 6.50	831,336	$3.15	2.90 years	831,336	$3.15
$ 6.58—$ 6.98	1,651,707	$6.58	7.10 years	1,646,987	$6.58
$ 7.06—$ 9.57	1,743,062	$7.63	4.60 years	1,743,062	$7.63
$10.23—$13.03	1,771,000	$10.82	7.70 years	1,766,800	$10.82
$13.56—$17.93	2,617,650	$14.17	8.60 years	2,614,125	$14.17
$18.52—$25.27	3,393,900	$25.20	10.00 years	3,393,900	$25.20

	12,008,655			11,996,210

In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FASB Statement No. 123R, “Share-Based Payment,” effective for fiscal year 2006, vesting of unvested options will add to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule takes effect. We have imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the date on which such options would have vested under their original vesting schedule.

As a result of this vesting acceleration, options to purchase approximately 5,148,000 shares of common stock became vested and exercisable on September 21, 2005, including approximately 1,324,000 shares held by executive officers. The intrinsic value of the accelerated options is approximately $76,903,000, of which $20,431,000 relate to options held by executive officers. Compensation expense that would have been recorded absent the accelerated vesting is approximately $35,746,000, of which approximately $13,169,000 would have been in fiscal year 2006.

We recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related to the intrinsic value, on the acceleration date, of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized.

In September 2005 and subsequent to the vesting acceleration, we granted 3,345,000 options that were fully vested on the date of grant. All shares issued under these options contain the same restrictions as the accelerated options.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Bonus Plan

Our “Profit Sharing” Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $1,180,000, $4,516,000 and $7,500,000 in fiscal years 2003, 2004 and 2005, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 25% of their eligible wages. We are committed to match 100% of employee contributions, not to exceed 3% of the employee’s wages. We contributed $1,263,000, $1,599,000 and $1,739,000 to this plan during fiscal years 2003, 2004 and 2005, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee’s salaries. Included in other long-term liabilities at September 26, 2004 and October 2, 2005 were $541,000 and $431,000, respectively, related to our estimated liability under the plan. All participants in this plan have retired from the company.

9.	Commitments and Contingencies

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2020. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in 000’s):

	2006	2007	2008	2009	2010	Thereafter	Total
Annual payments	$2,997	$2,223	$1,983	$1,774	$1,398	$1,664	$12,039

Lease expense charged to income was $4,926,000, $3,057,000 and $3,040,000 in fiscal years 2003, 2004 and 2005, respectively. The aforementioned amounts are net of sublease income amounting to $3,000, $3,500 and $24,166 in fiscal years 2003, 2004 and 2005, respectively.

Purchase Obligations

We have entered into agreements for a software license and to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

	2006	2007	2008	Total
Software	$752	$188	$—	$940
Material	2,876	14	450	3,340

Total	$3,628	$202	$450	$4,280

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by a subsidiary of ours had notified the subsidiary and other parties, of a claim that contaminants migrated to his

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003. The agreement requires us to set up a claim payment fund of $50,000 and to obtain a letter of credit of $400,000 for this fund. Accrued workers’ compensation liability was $790,000 and $970,000 at September 26, 2004 and October 2, 2005, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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

Phase I

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and (b) the closure of the, Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Workforce Reduction	Plant Closure	Total
Balance at September 29, 2002	$2,161	$726	$2,887
Provisions	686	—	686
Cash expenditures	(2,430)	(427)	(2,857)
Non-cash settlement	(417)	—	(417)

Balance at September 28, 2003	$—	299	299

Cash expenditures		(168)	(168)

Balance at September 26, 2004		131	131

Cash expenditures		(91)	(91)
Reversal of prior provision		(40)	(40)

Balance at October 2, 2005		$—	$—

Phase II

In October 2003, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Santa Ana of Santa Ana, California (“Santa Ana”) into Microsemi Corp. – Integrated Products of Garden Grove, California (“IPG”) and Microsemi Corp. – Scottsdale of Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana shipped approximately 20% and 13% of our shipments in fiscal years 2003 and 2004, respectively. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $4.5 million. The severance payments cover approximately 350 employees, including 55 management positions. We recorded $4.7 million and $0.4 million in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. We recorded an additional $0.2 million of severance costs in fiscal year 2005, as required by FAS 146. During fiscal year 2005, we reduced our estimated accrual for severance by $0.8 million due to lower employee benefits than previously estimated, due mainly to employees selecting lump-sum rather than deferred severance payments, which resulted in lower group insurance costs and payroll taxes, and employees that were transferred to our other operations. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2005 we recorded $0.4 million for other restructuring related expenses. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869

Provisions	207	408	615
Reversal of prior provision	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

The consolidation of Santa Ana has resulted in approximately $9 million in costs savings in fiscal year 2005 from the elimination of redundant facilities and related expenses and employee reductions.

We own a substantial portion of the plant and the real estate it occupies in Santa Ana, California, and we expect to offer the owned property for sale at the prevailing market price which is expected to exceed book value.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts (“Watertown”). We moved production to our facilities in Scottsdale and Lowell, Massachusetts (“Lowell”). Restructuring-related costs have been recorded in accordance with FAS 112 or FAS 146, as appropriate. The estimated severance payments total approximately $0.7 million, of which, $0.5 million and $0.2 million were recorded in fiscal year 2004 as required by FAS 112 and FAS 146, respectively. The severance payments cover approximately 30 employees, including 4 management positions. During fiscal year 2005, we reduced our estimated accrual for severance by $0.1 million due to lower employee benefits than previously estimated, due mainly to employees selecting lump-sum rather than deferred severance payments, which resulted in lower group insurance costs and payroll taxes. We also recorded $1.5 million for impairment of fixed assets in fiscal year 2004. We did not incur any other material charge on account of this consolidation. We completed the consolidation of the Watertown operations in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$739	$518	$1,257
Cash expenditures	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461

Provisions	15	100	115
Reversal of prior provision	(104)	—	(104)
Cash expenditures	(372)	(100)	(472)

Balance at October 2, 2005	$—	$—	$—

In the first quarter of fiscal year 2005, we recorded $267,000 severance for 22 employees of Microsemi Corp. – Colorado of Broomfield, Colorado (“Colorado”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phase III—Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the high-reliability products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp. – Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 15 months.

We are in the process of establishing a plan to determine the future use of assets from the Colorado and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs – an amendment of ARB No. 43, Chapter 4) as applicable.

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Colorado has approximately 165 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 11%, 9% and 9% of our shipments in fiscal years 2003, 2004 and 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. In fiscal year 2005 we recorded $1.0 million for other restructuring related expenses.

The following table reflects the activities related to the consolidation of Colorado and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	$1,134	$—	$1,134

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2% of our annual shipments in each of our fiscal years 2003, 2004 and 2005, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that payments of severance will start in fiscal year 2006.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	$1,405	$100	$1,505

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, restructuring charges of $3,636,000 included expenses related to the consolidation in Santa Ana, Colorado, Ireland and Watertown, and were as follows (amounts in thousands):

	Santa Ana	Colorado	Ireland	Watertown	Total
Severance expense	$207	$1,401	$1,405	$15	$3,028
Reversal of prior provision	(837)	—	—	(104)	(941)
Other consolidation related expenses	408	977	100	60	1,545

Total	$(222)	$2,378	$1,505	$(29)	$3,632

11.	Segment Information

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. Intercompany sales are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

Financial information by geographic areas for each of the three fiscal years in the period ended October 2, 2005 is as follows (amounts in 000’s):

	2003	2004	2005
Net sales:
United States:
Sales to unaffiliated customers	$172,460	$212,298	$257,851
Intercompany sales	19,457	24,002	28,382
Europe:
Sales to unaffiliated customers	24,169	30,467	35,562
Intercompany sales	166	1,050	3,929
Asia:
Sales to unaffiliated customers	742	2,040	4,027
Intercompany sales	423	135	—
Elimination of intercompany sales	(20,046)	(25,187)	(32,311)

	$197,371	$244,805	$297,440

Income (loss) from operations:
United States	$4,605	$6,020	$37,346
Europe	858	2,713	3,416
Asia	(697)	(274)	520

Total	$4,766	$8,459	$41,282

Long-lived assets:
United States	$61,373	$57,782	$56,547
Europe	697	774	860
Asia	903	542	959

Total	$62,973	$59,098	$58,366

Capital expenditures:
United States	$10,929	$10,075	$10,990
Europe	51	236	336
Asia	263	83	191

Total	$11,243	$10,394	$11,517

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2004	2005
Depreciation and amortization:
United States	$10,078	$11,691	$11,725
Europe	218	215	288
Asia	99	265	24

Total	$10,395	$12,171	$12,037

12.	Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in 000’s, except earnings per share):

	Quarters ended in fiscal year 2005
	January 2, 2005	April 3, 2005	July 3, 2005	October 2, 2005
Net sales	$69,754	$73,318	$75,214	$79,154
Gross profit	$24,016	$29,776	$33,691	$38,209

Net Income	$5,267	$6,045	$9,751	$8,160
Basic earnings per share	$0.09	$0.10	$0.16	$0.13
Diluted earnings per share	$0.08	$0.09	$0.15	$0.12

	Quarters ended in fiscal year 2004
	December 28, 2003	March 28, 2004	June 27, 2004	September 26, 2004
Net sales	$54,945	$57,745	$64,130	$67,985
Gross profit	$18,182	$19,250	$21,848	$18,259

Net Income (loss)	$2,354	$(1,131)	$3,515	$898
Basic earnings (loss) per share	$0.04	$(0.02)	$0.06	$0.01
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.06	$0.01

13.	Subsequent Event

On November 2, 2005, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Advanced Power Technology, Inc. (“APT”), a Delaware corporation, and APT Acquisition Corp., a Delaware corporation that is a wholly-owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into APT. Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, shareholders of APT will receive $2.00 in cash, plus 0.435 of a share of Microsemi common stock, for each share of APT’s common stock. As of November 2, 2005, APT had outstanding, approximately 10,826,000 common shares and 1,536,000 options and warrants. At the effective time of the merger, all shares of APT’s common stock will convert into an aggregate of approximately 4,709,000 to 5,488,000 shares of Microsemi’s common stock and we will also pay $21,652,000 to $24,723,000 in cash to APT shareholders. The merger is expected to close in the second quarter of our fiscal year 2006. The transaction is subject to regulatory approvals and the approval of the APT’s shareholders and other closing conditions.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
	(amounts in 000’s)
Allowance for doubtful accounts
September 28, 2003	$1,740	$360	$—	$(655)	$1,445

September 26, 2004	$1,445	$360	$—	$(444)	$1,361

October 2, 2005	$1,361	$—	$—	$(634)	$727

Tax valuation allowance
September 28, 2003	$—	$114	$—	$—	$114

September 26, 2004	$114	$350	$—	$—	$464

October 2, 2005	$464	$176	$—	$—	$640

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

As of October 2, 2005, under the supervision and with the participation of the Company’s management, including the Company’s principle executive officer and principle financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended October 2, 2005, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 2, 2005.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9b.	Other Information

None.

PART III

Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended October 2, 2005. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the headings “Current Directors Standing for Re-election,” “Other Directors” and “Executive Officers.”

Our code of ethics, which we adopted in 2004, is accessible on our website which is

http://www.microsemi.com.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Information Regarding the Board and its Committees.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following table sets forth information as of October 2, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,008,655	14.04	998,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	12,008,655	14.04	998,000	*

*	Our 1987 Stock Plan contains a formula for calculating the number of securities available for issuance under the plan that automatically increases the number of securities available for issuance by four percent of the number of outstanding shares of our Common Stock on the first day of each fiscal year. This amount excludes the increase of 2,540,148 shares that occurred on October 3, 2005. This amount also excludes the options we would be assuming upon completion of our planned acquisition of Advanced Power Technologies, Inc.

Item 13.	Certain Relationships and Related Transactions

The information required by this item, if any, is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Certain relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	1. Financial Statements. See Index under Item 8.

2. Financial Statement Schedule. See Index under Item 8.

(b)	Exhibits

The exhibits to this report are listed in the Exhibit Index

(c)	Financial statements of unconsolidated affiliates.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSEMI CORPORATION

By
David R. Sonksen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:    December 16, 2005

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board and Director	December 15, 2005

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director	December 16, 2005

/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	December 16, 2005

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	December 15, 2005

/s/ WILLIAM L. HEALEY William L. Healey	Director	December 16, 2005

/s/ HAROLD A. BLOMQUIST Harold A. Blomquist	Director	December 15, 2005

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	December 15, 2005

/s/ PAUL F. FOLINO Paul F. Folino	Director	December 13, 2005

EXHIBIT INDEX

Sequential

Exhibit Number	Description

2.6	Agreement and Plan of Merger dated as of November 2, 2005, by and among the Registrant, APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of the Registrant, and Advanced Power Technology, Inc., a Delaware corporation, including the following exhibits:
Form of Voting Agreement
Form of Non-Competition Agreement
Form of Lock-up Agreement
Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC’s request:.
Form of Employment Agreement
Form of Certificate of Merger
List of Parties to Ancillary Agreements (18)

3	Bylaws of the Registrant* (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (6)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (20)

4.1	Specimen certificate for the shares of common stock of Microsemi (20)

4.2	Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (4)

4.2.1	Amendment No. One dated December 16, 2005 to Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (20)

10.13	The Registrant’s 1987 Stock Plan, and amendments thereto* (7)

10.13.1	Adjustment of 1987 Plan for February 2004 Stock Split* (12)

10.78	Motorola-Microsemi PowerMite(R) Technology Agreement (20)

10.84	Supplemental Executive Retirement Plan* (2)

10.85	Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (3)

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999 (8)

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999 (8)

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999 (8)

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999 (8)

10.85.5	Fifth Amendment dated as of December 5, 2002 to Credit Agreement dated April 2, 1999 (11)

10.85.6	Sixth Amendment dated December 10, 2003 to Credit Agreement dated April 2, 1999 (12)

10.85.7	Seventh Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (13)

10.85.8	Eighth Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (13)

10.85.9	Ninth Amendment dated March 29, 2005 to Credit Agreement dated April 2, 1999 (15)

10.86	Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (5)

Exhibit Number	Description

10.86.1	Agreement dated April 1, 2002, executed May 13, 2002, between Philip Frey, Jr. and the Registrant, amending the Transition and Consulting Agreement dated January 24, 2001* (9)

10.87	Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (5)

10.88	Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (5)

10.90	Form of Stock Option Exchange Grant and Replacement Option Agreement* (16)

10.91	Board Member Retirement Process * (10)

10.92	Indemnification Agreement between the Registrant and each of the following persons:* (11)

INDEMNITEE:	Date:
Thomas R. Anderson	5/05/03
Martin H. Jurick	5/05/03
Dennis R. Leibel	5/05/03
James J. Peterson	5/05/03
Nick E. Yocca	5/05/03
William E. Bendush	5/05/03
William L. Healey	5/05/03
Harold A. Blomquist	6/03/03
Philip Frey, Jr.	5/05/03
Robert B. Phinizy	5/05/03
Paul R. Bibeau	6/03/03
Ralph Brandi	5/05/03
James H. Gentile	5/12/03
John M. Holtrust	5/29/03
John J. Petersen	5/21/03
David R. Sonksen	5/05/03
H.K. Desai	5/05/03
Paul F. Folino	7/20/04
Steven G. Litchfield	2/25/04

10.93	Form of Executive Retention Agreement* (14)

Date	Executive	Potential Payout as a Multiple of Pay
10/15/04	Ralph Brandi	Two (2)
10/15/04	John Holtrust	One (1)
10/15/04	James Gentile	One (1)
10/15/04	Steven Litchfield	One (1)

10.94	Form of Employee Stock Option Agreement prior to August 17, 2004* (14)

10.95	Form of Employee Stock Option Agreement from and after August 17, 2004* (14)

10.96	Form of Non-Employee Stock Option Agreement* (14)

10.97	Description of Cash Bonus Plan* (14)

10.98	Supplemental Medical Plan (14)

10.99	Form of Employee Stock Agreement from and after September 26, 2005* (19)

10.100	Form of Amendment of Eligible Unvested Options* (17)

Exhibit Number	Description

10.101	Form of Voting Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder (20)

10.102	Form of Lock-up Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder (20)

10.103	Non-Competition Agreement between the Registrant and Patrick P.H. Sireta (20)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Form S-3 and Forms S-8)

31	Certifications pursuant to Rule 13a-14(a)

32	Certifications pursuant to Section 1350

*	Indicates that the exhibit contains a management compensatory plan or arrangement.
(1)	Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement of Form 8-A12G as filed December 29, 2000
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on August 29, 2001.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 24, 2001 with the Commission for the fiscal year ended September 30, 2001.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2002 with the Commission for the fiscal quarter ended June 30, 2002.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 4, 2002.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2002 with the Commission for the fiscal year ended September 29, 2002.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2003 with the Commission for the fiscal year ended September 28, 2003.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 10, 2004 with the Commission for the fiscal quarter ended December 28, 2003.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 28, 2004.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on September 24, 2004
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2005 with the Commission for the fiscal quarter ended July 3, 2005.
(16)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO filed on November 1, 2002.
(17)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO filed on August 17, 2005.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 7, 2005.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on September 28, 2005 Commission for the fiscal quarter ended July 3, 2005.
(20)	Filed with this report.