Form 10-Q
period 2006-01-01
MICROSEMI CORP
filed 2006-02-10
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Yes  ☒    No  ☐             Accelerated filer Yes  ☐    No  ☐             Non-accelerated filer Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 26, 2006 was 64,984,610.

    Reference

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter ended January 1, 2006 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the quarter ended January 1, 2006, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of October 2, 2005 and January 1, 2006 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	October 2, 2005	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$98,149	$113,049
Accounts receivable, net of allowance for doubtful accounts, $727 at October 2, 2005 and $822 at January 1, 2006	53,233	55,548
Inventories	55,917	57,686
Deferred income taxes	12,921	12,921
Other current assets	2,101	4,724

Total current assets	222,321	243,928
Property and equipment, net	58,366	57,668
Deferred income taxes	8,074	8,074
Goodwill	3,258	3,258
Other intangible assets, net	4,493	4,263
Other assets	4,069	6,261

TOTAL ASSETS	$300,581	$323,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$121	$121
Current maturity of long-term liabilities	520	526
Accounts payable	15,322	16,767
Accrued liabilities	22,434	15,603
Income taxes payable	3,981	4,465

Total current liabilities	42,378	37,482

Long-term liabilities	3,617	3,551

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 63,504 and 64,777 at October 2, 2005 and January 1, 2006, respectively	12,702	12,957
Capital in excess of par value of common stock	163,134	176,909
Retained earnings	78,774	92,567
Accumulated other comprehensive loss	(24)	(14)

Total stockholders’ equity	254,586	282,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,581	$323,452

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarters Ended
	January 2, 2005	January 1, 2006
Net sales	$69,754	$82,159
Cost of sales	45,738	42,612

Gross profit	24,016	39,547

Operating expenses:
Selling, general and administrative	10,796	14,421
Research and development	4,871	5,077
Amortization of intangible assets	229	229
Impairment of assets, restructuring and severance charges	360	641

Total operating expenses	16,256	20,368

Operating income	7,760	19,179

Other income (expense):
Interest expense	(51)	(37)
Interest income	168	848
Other, net	(16)	—

Total other income	101	811

Income before income taxes	7,861	19,990
Provision for income taxes	2,594	6,197

NET INCOME	$5,267	$13,793

Earnings per share:
Basic	$0.09	$0.22

Diluted	$0.08	$0.20

Common and common equivalent shares outstanding:
Basic	60,336	63,996

Diluted	64,154	67,547

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarters Ended
	January 2, 2005	January 1, 2006
Cash flows from operating activities:
Net income	$5,267	$13,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,411	2,920
Provision for doubtful accounts	68	98
Changes in assets and liabilities:
Accounts receivable	(2,642)	(2,413)
Inventories	(346)	(1,769)
Other current assets	(67)	(2,589)
Other assets	—	(1,696)
Accounts payable	(3,456)	1,445
Accrued liabilities	(4,243)	(6,831)
Income taxes payable	(677)	484

Net cash provided by (used in) operating activities	(2,685)	3,442

Cash flows from investing activities:
Purchases of property and equipment	(2,207)	(2,069)
Changes in other assets	32	(443)

Net cash used in investing activities	(2,175)	(2,512)

Cash flows from financing activities:
Increase in notes payable	60	—
Payments of long-term liabilities	(542)	(60)
Exercise of employee stock options	6,584	9,799
Tax benefit of employee stock option exercises	3,309	4,231

Net cash provided by financing activities	9,411	13,970

Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	4,551	14,900
Cash and cash equivalents at beginning of period	45,118	98,149

Cash and cash equivalents at end of period	$49,669	$113,049

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2006

1.	PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the quarter ended January 1, 2006 of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

Critical Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	INVENTORIES

Inventories were as follows (amounts in thousands):

	October 2, 2005	January 1, 2006
Raw Materials	$14,219	$14,204
Work in Progress	26,274	28,532
Finished Goods	15,424	14,950

	$55,917	$57,686

3.	CONTINGENCY

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

On October 7, 2004, we filed a complaint in the United States District Court for the Central District of California entitled Microsemi Corporation v. Monolithic Power System, Inc., Case Number SACV04-1174 CJC (Anx). The Complaint alleges infringement of Microsemi patents and seeks an injunction, actual damages, treble damages, declaratory relief and attorneys’ fees. The defendant filed a cross-claim for declaratory relief seeking to invalidate our patents and attorneys’ fees. At this time, we believe the final outcome of this matter will not have a material adverse effect on our financial position, results of operation or cash flows.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income for the quarters ended January 2, 2005 and January 1, 2006 were calculated as follows (amounts in 000’s):

	Quarters Ended
	January 2, 2005	January 1, 2006
Net income	$5,267	$13,793
Translation adjustment	—	10

Comprehensive income	$5,267	$13,803

5.	EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters ended January 2, 2005 and January 1, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended
	January 2, 2005	January 1, 2006
BASIC
Net income	$5,267	$13,793

Weighted-average common shares outstanding	60,336	63,996

Basic earnings per share	$0.09	$0.22

DILUTED
Net income	$5,267	$13,793

Weighted-average common shares outstanding for basic	60,336	63,996
Dilutive effect of stock options	3,818	3,551

Weighted-average common shares outstanding on a diluted basis	64,154	67,547

Diluted earnings per share	$0.08	$0.20

There were no options excluded in the computation of diluted EPS for the quarters ended January 2, 2005 and January 1, 2006, as all options were dilutive.

6.	RECENTLY ADOPTED ACCOUNTING ANNOUNCEMENTS

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued FAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criteria in the earlier guidance of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006). The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. We adopted SFAS 123R in the first quarter of fiscal year 2006. The effects of the adoption of SFAS 123R did not have a material impact on our results of operations, financial position or cash flow in the quarter ended January 1, 2006 are not expected to have a material impact in fiscal year 2006 but may be material in future years; however, the future effects are currently not estimable.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

FASB Staff Position No. FAS 109-1 and FASB Staff Position No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The adoptions of FSP FAS 109-1 and FSP 109-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.

7.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

8.	STOCK-BASED COMPENSATION

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of January 1, 2006, we had granted only options under the 1987 Plan. The options must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At January 1, 2006, there were 3,4512,000 shares available for grant under the Plan.

Beginning in fiscal year 2006, we adopted SFAS 123R on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the quarter ended January 1, 2006, operating income decreased by $30,000, net income decreased by $21,000, and basic and diluted earnings per share were negatively impacted by less than $0.01. Compensation expense for the quarter ended January 1, 2006 for stock options granted during the quarter was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

January 1, 2006
Risk free interest rate	4.4%
Expected dividend yield	None
Expected term	3.5 years
Expected volatility	75.8%

Stock options granted in the quarter ended January 1, 2006 vest annually in equal amounts over a four year period and expire ten years after the date of grant. Options granted in the quarter ended January 2, 2005 and January 1, 2006 had a weighted-average grant date fair value of $10.51 and $13.61, respectively.

The total intrinsic value of options exercised for the quarter ended January 1, 2006 was approximately $20,375,000.

At January 1, 2006, unamortized compensation expense related to unvested options was approximately $385,000. The weighted average period over which compensation expense related to these options will be recognized is 3.4 years.

Expected term was estimated based on historical exercise data that was stratified between executive and non-executive employees. Expected volatility was estimated based on historical volatility using daily price observations over a four year period. Consistent with paragraph A32a of SFAS 123R, price observations were equally weighted.

The following table summarizes stock option activity, vesting and price information as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at October 2, 2005	12,080,655	$14.11
Granted	20,200	24.39
Exercised	(1,300,197)	8.09
Forfeited	(5,695)	6.58

Outstanding at January 1, 2006	10,794,963	$14.85

Vested	10,763,818	$14.84
Unvested	31,145	$19.53

At January 1, 2006, the intrinsic value and average life were $138,251,000 and 8.3 years for outstanding options and $137,997,000 and 8.3 years for vested options.

Prior to our adoption of SFAS 123R, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provided an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provided for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continued to account for stock-based compensation arrangements under APB 25 were required by FAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income (loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. Prior to our adoption of SFAS 123R, we accounted for stock-based compensation using the provisions of APB 25 and presented the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards for the quarter ended January 2, 2005 (amounts in thousands, except earnings per share):

January 2, 2005
Net income, as reported	$5,267
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,495)

Pro forma net income	$2,772

Earnings per share:
Basic - as reported	$0.09

Basic - pro forma	$0.05

Diluted - as reported	$0.08

Diluted - pro forma	$0.04

In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FASB Statement No. 123R, “Share-Based Payment,” effective for fiscal year 2006, vesting of unvested options would have added to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule took effect. We imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the dates on which such options would have vested under their original vesting schedules.

As a result of this vesting acceleration, options to purchase approximately 5,148,000 shares of common stock became vested and exercisable on September 21, 2005, including approximately 1,324,000 options granted to executive officers. The intrinsic value of the accelerated options was approximately $76,903,000, of which $20,431,000 related to options held by executive officers. Compensation expense that would have been recorded absent the accelerated vesting was approximately $35,746,000, of which approximately $13,169,000 would have been recorded in fiscal year 2006.

In the fourth quarter of fiscal year 2005, we recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized. There were no significant differences between actual and estimated forfeiture rates for the quarter ended January 1, 2006.

9.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high performance analog/mixed signal integrated circuits and power and signal high reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include medical, defense/aerospace, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications. We evaluate direct OEM sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and channel, and long lived assets by geographic area are as follows (amounts in thousands):

	Quarters Ended
	January 2, 2005	January 1, 2006
Net Sales:
United States	$60,911	$72,698
Europe	8,109	8,220
Asia	734	1,241

Total	$69,754	$82,159

Defense/Aerospace	$18,026	$19,290
Medical	5,766	9,094
Notebooks/Monitors/LCD Televisions	4,899	9,216
Mobile Connectivity	6,069	4,793
Automotive	3,373	2,697
Others	3,989	4,937
Distributor	27,632	32,132

Total	$69,754	$82,159

	October 2, 2005	January 1, 2005
Long lived assets:
United States	$56,547	$55,877
Europe	860	815
Asia	959	976

Total	$58,366	$57,668

10.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts (“Watertown”) and relocation of those operations to other Microsemi operations in Lawrence and Lowell, Massachusetts (“Lawrence” and “Lowell”) and Scottsdale, Arizona (“Scottsdale”) and (b) the closure of the Melrose, Massachusetts operation and relocation of those operations to Lawrence.

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Plant Closure
Balance at September 26, 2004	$131
Cash expenditures	(91)
Reversal of prior provision	(40)

Balance at October 2, 2005	$—

Phase II

In October 2003, we announced the consolidation of our operations in Santa Ana, California (“Santa Ana”) into operations at Garden Grove, California (“Garden Grove”) and Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $4.5 million. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $14,000 of severance costs and $83,000 for other restructuring related expenses, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869
Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253
Provisions	14	83	97
Cash expenditures	(199)	(83)	(282)

Balance at January 1, 2006	$68	$—	$68

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our Watertown operations. We moved production to our operations in Scottsdale and Lowell. Restructuring-related costs were recorded in accordance with FAS 112 or FAS 146, as appropriate. Severance payments totaled

$372,000 and covered approximately 30 employees, including 4 management positions. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$461	$—	$461
Provisions	15	100	115
Reversal of prior provision	(104)	—	(104)
Cash expenditures	(372)	(100)	(472)

Balance at October 2, 2005	$—	$—	$—

In the first quarter of fiscal year 2005, we recorded $267,000 of severance for 22 employees at our operations in Broomfield, Colorado (“Broomfield”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III

In April 2005, we announced 1) the consolidation of operations in Broomfield into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”).

We are in the process of establishing a plan to determine the future use of assets from the Broomfield and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment change. Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% of our net sales in the first quarters of fiscal years 2005 and 2006. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. We recorded $977,000 and $544,000 for other restructuring related expenses in fiscal years 2005 and 2006, respectively, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	—	544	544
Cash expenditures	—	(544)	(544)

Balance at January 1, 2006	$1,134	$—	$1,134

Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% of our net sales in fiscal years 2005 and 2006. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,405,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that severance payments will start in fiscal year 2006.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505
Provisions	—	—	—

Balance at January 1, 2006	$1,405	$100	$1,505

In the first quarter of 2006, restructuring charges of $641,000 included expenses related to the consolidations in Santa Ana and Broomfield were as follows (amounts in thousands):

	Santa Ana	Broomfield	Total
Severance expense	$14	$—	$14
Other consolidation related expenses	83	544	627

Total	$97	$544	$641

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first quarters of fiscal years 2005 or 2006. We also serve a variety of end markets, which we generally classify as follows:

•	Defense/Aerospace – We offer a broad selection of products including mixed signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including radar and communications, satellites, cockpit electronics, targeting and fire control and other power conversion and related systems in military and aerospace platforms.

•	Medical – Our medical products, which include zener diodes, high voltage diodes, transient voltage suppressors and thyristor surge protection devices, are designed into implantable pacemakers and defibrillators. We are also a supplier of PIN diode switches and dual diode modules for use in magnetic resonance imaging (MRI) systems.

•	Notebooks/Monitors/LCD TVs – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits.

•	Mobile Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment.

•	Automotive – Our automotive products consist primarily of visible lights sensors, LED drivers and CCFL controllers for use in automotive telematics and GPS displays, as well as, auto-dimming rear view mirrors.

•	Others – Products in this category include power modules, bridge rectifiers and high voltage assemblies for use primarily in other industrial products such as arc welders, power generators and other industrial equipment.

Capacity Optimization Enhancement Program

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan (“Phase 1”) in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts (“Watertown”) and relocation of those operations to other Microsemi operations in Lawrence and Lowell, Massachusetts (“Lawrence” and “Lowell”) and Scottsdale, Arizona (“Scottsdale”) and (b) the closure of the Melrose, Massachusetts operation and relocation of those operations to Lawrence.

The following table reflects the activities of Phase 1 and the Accrued Liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Plant Closure
Balance at September 26, 2004	$131
Cash expenditures	(91)
Reversal of prior provision	(40)

Balance at October 2, 2005	$—

Phase II

In October 2003, we announced the consolidation of our operations in Santa Ana, California (“Santa Ana”) into operations at Garden Grove, California (“Garden Grove”) and Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The estimated severance payments total approximately $4.5 million. The severance payments cover approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $14,000 of severance costs and $83,000 for other restructuring related expenses, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869
Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253
Provisions	14	83	97
Cash expenditures	(199)	(83)	(282)

Balance at January 1, 2006	$68	$—	$68

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

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our Watertown operations. We moved production to our operations in Scottsdale and Lowell. Restructuring-related costs were recorded in accordance with FAS 112 or FAS 146, as appropriate. Severance payments totaled $0.4 million and covered approximately 30 employees, including 4 management positions. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$461	$—	$461
Provisions	15	100	115
Reversal of prior provision	(104)	—	(104)
Cash expenditures	(372)	(100)	(472)

Balance at October 2, 2005	$—	$—	$—

In the first quarter of fiscal year 2005, we recorded $0.3 million of severance for 22 employees at our operations in Broomfield, Colorado (“Broomfield”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III

In April 2005, we announced 1) the consolidation operations in Broomfield into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to

Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be incurred in the next 12 months.

We are in the process of establishing a plan to determine the future use of assets from the Broomfield and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment charge. Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% of our net sales in the first quarters of fiscal years 2005 and 2006. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. We anticipate that payments of severance will start in fiscal year 2006. We recorded $1.0 million and $0.5 million for other restructuring related expenses in fiscal years 2005 and 2006, respectively, in accordance with FAS 146.

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	—	544	544
Cash expenditures	—	(544)	(544)

Balance at January 1, 2006	$1,134	$—	$1,134

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% of our net sales in fiscal years 2005 and 2006. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. We anticipate that severance payments will start in fiscal year 2006.

The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505
Provisions	—	—	—

Balance at January 1, 2006	$1,405	$100	$1,505

In the first quarter of 2006, restructuring charges of $0.6 million included expenses related to the consolidations in Santa Ana and Broomfield were as follows (amounts in thousands):

	Santa Ana	Broomfield	Total
Severance expense	$14	$—	$14
Other consolidation related expenses	83	544	627

Total	$97	$544	$641

Key Reporting Unit Metrics

In order to manage and assess the performance of our industry segment we review book to bill ratios, factory utilization, headcount and overhead expenses at each of our manufacturing locations. The table below sets forth metrics at these locations:

	Book to Bill		Wafer Fabrication Utilization		Headcount		Overhead Expense
	Q1 05	Q1 06	Q1 05	Q1 06	Q1 05	Q1 06	Q1 05	Q1 06
Broomfield	1.04	1.08	40%	95%	173	151	$1,894	$2,374
Garden Grove	0.98	0.99	65%	95%	243	245	$8,739	$9,444
Lawrence	1.10	1.23	25%	35%	331	366	$4,651	$4,827
Lowell	0.89	0.82	35%	40%	127	112	$1,652	$1,794
Scottsdale	1.14	1.10	50%	70%	298	411	$4,573	$5,734

We use the above factors to manage and control our manufacturing capacity for current requirements and anticipated future growth of our business.

Book to bill ratio provides an indicator of our future shipments. It is also a measure that we use to determine our ability to provide timely delivery. Finally, it is used to determine if capacity expansion is necessary.

Wafer fabrication utilization provides an indication of available capacity and is utilized to determine items such as production allocation, headcount needs and capital expenditure requirements. Wafer fabrication is a significant process in our operations. Increases in utilization at our manufacturing locations from Q1 05 to Q1 06 reflect higher production levels to meet increasing orders and the results of the consolidation activities related to our Capacity Optimization Enhancement Program. Utilization at Broomfield increased due to a ramp up of production to build inventory prior to its anticipated closure at the end of fiscal year 2006. Utilization at Garden Grove,

Scottsdale and Lawrence increased due to the relocation of product lines from closed facilities to these manufacturing locations. Currently, we do not anticipate the need to increase capital expenditures beyond historical levels to accommodate growth of our business.

Headcount is used to measure our ability to meet current demand and anticipated growth as well as assimilating new acquisitions. It is also used to forecast manufacturing spending. Decrease in headcount at Broomfield reflects the reduction in force in fiscal year 2005. Increases in headcount at our Scottsdale and Lawrence facilities reflect higher personnel requirements following the relocations of product lines of closed facilities to these locations. Lowell headcount in Q1 05 included personnel from Watertown that eventually separated from the Company.

Overhead expenses have a material impact on our operating profits. It is also significantly impacted by our decisions made in response to the review of the other factors above. Operating expense is reviewed to assure that we achieve anticipated savings or do not exceed our expected expenditures. It also affects our management of available cash for operating activities. The increase in overhead expense for Broomfield relates to increased production of inventories to support shipments during the transitional period while product lines are being transferred to other locations. The increases in overhead expense in Garden Grove, Lawrence and Scottsdale from Q1 2005 to Q1 2006 reflect the additional cost from the consolidation of Santa Ana and increased sales.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 2, 2005 COMPARED TO THE QUARTER ENDED JANUARY 1, 2006.

Net sales increased $12.4 million or 18% from $69.8 million for the first quarter of fiscal year 2005 (“Q1 2005”) to $82.2 million for the first quarter of fiscal year 2006 (“Q1 2006”). In aggregate, increases in unit sales and increases in average selling price (“ASP”) contributed to net sales increases of $8.8 million and $3.6 million, respectively. We believe that net sales increases were due to higher demand for our products. We provide sales by end market to emphasis our focus on growing our business in every market that we serve. Due to the nature of our products, some products are sold at relatively low unit prices but high margins; therefore, fluctuations in net sales by end market should be emphasized over fluctuations in ASP.

Sales by end markets are based on our understanding of end market uses of our products. Certain sales through distributors have been reclassified to appropriate end markets when we have reasonable supporting data to do so. A breakout of direct OEM sales by end markets and to distributors for Q1 2005 and Q1 2006 were as follows (amounts in thousands):

	Quarter Ended
	January 2, 2005	January 1, 2006
Defense/Aerospace	$18,026	$19,290
Medical	5,766	9,094
Notebooks/Monitors/LCD Televisions	4,899	9,216
Mobile Connectivity	6,069	4,793
Automotive	3,373	2,697
Others	3,989	4,937
Distributor	27,632	32,132

	$69,754	$82,159

Sales in the defense and aerospace end market increased $1.3 million from $18.0 million in Q1 2005 to $19.3 million in Q1 2006. This increase was due primarily to higher ASP as a result of favorable contract negotiations which increased ASP, product mix shift towards space products which generally have the highest ASP in this end market, and integration of our product capabilities that resulted in a higher selling price per unit. We increased our prices at the beginning of this fiscal year and do not anticipate significant price increases for the remainder of the current fiscal year.

We expect that due to our sole source position for many of our products in this end market, the positive impact from increased average selling price will offset any potential decreases in unit sales over the coming fiscal year.

Sales in the medical end market increased $3.3 million, from $5.8 million in Q1 2005 to $9.1 million in Q1 2006. Increases in ASP and unit sales contributed $0.6 million and $2.7 million, respectively. Increasing functionality and device integration in implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. In addition, recent product recalls at several of our customers, the causes of which were unrelated to our products, contributed to higher unit sales for replacement units.

Sales in the notebook computer, monitor and LCD television end market increased $4.3 million, from $4.9 million in Q1 2005 to $9.2 million in Q1 2006. This increase was due primarily to higher shipments of storage devices, as well as our lighting product solutions to notebook computer and LCD television manufacturers. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Also, our product introductions into the notebook market have been well accepted and demand for disk storage, which utilizes our DC to DC products has grown in the last year.

Sales in the mobile connectivity end market decreased $1.3 million, from $6.1 million in Q1 2005 to $4.8 million in Q1 2006. Higher ASP contributed to a $1.2 million increase and was offset by lower unit sales which resulted in a $2.5 million decrease. Sales in this end market have grown in the last two quarters, but are still lower than Q1 2005. We expect that market acceptance of new power amplifier introductions targeted at multiple-in-multiple-out (“MIMO”) and wi-max applications will contribute to increases in ASP and unit sales over the coming fiscal year.

Sales in the automotive end market decreased $0.7 million, from $3.4 million to $2.7 million. This decrease was due primarily to lower unit sales as a result of the discontinuation of certain low margin products.

Sales in the others end market increased $0.9 million from $4.0 million to $4.9 million. Increases in ASP and unit sales contributed $0.7 million and $0.2 million, respectively.

Distributor sales increased $4.5 million, from $27.6 million Q1 05 to $32.1 million in Q1 06; however, they remained consistent at approximately 40% of total sales for both periods. Based on our understanding of sales information from our distributors, we believe that the end market breakout by distributors generally follows the end market breakout of direct OEM sales over a one year period, with the exception that there are minimal distributor sales to the medical end market.

On January 26, 2006, we announced that we expected our sales for the second quarter of fiscal year 2006 to increase by two to four percent compared to the first quarter of 2006. We are expecting that the strong demand for our products for defense/aerospace, medical, notebooks, monitors, and LCD televisions will continue during fiscal year 2006.

Gross profit increased $15.5 million, from $24.0 million (34.4% of sales) for Q1 2005 to $39.5 million (48.1% of sales) for Q1 2006. The improvement in gross profit was favorably affected by: 1) improved factory utilization from our Phase I and Phase II consolidations at each division; 2) increased sales and 3) higher margin products. Costs of sales included $4.7 million and $1.5 million related to transitional idle capacity and inventory abandonments in Q1 2005 and Q1 2006, respectively. The $3.2 million decrease between Q1 2005 and Q1 2006 was due the different stages of restructuring activities between the two quarters. We were incurring significant costs related to Phase II shutdowns in Q1 2005 while in Q1 2006 Phase II activities have substantially decreased. Phase III shutdowns have not yet occurred. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of our manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location.

Selling, general and administrative expenses increased $3.6 million, from $10.8 million for Q1 2005 to $14.4 million for Q1 2006, primarily due to higher costs associated with implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of approximately $2.0 million, higher commissions and other selling expenses of approximately $0.8 million and higher employee benefits of approximately $0.8 million.

In the first quarter of 2006, restructuring charges of $0.6 million included expenses related to the consolidations in Santa Ana and Broomfield were as follows (amounts in thousands):

	Santa Ana	Broomfield	Total
Severance expense	$14	$—	$14
Other consolidation related expenses	83	544	627

Total	$97	$544	$641

We had higher cash and cash equivalents in Q1 2006 compared to Q1 2005; consequently, we had $0.7 million higher interest income in Q1 2006 compared to Q1 2005.

The effective tax rates were 33.0% for Q1 2005 and 31.0% for Q1 2006. The lower effective tax rate in Q1 2006 was due to a lower percentage of income being sourced and taxed in the United States.

CAPITAL RESOURCES AND LIQUIDITY

In Q1 2006, we financed our operations with cash from operations.

Net cash provided by (used in) operating activities was ($2.7) million and $3.4 million for Q1 2005 and Q1 2006, respectively. The $6.1 million increase in cash flow from operating activities was primarily a result of the increase in revenue and income, partially offset by the combined effect of non-cash items included in income or expense, such as depreciation and amortization, accounts receivable, other assets, accounts payable and accrued liabilities. In the first quarter of 2006, we paid approximately $7.4 million of employee profit sharing that was accrued at October 2, 2005.

Accounts receivable increased from $53.2 million at October 2, 2005 to $55.5 million at January 1, 2006. The increase in accounts receivable was primarily due to higher sales in Q1 2006 compared with sales in the last quarter of fiscal year 2005. The Days Sales Outstanding (“DSO”) was 60 and 61 days at October 2, 2005 and at January 1, 2006, respectively.

At January 1, 2006, we had $37.5 million of current liabilities, a decrease of $4.9 million from $42.4 million at October 2, 2005. The decrease was primarily due to payments of employee profit sharing and severance, partially offset by an increase in accounts payable.

Net cash used in investing activities was $2.2 million and $2.5 million in Q1 2005 and Q1 2006, respectively, primarily for capital equipment.

Net cash provided by financing activities was $9.4 million and $14.0 million in Q1 2005 and Q1 2006, respectively. We recorded $9.9 million and $14.0 million from exercises of employee stock options and tax benefits from disqualifying dispositions of stock options in Q1 2005 and Q1 2006, respectively.

We had $98.1 million and $113.0 million in cash and cash equivalents at October 2, 2005 and January 1, 2006, respectively.

Current ratios were 5.2 to 1 and 6.5 to 1 at October 2, 2005 and January 1, 2006, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2007 and includes a facility to issue letters of credit. As of January 1, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of January 1, 2006, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Broomfield and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures expected in the current fiscal year. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of January 1, 2006, we had no material commitments for capital expenditures.

We have been incurring costs associated with compliance of Section 404 of the Sarbanes-Oxley Act. We estimate that compliance costs will be approximately one-half of one percent (1/2%) to 1% of annual revenues in current and subsequent years.

The following table summarizes our contractual payment obligations and commitments as of January 1, 2006:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,169	$292	$586	$586	$5,267	$(3,562)
Operating leases	9,833	2,931	4,117	2,785	—	—
Purchase obligations	5,183	4,596	587	—	—	—
Other long-term liabilities	908	234	132	132	410	—

Total	$19,093	$8,053	$5,422	$3,503	$5,677	$(3,562)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criteria in the earlier guidance of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were applied prospectively for inventory costs incurred beginning in our fiscal year 2006. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. We adopted SFAS 123R in the first quarter of fiscal year 2006. The effects of the adoption of SFAS 123R did not have a material impact on our results of operations, financial position or cash flow in the quarter ended January 1, 2006 are not expected to have a material impact in fiscal year 2006 but may be material future years; however, the effects are currently not estimable.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges that began in the four quarter of our fiscal year 2005). The adoption of this statement did not would have a material impact on our results of operations, financial position or cash flow.

RECENTLY ISSUED ACCOUNTING STANDARD

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2007. At January 1, 2006, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. Market forces recently have been tending to increase short-term interest rates, although the prime rate and the Eurodollar rate move independently of the Federal Funds Rate. The ratio of funded debt to EBITDA also would increase as amounts are borrowed under the line of credit. These factors could have the effect of potentially increasing the effective interest rate on future incremental borrowings.

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

During our first fiscal quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 16, 2005, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this Report on Form 10-Q.

Item 1A.	RISK FACTORS

In addition to the risk factors described in Microsemi’s Form 10-K for the fiscal year ended October 2, 2005, Microsemi is subject to the following risks:

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

Governmental authorities or third parties could seek to block or challenge the merger of Microsemi’s subsidiary with APT.

The merger of Microsemi’s subsidiary with APT is subject to review by the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”) under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). Under the HSR Act, Microsemi and APT were required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the merger. Microsemi and APT each filed a Notification and Report Form with the FTC and the DOJ on November 28, 2005, and the statutory waiting period expired on December 28, 2005 at 11:59 p.m. Despite the expiration of the statutory waiting period imposed by the HSR Act, before or after completion of the merger, governmental authorities could still seek to block or challenge the merger under the antitrust laws as they deem necessary or desirable in the public interest. In addition, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Such action could potentially delay the merger, make the merger more costly to the parties, or if the challenge succeeds, preclude the parties from completing the merger.

In addition, Microsemi and APT will not seek a ruling from the Internal Revenue Service that the merger of Microsemi’s subsidiary with APT will be tax-free reorganization. Therefore, there is a risk that the Internal Revenue Service may later challenge the tax-free nature of the merger. If it does, Microsemi may be required to pay tax on the amount of gain imputed to APT. The amount of such a liability would be large; however, there is a low expectation of this occurring.

The market price of Microsemi common stock may decline as a result of the merger of Microsemi’s subsidiary with APT.

Following the merger of Microsemi’s subsidiary with APT, the market price of Microsemi common stock may decline as a result of the merger for a number of reasons, including if:

•	The effect of the merger on the Microsemi consolidated group’s financial results is dilutive;

•	The effect of the merger on the Microsemi consolidated group’s financial results is not consistent with the expectations of financial analysts; or

•	Significant stockholders of Microsemi and APT decide to dispose of their shares of Microsemi common stock following completion of the merger.

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

The merger of Microsemi’s subsidiary with APT may divert Microsemi’s management’s attention away from ongoing operations.

The merger of Microsemi’s subsidiary with APT and integration of Microsemi’s and APT’s operations, products and personnel may place a significant burden on Microsemi’s management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could harm Microsemi’s business, financial condition and operating results.

Microsemi’s subsidiaries’ manufacturing processes are complex and specialized and will become more complex after the merger of Microsemi’s subsidiary with APT; delays in resolving problems associated with transitions of processes between different facilities, or issues related to government or customer qualification of facilities or processes could adversely affect our manufacturing efficiencies and our ability to realize revenues or cost savings.

The Microsemi consolidated group’s manufacturing efficiency will be an important factor in Microsemi’s future profitability, and Microsemi may be unsuccessful in its efforts to increase or may fail to maintain its manufacturing efficiency. Microsemi’s manufacturing processes are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. From time to time Microsemi has experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, at times Microsemi has experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, and one of the major causes of these problems is contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of revenues. In an additional instance which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately 1 million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of revenues. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

Reliance on government contractors for a substantial portion of Microsemi’s sales could have material adverse effects on results of operations.

Some of Microsemi’s sales are derived from customers whose principal sales are to the United States Government. If Microsemi experiences significant reductions or delays in procurements of its products by the United States Government or terminations of government contracts or subcontracts, its operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with Microsemi or its customers for cause or for convenience. In the past, Microsemi has experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders Microsemi receives that are related to government contracts are subject to these possible events. There is no guarantee that Microsemi will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s net sales to defense markets represented approximately 19% of net sales for fiscal years 2003 and 2004 and approximately 20% of net sales for fiscal year 2005. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities. These sales are derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. From time to time, Microsemi has experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. Defense spending is expected to decline overall in the future due to budgetary constraints. The effects of defense spending declines are difficult to estimate and subject to many sources of uncertainty. Microsemi’s prospects for future defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

Interruptions, delays or cost increases affecting Microsemi’s materials, parts, equipment or subcontractors may impair its competitive position.

Microsemi’s manufacturing operations, and the outside manufacturing operations which it uses increasingly, depend upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operations Microsemi uses are based in foreign countries. Microsemi’s results of operations could be adversely affected if it is unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although Microsemi generally uses materials, parts and equipment available from multiple suppliers, it has a limited number of suppliers for some materials, parts and equipment. While Microsemi believes that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect its operations. Some of Microsemi’s products are manufactured, assembled and tested by third-party subcontractors.

Some of these contractors are based in foreign countries. Microsemi generally does not have any long-term agreements with these subcontractors. As a result, Microsemi may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, Microsemi will be required to make longer-term estimates of its customers’ current demand for products, and these estimates are difficult to make. Also, due to the amount of time typically required to qualify assemblers and testers, Microsemi could experience delays in the shipment of our products if it is forced to find alternate third parties to assemble or test its products. Any product delivery delays in the future could have material adverse effects on its operating results, financial condition and cash flows. Microsemi’s operations and ability to satisfy customer obligations could be adversely affected if its relationships with these subcontractors were disrupted or terminated.

Microsemi depends on third-party subcontractors for wafer fabrication, assembly and packaging of an increasing portion of its products. Currently, Microsemi utilizes third-party subcontractors for approximately 30% of its assembly and packaging requirements and 13% of its wafer fabrication, and expects that these percentages will increase to as much as approximately 35% and 20%, respectively, in the current fiscal year. A limited group of subcontractors package its products and some of the raw materials included in its products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm its business and operating results. In the event that any of its subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to Microsemi, its operating results could suffer at least until alternate qualified subcontractors, if any, were to become available and active. Microsemi anticipates that many of its next-generation products may be manufactured by third-party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Although Microsemi seeks to reduce its dependence on sole or limited source suppliers, Microsemi and APT currently use the same third-party subcontractors for not more than 10% of each company’s outside manufacturing. Therefore, any disruptions or terminations of manufacturing could materially harm the Microsemi consolidated group’s business and operating results. Also these subcontractors must be qualified by the U.S. Government or Microsemi’s customer for high-reliability processes. Historically the U.S. Government has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, the Microsemi consolidated group’s ability to move certain manufacturing offshore may be limited or delayed.

International operations and sales may expose Microsemi to material risks and may increase volatility to the Microsemi consolidated group’s operating results.

Revenues from foreign markets represent a significant portion of Microsemi’s total revenues. Net sales to foreign customers represented approximately 28%, 33% and 33% of net sales for fiscal years 2003, 2004 and 2005, respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. Microsemi maintains facilities or contracts with entities in Korea, Japan, China, Ireland, Thailand, the Philippines, and Taiwan. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements, including tax laws in the United States and in the countries in which Microsemi manufactures or sells its products;

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages, disruption of local labor supply and/or transportation services;

•	Economic and political instability;

•	Political instability and acts of war or terrorism, which could disrupt the Microsemi consolidated group’s manufacturing and logistical activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency controls and fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect Microsemi’s products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of Microsemi’s technology and products may be greater in those foreign countries. Microsemi may experience material adverse effects to its financial condition, operating results and cash flows in the future.

Microsemi depends on the ability of its personnel, raw materials, equipment and products to move reasonably unimpeded around the world.

Any political, military, world health (e.g., SARS or avian flu) or other issue that hinders the movement or restricts the import or export of materials or products could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption on the part of major airlines or other transportation companies could also adversely affect Microsemi’s ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact marketing, manufacturing, financial and logistics functions, Microsemi’s consolidated results of operations and financial condition could be materially adversely affected.

Microsemi received a demand by Piper Jaffray for payment of an additional commission for the transaction between Microsemi and APT.

Piper Jaffray & Co. (“Piper Jaffray”) claims that it will be entitled, if the APT merger transaction is consummated, to a commission estimated at approximately $3.5 million related to a contract entered into as of October 2004 between Microsemi and Piper Jaffray. Microsemi contends that it would not owe anything to Piper Jaffray because all of Piper Jaffray’s affiliates with knowledge of Microsemi and APT left Piper Jaffray by March 2005, and thereafter, those Piper Jaffray affiliates joined Houlihan Lokey Howard & Zukin Capital, Inc. and now assist APT in the transaction.

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

Form of Voting Agreement Form of Non-Competition Agreement Form of Lock-up Agreement Form of Option Assumption Agreement

Exhibits omitted but to be made available to the SEC at the SEC’s request:

Form of Employment Agreement Form of Certificate of Merger List of Parties to Ancillary Agreements

Previously filed as exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005 and incorporated herein by reference.

10.101	Form of Voting Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Wen Tsang, Greg Haugen and Thomas Loder, previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference.

Name	Date	Shares
Patrick P.H. Sireta	November 11, 2005	2,184,531
Russell J. Crecraft	November 11, 2005	369,800
Greg M. Haugen	November 11, 2005	386,500
Thomas A. Loder	November 11, 2005	360,000
Dah Wen Tsang	November 11, 2005	364,400

10.102	Form of Lock-Up Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Wen Tsang, Greg Haugen and Thomas Loder, previously filed as Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference.

Name	Date	Shares	Options
Patrick P.H. Sireta	November 11, 2005	2,184,531	0
Russell J. Crecraft	November 11, 2005	369,800	0
Greg M. Haugen	November 11, 2005	386,500	0
Thomas A. Loder	November 11, 2005	360,000	32,535
Dah Wen Tsang	November 11, 2005	364,400	61,405

10.103	Non-Competition Agreement between the Registrant and Patrick P.H. Sireta, previously filed Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 10, 2006	By:	/s/ David R. Sonksen
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

Form of Voting Agreement

Form of Non-Competition Agreement

Form of Lock-up Agreement

Form of Option Assumption Agreement

Exhibits omitted but to be made available to the SEC at the SEC’s request:

Form of Employment Agreement

Form of Certificate of Merger

List of Parties to Ancillary Agreements

Previously filed as exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on November 7, 2005 and incorporated herein by reference.

10.101	Form of Voting Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Wen Tsang, Greg Haugen and Thomas Loder, previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference.

Name	Date	Shares
Patrick P.H. Sireta	November 11, 2005	2,184,531
Russell J. Crecraft	November 11, 2005	369,800
Greg M. Haugen	November 11, 2005	386,500
Thomas A. Loder	November 11, 2005	360,000
Dah Wen Tsang	November 11, 2005	364,400

10.102	Form of Lock-Up Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Wen Tsang, Greg Haugen and Thomas Loder, previously filed as Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference.

Name	Date	Shares	Options
Patrick P.H. Sireta	November 11, 2005	2,184,531	0
Russell J. Crecraft	November 11, 2005	369,800	0
Greg M. Haugen	November 11, 2005	386,500	0
Thomas A. Loder	November 11, 2005	360,000	32,535
Dah Wen Tsang	November 11, 2005	364,400	61,405

10.103	Non-Competition Agreement between the Registrant and Patrick P.H. Sireta, previously filed Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K filed on December 16, 2005 and incorporated herein by reference

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350