Form 10-Q
period 2006-04-02
MICROSEMI CORP
filed 2006-05-12
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 2, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 24, 2006 was 65,830,994.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended April 2, 2006 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the six months ended April 2, 2006, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheets as of October 2, 2005 and April 2, 2006 (unaudited) are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	October 2, 2005	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$98,149	$137,731
Accounts receivable, net of allowance for doubtful accounts, $727 at October 2, 2005 and $841 at April 2, 2006	53,233	59,055
Inventories	55,917	62,131
Deferred income taxes	12,921	12,921
Other current assets	2,101	4,245

Total current assets	222,321	276,083
Property and equipment, net	58,366	57,416
Deferred income taxes	8,074	8,374
Goodwill	3,258	3,258
Other intangible assets, net	4,493	4,050
Other assets	4,069	3,347

TOTAL ASSETS	$300,581	$352,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$124
Current maturity of long-term liabilities	520	400
Accounts payable	15,322	15,774
Accrued liabilities	22,434	19,433
Income taxes payable	3,981	1,098

Total current liabilities	42,378	36,829

Long-term liabilities	3,617	3,546

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 63,504 and 65,783 at October 2, 2005 and April 2, 2006, respectively	12,702	13,159
Capital in excess of par value of common stock	163,134	192,801
Retained earnings	78,774	106,210
Accumulated other comprehensive loss	(24)	(17)

Total stockholders’ equity	254,586	312,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,581	$352,528

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	April 3, 2005	April 2, 2006
Net sales	$73,318	$84,853
Cost of sales	43,542	46,712

Gross profit	29,776	38,141

Operating expenses:
Selling, general and administrative	12,891	12,870
Research and development	4,732	4,642
Amortization of intangible assets	230	214
Impairment of assets, restructuring and severance charges	3,027	520

Total operating expenses	20,880	18,246

Operating income	8,896	19,895

Other income (expense):
Interest income	288	1,168
Interest expense	(46)	(42)
Other, net	21	—

Total other income	263	1,126

Income before income taxes	9,159	21,021

Provision for income taxes	3,114	7,378

NET INCOME	$6,045	$13,643

Earnings per share:
Basic	$0.10	$0.21

Diluted	$0.09	$0.20

Common and common equivalent shares outstanding:
Basic	61,295	65,321

Diluted	64,492	68,618

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Six Months Ended
	April 3, 2005	April 2, 2006
Net sales	$143,072	$167,012
Cost of sales	89,280	89,324

Gross profit	53,792	77,688

Operating expenses:
Selling, general and administrative	23,687	27,291
Research and development	9,603	9,719
Amortization of intangible assets	459	443
Impairment of assets, restructuring and severance charges	3,387	1,161

Total operating expenses	37,136	38,614

Operating income	16,656	39,074

Other income (expense):

Interest income	456	2,016
Interest expense	(97)	(79)
Other, net	5	—

Total other income	364	1,937

Income before income taxes	17,020	41,011

Provision for income taxes	5,708	13,575

NET INCOME	$11,312	$27,436

Earnings per share:
Basic	$0.19	$0.42

Diluted	$0.18	$0.40

Common and common equivalent shares outstanding:
Basic	60,798	64,659

Diluted	64,305	68,083

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	April 3, 2005	April 2, 2006
Cash flows from operating activities:
Net income	$11,312	$27,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,478	6,098
Provision for doubtful accounts	430	173
Loss on dispositions and retirements of assets	452	55
Tax benefit from stock option exercises	5,906	—
Excess tax benefit from stock option exercise	—	(8,744)
Changes in assets and liabilities:
Accounts receivable	(6,228)	(5,995)
Inventories	(934)	(6,214)
Other current assets	184	(2,144)
Other assets	—	(1,696)
Deferred income taxes	—	(300)
Accounts payable	(3,852)	452
Accrued liabilities	(402)	(3,001)
Income taxes payable	(310)	9,137

Net cash provided by operating activities	13,036	15,257

Cash flows from investing activities:
Purchases of property and equipment	(5,693)	(4,790)
Changes in other assets	85	2,471
Change in liability related to sale of assets	(396)	—

Net cash used in investing activities	(6,004)	(2,319)

Cash flows from financing activities:
Payments of long-term liabilities	(717)	(191)
Exercise of employee stock options	8,413	18,091
Excess tax benefit from stock option exercises	—	8,744

Net cash provided by financing activities	7,696	26,644

Effect of exchange rate changes on cash	—	—

Net increase in cash and cash equivalents	14,728	39,582
Cash and cash equivalents at beginning of period	45,118	98,149

Cash and cash equivalents at end of period	$59,846	$137,731

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2006

1.	PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the first six months ended April 2, 2006 of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	INVENTORIES

Inventories were as follows (amounts in thousands):

	October 2, 2005	April 2, 2006
Raw Materials	$14,219	$16,460
Work in Progress	26,274	31,604
Finished Goods	15,424	14,067

	$55,917	$62,131

3.	CONTINGENCY

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive loss consists of the cumulative foreign currency translation adjustment. Total comprehensive income for the quarters and six months ended April 3, 2005 and April 2, 2006 were calculated as follows (amounts in 000’s):

	Quarters Ended		Six Months Ended
	April 3, 2005	April 2, 2006	April 3, 2005	April 2, 2006
Net income	$6,045	$13,643	$11,312	$27,436
Translation adjustment	—	(3)	—	7

Comprehensive income	$6,045	$13,640	$11,312	$27,443

5.	EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters and six months ended April 3, 2005 and April 2, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	April 3, 2005	April 2, 2006	April 3, 2005	April 2, 2006
BASIC

Net income	$6,045	$13,643	$11,312	$27,436

Weighted-average common shares outstanding for basic	61,295	65,321	60,798	64,659

Basic earnings per share	$0.10	$0.21	$0.19	$0.42

DILUTED

Net income	$6,045	$13,643	$11,312	$27,436

Weighted-average common shares outstanding for basic	61,295	65,321	60,798	64,659

Dilutive effect of stock options	3,197	3,297	3,507	3,424

Weighted-average common shares outstanding on a diluted basis	64,492	68,618	64,305	68,083

Diluted earnings per share	$0.09	$0.20	$0.18	$0.40

In the second quarter of fiscal years 2005 and 2006, approximately 186,000 and 140,000 options, respectively, were excluded in the computation of diluted EPS and in the first six months of fiscal years 2005 and 2006, approximately 93,000 and 70,000 options, respectively, were excluded in the computation of diluted EPS, as in each period, these options would have been antidilutive.

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $681,000 and $702,000 of compensation expense, net of tax, in the quarter and six months ended April 2, 2006. The future effects may be higher but are currently not estimable.

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

Statement of Financial Accounting Standards No. 154

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year 2007). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

8.	STOCK-BASED COMPENSATION

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of April 2, 2006, we had granted only options under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006 have the same terms with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At April 2, 2006, there were 3,329,000 shares available for grant under the Plan.

Beginning in fiscal year 2006, we adopted FAS 123R on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the quarter and six months ended April 2, 2006, operating income decreased by $1,048,000 and $1,078,000, respectively, net income decreased by $681,000 and $702,000, respectively, and basic and diluted earnings per share were reduced by $0.01 in each period. Compensation expense for the quarter and six months ended April 2, 2006 for stock options granted during the quarter was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	April 2, 2006
	Quarter Ended	Six Months Ended
Risk free interest rate	4.6%	4.5%
Expected dividend yield	None	None
Expected life (years)	3.8	3.7
Expected volatility	70.3%	71.0%

Expected term was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive and non-executive employees. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over approximately a four year period. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Additionally, no dividends are expected to be paid.

For the six months ended April 2, 2006, the company granted 60,000 options to members of the Board of Directors which immediately vest and expire six years from the date of grant. A further 103,200 were granted to employees, of which 100,200 vest annually in equal amounts over a four year period and expire ten years from the date of grant and 3,000 vest annually in equal amounts over a three year period and expire six years from the date of grant. Options granted in the quarter and six months ended April 2, 2006 had a weighted-average grant date fair value of $16.62 and $16.25, respectively. The fair value of all grants during the six months ended April 2, 2006 was $2,548,000.

The total intrinsic value of options exercised during the six months ended April 2, 2006 was approximately $47,287,000.

At April 2, 2006, unamortized compensation expense related to unvested options, net of forfeitures, was approximately $1,577,000. The weighted average period over which compensation expense related to these options will be recognized is 3.7 years.

A summary of stock option activity, vesting and price information is as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at October 2, 2005	12,080,655	$14.11
Granted	163,200	29.84
Exercised	(2,308,352)	8.19
Forfeited	(26,295)	21.06

Outstanding at April 2, 2006	9,909,208	$15.72

Vested	9,800,194	$15.59
Unvested	109,014	$27.94

At April 2, 2006, the intrinsic value and average remaining life were $132,868,000 and 8.2 years for outstanding options and $132,620,000 and 8.2 years for vested options.

Prior to our adoption of FAS 123R, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) provided an alternative to APB 25 in accounting for stock-based compensation issued to employees. FAS 123 provided for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continued to account for stock-based compensation arrangements under APB 25 were required by FAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income and net income per share as if the fair value based method prescribed by FAS 123 had been applied. Prior to our adoption of FAS 123R, we accounted for stock-based compensation using the provisions of APB 25 and presented the pro forma information required by FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148).

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards for the quarter and six months ended April 3, 2005 (amounts in thousands, except earnings per share):

	April 3, 2005
	Quarter Ended	Six Months Ended
Net income, as reported	$6,045	$11,312

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,544)	(5,039)

Pro forma net income	$3,501	$6,273

Earnings per share:
Basic - as reported	$0.10	$0.19

Basic - pro forma	$0.06	$0.10

Diluted - as reported	$0.09	$0.18

Diluted - pro forma	$0.06	$0.10

In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FASB Statement No. 123R, “Share-Based Payment,” effective for fiscal year 2006, vesting of unvested options would have added to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule took effect. We restrict sales of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the dates on which such options would have vested under their original vesting schedules.

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

In the fourth quarter of fiscal year 2005, we recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized. For the quarter and six months ended April 2, 2006, the charge was reduced by $1,065,000 related primarily to the intrinsic value of options that would have vested absent the acceleration.

9.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high performance analog/mixed signal integrated circuits and power and high reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include medical, defense/aerospace, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications. We evaluate direct OEM sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and channel, and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 3, 2005	April 2, 2006	April 3, 2005	April 2, 2006
Net Sales:
United States	$64,355	$74,748	$125,266	$147,446
Europe	8,063	8,775	16,172	16,995
Asia	900	1,330	1,634	2,571

Total	$73,318	$84,853	$143,072	$167,012

Defense/Aerospace	$19,032	$21,292	$37,017	$40,860
Medical	8,241	7,966	13,962	17,192
Notebook/Monitor/LCD Television	5,418	7,773	10,315	16,902
Mobile Connectivity	6,647	5,311	12,738	10,069
Automotive	2,959	2,800	6,334	5,519
Others	3,233	3,138	6,320	6,294
Distributor	27,788	36,573	56,386	70,176

Total	$73,318	$84,853	$143,072	$167,012

	October 2, 2005	April 2, 2006
Long lived assets:
United States	$56,547	$55,698
Europe	860	772
Asia	959	946

Total	$58,366	$57,416

10.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts (“Watertown”) and relocation of those operations to other Microsemi operations in Lawrence and Lowell, Massachusetts (“Lawrence” and “Lowell”) and Scottsdale, Arizona (“Scottsdale”) and (b) the closure of the Melrose, Massachusetts operations and relocation of those operations to Lawrence. This phase was completed as of October 2, 2005.

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

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $14,000 of severance costs and $335,000 for other restructuring related expenses, primarily for relocation of equipment, environmental compliance reports and facility restoration, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869

Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

Provisions	14	335	349
Cash expenditures	(199)	(335)	(534)

Balance at April 2, 2006	$68	$—	$68

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

Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 7% of our net sales in the first six months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $662,000 for other restructuring related expenses, primarily for planning of equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134

Provisions	—	662	662
Cash expenditures	(41)	(662)	(703)

Balance at April 2, 2006	$1,093	$—	$1,093

Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first six months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,405,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $150,000 in severance costs, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505

Provisions	150	—	150
Cash expenditures	(327)	—	(327)

Balance at April 2, 2006	$1,228	$100	$1,328

In the six months ended April 2, 2006, restructuring charges of $1,161,000 included expenses related to the consolidations in Santa Ana, Broomfield and Ireland were as follows (amounts in thousands):

	Santa Ana	Broomfield	Ireland	Total
Severance expense	$14	$—	$150	$164
Other consolidation related expenses	335	662	—	997

Total	$349	$662	$150	$1,161

11.	SUBSEQUENT EVENT

On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation (“APT”), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on April 25, 2006 by the Amendment No. 1 to Agreement and Plan of Merger (as so amended, the “Merger Agreement”). The Merger Agreement provides for a merger of our wholly-owned subsidiary with and into APT with APT surviving the merger as a wholly owned subsidiary of Microsemi. We believe that the merger will create a more diverse semiconductor company and provide us with an expanded product portfolio of analog and mixed-signal products, including radio frequency products, as well as high reliability products to address the needs of the defense/aerospace and medical markets, which represent key factors that will result in us recording goodwill. We completed the acquisition of APT on April 28, 2006 and under the terms of the Merger Agreement, we issued 0.435 of a share of Microsemi common stock and paid $2.00 in cash for each outstanding share of APT common stock, resulting in the issuance in the aggregate of approximately 4.9 million shares with a fair market value of approximately $133.7 million and a cash payment of approximately $22.5 million. APT was renamed Microsemi Corp. – Power Products Group upon the completion of the acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section or in the section entitled, “Risk Factors” in this report, which should be read in conjunction with the section entitled, “Risk Factors” in our Annual Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first six months of fiscal years 2005 or 2006. We also serve a variety of end markets, which we generally classify as follows:

•	Defense/Aerospace – We offer a broad selection of products including mixed signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including radar and communications, satellites, cockpit electronics, targeting and fire control and other power conversion and related systems in military and aerospace platforms.

•	Medical – Our medical products, which include zener diodes, high voltage diodes, transient voltage suppressors and thyristor surge protection devices, are designed into implantable pacemakers and defibrillators. We are also a supplier of PIN diode switches and dual diode modules for use in magnetic resonance imaging (MRI) systems.

•	Notebooks/Monitors/LCD TVs – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits.

•	Mobile Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and some telecom applications.

•	Automotive – Our automotive products consist primarily of visible lights sensors, LED drivers and CCFL controllers for use in automotive telematics and GPS displays, as well as, auto-dimming rear view mirrors.

•	Others – Products in this category include power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial products such as arc welders, power generators and other industrial equipment.

Capacity Optimization Enhancement Program

Phase I

In 2001, we commenced our Capacity Optimization Enhancement Program (the “Plan”) to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

We started phase 1 of the Plan in fiscal year 2001, which included (a) the closure of most of our operations in Watertown, Massachusetts (“Watertown”) and relocation of those operations to other Microsemi operations in Lawrence and Lowell, Massachusetts (“Lawrence” and “Lowell”) and Scottsdale, Arizona (“Scottsdale”) and (b) the closure of the Melrose, Massachusetts operations and relocation of those operations to Lawrence. This phase was completed as of October 2, 2005.

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

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits” (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $14,000 of severance costs and $0.3 million for other restructuring related expenses, primarily for relocation of equipment, environmental compliance reports and facility restoration, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869

Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

Provisions	14	335	349
Cash expenditures	(199)	(335)	(534)

Balance at April 2, 2006	$68	$—	$68

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

We are in the process of establishing a plan to determine the future use of assets from the Broomfield and Ireland operations. Currently, there has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment charge. Other consolidation associated costs such as inventory, workforce reduction, relocation, transitional idle capacity and reorganization charges will be reported, when incurred, as restructuring costs in accordance with FAS 146, FAS 112, or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 7% of our net sales in the first six months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $0.7 million for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

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

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134

Provisions	—	662	662
Cash expenditures	(41)	(662)	(703)

Balance at April 2, 2006	$1,093	$—	$1,093

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first six months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $0.2 million in severance costs, in accordance with FAS 146.

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

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505

Provisions	150	—	150
Cash expenditures	(327)	—	(327)

Balance at April 2, 2006	$1,228	$100	$1,328

Key Reporting Unit Metrics

In order to manage our manufacturing capacity for current requirements and anticipated future growth of our business and to assess the performance of our industry segment, we review factory utilization, headcount and overhead expenses at each of our manufacturing locations. The table below sets forth metrics at these locations:

	Wafer Fabrication Utilization		Headcount		Overhead Expense
	2005 YTD	2006 YTD	2005 YTD	2006 YTD	2005 YTD	2006 YTD
Garden Grove	65%	95%	239	244	$17,851	$18,715
Lawrence	35%	35%	342	374	$9,441	$10,246
Lowell	40%	45%	116	112	$3,391	$3,683
Scottsdale	70%	80%	310	464	$8,786	$11,789

Wafer fabrication utilization provides an indication of available capacity and is utilized to determine items such as production allocation, headcount needs and capital expenditure requirements. Wafer fabrication is a significant process in our operations. Increases in utilization at our manufacturing locations from 2005 YTD to 2006 YTD reflect higher production levels to meet increasing orders and the results of the consolidation activities related to our Capacity Optimization Enhancement Program. Currently, we do not anticipate the need to increase capital expenditures beyond historical levels to accommodate growth of our business. Though our Garden Grove facility is currently at 95% utilization we do not anticipate a need to increase the capacity due to the fact that all future high performance analog mixed signal product originally designed for this facility are being designed using outside foundry.

Headcount is used to measure our ability to meet current demand and anticipated growth as well as assimilating new acquisitions. It is also used to forecast manufacturing spending. Increases in headcount at our Scottsdale and Lawrence facilities reflect higher personnel requirements following the relocations of product lines of closed facilities to these locations. Lowell headcount in 2005 YTD included personnel from Watertown that eventually separated from the Company.

Overhead expenses have a material impact on our operating profits. It is also significantly impacted by our decisions made in response to the review of the other factors above. Operating expense is reviewed to assure that we achieve anticipated savings or do not exceed our expected expenditures. It also affects our management of available cash for operating activities. The increases in overhead expense from 2005 YTD to 2006 YTD at these facilities reflect the additional cost from the consolidation of Santa Ana, increased sales and to a lesser extent, costs from initial consolidation activities from Colorado.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 3, 2005 COMPARED TO THE QUARTER ENDED APRIL 2, 2006.

Net sales increased $11.5 million or 16% from $73.3 million for the second quarter of fiscal year 2005 (“Q2 2005”) to $84.9 million for the second quarter of fiscal year 2006 (“Q2 2006”). Sales by end markets are based on our understanding of end market uses of our products. Certain sales through distributors have been reclassified to appropriate end markets when we have reasonable supporting data to do so. A breakout of net sales by end markets and by sales channels for Q2 2005 and Q2 2006 is as follows (amounts in thousands):

	Q2 2005	Q2 2006
Defense/Aerospace	$19,032	$21,292
Medical	8,241	7,966
Notebooks/Monitors/LCD Televisions	5,418	7,773
Mobile Connectivity	6,647	5,311
Automotive	2,959	2,800
Others	3,233	3,138
Distributor	27,788	36,573

	$73,318	$84,853

Sales in the defense and aerospace end market increased $2.3 million from $19.0 million in Q2 2005 to $21.3 million in Q2 2006. This increase was driven primarily by continued demand from commercial air products, satellite products, and defense related products. These three end markets continue to drive growth. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards satellite products which generally have higher selling prices, and strategic price positioning in certain product lines. Based on a forecasted increase in the Department of Defense budget, growth in international markets for defense related product, and continued demand in the commercial air space, the business in this end market should remain solid.

Sales in the medical end market decreased $0.2 million, from $8.2 million in Q2 2005 to $8.0 million in Q2 2006. Sales are slightly down from the prior year primarily due to the impact of product recalls at several of our customers resulting in abnormally high shipments in Q2 2005. The company did see an increase in demand following the recalls leading to some level of inventory in the channels that should dissipate during this fiscal year. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device which partially offset lower sales after the recalls.

Sales in the notebook computer, monitor and LCD television end market increased $2.4 million, from $5.4 million in Q2 2005 to $7.8 million in Q2 2006. This increase was due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as for storage devices. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Also, our product introductions into the notebook market have been well accepted and demand for disk storage, which utilizes our DC to DC products, has grown in the last year.

Sales in the mobile connectivity end market decreased $1.3 million, from $6.6 million in Q2 2005 to $5.3 million in Q2 2006. Sales in this end market have grown in the last three quarters, but are still lower than Q2 2005. This was primarily due to significant demand in Q2 2005 of 802.11 pre-n product that decreased substantially in subsequent quarters from diminished market acceptance after the ratification of this wireless protocol was delayed by the Institute of Electrical and Electronics Engineers Standards Association (“IEEE-SA”). We expect that market acceptance of new power amplifier introductions targeted at multiple-in-multiple-out (“MIMO”) and wi-max applications will contribute to increases in net sales over the coming fiscal year.

Sales in the automotive end market decreased $0.2 million, from $3.0 million in Q2 2005 to $2.8 million in Q2 2006. This was primarily driven by legacy product that was designed into older platforms not focused on our lighting applications. The demand for backlighting product has been robust as more mid-tier vehicles move toward using navigation systems and rear seat entertainment applications.

Sales in the others end market decreased $0.1 million, from $3.2 million in Q2 2005 to $3.1 million in Q2 2006. The primary end market addressed by this product has been the industrial market which has been solid, however, through the closing of our Colorado facility the company has reassessed its focus in some products due to the low margins associated with them.

Distributor sales increased $8.8 million, from $27.8 million Q2 2005 to $36.6 million in Q2 2006 and constituted 37.9% and 43.1%, respectively, of total net sales. The primary reason for the growth is the continued strength in the focus markets, such as defense/aerospace, notebooks/monitors/LCD TVs and mobile connectivity, that Microsemi serves. An additional factor driving the percentage increase in distributor sales was a trend toward servicing our smaller customers through our distributor network and a trend of some of our customers preferring distributors to manage their inventory.

On April 27, 2006, we announced that for the third quarter of fiscal year 2006, we expect our sales, including the impact of our acquisition of Advanced Power Technology, Inc., will increase between 15% and 19% sequentially. We expect that the strong demand for our products for defense/aerospace, notebooks, monitors, and LCD televisions will continue during fiscal year 2006.

Gross profit increased $8.3 million, from $29.8 million (40.6% of sales) for Q2 2005 to $38.1 million (44.9% of sales) for Q2 2006. The improvement in gross profit was favorably affected by: 1) improved factory utilization from our consolidations at each division; 2) increased sales and 3) higher margin products. Costs of sales included $3.0 million and $5.2 million related to transitional idle capacity and inventory abandonments in Q2 2005 and Q2 2006, respectively. The $2.2 million increase between Q2 2005 and Q2 2006 was due to the different stages of restructuring activities between the two quarters. In Q2 2006, we started to incur substantial transition costs related to Phase III shutdown activities. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of our manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location.

Selling, general and administrative expense was $12.9 million for both Q2 2005 and Q2 2006.

Research and development expense was $4.7 million in Q2 2005 and $4.6 million in Q2 2006.

We had higher cash and cash equivalents in Q2 2006 compared to Q2 2005; consequently, we had $0.9 million higher interest income in Q2 2006 compared to Q2 2005.

The effective tax rates were 34.0% for Q2 2005 and 35.0% for Q2 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 3, 2005 COMPARED TO THE SIX MONTHS ENDED APRIL 2, 2006.

Net sales increased $23.9 million or 17% from $143.1 million for the first six months of fiscal year 2005 (“2005 YTD”) to $167.0 million for the first six months of fiscal year 2006 (“2006 YTD”). Sales by end markets are based on our understanding of end market uses of our products. Certain sales through distributors have been reclassified to appropriate end markets when we have reasonable supporting data to do so. A breakout of net sales by end markets and by sales channels for 2005 YTD and 2006 YTD is as follows (amounts in thousands):

	2005 YTD	2006 YTD
Defense/Aerospace	$37,017	$40,860
Medical	13,962	17,192
Notebooks/Monitors/LCD Televisions	10,315	16,902
Mobile Connectivity	12,738	10,069
Automotive	6,334	5,519
Others	6,320	6,294
Distributor	56,386	70,176

	$143,072	$167,012

Sales in the defense and aerospace end market increased $3.9 million from $37.0 million in 2005 YTD to $40.9 million in 2006 YTD. This increase was driven primarily by continued demand from commercial air products, satellite products, and defense related products. These three end markets continue to drive growth. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards satellite products which generally have higher selling prices, and strategic price positioning in certain product lines. Based on a forecasted increase in the Department of Defense budget, growth in international markets for defense related product, and continued demand in the commercial air space, the business in this end market should remain solid.

Sales in the medical end market increased $3.2 million, from $14.0 million in 2005 YTD to $17.2 million in 2006 YTD. Increasing functionality and device integration in implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. In mid 2005 several customers did go through product recalls which led to an increase in business in excess of typical market growth rates in the later half of the calendar year. This contributed to the increase in business over the same YTD period in 2005.

Sales in the notebook computer, monitor and LCD television end market increased $6.6 million, from $10.3 million in 2005 YTD to $16.9 million in 2006 YTD. This increase was due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as for storage devices. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Also, our product introductions into the notebook market have been well accepted and demand for disk storage, which utilizes our DC to DC products, has grown in the last year.

Sales in the mobile connectivity end market decreased $2.6 million, from $12.7 million in 2005 YTD to $10.1 million in 2006 YTD. Sales in this end market have grown in the last three quarters, but are still lower than 2005 YTD. This was primarily due to significant demand in Q2 2005 of 802.11 pre-n product that decreased substantially in subsequent quarters from diminished market acceptance after the ratification of this wireless protocol was delayed by the Institute of Electrical and Electronics Engineers Standards Association (“IEEE-SA”). We expect that market acceptance of new power amplifier introductions targeted at multiple-in-multiple-out (“MIMO”) and wi-max applications will contribute to increases in net sales over the coming fiscal year.

Sales in the automotive end market decreased $0.8 million, from $6.3 million in 2005 YTD to $5.5 million in 2006 YTD. This was primarily driven by lower shipments of legacy product that was designed into older platforms not focused on our lighting applications. The demand for backlighting product has been robust as more mid-tier vehicles move toward using navigation systems and rear seat entertainment applications.

Sales in the others end market remained unchanged at $6.3 million for both 2005 YTD and 2006 YTD. The primary end market addressed by product in this category has been the industrial market which has been solid; however, through the closing of our Colorado facility the company has reassessed its focus in some products due to the low margins associated with them.

Distributor sales increased $13.8 million, from $56.4 million 2005 YTD to $70.2 million in 2006 YTD and constituted 39.4% and 42.0%, respectively, of total net sales. The primary reason for the growth is the continued strength in the focus markets, such as defense/aerospace, notebooks/monitors/LCD TVs and mobile connectivity, that Microsemi serves. An additional factor driving the percentage increase in distributor sales was a trend toward servicing our smaller customers through our distributor network and a trend of some of our customers preferring distributors to manage their inventory.

Gross profit increased $23.9 million, from $53.8 million (37.6% of sales) for 2005 YTD to $77.7 million (46.5% of sales) for 2006 YTD. The improvement in gross profit was favorably affected by: 1) improved factory utilization from our consolidations at each division; 2) increased sales and 3) higher margin products. Costs of sales included $7.7 million and $6.7 million related to transitional idle capacity and inventory abandonments in 2005 YTD and 2006 YTD, respectively. Costs incurred in 2005 YTD substantially related to Phase II while costs incurred in 2006 YTD related and Phase III activities. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of our manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location.

Selling, general and administrative increased $3.6 million, from $23.7 million for 2005 YTD to $27.3 million for 2006 YTD, primarily due to higher costs associated with compliance of Section 404 of the Sarbanes-Oxley Act of $1.0 million, higher profit sharing expense of $0.8 million, higher commissions and selling expense associated with higher sales of $0.8 million and higher legal costs of $0.6 million.

We had higher cash and cash equivalents in Q2 2006 compared to Q2 2005; consequently, we had $1.6 million higher interest income in 2006 YTD compared to 2005 YTD.

The effective tax rates were 33.5% for 2005 YTD and 33.1% for 2006 YTD.

CAPITAL RESOURCES AND LIQUIDITY

In 2006 YTD, we financed our operations with cash from operations.

Net cash provided by operating activities increased $2.3 million from $13.0 million in 2005 YTD to $15.3 million in 2006 YTD. The increase in cash flow from operating activities was primarily a result of the increase in revenue and income, partially offset by the combined effect of non-cash items included in income or expense, such as inventory, other assets, accounts payable and accrued liabilities. In addition, prior to our adoption of FAS 123R in 2005 YTD, the tax benefit from stock option exercises of $5.9 million was presented separately, whereas following our adoption of FAS 123R, the comparable amount in 2006 YTD of $12.0 million, is included in income taxes payable. As required by FAS 123R, $8.7 million of excess tax benefit from stock option exercises is included in operating activities with a corresponding offset amount included in financing activities.

Accounts receivable increased $5.9 million from $53.2 million at October 2, 2005 to $59.1 million at April 2, 2006. The increase in accounts receivable was primarily due to higher sales in Q2 2006 compared with sales in the last quarter of fiscal year 2005. The Days Sales Outstanding (“DSO”) were 60 and 63 days at October 2, 2005 and at April 2, 2006, respectively.

Inventories increased $6.2 million from $55.9 million at October 2, 2005 to $62.1 million at April 2, 2006. The increase in inventories was primarily due to a planned ramp up of production at our Broomfield, Colorado facility to cover shipments during a bridge period in which production will be transferred from our Broomfield, Colorado facility to our Scottsdale, Arizona facility.

Current liabilities decreased $5.6 million from $42.4 million at October 2, 2005 to $36.8 million at April 2, 2006. The decrease was due primarily to lower accrued liabilities of $3.0 million related to payments of accrued severance and timing of payments and a $2.9 million decrease in income taxes payable. A $12.0 million tax benefit from disqualifying dispositions of stock options was included in the decrease of income taxes payable.

Net cash used in investing activities was $6.0 million and $2.3 million in 2005 YTD and 2006 YTD, respectively. In 2005 YTD, we recorded a $0.4 million reduction of accrued liabilities related to a sale of assets in a prior year. Purchase of capital equipment was $5.7 million and $4.8 million in 2005 YTD and 2006 YTD, respectively. In 2006 YTD, we collected a $3.1 million note related to the sale of real property in Watertown, Massachusetts and paid approximately $0.7 million in cash related to the acquisition of Advanced Power Technology, Inc., which will be included in the purchase price allocation in the third quarter of fiscal year 2006.

Net cash provided by financing activities was $7.7 million and $26.6 million in 2005 YTD and 2006 YTD, respectively. We recorded $8.4 million and $18.1 million from exercises of employee stock options and $0.0 million and $8.7 million for excess tax benefits from exercises of stock options in 2005 YTD and 2006 YTD, respectively.

We had $98.1 million and $137.7 million in cash and cash equivalents at October 2, 2005 and April 2, 2006, respectively.

Current ratios were 5.2 to 1 and 7.5 to 1 at October 2, 2005 and April 2, 2006, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2008 and includes a facility to issue letters of credit. As of April 2, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of April 2, 2006, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Broomfield and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures expected in the current fiscal year. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of April 2, 2006, we had no material commitments for capital expenditures.

We have been incurring costs associated with compliance under Section 404 of the Sarbanes-Oxley Act. We estimate that compliance costs will be approximately one-half of one percent (1/2%) to 1% of annual revenues in current and subsequent years.

The following table summarizes our contractual payment obligations and commitments as of April 2, 2006:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,165	$293	$586	$586	$5,261	$(3,561)
Operating leases	10,037	2,942	4,105	2,990	—	—
Purchase obligations	5,753	5,003	750	—	—	—
Other long-term liabilities	764	97	132	132	403	—

Total	$19,719	$8,335	$5,573	$3,708	$5,664	$(3,561)

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $0.7 million and $0.8 million of compensation expense, net of tax, in the quarter and six months ended April 2, 2006. The future effects may be higher but are currently not estimable.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2008. At April 2, 2006, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. Market forces recently have been tending to increase short-term interest rates, although the prime rate and the Eurodollar rate move independently of the Federal Funds Rate. The ratio of funded debt to EBITDA also would increase as amounts are borrowed under the line of credit. These factors could have the effect of potentially increasing the effective interest rate on future incremental borrowings.

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

During the first six months of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In our most recent Form 10-K as filed with the SEC on December 16, 2005, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this Report on Form 10-Q, except as set forth below.

On October 7, 2004, we filed a complaint in the United States District Court for the Central District of California entitled Microsemi Corporation v. Monolithic Power System, Inc. (“Monolithic”), Case Number SACV04-1174 CJC (Anx). The Complaint alleged infringement of Microsemi patents and sought an injunction, actual damages, treble damages, declaratory relief and attorneys’ fees. The defendant filed a cross-claim for declaratory relief seeking to invalidate our patents and attorneys’ fees. On March 24, 2006 we entered into a settlement agreement with Monolithic pursuant to which both Microsemi and Monolithic agreed to dismiss all outstanding claims and counterclaims in the litigation with prejudice, Monolithic agreed to make a one-time payment to Microsemi in the amount of $1,500,000 and Microsemi agreed not to sue Monolithic in the future for infringement of the Microsemi patents at issue in the litigation. On March 29, 2006, the United States District Court for the Central District of California dismissed the case with prejudice pursuant to the terms of the settlement agreement.

Item 1A.	RISK FACTORS

In addition to the risk factors described in Microsemi’s Form 10-K for the fiscal year ended October 2, 2005, Microsemi is subject to the following risks:

The merger of Microsemi’s subsidiary with Advanced Power Technology, Inc, which has been renamed Microsemi Corp. – Power Products Group, may divert Microsemi’s management’s attention away from ongoing operations.

The merger of Microsemi’s subsidiary with Advanced Power Technology, Inc. (“APT”), which was renamed Microsemi Corp. – Power Products Group upon the consummation of the merger (the “Power Products Group”), and the integration of Microsemi’s and the Power Product Group’s operations, products and personnel may place a significant burden on Microsemi’s management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could harm Microsemi’s business, financial condition and operating results.

Microsemi’s subsidiaries’ manufacturing processes are complex and specialized and will become more complex as a result of the acquisition of the Power Products Group; delays in resolving problems associated with transitions of processes between different facilities, or issues related to government or customer qualification of facilities or processes could adversely affect our manufacturing efficiencies and our ability to realize revenues or cost savings.

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

Microsemi depends on third-party subcontractors for wafer fabrication, assembly and packaging of an increasing portion of its products. Currently, Microsemi utilizes third-party subcontractors for approximately 30% of its assembly and packaging requirements and 13% of its wafer fabrication, and expects that these percentages will increase to as much as approximately 35% and 20%, respectively, in the current fiscal year. A limited group of subcontractors package its products and some of the raw materials included in its products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm its business and operating results. In the event that any of its subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to Microsemi, its operating results could suffer at least until alternate qualified subcontractors, if any, were to become available and active. Microsemi anticipates that many of its next-generation products may be manufactured by third-party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Although Microsemi seeks to reduce its dependence on sole or limited source suppliers, Microsemi and the Power Products Group currently use the same third-party subcontractors for not more than 10% of each company’s outside manufacturing. Therefore, any disruptions or terminations of manufacturing could materially harm the Microsemi consolidated group’s business and operating results. Also these subcontractors must be qualified by the U.S. Government or Microsemi’s customer for high-reliability processes. Historically the U.S. Government has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, the Microsemi consolidated group’s ability to move certain manufacturing offshore may be limited or delayed.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on February 22, 2006.

(b)	Names and personal information about the nominees to the Board of Directors were included in the Definitive Proxy Statement as filed with the SEC on January 20, 2006.

(c)	On Proposal 1, the votes received by each of the nominees to the Board of Directors were as follows:

	For	Abstained
Dennis R. Leibel	57,096,885	3,136,453
James J. Peterson	60,231,065	2,273
Thomas R. Anderson	57,096,885	3,136,453
William E. Bendush	60,196,773	36,565
William L. Healey	57,271,350	2,961,988
Paul F. Folino	57,273,350	2,959,988
Matthew E. Massengill	60,230,938	2,400

On Proposal 2, the votes on ratifying the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to audit our financial statements were as follows:

For	Against	Abstain
59,058,621	1,297,766	4,537

(d)	None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

2.6.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006 previously filed as Exhibit 2.6.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed on April 27, 2006 and incorporated herein by reference.

10.104	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp.—Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company, previously filed as Exhibit 10.104 to the Registrant’s Registration Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed on March 3, 2006 and incorporated herein by reference.

10.109	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after February 22, 2006 previously filed as Exhibit 10.109 to the Registrant’s Current Report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference.

10.110	Form of Notice of Stock Option Grant and Non-Employee Stock Option Agreement from and after February 22, 2006 previously filed as Exhibit 10.110 to the Registrant’s Current Report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED:	May 12, 2006	By:	/s/ David R. Sonksen
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description

2.6.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006 previously filed as Exhibit 2.6.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed on April 27, 2006 and incorporated herein by reference.

10.104	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp.—Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company, previously filed as Exhibit 10.104 to the Registrant’s Registration Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed on March 3, 2006 and incorporated herein by reference.

10.109	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after February 22, 2006 previously filed as Exhibit 10.109 to the Registrant’s Current Report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference.

10.110	Form of Notice of Stock Option Grant and Non-Employee Stock Option Agreement from and after February 22, 2006 previously filed as Exhibit 10.110 to the Registrant’s Current Report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350