Form 10-Q
period 2006-07-02
MICROSEMI CORP
filed 2006-08-11
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 1two months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on August 4, 2006 was 71,116,000.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended July 2, 2006 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the nine months ended July 2, 2006, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the balance sheets as of October 2, 2005 and July 2, 2006 (unaudited) are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	October 2, 2005	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$98,149	$153,460
Short term investments	—	1,000
Accounts receivable, net of allowance for doubtful accounts, $727 at October 2, 2005 and $1,424 at July 2, 2006	53,233	67,988
Inventories	55,917	82,995
Deferred income taxes	12,921	9,639
Other current assets	2,101	5,551

Total current assets	222,321	320,633
Property and equipment, net	58,366	67,460
Deferred income taxes	8,074	—
Goodwill	3,258	54,058
Other intangible assets, net	4,493	47,006
Other assets	4,069	1,100

TOTAL ASSETS	$300,581	$490,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$121	$213
Current maturity of long-term liabilities	520	400
Accounts payable	15,322	17,980
Accrued liabilities	22,434	22,835
Income taxes payable	3,981	6,242

Total current liabilities	42,378	47,670

Deferred income taxes	—	3,151
Long-term liabilities	3,617	3,531

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 63,504 and 70,995 at October 2, 2005 and July 2, 2006, respectively	12,702	14,201
Capital in excess of par value of common stock	163,134	315,364
Retained earnings	78,774	106,327
Accumulated other comprehensive loss	(24)	13

Total stockholders’ equity	254,586	435,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,581	$490,257

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	July 3, 2005	July 2, 2006
Net sales	$75,214	$100,221
Cost of sales	41,523	56,748

Gross profit	33,691	43,473

Operating expenses:
Selling, general and administrative	15,680	14,223
Research and development	4,583	6,678
In-process research and development	—	15,300
Amortization of intangible assets	229	1,403
Impairment of assets, restructuring and severance charges / (credits)	(113)	1,137

Total operating expenses	20,379	38,741

Operating income	13,312	4,732

Other income (expense):
Interest income	468	1,313
Interest expense	(52)	(41)
Other, net	1	19

Total other income	417	1,291

Income before income taxes	13,729	6,023
Provision for income taxes	3,978	5,906

NET INCOME	$9,751	$117

Earnings per share:
Basic	$0.16	$0.00

Diluted	$0.15	$0.00

Common and common equivalent shares outstanding:
Basic	62,013	69,397

Diluted	65,697	72,006

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Nine Months Ended
	July 3, 2005	July 2, 2006
Net sales	$218,286	$267,233
Cost of sales	130,803	146,072

Gross profit	87,483	121,161

Operating expenses:
Selling, general and administrative	39,367	41,514
Research and development	14,186	16,397
In-process research and development	—	15,300
Amortization of intangible assets	688	1,846
Impairment of assets, restructuring and severance charges	3,274	2,298

Total operating expenses	57,515	77,355

Operating income	29,968	43,806

Other income (expense):
Interest income	924	3,329
Interest expense	(149)	(120)
Other, net	6	19

Total other income	781	3,228

Income before income taxes	30,749	47,034
Provision for income taxes	9,686	19,481

NET INCOME	$21,063	$27,553

Earnings per share:
Basic	$0.34	$0.40

Diluted	$0.33	$0.38

Common and common equivalent shares outstanding:
Basic	61,193	68,569

Diluted	64,759	71,721

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	July 3, 2005	July 2, 2006
Cash flows from operating activities:
Net income	$21,063	$27,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,177	10,846
Provision for doubtful accounts	253	527
Loss on dispositions and retirements of assets	547	17
In-process research and development	—	15,300
Tax benefit from stock option exercise	9,448	—
Excess tax benefit from stock option exercises	—	(9,189)
Charge for stock options	—	515
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(7,742)	(5,734)
Inventories	(12)	(8,934)
Other current assets	366	(2,233)
Other assets	—	93
Accounts payable	(4,799)	(1,416)
Accrued liabilities	(516)	(3,155)
Income taxes payable	(638)	14,231
Other long-term liabilities	(154)	—

Net cash provided by operating activities	26,993	38,421

Cash flows from investing activities:
Purchases of property and equipment	(8,861)	(7,927)
Proceeds from sale of short term investments	—	15,951
Changes in other assets	10	3,028
Cash consideration for acquisition and payments of direct transaction costs, net of cash acquired	—	(23,894)

Net cash used in investing activities	(8,851)	(12,842)

Cash flows from financing activities:
Payments of long-term liabilities	(580)	(206)
Exercise of employee stock options	14,485	20,749
Excess tax benefit from stock option exercises	—	9,189

Net cash provided by financing activities	13,905	29,732

Net increase in cash and cash equivalents	32,047	55,311
Cash and cash equivalents at beginning of period	45,118	98,149

Cash and cash equivalents at end of period	$77,165	$153,460

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2006

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

Critical Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

2.	INVENTORIES

Inventories were as follows (amounts in thousands):

	October 2, 2005	July 2, 2006
Raw Materials	$14,219	$21,607
Work in Progress	26,274	42,230
Finished Goods	15,424	19,158

	$55,917	$82,995

3.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	October 2, 2005	July 2, 2006
Goodwill	$3,258	$54,058

Other intangible assets, net
Completed technology	4,211	41,930
Customer relationships	171	3,317
Backlog	—	1,692
Other	111	67

Other intangible assets, net	$4,493	$47,006

The increase in goodwill and other intangible assets, net, between October 2, 2005 and July 2, 2006 related to the acquisition of Advanced Power Technology, Inc. which is further described in Note 12.

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

5.	COMPREHENSIVE INCOME

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

Total comprehensive income for the quarters and nine months ended July 3, 2005 and July 2, 2006 were calculated as follows (amounts in 000’s):

	Quarters Ended		Nine Months Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
Net income	$9,751	$117	$21,063	$27,553
Translation adjustment	—	25	—	32

Comprehensive income	$9,751	$142	$21,063	$27,585

6.	EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters and nine months ended July 3, 2005 and July 2, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
BASIC
Net income	$9,751	$117	$21,063	$27,553

Weighted-average common shares outstanding for basic	62,013	69,397	61,193	68,569

Basic earnings per share	$0.16	$0.00	$0.34	$0.40

DILUTED
Net income	$9,751	$117	$21,063	$27,553

Weighted-average common shares outstanding for basic	62,013	69,397	61,193	68,569
Dilutive effect of stock options	3,684	2,609	3,566	3,152

Weighted-average common shares outstanding on a diluted basis	65,697	72,006	64,759	71,721

Diluted earnings per share	$0.15	$0.00	$0.33	$0.38

In the third quarter of fiscal years 2005 and 2006, approximately 8,000 and 604,000 options, respectively, were excluded in the computation of diluted EPS and in the first nine months of fiscal years 2005 and 2006, approximately 65,000 and 248,000 options, respectively, were excluded in the computation of diluted EPS, as in each period, these options would have been anti-dilutive.

7.	RECENTLY ADOPTED ACCOUNTING ANNOUNCEMENTS

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $322,000 and $1,039,000 of compensation expense, net of tax, in the quarter and nine months ended July 2, 2006. The future effects may be higher but are currently not estimable.

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

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Emerging Issues Task Force EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the second quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

9.	STOCK-BASED COMPENSATION

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of July 2, 2006, we have granted only options under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At July 2, 2006, there were 2,930,000 shares available for grant under the Plan.

Beginning in fiscal year 2006, we adopted FAS 123R on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the quarter and nine months ended July 2, 2006, operating income decreased by $501,000 and $1,579,000, respectively, net income decreased by $473,000 and $1,145,000, respectively. For the quarter ended July 2, 2006, basic and diluted earnings per share were each reduced by $0.01. For the nine months ended July 2, 2006, basic and diluted earnings per share were each reduced by $0.02.

Compensation expense for the quarter and nine months ended July 2, 2006 for stock options granted and converted during the quarter was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	July 2, 2006
	Quarter Ended	Nine Months Ended
Risk free interest rate	5.0%	4.9%
Expected dividend yield	None	None
Expected life (years)	1.8	2.0
Expected volatility	35.3%	40.3%

Expected term was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive and non-executive employees. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Additionally, no dividends are expected to be paid.

In connection with the acquisition of Advanced Power Technology, Inc. (“APT”) in April 2006, 568,363 options were converted from existing APT options into Microsemi options (see Note 12). These options were assigned a weighted average expected term of 1.2 years, weighted average volatility of 31.6%, and weighted average risk free rate of 4.9%.

For the nine months ended July 2, 2006, the company granted 60,000 options to members of the Board of Directors which immediately vest and expire six years from the date of grant. A further 532,665 were granted to employees, of which 100,200 vest annually in equal amounts over a four year period and expire ten years from the date of grant and 432,465 vest annually in equal amounts over a three year period and expire six years from the date of grant. Finally, in connection with the acquisition of APT in April 2006, 568,363 options were converted from APT options into Microsemi options (see Note 12). These converted options maintained the same vesting and expiration dates as the initial APT options while strike price was adjusted by the conversion ratio of one APT option to approximately 0.51 Microsemi options. Options granted and converted in the quarter and nine months ended July 2, 2006 had a weighted-average grant date fair value of $10.32 and $11.15, respectively. Options granted and converted in the quarter and nine months ended July 2, 2006 had a fair value of $10,294,000 and $12,946,000, respectively. Options granted in the quarter and nine months ended July 3, 2005 had a weighted-average grant date fair value of $8.71 and $10.41, respectively. Options granted in quarter and nine months ended July 2, 2006 had a fair value of $749,000 and $4,018,000, respectively.

The total intrinsic value of options exercised during the nine months ended July 2, 2006 was approximately $52,520,000. At July 2, 2006, unamortized compensation expense related to unvested options, net of forfeitures, was approximately $4,717,000. The weighted average period over which compensation expense related to these options will be recognized is 3.0 years.

A summary of stock option activity, vesting and price information is as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at October 2, 2005	12,080,655	$14.11
Granted	1,161,028	22.79
Exercised	(2,625,243)	8.22
Forfeited	(64,687)	23.17

Outstanding at July 2, 2006	10,551,753	$16.47

Vested	9,970,605	$15.91
Unvested	581,148	$26.08

The estimated fair value of stock options granted in the quarter and nine months ended July 2, 2005 was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	July 3, 2005
	Quarter Ended	Nine Months Ended
Risk free interest rate	3.8%	4.0%
Expected dividend yield	None	None
Expected life (years)	5.0	5.0
Expected volatility	86.0%	87.4%

At July 2, 2006, the intrinsic value and average remaining life were $99,234,000 and 7.8 years for outstanding options and $98,394,000 and 7.9 years for vested options.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards for the quarter and nine months ended July 3, 2005 (amounts in thousands, except earnings per share):

	July 3, 2005
	Quarter Ended	Nine months Ended
Net income, as reported	$9,751	$21,063
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,555)	(7,594)

Pro forma net income	$7,196	$13,469

Earnings per share:
Basic - as reported	$0.16	$0.34

Basic - pro forma	$0.12	$0.22

Diluted - as reported	$0.15	$0.33

Diluted - pro forma	$0.11	$0.21

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

In the fourth quarter of fiscal year 2005, we recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. The compensation charge will be adjusted in future periods as actual forfeitures are realized. In the quarter ended April 2, 2006, we recorded a credit of $1,065,000 as an adjustment to the original charge based on an revised forfeiture rate estimate.

10.	SEGMENT INFORMATION

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

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
Net Sales:
United States	$64,934	$86,971	$190,200	$234,417
Europe	9,098	11,915	25,270	28,910
Asia	1,182	1,335	2,816	3,906

Total	$75,214	$100,221	$218,286	$267,233

Commercial Air / Space	$16,675	$20,846	$45,185	$58,424
Defense	24,475	33,574	72,689	85,181
Industrial / Semicap	6,107	14,332	18,118	28,361
Medical	10,440	9,922	26,631	28,961
Mobile / Connectivity	5,716	7,817	17,245	22,347
Notebook / LCD TVs / Display	11,801	13,730	38,418	43,959

Total	$75,214	$100,221	$218,286	$267,233

			October 2, 2005	July 2, 2006
Long lived assets:
United States			$56,547	$65,062
Europe			860	1,428
Asia			959	970

Total			$58,366	$67,460

11.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

Phase II

In October 2003, we announced the consolidation of our operations in Santa Ana, California (“Santa Ana”) into operations in Garden Grove, California (“Garden Grove”) and Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $765,000 for other restructuring related expenses, primarily for environmental compliance reports, facility restoration, and relocation of equipment and reversed $54,000 in severance expense, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869
Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253
Provisions	—	765	765
Cash expenditures	(199)	(765)	(964)
Reversal of prior provision	(54)	—	(54)

Balance at July 2, 2006	$—	$—	$—

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

Phase III

In July 2005, we announced 1) the consolidation of operations in Broomfield, Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”).

There has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment charge. Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 5% of our net sales in the first nine months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $1,226,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	—	1,226	1,226
Cash expenditures	(183)	(1,226)	(1,409)

Balance at July 2, 2006	$951	$—	$951

Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first nine months of fiscal years

2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,405,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $150,000 in severance costs and $77,000 in other restructuring expenses, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505
Provisions	150	77	227
Cash expenditures	(372)	(77)	(449)

Balance at July 2, 2006	$1,183	$100	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group (“PPG”), in April 2006 (see Note 12) and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. Subsequent to the acquisition, we recorded an additional $134,000 in employee severance in accordance with FAS 146 and paid $67,000 in severance.

In the nine months ended July 2, 2006, restructuring charges of $2,298,000 included expenses related to the consolidations in Santa Ana, Broomfield, Ireland and PPG were as follows (amounts in thousands):

	Santa Ana	Broomfield	Ireland	PPG	Total
Severance expense	$(54)	$—	$150	$134	$230
Other consolidation related expenses	765	1,226	77	—	2,068

Total	$711	$1,226	$227	$134	$2,298

12.	ACQUISITION

On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation (“APT”), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on July 25, 2006 by the Amendment No. 1 to Agreement and Plan of Merger (as so amended, the “Merger Agreement”). The Merger Agreement provides for a merger of our wholly-owned subsidiary with and into APT with APT surviving the merger as a wholly owned subsidiary of Microsemi. We believe that the merger will create a more diverse semiconductor company and provide us with an expanded product portfolio of analog and mixed-signal products, including radio frequency products, as well as high reliability products to address the needs of the defense/aerospace and medical markets, which represent key factors that resulted in us recording goodwill. We completed the acquisition of APT on April 28, 2006 and results of operations of APT have been included in the accompanying financial statements since the date the acquisition. APT was renamed Microsemi Corp. – Power Products Group (“PPG”) upon the completion of the acquisition.

The total estimated purchase price is as follows (amounts in thousands):

Cash consideration to APT stockholders	$22,508
Fair value of 4,895 Microsemi shares issued to APT stockholders	114,005
Fair value of vested APT stock options assumed by Microsemi	5,952
Estimated direct transaction fees and expenses	3,756

Total consideration	$146,221

The estimated purchase price has been allocated based on the estimated fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed shortly, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$1,768
Short term investments	16,950
Accounts receivable, net	9,548
Inventories	18,144
Other current assets	1,217
Property and equipment, net	10,238
Goodwill	50,800
Other intangible assets	44,360
In-process research & development	15,300
Other assets	59
Accounts payable	(4,165)
Accrued liabilities	(3,009)
Deferred income taxes	(14,989)

$146,221

Other intangible assets and their useful lives are as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$39,080	8
Customer relationships	3,250	8
Backlog	2,030	1

	$44,360

Identification and allocation of value to the identified intangible assets was based on the provisions of Statement of Financial Accounting Standard No. 141, “Business Combinations,” (“FAS 141”). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives are based on guidance from FAS 141. The useful lives of completed technologies rights are based on the number of years in which net cash flows have been projected. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful lives of backlog are estimated based upon the fulfillment period.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Development of new technologies.

•	Acquisition of new customers.

•	Attrition of existing customers.

•	Obsolescence of technology over time.

The acquired goodwill is not deductible for tax purposes.

In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $15,300,000 preliminarily allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes which has impacted our effective tax rate for the three and nine months ended July 2, 2006.

IPR&D relates to four projects which include: 1) the development and adoption of silicon carbide (SiC) technology in the manufacture of high power switching and RF power transistors targeted for the high reliability defense and aerospace markets initially with applications in radar and military communications; 2) the development of the MOS 8 line of MOSFET products for switching applications which will improve performance and reliability and reduce manufacturing costs; 3) the development of VDMOS products for high frequency communications, MRI applications and plasma processing; and 4) S-band products operating in the 2.7-3.1 GHz range for RF applications. In the valuation of the IPR&D, the value of the IPR&D was based on the successful completion of these technologies coupled with the development of APT’s high power switching, RF transistor and other products. Completion of all IPR&D projects is expected within the first half of our fiscal year 2007. The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of the each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion.

The following pro forma data summarizes the results of operations for the periods ended July 3, 2005 and July 3, 2006 as if the merger had been completed on September 27, 2004. These unaudited pro forma data have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of the dates indicated, nor of future results of operations. These unaudited pro forma data report actual operating results, adjusted to include the pro forma effect of, among others, elimination of sales and cost of sales between APT and Microsemi, manufacturing profit in ending inventory, exclusion of non-recurring acquisition-related IPR&D charge, amortization expense of identified intangible assets, stock option compensation from converted APT options, foregone interest income and the related tax effect of these items (amounts in thousands, except per share data):

	Quarter Ended		Nine-Months
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
Net sales	$89,925	$103,910	$262,808	$308,737
Net income	$8,332	$13,531	$9,273	$39,276
Earnings per share
Basic	$0.12	$0.19	$0.14	$0.56
Diluted	$0.12	$0.19	$0.13	$0.53

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section or in the section entitled “Risk Factors” in this report, which should be read in conjunction with the section entitled “Risk Factors” in our Annual Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first nine months of fiscal years 2005 or 2006. We also serve a variety of end markets, which we generally classify as follows:

•	Defense – We offer a broad selection of products including mixed signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, and SCRs. These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•	Commercial Air / Space – Our commercial air/Space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules, analog mixed signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•	Industrial / Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•	Medical – Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and SMPS products for use in magnetic resonance imaging (MRI) systems.

•	Mobile / Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

•	Notebooks/ LCD TV/ Displays – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

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

Phase II

In October 2003, we announced the consolidation of our operations in Santa Ana, California (“Santa Ana”) into operations in Garden Grove, California (“Garden Grove”) and Scottsdale, Arizona (“Scottsdale”). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana.

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $0.8 million for other restructuring related expenses, primarily for relocation of equipment, environmental compliance reports and facility restoration in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at September 26, 2004	$3,869	$—	$3,869
Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253
Provisions	—	765	765
Cash expenditures	(199)	(765)	(964)
Reversal of prior provision	(54)	—	(54)

Balance at July 2, 2006	$—	$—	$—

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

Phase III

In July 2005, we announced 1) the consolidation of operations in Broomfield, Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”).

There has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment charge. Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 150 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 5% of our net sales in the first nine months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $1.2 million for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

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

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	—	1,226	1,226
Cash expenditures	(183)	(1,226)	(1,409)

Balance at July 2, 2006	$951	$—	$951

Ireland has approximately 70 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first nine months of fiscal years 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.4 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $0.2 million in severance costs and $0.1 million in other restructuring expenses, in accordance with FAS 146.

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

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,405	$100	$1,505
Cash expenditures	—	—	—

Balance at October 2, 2005	1,405	100	1,505
Provisions	150	77	227
Cash expenditures	(372)	(77)	(449)

Balance at July 2, 2006	$1,183	$100	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group (“PPG”), in April 2006 (see Note 12) and determined that the fair value of the restructuring liability at the time of acquisition was $0.2 million. We did not substantially modify the restructuring plan subsequent to the acquisition. Subsequent to the acquisition, we recorded an additional $0.1 million in employee severance in accordance with FAS 146 and paid $67,000 in severance.

Key Reporting Unit Metrics

In order to manage our manufacturing capacity for current requirements and anticipated future growth of our business and to assess the performance of our industry segment, we review factory utilization, headcount and overhead expenses at each of our manufacturing locations. The table below sets forth metrics at these locations:

	Wafer Fabrication Utilization		Headcount		Overhead Expense
	2005 YTD	2006 YTD	2005 YTD	2006 YTD	2005 YTD	2006 YTD
Garden Grove	70%	90%	238	250	$26,355	$28,904
Lawrence	35%	35%	356	403	$14,235	$16,111
Lowell	50%	55%	110	110	$5,094	$5,432
Scottsdale	45%	55%	324	511	$13,115	$18,214

Wafer fabrication utilization provides an indication of available capacity and is utilized to determine items such as production allocation, headcount needs and capital expenditure requirements. Wafer fabrication is a significant process in our operations and is measured based on utilization on a 7 day, 24 hour basis. Increases in utilization at our manufacturing locations from 2005 YTD to 2006 YTD reflect higher production levels to meet increasing orders and the results of the consolidation activities related to our Capacity Optimization Enhancement Program. Currently, we do not anticipate the need to increase capital expenditures beyond historical levels to accommodate growth of our business. Though our Garden Grove facility is currently at 90% utilization, we do not anticipate a need to increase the capacity due to the fact that all future high performance analog mixed signal product traditionally designed for this facility are being designed to be produced by outside foundries.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 3, 2005 COMPARED TO THE QUARTER ENDED JULY 2, 2006.

Net sales increased $25.0 million or 33% from $75.2 million for the third quarter of fiscal year 2005 (“Q3 2005”) to $100.2 million for the third quarter of fiscal year 2006 (“Q3 2006”). Sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q3 2005 and Q3 2006 is as follows (amounts in thousands):

	Q3 2005	Q3 2006
Commercial Air / Space	$16,675	$20,846
Defense	24,475	33,574
Industrial / Semicap	6,107	14,332
Medical	10,440	9,922
Mobile / Connectivity	5,716	7,817
Notebook / LCD TVs / Display	11,801	13,730

	$75,214	$100,221

Sales in the commercial air / space end market increased $4.1 million from $16.7 million in Q3 2005 to $20.8 million in Q3 2006. The increase was driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems are particularly robust with the APT acquisition contributing $2.0 million in sales to this end market. We continue to expect strong growth in this end market.

Sales in the defense end market increased $9.1 million from $24.5 million in Q3 2005 to $33.6 million in Q3 2006. This increase was driven primarily by higher defense spending. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards higher reliability components which generally have higher selling prices, strategic price positioning in certain product lines and $4.4 million in sales due to the APT acquisition. Based on a forecasted increase in the Department of Defense budget and growth in international markets for defense related products, the business in this end market should remain solid.

Sales in the industrial / semicap market increased $8.2 million from $6.1 million in Q3 2005 to $14.3 million in Q3 2006, due largely to the acquisition of APT with its switching products for semiconductor capital equipment markets. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market decreased $0.5 million, from $10.4 million in Q3 2005 to $9.9 million in Q3 2006. Sales in our MRI business are strong but were offset by a slowdown during the quarter in our implantable medical device business due to implantable cardiac defibrillator product recalls. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed in the quarter, based on our bookings, we expect the implantable medical business to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $2.1 million, from $5.7 million in Q3 2005 to $7.8 million in Q3 2006. Sales in this end market have grown in the last four quarters due to market acceptance of new power amplifier introductions. We have successfully transitioned into our fourth generation of 2.4 and 5 gigahertz power amplifiers for the 802.11a/b/g and n markets. Future applications that Microsemi’s products in this market will address are multiple-in-multiple-out and wi-max. This market had growth due to additional products addressing set top box and some telecommunication applications using switching and DC-DC products. We continue to expect growth in this market and have product offerings that will lead to design-ins for upcoming wi-max and high power wireless LAN opportunities.

Sales in the notebook computer, monitor and LCD television end market increased $1.9 million, from $11.8 million in Q3 2005 to $13.7 million in Q3 2006. This increase was due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as devices for storage applications. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Additionally, we have seen significant growth in generic lighting displays, particularly in point of sale terminals.

On July 27, 2006, we announced that for the fourth quarter of fiscal year 2006, we expect our net sales will increase between 7% and 9% sequentially. We expect that the strong demand for our products for defense/aerospace, notebooks, monitors, and LCD televisions will continue during fiscal year 2006.

Gross profit increased $9.8 million, from $33.7 million (44.8% of sales) for Q3 2005 to $43.5 million (43.4% of sales) for Q3 2006. The improvement in gross profit was favorably affected by: 1) improved factory utilization from our consolidations; 2) increased sales and 3) higher margin products and partially offset by 1) our newly acquired Microsemi Power Products Group which has had a historically lower margin than Microsemi and 2) higher transitional idle capacity and inventory abandonments. Costs of sales included $1.3 million and $4.2 million related to transitional idle capacity and inventory abandonments in Q3 2005 and Q3 2006, respectively. The $2.9 million increase between Q3 2005 and Q3 2006 was due to the different stages of restructuring activities between the two quarters. In Q3 2006, we incurred substantial transition costs related to Phase III shutdown activities from Colorado. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of certain manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location as part of our consolidations program. Manufacturing profit in inventory acquired from the APT acquisition reduced gross margins by $2.7 million.

Selling, general and administrative expenses decreased $1.5 million from $15.7 million for Q3 2005 and $14.2 million for Q3 2006. The decrease includes approximately $0.5 million of legal expenses, $0.8 million of lower expense for compliance with Section 404 of the Sarbanes-Oxley Act, $1.9 million of expenses related to employee benefits and $0.5 million of other expenses. The decrease was partially offset by the addition of approximately $2.2 million of expenses related to PPG operations from the date of acquisition.

Research and development expense, excluding a $15.3 million charge for in-process research and development (“IPR&D”) in Q3 2006, increased $2.1 million from $4.6 million in Q3 2005 and $6.7 million in Q3 2006, primarily due to additional research and development expense incurred at Microsemi Power Products Group. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $1.2 million from $0.2 million in Q3 2005 to $1.4 million in Q3 2006 from amortization expense on intangible assets acquired in the APT acquisition.

We had higher cash and cash equivalents in Q3 2006 compared to Q3 2005; consequently, we had $0.8 million higher interest income in Q3 2006 compared to Q3 2005.

The effective tax rates were 30.0% for Q3 2005 and 98.1% for Q3 2006. The increase in tax rate was primarily due to the non-deductibility of the acquisition-related $15.3 million IPR&D charge.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 3, 2005 COMPARED TO THE NINE MONTHS ENDED JULY 2, 2006.

Net sales increased $48.9 million or 22% from $218.3 million for the first nine months of fiscal year 2005 (“2005 YTD”) to $267.2 million for the first nine months of fiscal year 2006 (“2006 YTD”). Sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2005 YTD and 2006 YTD is as follows (amounts in thousands):

	2005 YTD	2006 YTD
Commercial Air / Space	$45,185	$58,424
Defense	72,689	85,181
Industrial / Semicap	18,118	28,361
Medical	26,631	28,961
Mobile Connectivity	17,245	22,347
Notebook/Monitor/LCD TVs	38,418	43,959

	$218,286	$267,233

Sales in the commercial air / space end market increased $13.2 million from $45.2 million in 2005 YTD to $58.4 million in 2006 YTD. The increase was driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems are particularly robust with the APT acquisition contributing $2.0 million in sales to this end market. We continue to expect strong growth in this end market.

Sales in the defense end market increased $12.5 million from $72.7 million in 2005 YTD to $85.2 million in 2006 YTD. The increase was driven primarily by higher defense spending. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards higher reliability components which generally have higher selling prices, strategic price positioning in certain product lines and $4.4 million in sales due to the APT acquisition. Based on a forecasted increase in the Department of Defense budget and growth in international markets for defense related products, the business in this end market should remain solid.

Sales in the industrial / semicap market increased $10.3 million from $18.1 million in 2005 YTD to $28.4 million in 2006 YTD, due largely to the acquisition of APT with its switching products for semiconductor capital equipment markets. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market increased $2.4 million, from $26.6 million in 2005 YTD to $29.0 million in 2006 YTD. Sales are up slightly driven by strength in our MRI business. The implantable medical device business has slowed the past two quarters primarily due to implantable cardiac defibrillator product recalls. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed in the period, based on our bookings, we expect the implantable medical business to strengthen in upcoming quarters.

Sales in the mobile connectivity end market increased $5.1 million, from $17.2 million in 2005 YTD to $22.3 million in 2006 YTD. Sales in this end market have grown in the last four quarters due to market acceptance of new power amplifier introductions. We have successfully transitioned into our fourth generation of 2.4 and 5 gigahertz power amplifiers for the 802.11a/b/g and n markets. Future applications that Microsemi’s products in this market will address are multiple-in-multiple-out (“MIMO”) and wi-max. This market had growth due to additional products addressing set top box and telecommunication market applications using switching and DC-DC products. We continue to expect growth in this market and have product offerings that will lead to design-ins for upcoming wi-max and high power wireless LAN opportunities.

Sales in the notebook computer, monitor and LCD television end market increased $5.6 million, from $38.4 million in 2005 YTD to $44.0 million in 2006 YTD. This increase was due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as devices for storage applications. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Additionally, we have seen significant growth in generic lighting displays, particularly in point of sale terminals.

Gross profit increased $33.7 million, from $87.5 million (40.1% of sales) for 2005 YTD to $121.2 million (45.3% of sales) for 2006 YTD. The improvement in gross profit was favorably affected by: 1) improved factory utilization; 2) increased sales and 3) higher margin products. Costs of sales included $9.0 million and $10.9 million related to transitional idle capacity and inventory abandonments in 2005 YTD and 2006 YTD, respectively. Costs incurred in 2005 YTD substantially related to Phase II while costs incurred in 2006 YTD related to Phase III consolidation activities. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of certain manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location as part of our consolidations program. Manufacturing profit in inventory acquired from the APT acquisition reduced gross margins by $2.7 million.

Selling, general and administrative expenses increased $2.1 million, from $39.4 million for 2005 YTD to $41.5 million for 2006 YTD. The increase includes approximately $2.2 million of expenses for PPG operations from the date of acquisition and $0.4 million of higher IT-related expenses. The increase was partially offset by approximately $0.5 million lower expenses related to employee benefits.

Research and development expense, excluding a $15.3 million charge for in-process research and development (“IPR&D”) in 2006 YTD, increased $2.2 million from $14.2 million in Q3 2005 and $16.4 million in Q3 2006, primarily due to additional research and development expense incurred at Microsemi Power Products Group. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $1.1 million from $0.7 million in Q3 2005 to $1.8 million in Q3 2006 from amortization expense on intangible assets acquired in the APT acquisition.

We had higher cash and cash equivalents in 2006 YTD compared to 2005 YTD; consequently, we had $2.4 million higher interest income in 2006 YTD compared to 2005 YTD.

The effective tax rates were 31.5% for 2005 YTD and 41.4% for 2006 YTD. The increase in tax rate was primarily due to the non-deductibility of the acquisition-related $15.3 million IPR&D charge.

CAPITAL RESOURCES AND LIQUIDITY

In 2006 YTD, we financed our operations with cash from operations.

Net cash provided by operating activities increased $11.4 million from $27.0 million in 2005 YTD to $38.4 million in 2006 YTD. The increase in cash flow from operating activities was primarily a result of the increase in revenue and income, partially offset by the combined effect of non-cash items included in income or expense, such as accounts receivable, inventory, other assets, accounts payable and accrued liabilities. As required by FAS 123R, $9.2 million of excess tax benefit from stock option exercises is included in financing activities with a corresponding offset amount included in operating activities.

Accounts receivable increased $14.8 million from $53.2 million at October 2, 2005 to $68.0 million at July 2, 2006. The increase in accounts receivable was due to higher sales in Q3 2006 compared with sales in the last quarter of fiscal year 2005 and accounts receivable at Power Products Group.

Inventories increased $27.1 million from $55.9 million at October 2, 2005 to $83.0 million at July 2, 2006. The increase in inventories was primarily due to a planned ramp up of production at our Broomfield, Colorado facility to cover shipments during a bridge period in which production will be transferred from our

Broomfield, Colorado facility to our Scottsdale, Arizona and Lawrence, Massachusetts facilities and inventory at Power Products Group.

Current liabilities increased $5.3 million from $42.4 million at October 2, 2005 to $47.7 million at July 2, 2006.

Net current deferred income taxes were an asset of $12.9 million at October 2, 2005 to an asset of $9.6 million at July 2, 2006. Net non-current deferred income taxes were an asset of $8.1 million at October 2, 2005 and a liability of $3.2 million at July 2, 2006. The changes in current and non-current deferred income taxes were primarily due to the increase in non-deductible acquisition-related intangible assets.

Net cash used in investing activities was $8.9 million and $12.8 million in 2005 YTD and 2006 YTD, respectively. Purchase of capital equipment was $8.9 million and $7.9 million in 2005 YTD and 2006 YTD, respectively. In 2006 YTD, we collected a $3.1 million note related to the sale of real property in Watertown, Massachusetts. Additionally, we paid $23.9 million in cash consideration and related costs, net of cash acquired, for the acquisition of APT. Subsequent to the acquisition, we sold $16.0 million in short term investments previously held by APT and invested the proceeds in cash equivalents.

Net cash provided by financing activities was $13.9 million and $29.7 million in 2005 YTD and 2006 YTD, respectively. We recorded $14.5 million and $20.7 million in 2005 YTD and 2006 YTD, respectively, from the exercise of employee stock options. As required by FAS123R, which we adopted in the first quarter of fiscal year 2006, we recorded $9.2 million for excess tax benefits from exercises of stock options in 2006 YTD, respectively.

We had $98.1 million and $153.5 million in cash and cash equivalents at October 2, 2005 and July 2, 2006, respectively.

Current ratios were 5.2 to 1 and 6.7 to 1 at October 2, 2005 and July 2, 2006, respectively.

We have a $30.0 million credit line with a bank, which expires in March 2008 and includes a facility to issue letters of credit. As of July 2, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of July 2, 2006, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Broomfield and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures expected in the current fiscal year. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of July 2, 2006, we had no material commitments for capital expenditures.

The following table summarizes our contractual payment obligations and commitments as of July 2, 2006:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,165	$292	$586	$586	$5,266	$(3,565)
Operating leases	13,939	3,918	6,070	3,951	—	—
Purchase obligations	21,535	15,731	5,583	221	—	—
Other long-term liabilities	766	108	132	132	394	—

Total	$39,405	$20,049	$12,371	$4,890	$5,660	$(3,566)

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $0.5 million and $1.1 million of compensation expense, net of tax, in the quarter and nine months ended July 2, 2006. The future effects may be higher but are currently not estimable.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Emerging Issues Task Force EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2008). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2008. At July 2, 2006, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually. Market forces recently have been tending to increase short-term interest rates, although the prime rate and the Eurodollar rate move independently of the Federal Funds Rate. The ratio of funded debt to EBITDA also would increase as amounts are borrowed under the line of credit. These factors could have the effect of potentially increasing the effective interest rate on future incremental borrowings.

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

During the first nine months of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

2.6.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006 previously filed as Exhibit 2.6.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed on April 27, 2006 and incorporated herein by reference.

10.85.10	Tenth Amendment dated as of June 1, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.85.11	Eleventh Amendment dated as of June 28, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.85.12	Twelfth Amendment dated as of July 14, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.109.1	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after March 28, 2006. Previously filed as a like-numbered exhibit to the Registrant’s Form 8-K filed on April 3, 2006 and incorporated herein by reference.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 11, 2006	By:	/s/ David R. Sonksen
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Ex. No.	Exhibit Description
2.6.1	Amendment No. 1 to Agreement and Plan of Merger dated July 25, 2006 previously filed as Exhibit 2.6.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed on July 27, 2006 and incorporated herein by reference.

10.85.10	Tenth Amendment dated as of June 1, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.85.11	Eleventh Amendment dated as of June 28, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.85.12	Twelfth Amendment dated as of July 14, 2006 to Credit Agreement dated as of April 2, 1999. Filed herewith.

10.109.1	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after March 28, 2006. Previously filed as a like-numbered exhibit to the Registrant’s Form 8-K filed on April 3, 2006 and incorporated herein by reference.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350