Form 10-K
period 2006-10-01
MICROSEMI CORP
filed 2006-12-15
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                        Accelerated Filer  ☐                        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on April 2, 2006 was approximately $1,667,967,000.

The number of outstanding shares of Common Stock on December 5, 2006 was 71,626,709.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 21, 2007. This proxy statement will be filed not later than 120 days after the close of Registrant’s fiscal year ended October 1, 2006.

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits

We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas.

We are an accelerated filer as defined in section §240.12b-2 (Rule 12b-2 promulgated under the Securities Exchange Act of 1934). We file Forms 10-Q, 10-K, 8-K and other reports to the SEC as required. The public may read and copy any materials that we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings. The address of that site is http://www.sec.gov.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all those statements that contain words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words or comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, an expectation as to a future time, future result or other future circumstance. For various reasons, actual results may differ substantially from the results that the forward-looking statements suggest. Therefore, forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include defense, commercial air / space, industrial / semicap, medical, mobile connectivity and notebooks, monitors and LCD televisions.

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

We currently serve a broad group of customers, none of our customers account for more than 10% of our net sales in fiscal year 2006.

MARKETING

We also serve a variety of end markets, which we generally classify as follows:

•	Defense – We offer a broad selection of products including mixed signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, and SCRs. These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•	Commercial Air / Space – Our commercial air / space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules, analog mixed signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•	Industrial / Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•	Medical – Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and SMPS products for use in magnetic resonance imaging (MRI) systems.

•	Mobile Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/e/g/n, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

•	Notebook / LCD TV / Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. We have direct sales offices in the vicinities of metropolitan areas including Irvine, Los Angeles, San Jose, Phoenix, Denver, Chicago, Plano (Texas), Minneapolis, Boston, Taiwan, Hong Kong, Macau, France and Ireland. Sales to foreign customers, made through our direct domestic sales force and overseas sales representatives and distributors. For fiscal year 2006, our domestic sales accounted for approximately 65% of our shipments, of which sales representatives and distributors accounted for approximately 49%. Domestic and foreign sales are classified based upon the destination of a shipment.

No one customer accounted for more than 10% of our net sales in fiscal year 2006. However, approximately 30% of our net sales are to customers whose principal sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price renegotiation at the convenience of the government. We have never experienced a material loss due to termination of a U.S Government contract, nor have we been required to renegotiate our price under a government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future. Historically, we have only been minimally impacted by contract terminations.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products are essential in maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

We spent approximately $20.0 million, $18.9 million and $25.0 million in fiscal years 2004, 2005 and 2006 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, Cold Cathode Fluorescence Light (“CCFL”) and Light Emitting Diode (“LED”) drivers, Class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

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

There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributes significantly to our fiscal year 2006 net sales.

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

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Garden Grove and Santa Clara, California; Bend, Oregon; Broomfield, Colorado; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. Each operates its own wafer processing, assembly, testing and screening departments. In addition, we have manufacturing operations in Shanghai, China and Bordeaux, France.

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

In April 2005, we announced 1) the consolidation of the high-reliability products operations of Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and completed by the end of the second quarter of our fiscal year 2007

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Colorado has approximately 100 employees and occupies a 130,000 square foot owned facility. Colorado shipped approximately 9%, 9% and 4% of our shipments in fiscal years 2004, 2005 and 2006, respectively. The consolidation of Colorado is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. Manufacturing operations in Colorado are expected to cease in the second quarter fiscal year 2007.

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland shipped approximately 2%, 2% and less than 1% of our annual shipments in each of our fiscal years 2004, 2005 and 2006, respectively. The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

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

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows. For more information, see the risk described as “The semiconductor business is highly competitive and increased competition could reduce our value” in Item 1A.

SALES TO U.S. GOVERNMENT

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government was approximately 30% of total net sales in fiscal year 2006. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

EMPLOYEES

On October 1, 2006, we employed 1,713 persons domestically and 336 persons at our overseas facilities in China, Ireland, Singapore, Hong Kong, France and Taiwan. None of our employees are represented by a labor union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law. We have experienced no work stoppages and believe our employee relations are good.

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

Any political, military, world health (e.g. Sudden Acute Respiratory Syndrome or Avian Influenza) or other issue that hinders the movement or restricts the import or export of materials or products could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption on the part of major airlines or other transportation companies could also adversely affect the ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact Microsemi’s marketing, manufacturing, financial and logistics functions, Microsemi’s consolidated results of operations and financial condition could be materially adversely affected.

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

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. We anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in recent years has been due primarily to the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and certain effects of the tragic events of terrorism on September 11, 2001. We compete in various markets with companies of various sizes, many of which are larger and have greater resources than we have, and thus may be better able to penetrate new markets or pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. We have numerous competitors. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc. and its subsidiary Siliconix Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

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

For instance, presently we are challenged to develop new products for use with various alternative wireless LAN standards, such as 802.11a, 802.11b, 802.11e, 802.11g, 802.11n and combinations thereof. Although this development has already resulted in design wins related to 802.11a, 802.11g, and 802.11n, solutions related to the other standards and the combination of all of the standards are still in development and are in constant change. The success of products using various standards is subject to rapid changes in market preferences and advancements in competing technologies.

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

We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, SiGe, SiC and InGaAsP primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain of our competitors offer this capability and our customers may purchase our competitors’ products. The third party foundries that we use may delay or fail to deliver technology and products to us. Our business and prospects could be materially and adversely affected by delay or by our failure to produce these products.

We may not be able to develop new products to satisfy changes in demand.

The competitiveness of designs that we have introduced, including integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive notebook computer, monitors and the LCD TV market, LED driver solutions and power amplifiers for certain wireless LAN components, will be subject to various risks and uncertainties. We may be unsuccessful in our efforts to identify new product opportunities and develop and bring products to market in a timely and cost-effective manner. Products or technologies developed by others may render our products or technologies obsolete or non-competitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand sales. We may not be able to accomplish these goals.

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

International operations and sales expose us to material risks and may increase the volatility of our operating results.

Revenues from foreign markets represent a significant portion of total revenues. Our net sales to foreign customers represented approximately 33% of net sales for fiscal years 2004, 2005 and 2006. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in Korea, Japan, China, Ireland, Thailand, the Philippines, France and Taiwan. Upon the completion of the merger of our indirect wholly owned subsidiary with PowerDsine Ltd., an Israeli company (“PowerDsine”), Microsemi’s subsidiaries will in addition maintain facilities and contracts with entities in Israel and India and employ salespeople based in Portugal and the United Kingdom. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages; disruption of local labor supply and/or transportation services;

•	Economic and political instability;

•	Acts of war or terrorism, or health crises, which could disrupt our manufacturing and logistical activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products may be greater in those foreign countries. We may experience material adverse effects to our financial condition, operating results and cash flows in the future.

Microsemi’s subsidiaries’ manufacturing processes are complex and specialized delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies and our ability to realize cost savings.

The Microsemi consolidated group’s manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, and one of the major causes of these problems is contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of revenues. In an additional instance which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately 1 million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of revenues. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

We have risk a risk of being reliant on complex manufacturing operations and outside manufacturing, assembly and testing performed by third-party subcontractors. Our manufacturing operations, and the outside manufacturing operations that we use increasingly, depend upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

Some of our products are manufactured, assembled and tested by third-party subcontractors. Some of these contractors are based in foreign countries. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers’ current demand for products, and these estimates are difficult to make. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have material adverse effects on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. Also these subcontractors must be qualified by the U.S. Government or customers for high-reliability processes. Historically the U.S. Government has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. Currently we utilize third-party subcontractors for approximately 30% of our assembly and packaging requirements and 13% of our wafer fabrication. We expect that these percentages may increase to as much as 35% and 20% respectively, in the subsequent fiscal year. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Although we seek to reduce our dependence on sole or limited source suppliers, disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer at least until alternate qualified subcontractors, if any, were to become available and active.

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results.

We anticipate that many of our next-generation products may be manufactured by third party subcontractors in Asia, and to the extent that such potential manufacturing relationships develop, they may be with a limited group of subcontractors. Therefore, any disruptions or terminations of manufacturing could harm our business and operating results. Also these subcontractors must be qualified by the U.S. Government or customer for high-reliability processes. Historically the Defense Supply Center Columbus (DSCC) has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

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

Some of our sales are derived from customers whose principal sales are to the United States Government. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities. If we experience significant reductions or delays in procurements of our products by the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s net sales to defense markets represented approximately 30% in fiscal years 2004, 2005 and 2006. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense related spending has occurred at a rate that has been slower than expected. The effects of defense spending increases are difficult to estimate and subject to many sources of delay. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers or other key management or technical personnel.

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

We have in the past acquired a number of businesses or companies, and additional product lines and assets. We recently acquired Advanced Power Technology, Inc. We presently intend to acquire PowerDsine. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. The market price of our common stock could be adversely affected if the effect of the merger on the Microsemi consolidated group’s financial results is dilutive or is below the market’s expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

We plan to engage in an acquisition and may engage in future acquisitions that will dilute the ownership interests of our stockholders and cause us to incur debt or to assume contingent liabilities.

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

Such actions by us could impact our operating results and/or the price of our common stock potentially. Other than the anticipated merger acquisition of PowerDsine and it thereby becoming an indirect wholly owned subsidiary of Microsemi, we have no current binding agreements or definite plans to make any particular material acquisitions.

Completion of our anticipated acquisition of PowerDsine is subject to the prior satisfaction of several conditions.

The merger of PowerDsine and our indirect wholly owned subsidiary is subject to prior approval by the PowerDsine stockholders, approval by an Israeli court and the satisfaction of several other conditions in the relevant agreements. A material adverse change in circumstances of either Microsemi or PowerDsine, or any other failure to satisfy a condition precedent, could result in either party seeking to terminate the transaction. Also, Microsemi and PowerDsine have not yet obtained all regulatory clearances, consents and approvals required to complete the merger. Any difficulties satisfying any conditions may potentially delay the merger, make the merger more costly to the parties or preclude the parties from completing the merger.

The market price of Microsemi common stock may decline as a result of our anticipated acquisition of PowerDsine.

Following the merger of Microsemi’s indirect wholly owned subsidiary with PowerDsine, the market price of Microsemi common stock may decline as a result of the merger for a number of reasons, including if:

•	The effect of the merger on the Microsemi consolidated group’s financial results is dilutive;

•	The effect of the merger on the Microsemi consolidated group’s financial results is not consistent with the expectations of financial analysts; or

•	Significant stockholders of Microsemi and PowerDsine decide to dispose of their shares of Microsemi common stock following completion of the merger.

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

In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Bloomfield, Colorado into some of our other facilities and the closure of the manufacturing operations of Microsemi Corp. – Ireland of Ennis, Ireland. Colorado represented approximately 4% of our annual revenues in fiscal year 2006, has approximately 100 employees and occupies a 130,000 square foot owned facility. Ireland represented less than 1% of our annual revenues, has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility.

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

We have major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. governmental agencies or the customers. While we plan generally to retain all of our revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

Our products may be found to be defective or hazardous and we may not have sufficient liability insurance.

There is at any time a risk that our products may be found to be defective or to contain, without the customer’s knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, and also perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have material and adverse effects on our business, financial condition and results of operations. Our aerospace (including aircraft), defense, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistakes can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform in turn our customers about each of our finished goods’ relevant chemical contents. Mistakes in this information gathering process could have material adverse effects on us, and the management and execution of this process is very challenging.

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

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes or in our finished goods. Under new environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations, old or new could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from, or within or through any such property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us jointly with third parties under environmental laws and regulations.

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

We are involved in various pending litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to employment matters, commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition more difficult by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

•	The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in the exercisability of the Right accompanying each share of Common Stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquirer because each Right under some circumstances entitles the holder upon exercise to receive securities or assets valued at $200 and under other circumstances entitles the holder to ten (10) times the amount of any dividends or distributions on the common stock;

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, without board approval until three years after that party became a 15%-or-greater stockholder; and

•	The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in the Common Stock.

In connection with our Shareholder Rights Plan, each share of Common Stock, par value $0.20, also entitles the holder to one redeemable and cancellable Right (not presently exercisable), as adjusted from time to time, to a given fraction of a share of Series A Junior Participating Preferred Stock, at a given exercise price, as adjusted from time to time under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make it more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in the Common Stock.

We may have increasing difficulty to attract and to continue retaining qualified outside Board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. Concurrently, the SEC and the NASDAQ Stock Market have imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it has become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between October 3, 2005 and October 1, 2006, the closing sale price of our common stock ranged between a low of $18.85 and a high of $31.48, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Our headquarters are located in a rented building complex in Irvine, California. This complex contains general office and engineering space. We own office, engineering and production facilities in Garden Grove, California; Broomfield, Colorado; Montgomeryville, Pennsylvania and Ennis, Ireland and lease office, engineering and/or production facilities in Los Angeles, San Jose, and Santa Clara, California; Scottsdale, Arizona; Boulder, Colorado; Lawrence and Lowell, Massachusetts; Bend, Oregon, Taiwan, Hong Kong, Macau and France. We also own a facility in Santa Ana, California which we have classified as property held for sale. We expect this facility to be sold in the second fiscal quarter of 2007.

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

(a) Market Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low closing prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended October 2, 2005	HIGH	LOW
1st Quarter	$18.76	$13.56
2nd Quarter	17.37	14.66
3rd Quarter	20.85	14.88
4th Quarter	25.54	19.39

Fiscal Year ended October 1, 2006	HIGH	LOW
1st Quarter	$28.81	$22.45
2nd Quarter	31.48	27.40
3rd Quarter	29.11	22.43
4th Quarter	28.69	18.85

Possible Volatility of Stock Prices

The market prices of securities issued by technology companies, including ours, have been and will be volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often not necessarily been related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, events involving war or terrorism, and other events or factors may have a significant impact (positive or negative) on the market price of our Common Stock.

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of October 1, 2006)
Common Stock, $0.20 Par Value	415	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

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

Recent Sales of Unregistered Securities

Inapplicable.

Item 6.	Selected Consolidated Financial Data

	For the five fiscal years in the period ended October 1, 2006 (Amounts in 000’s, except per share data)
	2002	2003	2004	2005	2006
Selected Income Statement Data:
Net sales	$212,640	$197,371	$244,805	$297,440	$370,477
Gross profit	$65,859	$60,541	$77,539	$125,692	$164,801
Operating expenses	$72,354	$55,775	$69,080	$84,410	$106,991
Income (loss) before cumulative effect of a change in accounting principle	$(4,709)	$3,183	$5,636	$29,223	$35,665
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	(14,655)	—	—	—

Net income (loss)	$(4,709)	$(11,472)	$5,636	$29,223	$35,665

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$(0.08)	$0.05	$0.10	$0.47	$0.52
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	(0.25)	—	—	—

Net income (loss)	$(0.08)	$(0.20)	$0.10	$0.47	$0.52

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$(0.08)	$0.05	$0.09	$0.45	$0.50
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	(0.25)	—	—	—

Net income (loss)	$(0.08)	$(0.20)	$0.09	$0.45	$0.50

Weighted-average shares outstanding
Basic	57,352	57,906	59,168	61,639	68,887
Diluted	57,352	59,018	61,987	65,233	71,816

Selected Balance Sheet Data:
Working capital	$84,047	$87,157	$108,457	$179,943	$294,035
Total assets	$216,768	$205,643	$232,998	$300,581	$509,990
Long-term liabilities	$4,356	$4,569	$4,217	$3,617	$4,875
Stockholders’ equity	$178,446	$169,860	$184,877	$254,586	$453,127

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

(a)	The change in account principle related to a goodwill impairment of $14.7 million which was recorded as a transition charge upon our adoption of SFAS No. 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include defense, commercial air / space, industrial / Semicap, medical, mobile connectivity and notebooks, monitors and LCD televisions.

We currently serve a broad group of customers. No one customer accounted for more than 10% of our net sales in fiscal year 2006. However, approximately 30% of our net sales are to customers whose material sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price renegotiation at the convenience of the government. We also serve a variety of end markets, which we generally classify as follows:

•	Defense – We offer a broad selection of products including mixed signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, and SCRs. These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•	Commercial Air / Space – Our commercial air/Space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules, analog mixed signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•	Industrial / Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•	Medical – Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and SMPS products for use in magnetic resonance imaging (MRI) systems.

•	Mobile Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/e/g/n, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

•	Notebook / LCD TV / Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

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

Key Reporting Unit Metrics

In order to manage our manufacturing capacity for current requirements and anticipated future growth of our business and to assess the performance of our industry operations, we review factory utilization, headcount and overhead expenses at each of our significant manufacturing locations. The table below sets forth metrics at these locations:

	Wafer Fabrication Utilization		Headcount		Overhead Expense
	2005	2006	2005	2006	2005	2006
Garden Grove	72%	80%	238	257	$35,719	$39,602
Lawrence	35%	35%	359	406	$19,055	$21,964
Lowell	51%	57%	110	111	$6,874	$6,814
Scottsdale	55%	60%	377	568	$18,616	$25,320

Wafer fabrication utilization provides an indication of available capacity and is utilized to determine items such as production allocation, headcount needs and capital expenditure requirements. Wafer fabrication is a significant process in our operations and is measured based on utilization on a 7 day, 24 hour basis. Increases in utilization at our manufacturing locations from 2005 to 2006 reflect higher production levels to meet increasing orders and the results of the consolidation activities related to our Capacity Optimization Enhancement Program. Currently, we do not anticipate the need to increase capital expenditures beyond historical levels to accommodate growth of our business. Though year to date utilization at our Garden Grove facility is at 80% utilization, we do not anticipate a need to increase the capacity due to the fact that all future high performance analog mixed signal product traditionally designed for this facility are being designed to be produced by outside foundries.

Headcount is used to measure our ability to meet current demand and anticipated growth as well as assimilating new acquisitions. It is also used to forecast manufacturing spending. Increases in headcount at our Scottsdale and Lawrence facilities reflect higher personnel requirements following the relocations of product lines of closed facilities to these locations.

Overhead expenses have a material impact on our operating profits. It is also significantly impacted by our decisions made in response to the review of the other factors above. Operating expense is reviewed to assure that we achieve anticipated savings or do not exceed our expected expenditures. It also affects our management of available cash for operating activities. The increases in overhead expense from 2005 to 2006 at these facilities reflect the additional cost from the consolidation of Santa Ana, increased sales and to a lesser extent, costs from initial consolidation activities from Colorado.

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

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $0.5 million for other restructuring related expenses, primarily for environmental compliance reports, facility restoration, and relocation of equipment and reversed $0.1 million in severance expense, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869

Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

Provisions	—	450	450
Cash expenditures	(199)	(450)	(649)
Reversal of prior provision	(54)	—	(54)

Balance at October 1, 2006	$—	$—	$—

We own a substantial portion of the plant and real estate at our facility in Santa Ana, California. At October 1, 2006, the net book value of the plant and real estate was $4.5 million which is accounted for in assets held for disposition. We expect to sell the owned property in the second fiscal quarter of 2007 at a price which is expected to exceed book value.

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

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000s):

	Employee Severance	Other Related Costs	Total
Provisions	$739	$518	$1,257
Cash expenditures	(278)	(518)	(796)

Balance at September 26, 2004	461	—	461

Provisions	15	100	115
Reduction of benefits	(104)	—	(104)
Cash expenditures	(372)	(100)	(472)

Balance at October 2, 2005	$—	$—	$—

In the first quarter of fiscal year 2005, we recorded $0.3 million severance for 22 employees of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”), including 1 management position, in accordance with FAS 112. This severance amount was paid by the end of the third quarter of fiscal year 2005.

Phase III—Fiscal year 2005 restructuring

In April 2005, we announced 1) the consolidation of the high-reliability products operations of Broomfield into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). Costs related to Phase III of our consolidation program are expected to range from $9.0 million to $12.0 million and be completed by the end of the second quarter of our fiscal year 2007.

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

Costs associated with the consolidation of Colorado are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9%, 9% and 4% of our net sales in fiscal years 2004, 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1.1 million in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $32,000 in severance expense and $1.3 million for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The consolidation of Colorado is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134

Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	$880	$—	$880

Costs associated with the closure of the manufacturing operations in Ireland are estimated to range from $3.0 million to $4.0 million, excluding any gain or loss from future dispositions of the plant and property. Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2%, 2% and less than 1% of our net sales in fiscal years 2004, 2005 and 2006, respectively. In the fiscal year 2005, we recorded estimated severance payments of $1.5 million, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $0.3 million in severance expense and $0.1 million in other restructuring expenses, in accordance with FAS 146.

The closure of the manufacturing operations in Ireland is expected to result, subsequent to its completion, in annual cost savings of $1.0 million to $3.0 million from the elimination of redundant facilities and related expenses and employee reductions.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,505	$—	$1,505

Balance at October 2, 2005	1,505	—	1,505

Provisions	270	77	347
Cash expenditures	(295)	(77)	(372)

Balance at October 1, 2006	$1,480	$—	$1,480

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group (“PPG”), in April 2006 (see Note 14) and determined that the fair value of the restructuring liability at the time of acquisition was $0.2 million. We did not substantially modify the restructuring plan subsequent to the acquisition. Subsequent to the acquisition, we recorded $0.3 million in severance expense in accordance with FAS 146 and paid $0.2 million in severance.

In fiscal year 2006, restructuring charges of $2.4 million included expenses related to the consolidations in Santa Ana, Broomfield, Ireland and PPG were as follows (amounts in 000’s):

	Santa Ana	Broomfield	Ireland	PPG	Total
Severance expense	$(54)	$32	$270	$324	$572
Other consolidation related expenses	450	1,345	77	—	1,872

Total	$396	$1,377	$347	$324	$2,444

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

The total estimated purchase price is as follows (amounts in 000’s):

Cash consideration to APT stockholders	$22,508
Fair value of 4,895 Microsemi shares issued to APT stockholders	114,005
Fair value of vested APT stock options assumed by Microsemi	5,952
Estimated direct transaction fees and expenses	3,792

Total consideration	$146,257

The purchase price has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in 000’s):

Cash and cash equivalents	$1,768
Short term investments	16,950
Accounts receivable, net	9,548
Inventories	18,144
Other current assets	1,217
Property and equipment, net	10,238
Goodwill	48,288
Other intangible assets	44,360
In-process research & development	15,300
Other assets	59
Accounts payable	(4,167)
Accrued liabilities	(3,009)
Deferred income taxes	(12,439)

$146,257

Other intangible assets and their useful lives are as follows (amounts in 000’s):

	Asset Amount	Useful Life (Years)
Completed technology	$39,080	8
Customer relationships	3,250	8
Backlog	2,030	1

	$44,360

Manufacturing profit in acquired inventory in the amount of $4.1 million resulted from purchase-accounting adjustments to increase the value of inventory acquired in the APT transaction to its fair value. This amount is included in $18.1 million allocated to inventory. By October 1, 2006, acquired inventory was sold and as such the manufacturing profit in acquired inventory was eliminated. This resulted in an increase to cost of goods sold of $4.1 million and a corresponding decrease to gross profit.

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

In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $15,300,000 allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes.

IPR&D relates to four projects which include: 1) the development and adoption of silicon carbide (SiC) technology in the manufacture of high power switching and RF power transistors targeted for the high reliability defense and aerospace markets initially with applications in radar and military communications; 2) the development of the MOS 8 line of MOSFET products for switching applications which will improve performance and reliability and reduce manufacturing costs; 3) the development of VDMOS products for high frequency communications, MRI applications and plasma processing; and 4) S-band products operating in the 2.7-3.1 GHz range for RF applications. In the valuation of the IPR&D, the value of the IPR&D was based on the successful completion of these technologies coupled with the development of APT’s high power switching, RF transistor and other products. Completion of all IPR&D projects is expected within the first half of our fiscal year 2007. The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion.

Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, APT’s management provided a revenue forecasts for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 18.1%, 5% higher than the APT’s cost of capital.

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

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience and specifically identified accounts. We review our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Actual bad debt has been within our expectations and the provisions established and have been consistent with experience of prior years; however, any unexpected significant adverse financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

Long-lived assets

We assess the impairment of property, plant and equipment and amortizable intangible assets at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use.

At October 1, 2006, intangible assets, net include approximately $39.5 million of completed technology, $4.5 million related to customer relationships and $1.2 million related to acquired backlog.

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

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2006 and determined that no impairment existed.

Accounting for income taxes

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. Additional information regarding income taxes is included in Note 7 of the Consolidated Financial Statements.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. We did not repatriate income from abroad because it would not have resulted in significant benefits. We realized approximately $410,000 of benefit for domestic manufacturing activities in fiscal year 2006.

Stock-based compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“FAS 123R”) to account for stock-based compensation on modified prospective transition method. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

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

In the fourth quarter of 2005, we recorded a $5.5 million non-cash compensation charge as a result of the accelerated vesting related to the excess of the fair market value of the Company’s common stock over the option exercise price on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company.

Results of Operations for the Fiscal Year 2005 Compared to the Fiscal Year 2006

Net sales increased $73.1 million or 25% from $297.4 million for fiscal year 2005 (“2005”) to $370.5 million for fiscal year 2006 (“2006”). Sales by end markets, including sales through distributors, are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2005 and 2006 is as follows (amounts in thousands):

	2005	2006
Commercial Air / Space	$55,621	$82,579
Defense	101,129	117,738
Industrial / Semicap	20,821	39,011
Medical	35,693	39,752
Mobile Connectivity	26,770	34,195
Notebook / LCD TV / Display	57,406	57,202

	$297,440	$370,477

Sales in the commercial air / space end market increased $27.0 million from $55.6 million in 2005 to $82.6 million in 2006. The increase was driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems were particularly robust. The APT acquisition contributed $4.6 million to our growth in this end market. We continue to expect strong growth in this end market.

Sales in the defense end market increased $16.6 million from $101.1 million in 2005 to $117.7 million in 2006. The APT acquisition contributed $10.0 million to our growth in this end market, especially in airborne radar and avionics applications. This increase was also driven by higher defense spending. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards higher reliability components which generally have higher selling prices, strategic price positioning in certain product lines. Based on a forecasted increase in the Department of Defense budget and growth in international markets for defense related products, the business in this end market should remain solid.

Sales in the industrial / semicap market increased $18.2 million from $20.8 million in 2005 to $39.0 million in 2006, due largely to the acquisition of APT with its switching products for semiconductor capital equipment markets. The APT acquisition contributed $14.9 million to our growth in this end market. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market increased $4.1 million, from $35.7 million in 2005 to $39.8 million in 2006. Sales are up slightly driven by strength in our MRI business. While the implantable medical device business has slowed the past year primarily due to implantable cardiac defibrillator product recalls, increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed in the period, based on our bookings, we expect the implantable medical business to strengthen in upcoming quarters.

Sales in the mobile connectivity end market increased $7.4 million, from $26.8 million in 2005 to $34.2 million in 2006. Sales in this end market have been growing consistently due to market acceptance of new power amplifier introductions. We have successfully transitioned into our fourth generation of 2.4 and 5 gigahertz power amplifiers for the 802.11a/b/g and n markets. Future applications that Microsemi’s products in this market will address are multiple-in-multiple-out (“MIMO”) and wi-max. This market had growth due to additional products addressing set top box and telecommunication market applications using switching and DC-DC products. We continue to expect growth in this market and have product offerings that will lead to design-ins for upcoming wi-max and high power wireless LAN opportunities.

Sales in the notebook, LCD television and displays end market decreased $0.2 million, from $57.4 million in 2005 to $57.2 million in 2006. We have seen decreases due to our decision to exit certain lower margin business, primarily related to automotive displays. In contrast, we have seen increases due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as devices for storage applications. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Additionally, we have seen significant growth in generic lighting displays, particularly in point of sale terminals. Offsetting this growth is our decision to exit certain lower margin business, primarily related to automotive displays.

On November 16, 2006, we announced that for the first quarter of fiscal year 2007, we expect our net sales will be within a range of 2% up or down as compared to the fourth quarter of fiscal year 2006.

Costs of sales included $9.6 million and $17.8 million related to transitional idle capacity and inventory abandonments in 2005 and 2006, respectively. The $8.2 million increase between 2005 and 2006 was due to the different stages of restructuring activities between the two years. In 2006, we incurred substantial transition costs related to Phase III shutdown activities from Colorado. Transitional idle capacity and inventory abandonments resulted from our restructuring activities which involved the closure and consolidation of certain manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed. Inventory abandonments relate to identification and disposal of inventory that will not be utilized after a product line is transferred to a new manufacturing location as part of our consolidations program. Manufacturing profit in acquired inventory in the amount of $4.1 million resulted from purchase-accounting adjustments to increase the value of inventory acquired in the APT transaction to its fair value. By October 1, 2006, acquired inventory was sold and as such the manufacturing profit in acquired inventory was eliminated. This resulted in an increase to cost of goods sold of $4.1 million.

Gross profit increased $39.1 million, from $125.7 million (42.3% of sales) for 2005 to $164.8 million (44.5% of sales) for 2006. The improvement in gross profit in 2006 was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from Phase I and Phase II of our Capacity Optimization Enhancement Program; and 4) increased revenues. Higher gross profit margins were slightly offset by the APT acquisition its historical margins have been lower than our overall margin. In addition, manufacturing profit in inventory acquired from the APT acquisition reduced 2006 gross profit by $4.1 million.

Selling, general and administrative expenses increased $0.6 million, from $59.8 million for 2005 to $60.4 million for the 2006. Higher commissions and other selling expenses associated with higher sales in 2006 and the addition of APT were offset by a $5.5 million non-recurring charge for acceleration of stock options in 2005.

Amortization of other intangible assets was $0.9 million and $3.9 million for 2005 and 2006, respectively. This increase was due to amortization related to the APT acquisition.

Research and development increased $6.1 million, from $18.9 million in 2005 to $25.0 million in 2006. The increase was primarily due to higher product development spending at existing Microsemi businesses, as well as, the inclusion of APT.

In fiscal year 2006, restructuring charges of $2.4 million included expenses related to the consolidations in Santa Ana, Broomfield, Ireland and PPG were as follows (amounts in 000’s):

	Santa Ana	Broomfield	Ireland	PPG	Total
Severance expense	$(54)	$32	$270	$324	$572
Other consolidation related expenses	450	1,345	77	—	1,872

Total	$396	$1,377	$347	$324	$2,444

We had higher short term investment balances in 2006 compared to 2005; consequently, interest income increased $3.1 million, from $1.8 million in 2005 to $4.9 million in 2006.

The effective tax rates were 31.8% and 43.0% for 2005 and 2006, respectively. The increase in the effective tax rate was primarily attributable to non-deductible charges related to the APT acquisition. The non-deductible in-process research and development charge of $15.3 million related to the APT acquisition had an 8.6 percentage point impact to our effective tax rate while the expiration of the research and development tax credit had an additional 0.9 percentage point impact. We also had increased taxable income in higher tax rate jurisdictions.

Capital Resources and Liquidity

In 2006, we financed our operations with cash from operations.

Net cash provided by operating activities was $19.5 million, $45.4 million and $50.4 million for fiscal years 2004, 2005 and 2006, respectively.

Net cash provided by operating activities between 2005 and 2006 was primarily impacted by the increase in revenue and income, partially offset by the combined effect of recurring non-cash items included in income or expense, such as accounts receivable, inventory, other assets, accounts payable and accrued liabilities. In addition, operating results were impacted by acquisition-related non-cash items of $15.3 million for in process research and development and $4.1 million for the write-down of manufacturing profit in acquired inventory. In 2005, $15.2 million of tax benefit from stock option exercises is included in operating activities versus $9.8 million which is included in financing activities in 2006 due to our adoption of FAS 123R.

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

Accounts receivable increased $17.1 million from $53.2 million at October 2, 2005 to $70.3 million at October 1, 2006. The increase in accounts receivable was primarily due the impact from the acquisition of Advanced Power Technology, Inc. (“APT”), as well as, to higher sales in the last quarter of 2006 compared with sales in the last quarter of 2005. The Days Sales Outstanding (“DSO”) was 60 days and 62 days at October 2, 2005 and October 1, 2006, respectively.

Inventory increased $32.7 million, from $55.9 million at October 2, 2005 to $88.6 million at October 1, 2006, of which, approximately $13.2 million related to the acquisition of APT. The remaining increase was due to higher inventory levels to support higher anticipated net sales and a decision to move to a stocking position on certain high reliability parts.

At October 1, 2006 we had $52.0 million of current liabilities, an increase of $9.6 million from $42.4 million at October 2, 2005. The increase was due to the impact from the acquisition of APT, increases in accounts payable related to higher inventory levels, accrued liabilities and higher income taxes payable due to higher income in 2006 versus 2005.

Net cash used in investing activities was $9.8 million, $11.4 million and $18.6 million in 2004, 2005 and 2006, respectively. We utilized $24.0 million, net of cash acquired, in the APT acquisition. In addition, we sold $17.0 million in marketable securities acquired in the APT acquisition and invested the proceeds in cash or cash equivalents. Capital expenditures were $13.9 million in 2006 versus $11.5 million in 2005 and $10.4 million in 2004.

Net cash provided by financing activities was $6.0 million, $19.0 million and $35.4 million in 2004, 2005 and 2006, respectively. We received $6.1 million, $19.8 million and $25.7 million from exercises of employee stock options in 2004, 2005 and 2006, respectively. As required by FAS 123R, $9.8 million of excess tax benefit from stock option exercises is included in financing activities in 2006.

We had $98.1 million and $165.4 million in cash and cash equivalents at October 2, 2005 and October 1, 2006, respectively.

Current ratios were 5.2 to 1 and 6.7 to 1 at October 2, 2005 and October 1, 2006, respectively.

We have a $30.0 million credit line with a bank, expiring in March 2008, which includes a facility to issue letters of credit. As of October 1, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $29.6 million was available under this credit facility.

As of October 1, 2006, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Colorado and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of October 1, 2006, we had no material commitments for capital expenditures.

Any proceeds from sales of Company-owned buildings in Santa Ana, California; Ennis, Ireland; Montgomeryville, Pennsylvania; and Broomfield, Colorado will enhance our cash position; however, we believe we can meet our cash requirements without the receipt of such proceeds.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is a wholly owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into PowerDsine. Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, shareholders of PowerDsine will receive $8.25 in cash, plus 0.1498 of a share of Microsemi common stock, for each PowerDsine ordinary share. As of November 17, 2006, PowerDsine had outstanding, approximately 20.4 million ordinary shares and stock options to purchase an aggregate of approximately 3.3 million ordinary shares. At the effective time of the merger, all shares of PowerDsine’s common stock will convert into an aggregate of approximately 3.1 million shares of Microsemi’s common stock and we will also pay approximately $168.3 million in cash to PowerDsine shareholders. The merger is expected to close in the second quarter of our fiscal year 2007. We intend to finance this transaction with cash on hand and through a credit line, the terms of which we are currently negotiating. The transaction is intended to be effected as an arrangement between PowerDsine and its shareholders under the Israeli Companies Law and will be subject to Israeli court approval, as well as, subject to other regulatory approvals, the approval of PowerDsine’s shareholders and other closing conditions.

The following table summarizes our contractual payment obligations and commitments as of October 1, 2006:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years	Imputed Interest
Capital leases	$3,224	$304	$611	$612	$5,290	$(3,593)
Operating leases	13,307	4,084	6,019	3,204	—	—
Purchase obligations	25,826	20,365	4,908	442	111	—
Other long-term liabilities	753	108	132	122	391	—

Total	$43,110	$24,861	$11,670	$4,380	$5,792	$(3,593)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

Results of Operations for the Fiscal Year 2004 Compared to the Fiscal Year 2005

Net sales increased $52.6 million or 21% from $244.8 million for fiscal year 2004 (“2004”) to $297.4 million for fiscal year 2005 (“2005”). Sales by end markets, including sales through distributors, are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2004 and 2005 is as follows (amounts in thousands):

	2004	2005
Commercial Air / Space	$31,433	$55,621
Defense	79,806	101,129
Industrial / Semicap	21,200	20,821
Medical	24,970	35,693
Mobile Connectivity	31,776	26,770
Notebook / LCD TV / Display	55,620	57,406

	$244,805	$297,440

Sales in the commercial air / space end market increased $24.2 million from $31.4 million in 2004 to $55.6 million in 2005. The increase was driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers, as well as, demand for commercial satellites and radar systems.

Sales in the defense end market increased $21.3 million from $79.8 million in 2004 to $101.1 million in 2005. This increase was driven primarily by higher defense spending. Other factors contributing to the increase in revenues are favorable contract negotiations, product mix shift towards higher reliability components which generally have higher selling prices, strategic price positioning in certain product lines.

Sales in the industrial / semicap market decreased $0.4 million from $21.2 million in 2004 to $20.8 million in 2005. Prior to the APT acquisition, this end market consisted primarily of products for use primarily in industrial equipment. While demand in this end market was solid, sales decreased primarily due to our exiting from lower margin product lines.

Sales in the medical end market increased $10.7 million, from $25.0 million in 2004 to $35.7 million in 2005. While sales were impacted by implantable cardiac defibrillator product recalls, increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device.

Sales in the mobile connectivity end market decreased $5.0 million, from $31.8 million in 2004 to $26.8 million in 2005. Sales in this end market declined overall after exceptionally strong sales in 2004, especially of 802.11n products. However, market-driven delays due to slower than anticipated acceptance of this new standard resulted in lower sales in 2005.

Sales in the notebook, LCD television and displays end market increased $1.8 million, from $55.6 million in 2004 to $57.4 million in 2005. This increase was due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as devices for storage applications. We have noted that the LCD television market continues to gain momentum in the 21” and greater display size where our products are strongly positioned. Additionally, we have seen significant growth in generic lighting displays, particularly in point of sale terminals.

Costs of sales included $13.1 million and $9.6 million related to transitional idle capacity and inventory abandonments in 2004 and 2005, respectively. The $3.5 million decrease between 2004 and 2005 was due to the different stages of restructuring activities between the two years. In 2004, we incurred substantial transition costs related to Phase I and Phase II shutdown activities at Santa Ana and Watertown while in 2005, we had yet to incur substantial expenses related to Phase III shutdown activities.

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $1.2 million of compensation expense, net of tax, in 2006. The future effects will be higher but are currently not estimable.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges that began in the fourth quarter of our fiscal year 2005. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

FASB Staff Position No. FAS 109-1 and FASB Staff Position No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. We did not repatriate income from abroad because it would not have resulted in significant benefits. We realized approximately $410,000 of benefit for domestic manufacturing activities in fiscal year 2006.

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

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective in the first fiscal year ending after November 15, 2006 (our fiscal year 2007). We are currently assessing the impact, if any, of the adoption of SAB No. 108.

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

We currently have a $30,000,000 revolving line of credit, which expires in March 2008. At October 1, 2006, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For instance, if we were to borrow presently the entire $30,000,000 from this credit line, a one-percent increase in the interest rate would result in an additional $300,000 of pre-tax interest expense annually.

Item 8.	Financial Statements and Supplementary Data

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets at October 2, 2005 and October 1, 2006	49

	Consolidated Income Statements for each of the three fiscal years in the period ended October 1, 2006	50

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 1, 2006	51

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 1, 2006	52

	Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedule

	Schedule for the fiscal years ended September 26, 2004 October 2, 2005 and October 1, 2006.

	II—Valuation and Qualifying Accounts	78

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

of Microsemi Corporation:

We have completed integrated audits of Microsemi Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 1, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 1, 2006 and October 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in its fiscal year ended October 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report to Stockholders on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 1, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting appearing under Item 9A, management has excluded Microsemi Power Products Group, formerly Advanced Power Technology, Inc., from its assessment of internal control over financial reporting as of October 1, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Microsemi Power Products Group from our audit of internal control over financial reporting. Advanced Power Technology, Inc is a wholly-owned subsidiary whose total assets represent 9% and total revenues represent 10% of the related consolidated financial statement amounts as of and for the year ended October 1, 2006.

PricewaterhouseCoopers LLP

Orange County, CA

December 15, 2006

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in 000’s, except per share data)

	October 2, 2005	October 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$98,149	$165,415
Accounts receivable, net of allowance for doubtful accounts, $727 at October 2, 2005 and $1,150 at October 1, 2006	53,233	70,260
Inventories	55,917	88,643
Deferred income taxes	12,921	13,482
Other current assets, including assets held for disposition	2,101	8,223

Total current assets	222,321	346,023
Property and equipment, net	58,366	65,018
Deferred income taxes	8,074	—
Goodwill	3,258	51,546
Intangible assets, net	4,493	45,253
Other assets	4,069	2,150

Total Assets	$300,581	$509,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$121	$—
Current maturity of long-term liabilities	520	400
Accounts payable	15,322	20,533
Accrued liabilities	22,434	25,874
Income taxes payable	3,981	5,181

Total current liabilities	42,378	51,988

Deferred income taxes	—	1,298

Long-term liabilities	3,617	3,577

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 63,504 and 71,572 at October 2, 2005 and October 1, 2006, respectively	12,702	14,316
Capital in excess of par value of common stock	163,134	324,298
Retained earnings	78,774	114,439
Accumulated other comprehensive income (loss)	(24)	74

Total stockholders’ equity	254,586	453,127

Total Liabilities and Stockholders’ Equity	$300,581	$509,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended October 1, 2006

(amounts in 000’s, except earnings per share)

	2004	2005	2006
Net sales	$244,805	$297,440	$370,477
Cost of sales	167,266	171,748	205,676

Gross profit	77,539	125,692	164,801

Operating expenses:
Selling and general and administrative	38,881	54,362	60,354
Charge for acceleration of stock options	—	5,463	—
In-process research & development	—	—	15,300
Amortization of intangible assets	1,211	919	3,850
Research and development costs	20,010	18,937	25,030
Restructuring charges	6,855	3,632	2,444
Asset impairments	2,506	—	—
(Gain) loss on dispositions of operating assets, net	(383)	1,097	13

Total operating expenses	69,080	84,410	106,991

Operating income	8,459	41,282	57,810

Other income (expenses):
Interest expense	(266)	(199)	(162)
Interest income	575	1,756	4,922
Other, net	(496)	7	7

Total other income (expenses)	(187)	1,564	4,767

Income before income taxes	8,272	42,846	62,577
Provision for income taxes	2,636	13,623	26,912

Net income	$5,636	$29,223	$35,665

Earnings per share:
Basic	$0.10	$0.47	$0.52

Diluted	$0.09	$0.45	$0.50

Weighted-average common shares outstanding:
Basic	59,168	61,639	68,887

Diluted	61,987	65,233	71,816

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended October 1, 2006

(amounts in 000’s)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 28, 2003	58,201	$11,641	$114,314	$43,915	$(10)	$169,860

Proceeds from exercise of stock options	1,674	334	6,291	—	—	6,625
Shares exchanged for options exercised	(45)	(9)	(530)	—	—	(539)
Tax benefit – stock options	—	—	3,304	—	—	3,304
Comprehensive income (loss)	—	—	—	5,636	(9)	5,627

Balance at September 26, 2004	59,830	11,966	123,379	49,551	(19)	184,877

Proceeds from exercise of stock options	3,857	773	22,062	—	—	22,835
Shares exchanged for options exercised	(183)	(37)	(3,002)	—	—	(3,039)
Tax benefit – stock options	—	—	15,232	—	—	15,232
Acceleration of stock options	—	—	5,463	—	—	5,463
Comprehensive income (loss)	—	—	—	29,223	(5)	29,218

Balance at October 2, 2005	63,504	12,702	163,134	78,774	(24)	254,586

Proceeds from exercise of stock options	3,204	641	25,977	—	—	26,618
Shares exchanged for options exercised	(31)	(6)	(872)	—	—	(878)
Issuance of stock related to an acquisition	4,895	979	118,978	—	—	119,957
Tax benefit – stock options	—	—	15,507	—	—	15,507
Stock-based compensation	—	—	1,574	—	—	1,574
Comprehensive income	—	—	—	35,665	98	35,763

Balance at October 1, 2006	71,572	$14,316	$324,298	$114,439	$74	$453,127

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended October 1, 2006

(amounts in 000’s)

	2004	2005	2006
Cash flows from operating activities:
Net income	$5,636	$29,223	$35,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,171	12,037	16,527
Provision for doubtful accounts	360	(278)	370
(Gain) loss on disposition of assets	(383)	1,097	—
Donation of fixed assets	539	—	—
Impairments of assets	2,506	—	—
In process research and development	—	—	15,300
Manufacturing profit in acquired inventory	—	—	4,115
Deferred income taxes	(1,861)	(3,733)	(2,991)
Charge for acceleration of stock options	—	5,463	—
Tax benefits – stock options	3,304	15,232	—
Charge for stock options	—	—	1,574
Change in assets and liabilities (net of acquisition):
Accounts receivable	(13,713)	(10,736)	(7,849)
Inventories	(876)	(1,362)	(18,697)
Other current assets	(745)	(122)	(420)
Other assets	176	(169)	(13)
Accounts payable	5,094	(1,690)	923
Accrued liabilities	7,433	811	(13)
Income taxes payable	150	(334)	5,948
Other long-tem liabilities	(285)	—	—

Net cash provided by operating activities	19,506	45,439	50,439

Cash flows from investing activities:
Purchases of property and equipment	(10,394)	(11,517)	(13,857)
Sale of short term investments	—	—	16,951
Proceeds from sales of assets	609	—	—
Acquisition of certain business assets and businesses, net of cash acquired	—	—	(24,033)
Other assets	21	70	2,386

Net cash used in investing activities	(9,764)	(11,447)	(18,553)

Cash flows from financing activities:
Payments of long-term liabilities	(63)	(757)	(160)
Excess tax benefit from options	—	—	9,799
Exercise of employee stock options	6,086	19,796	25,741

Net cash provided by financing activities	6,023	19,039	35,380

Net increase in cash and cash equivalents	15,765	53,031	67,266
Cash and cash equivalents at beginning of year	29,353	45,118	98,149

Cash and cash equivalents at end of year	$45,118	$98,149	$165,415

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$266	$199	$162
Income taxes	$1,990	$755	$13,897

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

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include defense, commercial air / space, industrial / semicap, medical, mobile connectivity and notebook, LCD television and displays.

On January 26, 2004, we announced a 2-for-1 stock split of our common stock to be effected by means of a stock dividend to stockholders of record as of the close of business on February 6, 2004. All shares and per share information have been adjusted to reflect the 2-for-1 stock split for all periods presented in this report.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 26, 2004 and October 1, 2006 consisted of fifty-two weeks and fiscal year ended October 2, 2005 consisted of fifty-three weeks.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity. The carrying value of our long-term liabilities at October 2, 2005 and October 1, 2006 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Foreign Currency

Our subsidiary in Ireland uses the United States Dollar (“USD”) as its functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Our subsidiary in France uses the European Union Euro as its functional currency. Assets and liabilities are translated to USD at the exchange rate in effect at the balance sheet date; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound and Chinese RMB. Net foreign currency translation losses during fiscal years 2004 and 2005 were $9,000 and $5,000, respectively. Net foreign currency translation gain during fiscal year 2006 was $98,000.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government.

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately 30% of total net sales in fiscal year 2006. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

In addition, net sales to foreign customers represented approximately 33%, 30% and 35% of net sales for fiscal years 2004, 2005 and 2006, respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

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

At October 1, 2006, intangible assets, net include approximately $39,542,000 of completed technology, $4,527,000 related to customer relationships and $1,184,000 related to acquired backlog.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2006 and determined that no impairment existed.

Accounting For Income Taxes

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. Additional information regarding income taxes is included in Note 7 of the Consolidated Financial Statements.

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

Research and Development

We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, supplies, and the cost of prototypes. In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility.

Stock-Based Compensation

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Rights Plan

We adopted a Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board’s approval or ratification results in the exercisability of the Right accompanying each share of Common Stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquirer because each Right under some circumstances entitles the holder upon exercise to receive securities or assets valued at $200 and under other circumstances entitles the holder to ten (10) times the amount of any dividends or distributions on the common stock.

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

Earnings per share for the fiscal years 2004, 2005 and 2006 were calculated as follows (amounts in 000’s, except per share data):

	Fiscal Years
	2004	2005	2006
BASIC
Net income	$5,636	$29,223	$35,665

Weighted-average common shares outstanding	59,168	61,639	68,887

Basic earnings per share	$0.10	$0.47	$0.52

DILUTED
Net income	$5,636	$29,223	$35,665

Weighted-average common shares outstanding for basic	59,168	61,639	68,887
Dilutive effect of stock options	2,819	3,594	2,929

Weighted-average common shares outstanding on a diluted basis	61,987	65,233	71,816

Diluted earnings per share	$0.09	$0.45	$0.50

Approximately 913,000, 885,000 and 1,189,000 options in 2004, 2005 and 2006, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been antidilutive.

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

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which expresses the views of the SEC regarding the interaction between FAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of FAS 123R. We adopted FAS 123R in the first quarter of fiscal year 2006. As a result, we recorded $1.2 million of compensation expense, net of tax, in 2006. The future effects will be higher but are currently not estimable.

Statement of Financial Accounting Standards No. 153

In December 2004, the Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges that began in the fourth quarter of our fiscal year 2005. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

FASB Staff Position No. FAS 109-1 and FASB Staff Position No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. We did not repatriate income from abroad because it would not have resulted in significant benefits. We realized approximately $410,000 of benefit for domestic manufacturing activities in fiscal year 2006.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective in the first fiscal year ending after November 15, 2006 (our fiscal year 2007). We are currently assessing the impact, if any, of the adoption of SAB No. 108.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	Inventories

Inventories are summarized as follows (amounts in 000’s):

	October 2, 2005	October 1, 2006
Raw Materials	$14,219	$26,060
Work in Progress	26,274	41,695
Finished Goods	15,424	20,888

	$55,917	$88,643

3.	Other Current Assets, Including Assets Held for Disposition

Other current assets, including assets held for disposition are summary as follows (amounts in 000’s):

	October 2, 2005	October 1, 2006
Other current assets	$2,101	$3,690
Assets held for disposition	—	4,533

	$2,101	$8,223

We own a substantial portion of the plant and the real estate at our facility in Santa Ana, California. At October 1, 2006 we accounted for the plant and the real estate it occupies in assets held for disposition. We expect to sell the owned property in the second fiscal quarter of 2007 at a price which is expected to exceed book value.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property and Equipment

Property and equipment consisted of the following components (amounts in 000’s):

	Asset Life	October 2, 2005	October 1, 2006
Buildings	20-40 years	$41,972	$33,359
Property and equipment	3-10 years	67,848	94,539
Furniture and fixtures	5-10 years	2,057	2,643
Leasehold improvements	Shorter of asset life or life of lease	4,439	10,104

		116,316	140,645
Accumulated depreciation		(69,456)	(85,958)
Land		3,763	2,553
Construction in progress		7,743	7,778

		$58,366	$65,018

Depreciation expense was $10,960,000, $11,118,000 and $12,678,000 in fiscal years 2004, 2005 and 2006, respectively.

5.	Goodwill and Intangible Assets, Net, and Other Assets:

Goodwill and intangible assets, net consisted of the following components (amount in 000’s):

	October 2, 2005		October 1, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Life (in years)
Amortizable intangible assets
Completed technology	$7,602	$(3,357)	$45,632	$(6,090)	8 to 10
Customer relationships	680	(465)	5,230	(703)	8 to 10
Backlog	—	—	2,030	(846)	1
Other	488	(455)	488	(488)	5

	$8,770	$(4,277)	$53,380	$(8,127)

Non-amortizing intangible assets
Goodwill	$3,258		$51,546

During 2006, goodwill increased $48,288,000 as a result of our acquisition of Advanced Power Technology, Inc. See Note 14.

Amortization expense for intangible assets in fiscal years 2004, 2005 and 2006 was $1,211,000, $919,000 and $3,850,000, respectively. Estimated amortization in the five succeeding years is as follows (amounts in 000’s):

	Fiscal Year
	2007	2008	2009	2010	2011
Amortization expense	$7,166	$5,955	$5,918	$5,792	$5,792

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other assets consisted of the following components (amounts in 000’s):

	October 2, 2005	October 1, 2006
Notes receivable	$3,935	$871
Other	134	1,279

	$4,069	$2,150

At October 2, 2005, notes receivable consisted primarily of two notes from the sale of real property and equipment in Watertown, Massachusetts. The notes were collateralized by the related property and equipment. During the year ended October 1, 2006, the note collateralized by real property was repaid. The remaining note bears interest at 3%, is payable monthly beginning in December 2007, and is due November 2010.

6.	Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in 000’s):

	October 2, 2005	October 1, 2006
Profit sharing and key employee bonuses	$7,559	$7,432
Payroll, vacation, sick and other employee benefits	6,622	8,365
Restructuring	2,992	2,715
Other	5,261	7,362

	$22,434	$25,874

7.	Income Taxes

Pretax income was taxed under the following jurisdictions (amounts in 000’s):

	For each of the three fiscal years in the period ended October 1, 2006
	2004	2005	2006
Domestic	$5,502	$40,356	$58,946
Foreign	2,770	2,490	3,631

Total	$8,272	$42,846	$62,577

The provision for income taxes consisted of the following components (amounts in 000’s):

	For each of the three fiscal years in the period ended October 1, 2006
	2004	2005	2006
Current:
Federal	$3,794	$13,623	$26,198
State	419	3,490	2,954
Foreign	283	243	751
Deferred	(1,860)	(3,733)	(2,991)

	$2,636	$13,623	$26,912

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in 000’s):

	October 2, 2005	October 1, 2006
Accounts receivable	$1,771	$2,343
Inventories	4,477	7,634
Accrued employee benefit expenses	1,469	2,065
Net operating losses	346	3,338
Tax credits	3,466	3,984
Accrued other expenses	2,078	1,246
Intangible assets	8,281	—
Deferred equity compensation	1,505	1,959
Other assets	1,348	1,662

Total deferred tax assets	24,741	24,231

Intangible assets	—	(8,471)
Fixed assets	(3,106)	(1,622)

Total deferred tax liabilities	(3,106)	(10,093)

Less valuation allowance	(640)	(1,954)

	$20,995	$12,184

We have federal net operating losses acquired with Advanced Power Technology, Inc. (“APT”) of approximately $4,900,000 that begin expiring in 2023 and various state net operating losses (NOLs) of approximately $8,195,000 that begin expiring in 2007, foreign NOLs of approximately $3,740,000 that carryforward indefinitely, federal research and experimentation credits of approximately $446,000 that begin expiring in 2019, state research and experimentation credits of approximately $3,579,000 that have an indefinite carry forward, and other state tax credits of approximately $847,000 that began expiring in 2007. We believe it is more likely than not that the NOLs will be realized. A valuation allowance has been set up against the full amount of foreign NOLs and a portion of the state tax credit carryforwards.

Pursuant to Internal Revenue Code Section 382, the utilization of the NOLs acquired with APT will be subject to limitations due to the ownership change. At this time, based upon the purchase price of APT, we do not believe that these limitations will affect the utilization of the NOLs.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in 000’s):

	For each of the three fiscal years in the period ended October 1, 2006
	2004	2005	2006
Tax computed at federal statutory rate	$2,895	$14,983	$21,902
State taxes, net of federal impact	1,174	525	2,366
Foreign income taxed at different rates	(697)	(1,635)	(573)
Tax credits	(748)	(449)	(1,356)
Stock option acceleration	—	580	—
In process research and development	—	—	5,355
Other differences, net	12	(381)	(782)

	$2,636	$13,623	$26,912

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2005 and 2006, these undistributed earnings aggregated approximately $20,549,000 and $22,267,000, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. We did not repatriate income from abroad because it would not have resulted in significant benefits. We realized approximately $410,000 of benefit for domestic manufacturing activities in fiscal year 2006.

8.	Long-Term Liabilities

Long-term liabilities consisted of (amounts in 000’s):

	October 2, 2005	October 1, 2006
Capital leases	$3,173	$3,224
Other	964	753

Total Long-Term Liabilities	4,137	3,977
Current Portion	(520)	(400)

Long-Term Portion	$3,617	$3,577

We lease a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease with a seven year term. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include environmental reserves and supplemental retirement benefits.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future payments for capital lease obligations and other long-term liabilities, including the current portion, are as follows, (amounts in 000’s):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years	Imputed Interest
Capital leases	$3,224	$304	$611	$612	$5,290	$(3,593)
Other long-term liabilities	753	108	132	122	391	—

Total	$3,977	$412	$743	$734	$5,681	$(3,593)

We currently have a $30,000,000 revolving line of credit, which expires in March 2008. The line of credit is collateralized by substantially all of the assets of Microsemi. It bears interest at the bank’s prime rate plus 0.75% to 1.5% per annum or, at our option, at the Eurodollar rate plus 1.75% to 2.5% per annum. The interest rate is determined by the ratio of total funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The terms of the revolving line of credit contain covenants regarding net worth and working capital and restrict payment of cash dividends or repurchase of our common stock. We were in compliance with these covenants at October 1, 2006. At October 1, 2006, $400,000 was utilized for a letter of credit; consequently, $29,600,000 was available under this line of credit.

9.	Stock Based Compensation and Employee Benefit Plans

Stock Based Compensation

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of October 1, 2006, we have granted only options under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

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

Beginning in fiscal year 2006, we adopted FAS 123R on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the year ended October 1, 2006, operating income decreased by $1,574,000, net income decreased by $1,214,000 and basic and diluted earnings per share were each reduced by $0.02.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2006, we issued options to employees and members of the Board of Directors. In addition, in connection with the acquisition of Advanced Power Technology, Inc. (“APT”) in April 2006, we converted existing APT options into Microsemi options. Compensation expense for the year ended October 1, 2006 for stock options granted and converted was calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Options granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

	Per Option
	Stock Options	Weighted- Average Exercise Price	Weighted- Average Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Term (Years)	Expected Volatility
Employee Grants	636,565	$27.15	$10.36	4.9%	0.0%	3.2	47.4%
Converted APT Options	568,363	$17.51	$12.01	4.9%	0.0%	1.2	31.6%
Board of Director Grants	180,000	$22.79	$8.07	4.8%	0.0%	3.0	44.6%

	1,384,928	$22.63	$10.47	4.9%	0.0%	2.3	40.5%

Expected term was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive and non-executive employees. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected term of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Additionally, no dividends are expected to be paid.

Activity and price information regarding the plans are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding September 26, 2003	9,875,044	$5.91
Granted	4,242,600	9.87
Exercised	(1,674,392)	2.80
Expired or Canceled	(151,316)	7.04

Outstanding September 26, 2004	12,291,936	$8.32
Granted	3,863,500	24.13
Exercised	(3,857,461)	5.92
Expired or Canceled	(217,320)	10.18

Outstanding October 2, 2005	12,080,655	$14.11
Granted	1,384,928	22.63
Exercised	(3,204,519)	8.31
Expired or Canceled	(183,884)	17.59

Outstanding October 1, 2006	10,077,180	$17.06
Vested	9,420,103	$16.43
Unvested	657,077	$26.09

Stock options exercisable under the Plan were 3,752,518, 12,068,210 and 9,420,103 at September 26, 2004, October 2, 2005 and October 1, 2006, respectively, at weighted-average exercise prices of $6.49, $14.04, and $16.43, respectively. Remaining shares available for grant at September 26, 2004, October 2, 2005 and October 1, 2006, under the Plan were 2,179,000, 926,000, and 2,833,000, respectively. All options were granted at the closing price of our common stock on the date of grant.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during the fiscal years ended September 26, 2004, October 2, 2005 and October 1, 2006, was approximately $15,095,000, $51,037,000, and $62,693,000, respectively. At October 1, 2006, unamortized compensation expense related to unvested options, net of forfeitures, was approximately $5,099,000. The weighted average period over which compensation expense related to these options will be recognized is 2.6 years.

At October 1, 2006, the instrinsic value and average remaining life were $46,626,000 and 7.6 years for outstanding options and $46,314,000 and 7.6 years for unvested options.

The following table summarizes information about stock options outstanding and exercisable at October 1, 2006:

	Options Outstanding			Options Exercisable
		Weighted-average			Weighted Average Exercise Price
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares
$ 1.54—$ 6.98	1,162,793	$5.51	5.0 years	1,160,946	$5.51
$ 7.06—$10.83	1,838,558	$9.11	6.3 years	1,825,468	$9.12
$11.22—$13.98	2,006,038	$13.39	6.8 years	2,001,744	$13.40
$14.11—$19.99	865,998	$16.26	8.4 years	831,368	$16.28
$20.04—$25.96	3,574,196	$25.11	8.4 years	3,470,134	$25.14
$26.27—$67.28	629,597	$28.63	9.0 years	130,443	$31.42

	10,077,180			9,420,103

In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our adoption of FASB Statement No. 123R, “Share-Based Payment,” effective at the beginning of fiscal year 2006, vesting of unvested options added to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule took effect. We imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the date on which such options would have vested under their original vesting schedule.

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

We recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related to the excess of the fair market value of the Company’s common stock over the option exercise price on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, the Company reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by executive officers of the Company. In September 2005 and subsequent to the vesting acceleration, we granted 3,345,000 options that were fully vested on the date of grant. All shares issued under these options contain the same restrictions as the accelerated options.

Prior to our adoption of FAS 123R, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) provided an alternative to APB 25 in accounting for stock-based compensation issued to employees. FAS 123 provided for a fair value based method of accounting for employee

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period (amounts in 000’s):

	Fiscal Years
	2004	2005
Net income, as reported	$5,636	$29,223
Add: Charge for acceleration of stock options, net of related tax effects	—	3,748
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,197)	(74,312)

Pro forma net (loss)	$(3,561)	$(41,341)

Earnings (loss) per share:

Basic - as reported	$0.10	$0.47

Basic - pro forma	$(0.06)	$(0.67)

Diluted - as reported	$0.09	$0.45

Diluted- pro forma	$(0.06)	$(0.67)

The increase of pro-forma stock option expense in fiscal year 2005 was due to the acceleration of substantially all unvested options in September 2005. Also, in September 2005 and subsequent to the vesting acceleration, we granted 3,345,000 options that were fully vested on the date of grant.

Cash Bonus Plan

Our “Profit Sharing” Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $4,516,000, $7,500,000 and $7,250,000 in fiscal years 2004, 2005 and 2006, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 25% of their eligible wages. We are committed to match 100% of employee contributions, not to exceed 3% of the employee’s wages. We contributed $1,599,000, $1,739,000 and $1,893,000 to this plan during fiscal years 2004, 2005 and 2006, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee’s salaries. Included

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in other long-term liabilities at October 2, 2005 and October 1, 2006 were $431,000 and $336,000 respectively, related to our estimated liability under the plan. All participants in this plan have retired from the company.

10.	Commitments and Contingencies

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2011. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in 000’s):

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	13,307	4,084	6,019	3,204	—

Lease expense charged to income was, $3,057,000, $3,040,000 and $3,796,000 in fiscal years 2004, 2005 and 2006, respectively. The aforementioned amounts are net of sublease income amounting to $3,500, $24,000 and $21,000 in fiscal years 2004, 2005 and 2006, respectively.

Purchase Obligations

We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in 000’s):

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	25,826	20,365	4,908	442	111

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

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003. The agreement requires us to set up a claim payment fund of $50,000 and to obtain a letter of credit of $400,000 for this fund. Accrued workers’ compensation liability was $970,000 and $869,000 at October 2, 2005 and October 1, 2006, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring-related costs have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The severance payments totaled approximately $4.5 million and covered approximately 350 employees, including 55 management positions. Approximately 30 employees have been transferred to other Microsemi operations. In fiscal year 2006, we recorded an additional $450,000 for other restructuring related expenses, primarily for environmental compliance reports, facility restoration, and relocation of equipment and reversed $54,000 in severance expense, in accordance with FAS 146. We have not incurred any material charge for cancellations of operating leases. Any other change of estimate will be recognized as an adjustment to the accrued liabilities in the period of change. Production in Santa Ana ceased in the third quarter of fiscal year 2005.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activities related to the consolidation of Santa Ana and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$5,132	$466	$5,598
Cash expenditures	(1,263)	(466)	(1,729)

Balance at September 26, 2004	3,869	—	3,869

Provisions	207	408	615
Reduction of benefits	(837)	—	(837)
Cash expenditures	(2,986)	(408)	(3,394)

Balance at October 2, 2005	$253	$—	$253

Provisions	—	450	450
Cash expenditures	(199)	(450)	(649)
Reversal of prior provision	(54)	—	(54)

Balance at October 1, 2006	$—	$—	$—

We own a substantial portion of the plant and real estate at our facility in Santa Ana, California. At October 1, 2006, the net book value of the plant and real estate was $4,533,000 which is accounted for in assets held for disposition. We expect to sell the owned property in the second fiscal quarter of 2007 at a price which is expected to exceed book value.

In the second quarter of fiscal year 2004, we started to consolidate the remainder of our Watertown operations. We moved production to our operations in Scottsdale and Lowell. Restructuring-related costs were recorded in accordance with FAS 112 or FAS 146, as appropriate. Severance payments totaled $372,000 and covered approximately 30 employees, including 4 management positions. We also recorded $1,506,000 for impairment of fixed assets in fiscal year 2004. The consolidation of the Watertown operations was completed in December 2004.

The following table reflects the activities of the final phase of the consolidation in Watertown and the liabilities included in accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000’s):

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phase III

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”).

There has been no impairment charge required in accordance with FAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). We currently do not expect any material impairment charge. Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs – an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9%, 9% and 4% of our net sales in fiscal years 2004, 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $32,000 in severance expense and $1,345,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134

Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	$880	$—	$880

Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2%, 2% and less than 1% of our net sales in fiscal years 2004, 2005 and 2006, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,405,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded an additional $270,000 in severance expense and $77,000 in other restructuring expenses, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in 000’s):

	Employee Severance	Other Related Costs	Total
Provisions	$1,505	$—	$1,505

Balance at October 2, 2005	1,505	—	1,505

Provisions	270	77	347
Cash expenditures	(295)	(77)	(372)

Balance at October 1, 2006	$1,480	$—	$1,480

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group, in April 2006 (see Note 14) and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. Subsequent to the acquisition, we recorded $324,000 in severance expense in accordance with FAS 146 and paid $150,000 in severance.

In fiscal year 2006, restructuring charges of $2,444,000 included expenses related to the consolidations in Santa Ana, Broomfield, Ireland and PPG were as follows (amounts in 000’s):

	Santa Ana	Broomfield	Ireland	PPG	Total
Severance expense	$(54)	$32	$270	$324	$572
Other consolidation related expenses	450	1,345	77	—	1,872

Total	$396	$1,377	$347	$324	$2,444

12.	Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high performance analog/mixed signal integrated circuits and power and high reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air / space, defense, industrial / semicap, medical, mobile connectivity and notebook / LCD TV / display. We evaluate direct OEM sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by originating geographic area, end market and long lived assets by geographic area are approximately as follows (amounts in 000’s):

	2004	2005	2006
Net Sales:
United States	$212,298	$257,851	$323,330
Europe	30,467	35,562	41,896
Asia	2,040	4,027	5,251

Total	$244,805	$297,440	$370,477

Commercial Air / Space	$31,433	$55,621	$82,579
Defense	79,806	101,129	117,738
Industrial / Semicap	21,200	20,821	39,011
Medical	24,970	35,693	39,752
Mobile Connectivity	31,776	26,770	34,195
Notebook / LCD TV / Display	55,620	57,406	57,202

Total	$244,805	$297,440	$370,477

Long lived assets:
United States	$57,782	$56,547	$62,548
Europe	774	860	1,335
Asia	542	959	1,135

Total	$59,098	$58,366	$65,018

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in 000’s, except earnings per share):

	Quarters ended in fiscal year 2006
	January 1, 2006	April 2, 2006	July 2, 2006 (a)	October 1, 2006
Net sales	$82,159	$84,853	$100,221	$103,244
Gross profit	$39,547	$38,141	$43,473	$43,640

Net Income	$13,793	$13,643	$117	$8,112
Basic earnings per share	$0.22	$0.21	$0.00	$0.11
Diluted earnings per share	$0.20	$0.20	$0.00	$0.11

	Quarters ended in fiscal year 2005
	January 2, 2005	April 3, 2005	July 3, 2005	October 2, 2005
Net sales	$69,754	$73,318	$75,214	$79,154
Gross profit	$24,016	$29,776	$33,691	$38,209

Net Income	$5,267	$6,045	$9,751	$8,160
Basic earnings per share	$0.09	$0.10	$0.16	$0.13
Diluted earnings per share	$0.08	$0.09	$0.15	$0.12

(a)	The quarter ended July 2, 2006 included a $15,300,000 charge for in process research and development related to the acquisition of Advanced Power Technology, Inc. which was completed during the quarter. See Note 14.

14.	Acquisition

On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation (“APT”), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on July 25, 2006 by the Amendment No. 1 to Agreement and Plan of Merger (as so amended, the “Merger Agreement”). The Merger Agreement provides for a merger of our wholly-owned subsidiary with and into APT with APT surviving the merger as a wholly owned subsidiary of Microsemi. We believe that the merger will create a more diverse semiconductor company and provide us with an expanded product portfolio of analog and mixed-signal products, including radio frequency products, as well as high reliability products to address the needs of the defense/aerospace and medical markets, which represent key factors that resulted in us recording goodwill. We completed the acquisition of APT on April 28, 2006 and results of operations of APT have been included in the accompanying financial statements since the date the acquisition. APT was renamed Microsemi Power Products Group upon the completion of the acquisition.

The total estimated purchase price is as follows (amounts in 000’s):

Cash consideration to APT stockholders	$22,508
Fair value of 4,895 Microsemi shares issued to APT stockholders	114,005
Fair value of vested APT stock options assumed by Microsemi	5,952
Estimated direct transaction fees and expenses	3,792

Total consideration	$146,257

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in 000’s):

Cash and cash equivalents	$1,768
Short term investments	16,950
Accounts receivable, net	9,548
Inventories	18,144
Other current assets	1,217
Property and equipment, net	10,238
Goodwill	48,288
Other intangible assets	44,360
In-process research & development	15,300
Other assets	59
Accounts payable	(4,167)
Accrued liabilities	(3,009)
Deferred income taxes	(12,439)

$146,257

Other intangible assets and their useful lives are as follows (amounts in 000’s):

	Asset Amount	Useful Life (Years)
Completed technology	$39,080	8
Customer relationships	3,250	8
Backlog	2,030	1

	$44,360

Manufacturing profit in acquired inventory in the amount of $4,115,000 resulted from purchase-accounting adjustments to increase the value of inventory acquired in the APT transaction to its fair value. This amount is included in $18,144,000 allocated to inventory. By October 1, 2006, acquired inventory was sold and as such the manufacturing profit in acquired inventory was eliminated. This resulted in an increase to cost of goods sold of $4,115,000 and a corresponding decrease to gross profit.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $15,300,000 allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes.

IPR&D relates to four projects which include: 1) the development and adoption of silicon carbide (SiC) technology in the manufacture of high power switching and RF power transistors targeted for the high reliability defense and aerospace markets initially with applications in radar and military communications; 2) the development of the MOS 8 line of MOSFET products for switching applications which will improve performance and reliability and reduce manufacturing costs; 3) the development of VDMOS products for high frequency communications, MRI applications and plasma processing; and 4) S-band products operating in the 2.7-3.1 GHz range for RF applications. In the valuation of the IPR&D, the value of the IPR&D was based on the successful completion of these technologies coupled with the development of APT’s high power switching, RF transistor and other products. Completion of all IPR&D projects is expected within the first half of our fiscal year 2007. The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion.

Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, APT’s management provided a revenue forecasts for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 18.1%, 5% higher than the APT’s cost of capital.

The following pro forma data summarizes the results of operations for the 12-month periods ended October 2, 2005 and October 1, 2006, as if the merger had been completed on September 27, 2004. These

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unaudited pro forma data have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of the dates indicated, nor of future results of operations. These unaudited pro forma data report actual fiscal year operating results, adjusted to include the pro forma effect of, among others, elimination of sales and cost of sales between APT and Microsemi, manufacturing profit in ending inventory, amortization expense of identified intangible assets, stock option compensation from converted APT options, foregone interest income, exclusion of non-recurring acquisition-related IPR&D charge and the related tax effect of these items (amounts in 000’s, except per share data):

	October 2, 2005	October 1, 2006
Net sales	$358,339	$393,156
Net income	$17,192	$51,780
Earnings per share
Basic	$0.25	$0.75
Diluted	$0.24	$0.72

15.	Subsequent Event

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is a wholly owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into PowerDsine. Under the terms of the Merger Agreement, which has been approved by each company’s Board of Directors, shareholders of PowerDsine will receive $8.25 in cash, plus 0.1498 of a share of Microsemi common stock, for each PowerDsine ordinary share. As of November 17, 2006, PowerDsine had outstanding, approximately 20,402,000 ordinary shares and stock options to purchase an aggregate of approximately 3,252,000 ordinary shares. At the effective time of the merger, all shares of PowerDsine’s common stock will convert into an aggregate of approximately 3,056,000 shares of Microsemi’s common stock and we will also pay approximately $168,319,000 in cash to PowerDsine shareholders. The merger is expected to close in the second quarter of our fiscal year 2007. We intend to finance this transaction with cash on hand and through a credit line, the terms of which we are currently negotiating. The transaction is intended to be effected as an arrangement between PowerDsine and its shareholders under the Israeli Companies Law and will be subject to Israeli court approval, as well as, subject to other regulatory approvals, the approval of PowerDsine’s shareholders and other closing conditions.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
	(amounts in 000’s)
Allowance for doubtful accounts
September 26, 2004	$1,445	$360	$—	$(444)	$1,361

October 2, 2005	$1,361	$—	$—	$(634)	$727

October 1, 2006	$727	$370	$230	$(177)	$1,150

Tax valuation allowance
September 26, 2004	$114	$350	$—	$—	$464

October 2, 2005	$464	$176	$—	$—	$640

October 1, 2006	$640	$1,314	$—	$—	$1,954

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

As of October 1, 2006, under the supervision and with the participation of the Company’s management, including the Company’s principle executive officer and principle financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended October 1, 2006, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 1, 2006.

Management has excluded assets and revenues of Microsemi Power Products Group, formerly Advanced Power Technology, Inc., representing approximately 9% and 10% of consolidated total assets and net sales, respectively, as of and for the year ended October 1, 2006 from its assessment of internal control over financial reporting as of October 1, 2006 as outlined in the SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9b.	Other Information

None.

PART III

Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended October 1, 2006. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item, except as set forth below with respect to Harold A. Blomquist, is incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings “Current Directors Standing for Re-election,” “Other Directors” and “Executive Officers.”

Harold A. Blomquist served as a Director of the Company until February 22, 2006. The biographical information for Mr. Blomquist is set forth in the table below:

Name	Position With Company (in Addition to Director) and Principal Occupation during Last Five Years	Age	Director Since
Harold A. Blomquist	Private investor and consultant; President and Chief Executive Officer of Morpho Technologies from December 2003 to December 2004; Chief Executive Officer of Tower Semiconductor from December 2002 to November 2003; Management Consultant for HAB Ventures, Inc. since 2001; President, Chief Executive Officer and Director of ZMD America, Inc. in 2001; Senior Vice President, Business Operations of American Microsystems, Inc. from 1996 to 2001; Director of AMI from 1996 to 2000; Director of Simtek Corporation since 1996, and Chairman of Simtek Corporation since 2002 and Chief Executive Officer and President of Simtek Corporation since 2005	53	2003 through February 22, 2006

Our code of ethics, which we adopted in 2004, is accessible on our website which is

http://www.microsemi.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Information Regarding the Board and its Committees.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following table sets forth information as of October 1, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,077,180	17.06	2,833,460
Equity compensation plans not approved by security holders	—	—	—
Total	10,077,180	17.06	2,833,460	*

*	Our 1987 Stock Plan contains a formula for calculating the number of securities available for issuance under the plan that automatically increases the number of securities available for issuance by four percent of the number of outstanding shares of our Common Stock on the first day of each fiscal year. This amount excludes the increase of 2,862,887 shares that occurred on October 2, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this item, if any, is incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Certain relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services.”

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

MICROSEMI CORPORATION

By
David R. Sonksen
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:    December 15, 2006

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	December 15, 2006

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director	December 15, 2006

/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	December 15, 2006

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	December 15, 2006

/s/ WILLIAM L. HEALEY William L. Healey	Director	December 15, 2006

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	December 15, 2006

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	December 15, 2006

/s/ PAUL F. FOLINO Paul F. Folino	Director	December 15, 2006

EXHIBIT INDEX

Sequential

Exhibit Number	Description

2.6	Agreement and Plan of Merger dated as of November 2, 2005, by and among the Registrant, APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of the Registrant, and Advanced Power Technology, Inc., a Delaware corporation, including the following exhibits:
Form of Voting Agreement
Form of Non-Competition Agreement
Form of Lock-up Agreement
Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC’s request:.
Form of Employment Agreement
Form of Certificate of Merger
List of Parties to Ancillary Agreements (18)

2.6.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006 (20)

2.7	Agreement and Plan of Merger, dated as of October 24, 2006, by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd. (26)

3	Bylaws of the Registrant* (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant effective August 9, 2001* (6)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (26)

4.1	Specimen certificate for the shares of common stock of Microsemi (26)

4.2	Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (4)

4.2.1	Amendment No. One dated December 16, 2005 to Rights Agreement dated December 22, 2000 between the Registrant and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto (26)

4.4	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2. (27)

4.4.1	Amendments Nos. 3, 4 and 5 to Stock Option Plan dated December 31, 1995, as amended. (28)

4.4.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995. (29)

4.4.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995. (29)

4.4.4	Form of Non-Qualified Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995. (29)

4.5	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005. (30)

4.5.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005. (29)

4.5.2	Form of Non-Qualified Stock Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005. (29)

4.6	Form of Option Assumption Agreement, entered into between the Registrant and each of the holders of Advanced Power Technology, Inc. options assumed by Registrant (29)

Exhibit Number	Description

10.13	The Registrant’s 1987 Stock Plan, and amendments thereto* (7)

10.13.1	Adjustment of 1987 Plan for February 2004 Stock Split* (12)

10.78	Motorola-Microsemi PowerMite(R) Technology Agreement (26)

10.84	Supplemental Executive Retirement Plan* (2)

10.85	Credit Agreement, dated as of April 2, 1999, among the Company, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, as Agent (3)

10.85.1	First Amendment dated as of June 25, 1999 to Credit Agreement dated April 2, 1999 (8)

10.85.2	Second Amendment dated as of February 14, 2000 to Credit Agreement dated April 2, 1999 (8)

10.85.3	Third Amendment dated as of April 2, 2001 to Credit Agreement dated April 2, 1999 (8)

10.85.4	Fourth Amendment dated as of May 25, 2002 to Credit Agreement dated April 2, 1999 (8)

10.85.5	Fifth Amendment dated as of December 5, 2002 to Credit Agreement dated April 2, 1999 (11)

10.85.6	Sixth Amendment dated December 10, 2003 to Credit Agreement dated April 2, 1999 (12)

10.85.7	Seventh Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (13)

10.85.8	Eighth Amendment dated March 31, 2004 to Credit Agreement dated April 2, 1999 (13)

10.85.9	Ninth Amendment dated March 29, 2005 to Credit Agreement dated April 2, 1999 (15)

10.85.10	Tenth Amendment dated as of June 1, 2006 to Credit Agreement dated as of April 2, 1999 (23)

10.85.11	Eleventh Amendment dated as of June 28, 2006 to Credit Agreement dated as of April 2, 1999. (23)

10.85.12	Twelfth Amendment dated as of July 14, 2006 to Credit Agreement dated as of April 2, 1999. (23)

10.86	Transition and Consulting Agreement dated January 24, 2001 between Mr. Philip Frey, Jr. and the Registrant* (5)

10.86.1	Agreement dated April 1, 2002, executed May 13, 2002, between Philip Frey, Jr. and the Registrant, amending the Transition and Consulting Agreement dated January 24, 2001* (9)

10.87	Agreements dated January 12, 2001 between James J. Peterson and the Registrant* (5)

10.88	Agreement dated January 12, 2001 between David R. Sonksen and the Registrant* (5)

10.90.1	Form of Stock Option Exchange Grant and Replacement Option Agreement* (16)

10.91	Board Member Retirement Process * (10)

Exhibit Number	Description

10.92	Indemnification Agreement between the Registrant and each of the following persons:* (11)

INDEMNITEE:	Date:
Thomas R. Anderson	5/05/03
Martin H. Jurick	5/05/03
Dennis R. Leibel	5/05/03
James J. Peterson	5/05/03
Nick E. Yocca	5/05/03
William E. Bendush	5/05/03
William L. Healey	5/05/03
Harold A. Blomquist	6/03/03
Philip Frey, Jr.	5/05/03
Robert B. Phinizy	5/05/03
Paul R. Bibeau	6/03/03
Ralph Brandi	5/05/03
James H. Gentile	5/12/03
John M. Holtrust	5/29/03
John J. Petersen	5/21/03
David R. Sonksen	5/05/03
H.K. Desai	5/05/03
Paul F. Folino	7/20/04
Steven G. Litchfield	2/25/04

10.93	Form of Executive Retention Agreement* (14)

Date	Executive	Potential Payout as a Multiple of Pay
10/15/04	Ralph Brandi	Two (2)
10/15/04	John Holtrust	One (1)
10/15/04	James Gentile	One (1)
10/15/04	Steven Litchfield	One (1)

10.94	Form of Employee Stock Option Agreement prior to August 17, 2004* (14)

10.95	Form of Employee Stock Option Agreement from and after August 17, 2004* (14)

10.96	Form of Non-Employee Stock Option Agreement* (14)

10.97	Description of Cash Bonus Plan* (14)

10.98	Supplemental Medical Plan (14)

10.99	Form of Employee Stock Agreement from and after September 26, 2005* (19)

10.100	Form of Amendment of Eligible Unvested Options* (17)

10.101	Form of Voting Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder (26)

10.102	Form of Lock-up Agreement between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder (26)

10.103	Non-Competition Agreement between the Registrant and Patrick P.H. Sireta (26)

10.104	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. – Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company (21)

Exhibit Number	Description

10.109	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after February 22, 2006 (22)

10.109.1	Form of Notice of Stock Option Grant and Employee Stock Option Agreement from and after March 28, 2006 (24)

10.110	Form of Notice of Stock Option Grant and Non-Employee Stock Option Agreement from and after February 22, 2006 (22)

10.111	Directors’ Compensation Policy prior to February 22, 2006 (25)

10.111.1	Directors’ Compensation Policy from and after February 22, 2006 (25)

10.112	Form of Voting Agreement (26)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Form S-3 and Forms S-8)

31	Certifications pursuant to Rule 13a-14(a)

32	Certifications pursuant to Section 1350

*	Indicates that the exhibit contains a management compensatory plan or arrangement.
(1)	Filed in Registration Statement (No. 33-3845) and incorporated herein by this reference.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 9, 1998 with the Commission for the fiscal quarter ended December 28, 1997.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 16, 1999 with the Commission for the fiscal quarter ended July 4, 1999.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement of Form 8-A12G as filed December 29, 2000
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 13, 2001 with the Commission for the fiscal quarter ended December 31, 2000.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on August 29, 2001.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 24, 2001 with the Commission for the fiscal year ended September 30, 2001.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2002 with the Commission for the fiscal quarter ended June 30, 2002.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 4, 2002.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2002 with the Commission for the fiscal year ended September 29, 2002.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K filed on December 19, 2003 with the Commission for the fiscal year ended September 28, 2003.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on February 10, 2004 with the Commission for the fiscal quarter ended December 28, 2003.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on March 28, 2004.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on September 24, 2004
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 12, 2005 with the Commission for the fiscal quarter ended July 3, 2005.
(16)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO filed on November 1, 2002.
(17)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO filed on August 17, 2005.

(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on November 7, 2005.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on September 28, 2005 Commission for the fiscal quarter ended July 3, 2005.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed on April 27, 2006
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed on March 3, 2006.
(22)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on February 28, 2006.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed on August 11, 2006.
(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K filed on April 3, 2006.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 5, 2006
(26)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 30, 2006.
(27)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K as filed on December 16, 2005.
(28)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No.333-38418) and incorporated herein by reference.
(29)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K and incorporated herein by reference.
(30)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 2 to Form S- on Form S-8 as filed on July 10, 2006.
(31)	Previously filed by of Advanced Power Technology, Inc. (File No. 1-16047) on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K and incorporated herein by reference.