Form 10-Q
period 2006-12-31
MICROSEMI CORP
filed 2007-02-09
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 16, 2007 was 71,836,000.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter ended December 31, 2006 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the quarter ended December 31, 2006, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of October 1, 2006 and December 31, 2006 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2006	October 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$165,336	$165,415
Accounts receivable, net of allowance for doubtful accounts of $1,369 and $1,150 at December 31, 2006 and October 1, 2006, respectively	72,479	70,260
Inventories	95,445	88,643
Deferred income taxes	13,677	13,482
Other current assets, including assets held for disposition	12,628	8,223

Total current assets	359,565	346,023

Property and equipment, net	65,104	65,018
Goodwill	51,546	51,546
Other intangible assets, net	43,250	45,253
Other assets	2,382	2,150

TOTAL ASSETS	$521,847	$509,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturity of long-term liabilities	$400	$400
Accounts payable	21,250	20,533
Accrued liabilities	20,389	25,874
Income taxes payable	8,164	5,181

Total current liabilities	50,203	51,988

Deferred income taxes	595	1,298

Long-term liabilities	3,519	3,577

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 71,793 and 71,572 at December 31, 2006 and October 1, 2006, respectively	14,361	14,316
Capital in excess of par value of common stock	327,887	324,298
Retained earnings	125,033	114,439
Accumulated other comprehensive income	249	74

Total stockholders’ equity	467,530	453,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$521,847	$509,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	December 31, 2006	January 1, 2006
Net sales	$102,289	$82,159
Cost of sales	58,131	42,612

Gross profit	44,158	39,547

Operating expenses:
Selling, general and administrative	18,425	14,421
Research and development	8,824	5,077
Amortization of intangible assets	2,003	229
Impairment of assets, restructuring and severance charges	903	641

Total operating expenses	30,155	20,368

Operating income	14,003	19,179

Other income (expense):
Interest income	1,482	848
Interest expense	(44)	(37)
Other, net	25	—

Total other income	1,463	811

Income before income taxes	15,466	19,990

Provision for income taxes	4,872	6,197

NET INCOME	$10,594	$13,793

Earnings per share:
Basic	$0.15	$0.22

Diluted	$0.14	$0.20

Common and common equivalent shares outstanding:
Basic	71,632	63,996

Diluted	73,425	67,547

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net income	$10,594	$13,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,646	2,920
Provision for doubtful accounts	219	98
Loss on dispositions and retirements of assets	—	34
Stock option compensation	1,585	—
Changes in assets and liabilities:
Accounts receivable	(2,438)	(2,413)
Inventories	(6,802)	(1,769)
Other current assets	(3,661)	(2,623)
Deferred income taxes	(898)	—
Other assets	—	(1,696)
Accounts payable	717	1,445
Accrued liabilities	(5,485)	(6,831)
Income taxes payable	2,955	484

Net cash provided by operating activities	2,432	3,442

Cash flows from investing activities:
Purchases of property and equipment	(4,359)	(2,069)
Changes in other assets	(171)	(443)

Net cash used in investing activities	(4,530)	(2,512)

Cash flows from financing activities:

Payments of long-term liabilities	(58)	(60)
Excess tax benefit - stock options	538	4,231
Exercise of stock options	1,539	9,799

Net cash provided by financing activities	2,019	13,970

Net increase (decrease) in cash and cash equivalents	(79)	14,900
Cash and cash equivalents at beginning of period	165,415	98,149

Cash and cash equivalents at end of period	$165,336	$113,049

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

Critical Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	December 31, 2006	October 1, 2006
Raw Materials	$30,568	$26,060
Work in Progress	42,248	41,695
Finished Goods	22,629	20,888

	$95,445	$88,643

3. OTHER CURRENT ASSETS, INCLUDING ASSETS HELD FOR DISPOSITION

Other current assets, including assets held for disposition are summarized as follows (amounts in 000’s):

	December 31, 2006	October 1, 2006
Other current assets	$6,816	$3,690
Assets held for disposition	5,812	4,533

	$12,628	$8,223

We own a substantial portion of the plants and the real estate at our facilities in Santa Ana, California and Montgomeryille, Pennsylvania. We accounted for the Santa Ana facility in assets held for disposition at October 1, 2006 and both facilities in assets held for disposition at December 31, 2006. We expect to sell the owned property at both facilities in the second fiscal quarter of 2007 at prices that are expected to exceed book values.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	December 31, 2006	October 1, 2006
Goodwill	$51,546	$51,546

Other intangible assets, net
Completed technology	$38,166	$39,542
Customer relationships	4,408	4,527
Backlog	676	1,184

	$43,250	$45,253

5. COMMITMENTS AND CONTINGENCIES

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings will be used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated, or even a small fraction of this amount or nothing at all. As of December 31, 2006, $400,000 was outstanding in the form of a letter of credit; consequently, $74.6 million was available under this credit facility. As of December 31, 2006, we were in compliance with the covenants required by our credit facility.

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

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive income consists of the cumulative foreign currency translation adjustment.

Total comprehensive income for the quarters ended December 31, 2006 and January 1, 2006 were calculated as follows (amounts in 000’s):

	Quarters Ended
	December 31, 2006	January 1, 2006
Net income	$10,594	$13,793
Translation adjustment	175	10

Comprehensive income	$10,769	$13,803

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters ended December 31, 2006 and January 1, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended
	December 31, 2006	January 1, 2006
BASIC
Net income	$10,594	$13,793

Weighted-average common shares outstanding for basic	71,632	63,996

Basic earnings per share	$0.15	$0.22

DILUTED
Net income	$10,594	$13,793

Weighted-average common shares outstanding for basic	71,632	63,996
Dilutive effect of stock options	1,793	3,551

Weighted-average common shares outstanding on a diluted basis	73,425	67,547

Diluted earnings per share	$0.14	$0.20

In the first quarter of fiscal year 2007, approximately 4,198,000 options were excluded in the computation of diluted EPS as these options would have been anti-dilutive. There were no options excluded in the first quarter of fiscal year 2006.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS No. 157.

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

9. STOCK-BASED COMPENSATION

Stock Based Compensation

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of December 31, 2006, we have granted only options under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At December 31, 2006, there were approximately 3,677,000 shares available for grant under the Plan.

Beginning in fiscal year 2006, we adopted FAS 123R on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the first quarter of fiscal year 2007, operating income decreased by $1,585,000, net income decreased by $1,377,000, basic earnings per share were reduced by $0.02 and diluted earnings per share were reduced $0.02.

Compensation expense for the first quarter of fiscal years 2006 and 2007 for stock options granted and converted was calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Options granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Quarter Ended	Stock Options	Per Option		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Weighted-Average Exercise Price	Weighted-Average Fair Value
December 31, 2006	2,062,700	$19.01	$6.65	4.6%	0.0%	3.1	43.5%
January 1, 2006	20,200	$24.39	$13.24	4.4%	0.0%	4.0	67.4%

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

Stock options exercisable under the Plan were 10,763,000 and 9,164,000 at January 1, 2006 and December 31, 2006, respectively, at weighted-average exercise prices of $14.84 and $16.61, respectively. All options were granted at the closing price of our common stock on the date of grant.

The total intrinsic value of options exercised during the first quarters ended January 1, 2006 and December 31, 2006 was approximately $20,375,000 and $2,995,000, respectively.

At December 31, 2006, unamortized compensation expense related to unvested options, net of forfeitures, was approximately $15,140,000. The weighted average period over which compensation expense related to these options will be recognized is 2.7 years.

At December 31, 2006, the intrinsic value and average remaining life were $49,943,000 and 7.0 years for outstanding options and $48,006,000 and 7.4 years for vested options.

10. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high performance analog/mixed signal integrated circuits and power and high reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include medical, defense/aerospace, notebook computers, monitors and LCD TVs, automotive and mobile connectivity applications. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended
	December 31, 2006	January 1, 2006
Net Sales:
United States	$89,580	$72,698
Europe	11,248	8,220
Asia	1,461	1,241

Total	$102,289	$82,159

Commercial Air / Space	$20,458	$18,067
Defense	32,732	28,225
Industrial / Semicap	14,320	4,427
Medical	12,275	14,595
Mobile Connectivity	9,206	4,160
Notebook / LCD TV / Display	13,298	12,685

Total	$102,289	$82,159

	December 31, 2006	October 1, 2006
Tangible long lived assets:
United States	$62,532	$62,548
Europe	1,349	1,335
Asia	1,223	1,135

Total	$65,104	$65,018

11. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 8% of our net sales in the first quarter of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $225,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,134	$—	$1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	880	—	880

Provisions	—	225	225
Cash expenditures	(35)	(225)	(260)

Balance at December 31, 2006	$845	$—	$845

Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first quarter of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,505,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,505	$—	$1,505
Provisions	270	77	347
Cash expenditures	(295)	(77)	(372)

Balance at October 1, 2006	1,480	—	1,480

Provisions	—	—	—
Cash expenditures	(197)	—	(197)

Balance at December 31, 2006	$1,283	$—	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group (“PPG”) in April 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $66,000 in severance expense in accordance with FAS 146.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at April 2, 2006	$182
Provisions	324
Cash expenditures	(150)

Balance at October 1, 2006	356

Provisions	66
Cash expenditures	(55)

Balance at December 31, 2006	$367

In the first quarter of 2007, in accordance with FAS 146, we recorded $612,000 in severance expense incurred in planning for the integration of PowerDsine (see Note 12). The severance payments cover approximately 30 employees and will begin in the second quarter of 2007.

12. SUBSEQUENT EVENT

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.8 million and a cash payment of approximately $170.0 million. We financed this transaction with cash on hand and through additional borrowings of $18.0 million on our credit line.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced under the heading “Important Factors Related to Forward-Looking Statements and Associated Risks,” found in this section or in the section entitled “Risk Factors” in this report, which should be read in conjunction with the section entitled “Risk Factors” in our Annual Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first quarters of fiscal years 2006 or 2007. We also serve a variety of end markets, which we generally classify as follows:

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

CAPACITY ENHANCEMENT OPTIMIZATION PROGRAM

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

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 9% and 8% of our net sales in the first quarter of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $225,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,134	$—	$1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	880	—	880

Provisions	—	225	225
Cash expenditures	(35)	(225)	(260)

Balance at December 31, 2006	$845	$—	$845

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions.

Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 2% and 1% of our net sales in the first quarter of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,505,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

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

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,505	$—	$1,505
Provisions	270	77	347
Cash expenditures	(295)	(77)	(372)

Balance at October 1, 2006	1,480	—	1,480

Provisions	—	—	—
Cash expenditures	(197)	—	(197)

Balance at December 31, 2006	$1,283	$—	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Power Products Group (“PPG”) in April 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $66,000 in severance expense in accordance with FAS 146.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at April 2, 2006	$182
Provisions	324
Cash expenditures	(150)

Balance at October 1, 2006	356

Provisions	66
Cash expenditures	(55)

Balance at December 31, 2006	$367

In the first quarter of 2007, in accordance with FAS 146, we recorded $612,000 in severance expense incurred in planning for the integration of PowerDsine. The severance payments cover approximately 30 employees and will begin in the second quarter of 2007.

KEY REPORTING UNIT METRICS

In order to manage our manufacturing capacity for current requirements and anticipated future growth of our business and to assess the performance of our operations, we review wafer fabrication, headcount and overhead expenses at each of our manufacturing locations. The table below sets forth metrics at these locations:

	Wafer Fabrication Utilization		Headcount		Overhead Expense
	Q1 2007	Q1 2006	Q1 2007	Q1 2006	Q1 2007	Q1 2006
Garden Grove	75%	95%	271	245	$8,735	$9,444
Lawrence	35%	35%	413	366	$4,004	$4,827
Lowell	40%	40%	110	112	$1,770	$1,794
Scottsdale	60%	57%	586	411	$8,232	$5,734

Wafer fabrication utilization provides an indication of available capacity and is utilized to determine items such as production allocation, headcount needs and capital expenditure requirements. Wafer fabrication is a significant process in our operations and is measured based on utilization on a 7 day, 24 hour basis. Currently, we do not anticipate the need to increase capital expenditures for wafer fabrication beyond historical levels to accommodate growth of our business. The decline in utilization at our Garden Grove facility reflects the increasing use of outside foundries for manufacture of products previously designed for this facility.

Headcount is used to measure our ability to meet current demand and anticipated growth as well as assimilating new acquisitions. It is also used to forecast manufacturing spending. Increases in headcount in Garden Grove, Lawrence and Scottsdale reflect higher personnel requirements following the relocations of product lines of closed facilities to these locations as well as to support higher sales.

Overhead expenses have a material impact on our operating profits. It is also significantly impacted by our decisions made in response to the review of the other factors above. Overhead expense is reviewed to assure that we achieve anticipated savings or do not exceed our expected expenditures. It also affects our management of available resources for operating activities. The decrease in overhead expense from Q1 2006 to Q1 2007 at our Garden Grove facility reflects the impact of transition to outside foundries and the decrease at our Lawrence facility reflects the move to an inventory stocking position which resulted in additional overhead expense being absorbed into inventory cost. The increase in overhead expense from Q1 2006 to Q1 2007 at our Scottsdale facilities reflect the additional cost from the consolidation of our operations in Santa Ana, California and Broomfield, Colorado.

ACQUISITION

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is a wholly owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.8 million and a cash payment of approximately $170.0 million. We financed this transaction with cash on hand and through additional borrowings of $18.0 million on our credit line.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 1, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2006.

Net sales increased $20.1 million or 24% from $82.2 million for the first quarter of fiscal year 2006 (“Q1 2006”) to $102.3 million for the first quarter of fiscal year 2007 (“Q1 2007”). Sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q1 2006 and Q1 2007 is as follows (amounts in thousands):

	Q1 2007	Q1 2006
Commercial Air / Space	$20,458	$18,067
Defense	32,732	28,225
Industrial / Semicap	14,320	4,427
Medical	12,275	14,595
Mobile / Connectivity	9,206	4,160
Notebook / LCD TV / Display	13,298	12,685

	$102,289	$82,159

Sales in the commercial air / space end market increased $2.4 million from $18.1 million in Q1 2006 to $20.5 million in Q1 2007 with significant contributions from PPG. We believe that demand in this end market will remain strong driven by strong order rates for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems are particularly robust.

Sales in the defense end market increased $4.5 million from $28.2 million in Q1 2006 to $32.7 million in Q1 2007. Sales in this end market have continued to be solid based on the strength of new programs along with significant contribution from PPG. Based on growing backlog and continued increase in both domestic and international defense spending, we expect to see an increase in sales towards the second half of the fiscal year.

Sales in the industrial / semicap market increased $9.9 million from $4.4 million in Q1 2006 to $14.3 million in Q1 2007, due largely to PPG with its switching products for semiconductor capital equipment markets. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market decreased $2.3 million, from $14.6 million in Q1 2006 to $12.3 million in Q1 2007. Sales in our MRI business are strong but were offset by a slowdown from the prior year first quarter in our implantable medical device business due primarily to implantable cardiac defibrillator product recalls. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed verses the prior year first quarter, based on our bookings and expected government approvals of our customers’ products, we expect the implantable medical business to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $5.0 million, from $4.2 million in Q1 2006 to $9.2 million in Q1 2007. Sales in this end market have grown due to market acceptance of new power amplifier introductions, as well as, some contribution from PPG. We have successfully transitioned into our fourth generation of 2.4 and 5 gigahertz power amplifiers for the 802.11a/b/g and n markets. Future applications that Microsemi’s products in this market will address are multiple-in-multiple-out and wi-max. This market had growth due to additional products addressing set top box and some telecommunication applications using switching and DC-DC products. We expect design wins for upcoming wi-max and high power wireless LAN products will generate strong demand for these products.

Sales in the notebook / LCD television / display end market increased $0.6 million, from $12.7 million in Q1 2006 to $13.3 million in Q1 2007. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong. These gains were somewhat offset by our hard disk drive business that declined due to our company strategy of not accepting lower margin opportunities.

On January 25, 2007, we announced that for the second quarter of fiscal year 2007, we expect our net sales will increase between 3% and 5% sequentially. We expect that the strong demand for our products for commercial air / space, defense, medical, mobile / connectivity and notebooks / LCD TV / Display end markets will continue during fiscal year 2007.

Gross profit increased $4.7 million, from $39.5 million (48.1% of sales) for Q1 2006 to $44.2 million (43.2% of sales) for Q1 2007. The increase in gross profit was due primarily to the addition of PPG and offset primarily by costs associated with higher transitional idle capacity. Costs of sales included $1.5 million and $7.0 million related to transitional idle capacity in Q1 2006 and Q1 2007, respectively. The $5.5 million increase between Q1 2006 and Q1 2007 was due to the different stages of restructuring activities between the two quarters. In Q1 2007, we incurred substantial transition costs related to the Phase III shutdown activities at Broomfield and transfer of manufacturing to Scottsdale. Transitional idle capacity resulted from our restructuring activities which involved the closure and consolidation of certain manufacturing facilities. Transitional idle capacity relates to unused manufacturing capacity and non-productive manufacturing expenses during the period from when shutdown activities commence to when a facility is closed.

Selling, general and administrative expenses increased $4.0 million from $14.4 million for Q1 2006 to $18.4 million for Q1 2007. The increase was primarily related to the addition of PPG operations, which were acquired in Q3 2006 and an increase in stock compensation expense of approximately $1.6 million.

Research and development expense increased $3.7 million from $5.1 million in Q1 2006 to $8.8 million in Q1 2007, primarily due to additional research and development expense incurred at Power Products Group and increase in employee benefits.

Amortization expense of intangible assets increased $1.8 million from $0.2 million in Q1 2006 to $2.0 million in Q1 2007 from amortization expense on intangible assets acquired in the PPG acquisition.

Cash and cash equivalents in Q1 2006 were $113.0 million compared to $165.3 million Q1 2007; consequently, we had $0.6 million higher interest income in Q1 2007 compared to Q1 2006.

The effective tax rates were 31.0% for Q1 2006 and 31.5% for Q1 2007. The Q1 2007 effective tax rate was favorably impacted by our tax planning program and a benefit of approximately $0.5 million from the reinstatement of the R&D tax credit retroactive to January 1, 2006.

CAPITAL RESOURCES AND LIQUIDITY

In Q1 2007, we financed our operations with cash from operations.

Net cash provided by operating activities decreased $1.0 million from $3.4 million in Q1 2006 to $2.4 million in Q1 2007. The decrease in cash flow from operating activities was primarily a result of the decrease in income and increase in inventory, partially offset by an increase in depreciation and amortization related to the PPG acquisition, expense related to stock option compensation and an increase in income taxes payable.

Accounts receivable increased $2.2 million from $70.3 million at October 1, 2006 to $72.5 million at December 31, 2006. The increase in receivables was due to timing of shipments in Q1 2007 versus Q4 2006.

Inventories increased $6.8 million from $88.6 million at October 1, 2006 to $95.4 million at December 31, 2006. We had higher inventory levels to support higher anticipated net sales and moved to a stocking position on certain high reliability parts in our Scottsdale and Lawrence facilities.

Other current assets, including assets held for disposition, increased $4.4 million, from $8.2 million at October 1, 2006 to $12.6 million at December 31, 2006. The increase was due to higher prepaid expenses, primarily related to insurance premiums. In addition, approximately $1.3 million of the increase related to assets held for disposition at our Santa Ana, California and Montgomeryville, Pennsylvania facilities.

Current liabilities decreased $1.8 million from $52.0 million at October 1, 2006 to $50.2 million at December 31, 2006. The decrease was primarily due to payments of employee profit sharing and severance, partially offset by an increase in accrued liabilities and income taxes payable.

Net cash used in investing activities was $2.5 million and $4.5 million in Q1 2006 and Q1 2007, respectively, primarily from the purchase of property and equipment.

Net cash provided by financing activities was $14.0 million and $2.0 million in Q1 2006 and Q1 2007, respectively. The decrease of $12.0 million related primarily to the decrease in proceeds from stock option exercises and the related tax benefits.

We had $165.4 million and $165.3 million in cash and cash equivalents at October 1, 2006 and December 31, 2006, respectively.

Current ratios were 6.7 to 1 and 7.2 to 1 at October 1, 2006 and December 31, 2006, respectively.

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings will be used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated, or even a small fraction of this amount or nothing at all. As of December 31, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $74.6 million was available under this credit facility. As of December 31, 2006, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Broomfield and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures expected in the current fiscal year. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of December 31, 2006, we had no material commitments for capital expenditures.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly owned subsidiary of Microsemi. The Merger Agreement provides for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.8 million and a cash payment of approximately $170.0 million. We financed this transaction with cash on hand and through additional borrowings of $18.0 million on our credit line.

The following table summarizes our contractual payment obligations and commitments as of December 31, 2006:

	Payments due by period (in 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,222	$303	$611	$612	$5,287	$(3,591)
Operating leases	20,621	4,858	7,927	4,222	3,614	—
Purchase obligations	23,699	18,292	4,908	442	57	—
Other long-term liabilities	697	52	132	122	391	—

Total	$48,239	$23,505	$13,578	$5,398	$9,349	$(3,591)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS No. 157.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

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

We are setting out some of the relevant risks and uncertainties that can affect us under the heading “ITEM 1A. RISK FACTORS”. The readers must refer to these risk factors for a more complete understanding of our business and also refer to the risk factors in our previous and future filings, as well as detailed factual descriptions of or related to risks and uncertainties in the Notes to our financial statements accompanying this report.

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

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings will be used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated, or even a small fraction of this amount or nothing at all.

The New Credit Facility is subject to our satisfaction and performance of various affirmative and negative covenants. The negative covenants include, among others, limitations on material corporate transactions, borrowing, the creation of liens, sales of assets, acquisitions, mergers, and investments. There is no assurance possible that such restrictions will be waived. These covenants might, unless waived, deter some strategic corporate transactions or acquisitions that could have otherwise possibly enhanced value for our stockholders. Any real or alleged default by us under any of our obligations under the New Credit Facility could have material adverse consequences for our business and could materially adversely affect the value of an investment in our common stock.

The New Credit Facility is unsecured, which means that each of our assets is no longer subject to a lien, security interest or other encumbrance under the Terminated Credit Agreement. The obvious benefits to us include principally administrative costs and occasionally that our assets become available for disposition or other financings. However, we are subject to restrictions under the New Credit Facility against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several our subsidiaries are also parties to the New Credit Facility, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Integrated Products, Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the New Credit Facility. Unless we are in compliance with the terms of the New Credit Facility, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the New Credit Facility is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future there may be from time to time other persons who may become parties to the New Credit Facility, as lenders or otherwise.

As of December 31, 2006, $0.4 million was outstanding in the form of a letter of credit; consequently, $74.6 million was available under this credit facility. As of December 31, 2006, we were in compliance with the covenants required by our credit facility.

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

During the first quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

I tem 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Form 10-K as filed with the SEC on December 15, 2006 for our fiscal year ending October 1, 2006, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation.

Item 1A.	RISK FACTORS

In Part I, Item 1A of our most recent Form 10-K as filed on December 15, 2006 for our fiscal year ended October 1, 2006, we previously reported certain risk factors concerning our business and assets. Owners or potential owners of shares of our common stock should read and take into account such risk factors in addition to those risk factors listed herein below. The following risks are in addition to or changed from risks reported in the same item of our Form 10-K. Accordingly the list herein below is not meant to be and is not an all-inclusive list.

In addition to the risk factors described in Microsemi’s most recent Form 10-K, Microsemi’s future consolidated financial condition, consolidated financial results and the present and future prospects of each are potentially subject in material respects to one and all of the following risks and uncertainties:

We may be unable successfully to integrate acquired companies and personnel with existing operations.

Unless we integrate our acquisitions successfully with and into our businesses, our business and financial condition would be materially and adversely affected. We have in the past acquired a number of businesses or companies, additional product lines and assets. We may do so many times again. We recently acquired Advanced Power Technology, Inc. (now our Power Products Group) and more recently acquired PowerDsine, Ltd. (now part of High Performance Analog Group). We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. The market price of our common stock could be adversely affected if the effect of the merger on the Microsemi consolidated group’s financial results is dilutive or is below the market’s expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

The market price of Microsemi common stock may decline as a result of our recent acquisition of PowerDsine.

The market price of Microsemi common stock may decline as a result of the merger of Microsemi’s indirect wholly owned subsidiary with PowerDsine for a number of reasons, including if:

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

Revenues from foreign markets represent a significant portion of total revenues. Our net sales to foreign customers represented approximately 33% of net sales for fiscal years 2004, 2005 and 2006. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. Microsemi or its subsidiaries maintain facilities or contracts with entities in Korea, Japan, China, Ireland, Thailand, the Philippines, France and Taiwan, Israel and India and employ salespeople based in Portugal and the United Kingdom. There are risks inherent in doing business internationally, including:

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

None

Ite m 6.	EXHIBITS

Exhibit No.	Description
2.7	Agreement and Plan of Merger, dated as of October 24, 2006, by and among the Registrant, PowerDsine Ltd. and Pinnacle Acquisition Ltd. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) as filed on October 30, 2006.

10.111	Directors’ Compensation Policy prior to February 22, 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 5, 2006.

10.111.1	Directors’ Compensation Policy from and after February 22, 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 5, 2006.

10.112	Form of Voting Agreement. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K /A (Amendment No. 2) as filed on October 30, 2006.

10.113	Revolving Credit Agreement Dated as of December 29, 2006, between Comerica Bank, on the one hand, and the Registrant and certain subsidiaries, on the other hand. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on January 4, 2007.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 9, 2007	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.7	Agreement and Plan of Merger, dated as of October 24, 2006, by and among the Registrant, PowerDsine Ltd. and Pinnacle Acquisition Ltd. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) as filed on October 30, 2006.

10.111	Directors’ Compensation Policy prior to February 22, 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 5, 2006.

10.111.1	Directors’ Compensation Policy from and after February 22, 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on October 5, 2006.

10.112	Form of Voting Agreement. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K /A (Amendment No. 2) as filed on October 30, 2006.

10.113	Revolving Credit Agreement Dated as of December 29, 2006, between Comerica Bank, on the one hand, and the Registrant and certain subsidiaries, on the other hand. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on January 4, 2007.

31	Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002