Form 10-Q
period 2007-04-01
MICROSEMI CORP
filed 2007-05-11
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2007

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 19, 2007 was 76,268,000.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended April 1, 2007 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the six months ended April 1, 2007, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of October 1, 2006 and April 1, 2007 are included herein. These statements along with the accompanying notes should be read in their entirety.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	April 1, 2007	October 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$51,786	$165,415
Short term investments	20,402	—
Accounts receivable, net of allowance for doubtful accounts of $3,285 and $1,150 at April 1, 2007 and October 1, 2006, respectively	74,828	70,260
Inventories	104,833	88,643
Deferred income taxes	13,872	13,482
Other current assets, including assets held for disposition	15,881	8,223

Total current assets	281,602	346,023
Property and equipment, net	69,489	65,018
Deferred income taxes	1,126	—
Goodwill	175,640	51,546
Other intangible assets, net	65,185	45,253
Long term investments	33,937	—
Other assets, including restricted cash	6,756	2,150

TOTAL ASSETS	$633,735	$509,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturity of long-term liabilities	$416	$400
Accounts payable	24,726	20,533
Accrued liabilities	33,090	25,874
Income taxes payable	1,339	5,181

Total current liabilities	59,571	51,988

Deferred income taxes	310	1,298
Long-term liabilities	42,694	3,577

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 76,261 and 71,572 at April 1, 2007 and October 1, 2006, respectively	15,245	14,316
Capital in excess of par value of common stock	410,113	324,298
Retained earnings	105,448	114,439
Accumulated other comprehensive income	354	74

Total stockholders’ equity	531,160	453,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,735	$509,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarters Ended
	April 1, 2007	April 2, 2006
Net sales	$106,677	$84,853
Cost of sales	64,839	46,712

Gross profit	41,838	38,141

Operating expenses:
Selling, general and administrative	23,243	12,870
Research and development	11,116	4,642
Amortization of intangible assets	3,895	214
Impairment of assets, restructuring and severance charges	972	520
In-process research and development	21,770	—

Total operating expenses	60,996	18,246

Operating income (loss)	(19,158)	19,895

Other income (expense):
Interest income	1,756	1,168
Interest expense	(511)	(42)
Other, net	245	—

Total other income	1,490	1,126

Income (loss) before income taxes	(17,668)	21,021
Provision for income taxes	1,917	7,378

NET INCOME (LOSS)	$(19,585)	$13,643

Earnings (loss) per share:
Basic	$(0.26)	$0.21

Diluted	$(0.26)	$0.20

Common and common equivalent shares outstanding:
Basic	75,203	65,321

Diluted	75,203	68,618

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Six Months Ended
	April 1, 2007	April 2, 2006
Net sales	$208,966	$167,012
Cost of sales	122,970	89,324

Gross profit	85,996	77,688

Operating expenses:
Selling, general and administrative	41,668	27,291
Research and development	19,940	9,719
Amortization of intangible assets	5,898	443
Impairment of assets, restructuring and severance charges	1,875	1,161
In-process research and development	21,770	—

Total operating expenses	91,151	38,614

Operating income (loss)	(5,155)	39,074

Other income (expense):
Interest income	3,238	2,016
Interest expense	(555)	(79)
Other, net	270	—

Total other income	2,953	1,937

Income (loss) before income taxes	(2,202)	41,011
Provision for income taxes	6,789	13,575

NET INCOME (LOSS)	$(8,991)	$27,436

Earnings (loss) per share:
Basic	$(0.12)	$0.42

Diluted	$(0.12)	$0.40

Common and common equivalent shares outstanding:
Basic	73,425	64,659

Diluted	73,425	68,083

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income (loss)	$(8,991)	$27,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,421	6,098
Provision for doubtful accounts	2,135	173
Loss on dispositions and retirements of assets	—	55
Excess tax benefit from stock option exercise	(819)	(8,744)
Deferred income taxes	(2,504)	—
Compensation charge for stock options and awards	4,293	—
In-process research and development	21,770	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,955)	(5,995)
Inventories	(10,602)	(6,214)
Other current assets	(5,149)	(2,144)
Deferred income taxes	—	(300)
Other assets	180	(1,696)
Accounts payable	2,400	452
Accrued liabilities	(3,273)	(3,001)
Other long term liabilities	640	—
Income taxes payable	(2,246)	9,137
Payments of accrued transaction costs	(7,656)	—

Net cash provided by operating activities	644	15,257

Cash flows from investing activities:
Purchases of property and equipment	(10,932)	(4,790)
Proceeds from sale of investments	6,498	—
Changes in other assets	1,607	2,471
Restricted cash	(3,120)	—
Acquisition costs, net of cash acquired	(157,183)	—

Net cash used in investing activities	(163,130)	(2,319)

Cash flows from financing activities:
Payments on credit facility and other long term liabilities	(49,043)	(191)
Borrowings from credit facility	85,000
Excess tax benefit - stock options	819	8,744
Exercise of stock options	12,081	18,091

Net cash provided by financing activities	48,857	26,644

Net increase (decrease) in cash and cash equivalents	(113,629)	39,582
Cash and cash equivalents at beginning of period	165,415	98,149

Cash and cash equivalents at end of period	$51,786	$137,731

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2007

1.	PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company", “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the second quarter and first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2.	INVENTORIES

Inventories were as follows (amounts in thousands):

	April 1, 2007	October 1, 2006
Raw Materials	$32,210	$26,060
Work in Progress	44,226	41,695
Finished Goods	28,397	20,888

	$104,833	$88,643

3.	OTHER CURRENT ASSETS, INCLUDING ASSETS HELD FOR DISPOSITION

Other current assets, including assets held for disposition are summarized as follows (amounts in thousands):

	April 1, 2007	October 1, 2006
Other current assets	$10,092	$3,690
Assets held for disposition	5,789	4,533

	$15,881	$8,223

We own a substantial portion of the plants and the real estate at our facilities in Santa Ana, California and Montgomeryille, Pennsylvania. We accounted for the Santa Ana facility in assets held for disposition at October 1, 2006 and both facilities in assets held for disposition at April 1, 2007.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	April 1, 2007	October 1, 2006
Goodwill	$175,640	$51,546

Other intangible assets, net
Completed technology	$54,548	$39,542
Customer relationships	9,246	4,527
Backlog	1,391	1,184

	$65,185	$45,253

5.	COMMITMENTS AND CONTINGENCIES

We entered into a $75.0 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30.0 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes. Initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. The maximum that may be borrowed is $75.0 million, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of April 1, 2007, $36.0 million was drawn on the New Credit Facility and $400,000 was outstanding in the form of a letter of credit and $38.6 million was available under the New Credit Facility. As of April 1, 2007, we were in compliance with the covenants required by our credit facility.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.-Colorado (“the Subsidiary”) had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We are involved in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

6.	LONG TERM LIABILITIES

Long term liabilities are summarized as follows (amounts in thousands):

	April 1, 2007	October 1, 2006
Advances on credit facility	$36,000	$—
Other	6,694	3,577

	$42,694	$3,577

7.	COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consisted of net income, the change of the cumulative foreign currency translation adjustment and the change in unrealized gains and losses in investments classified as available for sale. Accumulated other comprehensive income consisted of the cumulative foreign currency translation adjustment and net unrealized gain in investments classified as available for sale.

Total comprehensive income for the quarters and six months ended April 1, 2007 and April 2, 2006 were calculated as follows (amounts in thousands):

	Quarters Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income (loss)	$(19,585)	$13,643	$(8,991)	$27,436
Net unrealized gain in investments	163	—	163	—
Translation adjustment	(57)	(3)	117	7

Comprehensive income (loss)	$(19,479)	$13,640	$(8,711)	$27,443

8.	EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters and six months ended April 1, 2007 and April 2, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
BASIC
Net income (loss)	$(19,585)	$13,643	$(8,991)	$27,436

Weighted-average common shares outstanding for basic	75,203	65,321	73,425	64,659

Basic earnings (loss) per share	$(0.26)	$0.21	$(0.12)	$0.42

DILUTED
Net income (loss)	$(19,585)	$13,643	$(8,991)	$27,436

Weighted-average common shares outstanding for basic	75,203	65,321	73,425	64,659
Dilutive effect of stock awards	—	3,297	—	3,424

Weighted-average common shares outstanding on a diluted basis	75,203	68,618	73,425	68,083

Diluted earnings (loss) per share	$(0.26)	$0.20	$(0.12)	$0.40

For the quarter and six months ended April 2, 2006, approximately 140,000 and 70,000 options, respectively, were excluded in the computation of diluted EPS as these options would have been anti-dilutive. For the quarter and six months ended April 1, 2007, all stock awards were excluded from the computation of diluted EPS as we incurred a net loss in both of these periods.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS No. 159.

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

10.	STOCK-BASED COMPENSATION

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of April 1, 2007, we have granted options under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At April 1, 2007, there were approximately 3,153,000 shares available for grant under the Plan.

Compensation expense for the six months ended April 2, 2006 and April 1, 2007 for stock options granted and converted was calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Options granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Six months Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
April 1, 2007
Option grants	2,855,900	$19.18	$6.54	4.7%	0.00%	3.0	42.6%
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.00%	0.8	37.6%
April 2, 2006
Option grants	163,200	$29.84	$13.91	4.5%	0.00%	3.6	58.4%

Converted PowerDsine options were issued in connection with the acquisition of PowerDsine, Ltd. In addition, Microsemi converted PowerDsine restricted stock awards into approximately 57,000 Microsemi restricted stock awards. These awards were valued at $17.88 per award, the closing price of Microsemi common stock one day prior to the close of the acquisition. See Note 14.

Expected term was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and non-executive employees. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected term of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

11.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high performance analog/mixed signal integrated circuits and power and high reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air/space, defense, industrial/semicap, medical, mobile connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net Sales:
United States	$53,088	$74,748	$122,089	$147,446
Europe	14,556	8,775	27,221	16,995
Asia	39,033	1,330	59,656	2,571

Total	$106,677	$84,853	$208,966	$167,012

Commercial Air / Space	$20,268	$19,660	$40,726	$37,727
Defense	32,004	32,077	64,736	60,302
Industrial / Semicap	12,801	4,526	27,121	8,953
Medical	14,935	12,764	27,210	27,359
Mobile Connectivity	16,001	4,619	25,207	8,779
Notebook / LCD TVs / Display	10,668	11,207	23,966	23,892

Total	$106,677	$84,853	$208,966	$167,012

	April 1, 2007	October 1, 2006
Long lived assets:
United States	$64,979	$62,548
Europe	1,295	1,335
Asia	3,215	1,135

Total	$69,489	$65,018

12.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 7% and 6% of our net sales in the first six months of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $476,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	—	476	476
Cash expenditures	(35)	(476)	(511)

Balance at April 1, 2007	$845	$—	$845

Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 1% of our net sales in the first six months of fiscal years 2006 and 2007. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,505,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 1, 2006	$1,480
Provisions	173
Cash expenditures	(370)

Balance at April 1, 2007	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp.- Power Products Group (“PPG”) in April 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $168,000 in severance expense in accordance with FAS 146 and $200,000 in lease termination fees.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	$—	$356
Provisions	168	200	368
Cash expenditures	(291)	—	(291)

Balance at April 1, 2007	$233	$200	$433

In the first quarter of 2007, in accordance with FAS 146, we recorded $612,000 in severance expense incurred in planning for the integration of PowerDsine (see Note 14). The severance payments cover approximately 30 employees and substantially all payments were made by the end of the second quarter of 2007.

13.	SHORT AND LONG TERM INVESTMENTS

At April 1, 2007, our investments were in marketable debt securities. The aggregate fair value of short term and long term investments was $54,339,000 and the gross unrealized holding gains and losses were $18,000 and $194,000, respectively. At April 1, 2007, marketable debt securities mature as follows (amounts in thousands):

Maturing	Government Agencies	Corporate Debt Securities	Total
Within 1 year	$16,418	$3,984	$20,402
1 to 2 years	17,484	5,950	23,434
2 to 3 years	9,482	1,021	10,503

	$43,384	$10,955	$54,339

We account for these investments as available for sale and recognize an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As the contractual cash flows of these investments are either guaranteed by the U.S government or agency of the U.S government or were issued by highly rated corporations, based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of April 1, 2007.

14.	ACQUISITION

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

The total estimated purchase price is as follows (amounts in thousands):

Cash consideration to PowerDsine stockholders	$169,997
Estimated direct transaction fees and expenses	3,361
Fair value of 3,085 Microsemi shares issued to PowerDsine stockholders	56,953
Fair value of vested equity awards assumed by Microsemi	11,138

Total consideration	$241,449

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

Cash and cash equivalents	$16,274
Short term investments	20,356
Accounts receivable, net	3,748
Inventories	5,588
Other current assets	1,811
Investments in marketable securities	42,350
Property and equipment, net	1,868
Goodwill	123,870
Intangible assets, net	25,780
In process research & development	21,770
Accounts payable	(1,793)
Accrued liabilities	(10,049)
Accrued transaction costs	(7,656)
Other liabilities	(2,468)

$241,449

Other intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$18,890	4
Backlog	1,630	1
Customer relationships	3,220	4
Trade name	2,040	5

	$25,780

Identification and allocation of value to the identified intangible assets was based on the provisions of Statement of Financial Accounting Standard No. 141, “Business Combinations,” (“FAS 141”). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives are based on guidance from FAS 141. The useful lives of completed technologies rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of trade name was estimated based on the period in which a benefit could be ascribed to the PowerDsine trade name.

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

In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $21,770,000 preliminarily allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes which has impacted our effective tax rate for the three and six months ended April 1, 2007.

IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine’s management provided a revenue forecasts for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 17.6%, five percentage points higher than the PowerDsine’s cost of capital.

The following pro forma data summarizes the results of operations for the periods ended April 2, 2006 and April 1, 2007 as if the mergers with PowerDsine and Advanced Power Technology, Inc. (“APT”) had been completed on October 3, 2005 and October 2, 2006. These unaudited pro forma data have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of the dates indicated, nor of future results of operations. These unaudited pro forma data report actual operating results, adjusted to include the pro forma effect of, among others, elimination of sales and cost of sales between APT and Microsemi, manufacturing profit in ending inventory, amortization expense of identified intangible assets, stock option compensation from converted PowerDsine and APT options, foregone interest income, additional interest expense and the related tax effect of these items (amounts in thousands, except per share data):

	Quarters Ended		Six-Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net sales	$106,677	$111,436	$217,504	$219,458
Net income	$1,343	$8,078	$(21,930)	$(13,371)
Earnings per share
Basic	$0.02	$0.11	$(0.29)	$(0.18)
Diluted	$0.02	$0.11	$(0.28)	$(0.18)

Pro forma net loss and loss per share for the quarters and six months ended April 2, 2006 and April 1, 2007 include IPR&D charges from the PowerDsine and APT acquisitions of $21,770,000 and $15,300,000, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced in our most recent Annual Report on Form 10-K, in its entirety. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first six months of fiscal years 2006 or 2007. We also serve a variety of end markets, which we generally classify as follows:

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

•

Mobile / Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (MMIC) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet, a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook/ LCD TV/ Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (CCFL) controllers, LED drivers, visible light sensors, pulse width modulator controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

We have been integrating the management of our various operations, as demonstrated by the integration of our recent acquisitions. Production has been transferred between our facilities to share resources and technology, as well as, to more efficiently produce our products. We make best use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same project, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

CAPACITY ENHANCEMENT OPTIMIZATION PROGRAM

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”).

Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 7% and 6% of our net sales in the first six months of fiscal years 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $476,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	—	476	476
Cash expenditures	(35)	(476)	(511)

Balance at April 1, 2007	$845	$—	$845

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Broomfield will continue operations until December 2007 to service customer requirements.

Ireland has approximately 60 manufacturing employees and occupies a 62,500 square foot owned facility. Ireland accounted for approximately 1% of our net sales in the first six months of fiscal years 2006 and 2007. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,505,000, in accordance with FAS 112. The severance payments cover approximately 46 employees, including 5 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

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

The following table reflects the activities related to the consolidation of Ireland and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 1, 2006	$1,480
Provisions	173
Cash expenditures	(370)

Balance at April 1, 2007	$1,283

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp. - Power Products Group (“PPG”) in April 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $168,000 in severance expense in accordance with FAS 146 and $200,000 related to lease termination fee.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	$—	$356
Provisions	168	200	368
Cash expenditures	(291)	—	(291)

Balance at April 1, 2007	$233	$200	$433

In the first quarter of 2007, in accordance with FAS 146, we recorded $612,000 in severance expense incurred in planning for the integration of PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of the second quarter of 2007.

ACQUISITION

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 1, 2007 COMPARED TO THE QUARTER ENDED APRIL 2, 2006.

Net sales increased $21.8 million or 26% from $84.9 million for the second quarter of fiscal year 2006 (“Q2 2006”) to $106.7 million for the second quarter of fiscal year 2007 (“Q2 2007”). Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q2 2006 and Q2 2007 is approximately as follows (amounts in thousands):

	Q2 2007	Q2 2006
Commercial Air / Space	$20,268	$19,660
Defense	32,004	32,077
Industrial / Semicap	12,801	4,526
Medical	14,935	12,764
Mobile / Connectivity	16,001	4,619
Notebook / LCD TV / Display	10,668	11,207

	$106,677	$84,853

Sales in the commercial air / space end market increased $0.6 million from $19.7 million in Q2 2006 to $20.3 million in Q2 2007. Shipments in Q2 2007 did not show material growth compared to the prior year quarter; however, we believe that demand in this end market remains strong, driven by strong order rates for commercial aircraft in Asia and in North America that has been caused, to a significant degree, by low cost carriers increasing their order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems is particularly robust.

Sales in the defense end market were $32.1 million in Q2 2006 and $32.0 million in Q2 2007. Sales in this end market have continued to be solid, based on the strength of new programs along with contribution from PPG, which we acquired in our third quarter of 2006. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see an increase in sales towards the second half of the fiscal year.

Sales in the industrial / semicap market increased $8.3 million from $4.5 million in Q2 2006 to $12.8 million in Q2 2007, due largely to the addition of PPG with its switching products for semiconductor capital equipment markets. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market increased $2.1 million, from $12.8 million in Q2 2006 to $14.9 million in Q2 2007. The contributions of PPG in Q2 2007 from MRI business and an improving defibrillator business were the primary drivers for this increase. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed compared to the prior year first quarter, based on our current bookings and expected government approvals of our customers’ products, we expect the implantable medical business to continue to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $11.4 million, from $4.6 million in Q2 2006 to $16.0 million in Q2 2007. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine business, which we acquired in Q2 2007.

Sales in the notebook / LCD television / display end market decreased $0.5 million, from $11.2 million in Q2 2006 to $10.7 million in Q2 2007. Declines in hard disk drive and notebook demand, as well as some lower margin business that we exited in the quarter, contributed to the decrease. The weakness was partially offset by strong LCD TV market demand. This market is expected to improve as the industry demand and new products ramp in the latter half of this year.

An estimated breakout of net sales by originating geographic area for Q2 2006 and Q2 2007 is approximately as follows (amounts in thousands):

	Q2 2007	Q2 2006
United States	$53,088	$74,748
Europe	14,556	8,775
Asia	39,033	1,330

Total	$106,677	$84,853

Between Q2 2006 and Q2 2007, net sales originating from the United States decreased $21.7 million while net sales originating from Asia increased $37.7 million. This changes were due primarily to our decision to shift shipments from our locations in Asia directly to our customers rather than though our locations in the United States. Sales in Asia also increased due to the contributions of PowerDsine, which we acquired in Q2 2007. Sales originating in Europe increased $5.8 million, primarily due to shipments from PPG’s facility in Europe that we acquired in Q3 2006.

On April 26, 2007, we announced that for the third quarter of fiscal year 2007, we expected our net sales will increase between 4% and 6% sequentially. We expect that the strong demand for our products for commercial air / space, defense, medical, mobile / connectivity and notebooks / LCD TV / display end markets will continue during fiscal year 2007.

Gross profit increased $3.7 million, from $38.1 million (45.0% of sales) for Q2 2006 to $41.8 million (39.2% of sales) for Q2 2007. The increase in gross profit was due primarily to the addition of PPG and PowerDsine and offset primarily by costs associated with transferring and consolidating manufacturing operations. In Q2 2007, cost of sales also included $0.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PowerDsine acquisition was sold to customers.

Selling, general and administrative expenses increased $10.3 million from $12.9 million for Q2 2006 to $23.2 million for Q2 2007. The primary increases were approximately $5.4 million related to the addition of PPG and PowerDsine operations, an increase in stock based compensation expense of $2.7 million and a $1.5 million increase in bad debt expense.

Research and development expense increased $6.5 million from $4.6 million in Q2 2006 to $11.1 million in Q2 2007, primarily due to the addition of research and development expenses incurred at PPG and PowerDsine; both were acquired after Q2 2006.

We incurred a $21.8 million charge for in-process research and development (“IPR&D”) in Q2 2007. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $3.7 million from $0.2 million in Q2 2006 to $3.9 million in Q2 2007 from amortization expense on intangible assets acquired in the PPG and PowerDsine acquisitions.

Interest income was $0.6 million higher in Q2 2007 compared to Q2 2006. This was the result of higher average balances in cash, cash equivalents and investments during Q2 2007 versus Q2 2006. In addition, a higher proportion of interest income earned in Q2 2007 was on taxable investments, which typically earn a higher interest rate, versus non-taxable investments.

Interest expense was $0.5 million higher in Q2 2007 versus Q2 2006 primarily due to interest expense on borrowings under our credit facility.

Though we incurred loss before taxes in Q2 2007, we had income tax expense, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 1, 2007 COMPARED TO THE SIX MONTHS ENDED APRIL 2, 2006.

Net sales increased $42.0 million or 25% from $167.0 million for the six months ended April 2, 2006 (“2006 YTD”) to $209.0 million for the six months ended April 1, 2007 (“2007 YTD”). Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2006 YTD and 2007 YTD is approximately as follows (amounts in thousands):

	2007 YTD	2006 YTD
Commercial Air / Space	$40,726	$37,727
Defense	64,736	60,302
Industrial / Semicap	27,121	8,953
Medical	27,210	27,359
Mobile / Connectivity	25,207	8,779
Notebook / LCD TV / Display	23,966	23,892

	$208,966	$167,012

Sales in the commercial air / space end market increased $3.0 million from $37.7 million in 2006 YTD to $40.7 million in 2007 YTD. We believe that demand in this end market remains strong, driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers, which has caused, to a significant degree, increasing order rates from aircraft manufacturers accordingly. Additionally, demand for commercial satellites and radar systems is particularly robust.

Sales in the defense end market increased $4.4 million from $60.3 million in 2006 YTD to $64.7 million in 2007 YTD. Sales in this end market have continued to be solid, based on the strength of new programs along with contribution from PPG in 2007 YTD which was acquired in our third quarter of 2006. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see an increase in sales towards the second half of the fiscal year.

Sales in the industrial / semicap market increased $18.1 million from $9.0 million in 2006 YTD to $27.1 million in 2007 YTD, due largely to the addition of PPG with its switching products for semiconductor capital equipment markets. Other areas of growth are in solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market decreased $0.2 million, from $27.4 million in 2006 YTD to $27.2 million in 2007 YTD. The contributions of PPG in 2007 YTD from MRI business were offset by a slowdown from the prior year second quarter in our implantable medical device business due primarily to implantable cardiac defibrillator product recalls. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device. While the implantable medical device business slowed slightly verses the prior year, we expect the implantable medical business to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $16.4 million, from $8.8 million in 2006 YTD to $25.2 million in 2007 YTD. Sales in this end market have grown due primarily to the power-over-ethernet business of PowerDsine, which we acquired in Q2 2007.

Sales in the notebook / LCD television / display end market increased $0.1 million, from $23.9 million in 2006 YTD to $24.0 million in 2007 YTD. Declines in hard disk drive and notebook demand, as well as some lower margin business that we exited in the quarter, contributed to the decrease. The weakness was offset by strong LCD TV market demand. This market is expected to improve as the industry demand and new products ramp in the latter half of this year.

An estimated breakout of net sales by originating geographic area for 2006 YTD and 2007 YTD is approximately as follows (amounts in thousands):

	2007 YTD	2006 YTD
United States	$122,089	$147,446
Europe	27,221	16,995
Asia	59,656	2,571

Total	$208,966	$167,012

Between 2006 YTD and 2007 YTD, net sales originating from the United States decreased $25.4 million while net sales originating from Asia increased $57.1 million. This changes were due primarily to our decision to shift shipments from our locations in Asia directly to our customers rather than though our locations in the United States. Sales in Asia also increased due to the contributions of PowerDsine, which we acquired in Q2 2007. Sales originating in Europe increased $10.2 million, primarily due to shipments from PPG’s facility in Europe that we acquired in Q3 2006.

Gross profit increased $8.3 million, from $77.7 million (46.5% of sales) for 2006 YTD to $86.0 million (41.1% of sales) for 2007 YTD. The increase in gross profit was due primarily to the addition of PPG and PowerDsine and offset primarily by costs associated with transferring and consolidating manufacturing operations. In 2007 YTD, cost of sales also included $0.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PowerDsine acquisition was sold to customers.

Selling, general and administrative expenses increased $14.4 million from $27.3 million for 2006 YTD to $41.7 million for 2007 YTD. The primary increases were approximately $8.3 million related to the addition of PPG and PowerDsine operations, an increase in stock based compensation expense of $3.2 million, and a $1.5 million increase in bad debt expense.

Research and development expense increased $10.2 million from $9.7 million in 2006 YTD to $19.9 million in 2007 YTD, primarily due to the addition of research and development expense incurred at PPG and PowerDsine; both were acquired after Q2 2006.

We incurred a $21.8 million charge for in-process research and development (“IPR&D”) in 2007 YTD. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $5.5 million from $0.4 million in 2006 YTD to $5.9 million in 2007 YTD from amortization expense on intangible assets acquired in the PPG and PowerDsine acquisitions.

Interest income was $1.2 million higher in 2007 YTD compared to 2006 YTD. This was the result of higher average balances in cash, cash equivalents and investments during 2007 YTD versus 2006 YTD. Compared to 2006 YTD, a higher proportion of interest income earned in 2007 YTD was on taxable investments, which typically earn a higher interest rate, versus non-taxable investments.

Interest expense was $0.5 million higher in 2007 YTD versus 2006 YTD primarily due to interest expense on borrowings of our credit facility.

Though we incurred loss before taxes in 2007 YTD, we had income tax expense, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development.

CAPITAL RESOURCES AND LIQUIDITY

In 2007 YTD, we financed our operations with cash from operations.

Net cash provided by operating activities was $15.3 million and $0.6 million in 2006 YTD and 2007 YTD, respectively. 2007 YTD net loss of $9.0 million was offset by a non-cash acquisition related IPR&D charge of $21.8 million, depreciation and amortization expense of $13.4 million, as well, as changes in accounts receivable, inventories, other current assets and current liabilities, as described below. In addition, we paid $7.7 million of acquisition-related transaction costs that were accrued by PowerDsine prior to the acquisition.

Accounts receivable increased $4.5 million from $70.3 million at October 1, 2006 to $74.8 million at April 1, 2007. The increase in receivables was due to our acquisition of PowerDsine, partially offset by lower shipments excluding PowerDsine in Q2 2007 versus Q4 2006.

Inventories increased $16.2 million from $88.6 million at October 1, 2006 to $104.8 million at April 1, 2007. Inventory increased due to our acquisition of PowerDsine and higher inventory levels to support higher anticipated net sales and inventory that was moved to a higher stocking position on certain high reliability parts in our Scottsdale and Lawrence facilities.

Other current assets, including assets held for disposition, increased $7.7 million, from $8.2 million at October 1, 2006 to $15.9 million at April 1, 2007. The increase was due to higher prepaid expenses, primarily related to insurance premiums and prepaid income tax. In addition, approximately $1.3 million of the increase related to assets held for disposition at our Santa Ana, California and Montgomeryville, Pennsylvania facilities.

Current liabilities increased $7.6 million from $52.0 million at October 1, 2006 to $59.6 million at April 1, 2007. The increase was due to our acquisition of PowerDsine, partially offset by payments of income tax, employee profit sharing and severance.

Net cash used in investing activities was $2.3 million and $163.1 million in 2006 YTD and 2007 YTD, respectively. 2007 YTD primarily consisted of $157.2 million of PowerDsine acquisition costs, net of cash acquired, the purchase of property and equipment and the transfer of cash into an escrow account related to converted unvested PowerDsine restricted share awards, partially offset by the sale of investments in marketable securities.

Net cash provided by financing activities was $26.6 million and $48.9 million in 2006 YTD and 2007 YTD, respectively. The increase of $22.3 million related primarily to the net proceeds from borrowings on our credit facility and offset by a decrease in proceeds from stock option exercises and the related tax benefits.

We had $165.4 million and $51.8 million in cash and cash equivalents at October 1, 2006 and April 1, 2007, respectively. At April 1, 2007, short and long-term investments in marketable securities were $20.4 million and $33.9 million. These investments were originally acquired in the PowerDsine acquisition. There were no corresponding balances at October 1, 2006.

Current ratios were 6.7 to 1 and 4.7 to 1 at October 1, 2006 and April 1, 2007, respectively.

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings will be used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based

Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of April 1, 2007, $36.0 million was drawn on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $38.6 million was available under this credit facility. As of April 1, 2007, we were in compliance with the covenants required by our credit facility.

The estimated cost to consolidate the Broomfield and Ireland plants will be between $6.0 million to $8.0 million and $3.0 million to $4.0 million, respectively, with substantial expenditures expected in the current fiscal year. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

As of April 1, 2007, we had no material commitments for capital expenditures.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

The following table summarizes our contractual payment obligations and commitments as of April 1, 2007:

	Payments due by period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,221	$304	$609	$610	$5,286	$(3,588)
Operating leases	18,784	6,048	8,892	3,685	159	—
Purchase obligations	27,243	21,893	4,908	442	—	—
Other long-term liabilities	39,889	112	39,353	133	291	—

Total	$89,137	$28,357	$53,762	$4,870	$5,736	$(3,588)

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS No. 159.

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

Adverse changes to our results could result from any number of factors, including but not limited to fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, potential accounting charges or write offs, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties upon whom we rely in our business or operations.

The inclusion of forward-looking information should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved.

We are setting out some of the relevant risks and uncertainties that can affect us in Part II under the heading “Item 1A. RISK FACTORS”. The readers must refer to these risk factors for a more complete understanding of our business and also refer to the risk factors in our previous and future filings, as well as detailed factual descriptions of or related to risks and uncertainties in the Notes to our financial statements accompanying this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, or the stock market. We are exposed to various market risks, which are related to changes in certain foreign currency exchange rates and changes in certain interest rates.

We conduct business in a number of foreign currencies, principally those of Europe and Asia, directly or through our foreign operations. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of these foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business and these currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Nonetheless, foreign currency fluctuations relative to the U.S. dollar have tended to increase in recent years. There can be no assurance that those currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Our largest foreign currency exposure results from activity in Israeli Shekels, British Pounds and the European Union Euro. We have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading or speculative purposes or to hedge exposure to interest rate risks. Our financial instruments consist primarily of cash, accounts receivable, debt obligations of various governmental agencies and corporations, accounts payable and advances on our revolving credit agreement. Our exposure to market risk for changes in interest rates relates primarily to our investments and short-term obligations. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of our investments, relatively short effective maturities of the debt instruments and relative liquidity of our investments, we believe that interest rate risk is mitigated. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. Accordingly, we have not engaged in transactions intended to hedge our exposure to changes in interest rates.

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated April 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes. Initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated.

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

The New Credit Facility is unsecured, which means that each of our assets is no longer subject to a lien, security interest or other encumbrance under the Terminated Credit Agreement. The obvious benefits to us include principally administrative costs and occasionally that our assets become available for disposition or other financings. However, we are subject to restrictions under the New Credit Facility against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the New Credit Facility, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Integrated Products, Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the New Credit Facility. Unless we are in compliance with the terms of the New Credit Facility, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the New Credit Facility is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future there may be from time to time other persons who may become parties to the New Credit Facility, as lenders or otherwise.

As of April 1, 2007, $36.0 million was drawn on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $38.6 million was available under our credit facility. As of April 1, 2007, we were in compliance with the covenants required by our credit facility.

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

During the second quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unless we integrate our acquisitions successfully with and into our businesses, our business and financial condition would be materially and adversely affected. We have in the past acquired a number of businesses or companies, additional product lines and assets. We may do so many times again. We recently acquired Advanced Power Technology, Inc. and more recently acquired PowerDsine, Ltd. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. The market price of our common stock could be adversely affected if the effect of the mergers on the Microsemi consolidated group’s financial results is dilutive or is below the market’s expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

Revenues from foreign markets represent a significant portion of total revenues. Our net sales to foreign customers represented approximately 33% of net sales for fiscal years 2004, 2005 and 2006. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. Microsemi or its subsidiaries maintain facilities or contracts with entities in Korea, Japan, China, Ireland, Thailand, the Philippines, France and Taiwan, Macau, Israel and India and employ salespeople based in Portugal and the United Kingdom. There are risks inherent in doing business internationally, including:

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

Microsemi’s manufacturing processes are complex and specialized. Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies and our ability to realize cost savings.

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

We have not been able to provide the volume of certain products desired by our customers.

Our inability to fulfill all of our customer demand is due both to unexpected order volumes and long lead-times with regard to our manufacturing and testing of certain high reliability products. The lead-time for manufacture and testing of high reliability products can be many months. In response to this demand, we expect to increase our capital expenditures for current production facilities as well as to increase expenses for personnel. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. Manufacturing delays may result in lower than anticipated revenues. If our shipping dates are in excess of the time certain customers will wait for our products, we could lose future sales and fail to realize all of our current backlog.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on February 21, 2007.

(b)	Names and personal information about the nominees to the Board of Directors were included in the Definitive Proxy Statement as filed with the SEC on January 19, 2007.

(c)	On Proposal 1, the votes received by each of the nominees to the Board of Directors were as follows:

	For	Abstained
Dennis R. Leibel	67,197,175	280,979
James J. Peterson	67,258,177	219,977
Thomas R. Anderson	67,194,175	283,979
William E. Bendush	67,194,175	282,611
William L. Healey	67,066,309	411,845
Paul F. Folino	67,258,291	219,863
Matthew E. Massengill	67,258,308	219,846

On Proposal 2, the votes on ratifying the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to audit our financial statements were as follows:

For	Against	Abstain
66,295,334	1,173,519	9,301

(d) None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No.	Description

10.13.2	Automatic Annual Additions to the 1987 Plan 2005 – 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.97.1	Microsemi Corporation Cash Bonus Plan effective March 29, 2007. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.97.2	Microsemi Corporation 2007 Executive Cash Bonus Plan. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.114	Form of Notice of Restricted Stock Award and Restricted Stock Agreement. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

       The Company entered into the following agreement in this form:

Date of Agreement	Grantee	Number of Shares	Vesting
April 2, 2007	Ralph Brandi	100,000	April 2, 2009

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

*	Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: May 11, 2007	By:	/s/ David R. Sonksen
David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the Registrant)

/s/ John W. Hohener
John W. Hohener Vice President - Finance (Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.13.2	Automatic Annual Additions to the 1987 Plan 2005 – 2006. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.97.1	Microsemi Corporation Cash Bonus Plan effective March 29, 2007. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.97.2	Microsemi Corporation 2007 Executive Cash Bonus Plan. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

10.114	Form of Notice of Restricted Stock Award and Restricted Stock Agreement. Incorporated by reference to the like-numbered Exhibit to the Registrant’s Current Report on Form 8-K as filed on April 4, 2007.*

       The Company entered into the following agreement in this form:

Date of Agreement	Grantee	Number of Shares	Vesting
April 2, 2007	Ralph Brandi	100,000	April 2, 2009

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

*	Indicates a management compensatory plan or arrangement.