Form 10-Q
period 2007-07-01
MICROSEMI CORP
filed 2007-08-10
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2007

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on August 3, 2007 was 76,630,943.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended July 1, 2007 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statements of cash flows for the nine months ended July 1, 2007, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of July 1, 2007 and October 1, 2006 are included herein. These statements along with the accompanying notes must be read in their entirety.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	July 1, 2007	October 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$82,236	$165,415
Accounts receivable, net of allowance for doubtful accounts of $1,375 and $1,150 at July 1, 2007 and October 1, 2006, respectively	74,946	70,260
Inventories	115,577	88,643
Deferred income taxes	13,936	13,482
Other current assets, including assets held for disposition	13,037	8,223

Total current assets	299,732	346,023

Property and equipment, net	69,590	65,018
Deferred income taxes	1,020	—
Goodwill	175,353	51,546
Other intangible assets, net	61,290	45,253
Other assets, including restricted cash	6,745	2,150

TOTAL ASSETS	$613,730	$509,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturity of long-term liabilities	$372	$400
Accounts payable	27,308	20,533
Accrued liabilities	30,391	25,874
Income taxes payable	—	5,181

Total current liabilities	58,071	51,988

Deferred income taxes	—	1,298
Long-term liabilities	7,801	3,577

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 76,546 and 71,572 at July 1, 2007 and October 1, 2006, respectively	15,309	14,316
Capital in excess of par value of common stock	417,819	324,298
Retained earnings	114,159	114,439
Accumulated other comprehensive income	571	74

Total stockholders’ equity	547,858	453,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,730	$509,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarters Ended
	July 1, 2007	July 2, 2006
Net sales	$113,553	$100,221
Cost of sales	65,918	56,748

Gross profit	47,635	43,473

Operating expenses:
Selling, general and administrative	22,101	14,238
Research and development	10,577	6,678
Amortization of intangible assets	3,895	1,403
Impairment of assets, restructuring and severance charges	(1,227)	1,137
(Gain)/loss on dispositions/retirements of assets	253	(15)
In-process research and development	—	15,300

Total operating expenses	35,599	38,741

Operating income	12,036	4,732

Other income (expense):
Interest income	888	1,313
Interest expense	(295)	(41)
Other, net	(271)	19

Total other income	322	1,291

Income before income taxes	12,358	6,023

Provision for income taxes	3,647	5,906

NET INCOME	$8,711	$117

Earnings per share:
Basic	$0.11	$0.00

Diluted	$0.11	$0.00

Common and common equivalent shares outstanding:
Basic	76,367	69,397

Diluted	78,564	72,006

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Nine Months Ended
	July 1, 2007	July 2, 2006
Net sales	$322,519	$267,233
Cost of sales	188,888	146,072

Gross profit	133,631	121,161

Operating expenses:
Selling, general and administrative	63,772	41,497
Research and development	30,517	16,397
Amortization of intangible assets	9,793	1,846
Impairment of assets, restructuring and severance charges	648	2,298
Loss on dispositions/retirements of assets	250	17
In-process research and development	21,770	15,300

Total operating expenses	126,750	77,355

Operating income	6,881	43,806

Other income (expense):
Interest income	4,126	3,329
Interest expense	(850)	(120)
Other, net	(1)	19

Total other income	3,275	3,228

Income before income taxes	10,156	47,034

Provision for income taxes	10,436	19,481

NET INCOME (LOSS)	$(280)	$27,553

Earnings (loss) per share:
Basic	$(0.00)	$0.40

Diluted	$(0.00)	$0.38

Common and common equivalent shares outstanding:
Basic	74,407	68,569

Diluted	74,407	71,721

The accompanying notes are an integral part of these statements

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income (loss)	$(280)	$27,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,322	10,846
Provision for doubtful accounts	225	527
Loss on dispositions and retirements of assets	250	17
Excess tax benefit from stock option exercise	(1,252)	(9,189)
Deferred income taxes	(2,772)	—
Compensation charge for stock options and awards	7,068	515
In-process research and development	21,770	15,300
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,163)	(5,734)
Inventories	(21,346)	(8,934)
Other current assets	(2,061)	(2,233)
Other assets	(117)	93
Accounts payable	4,982	(1,416)
Accrued liabilities	(5,474)	(3,155)
Other long term liabilities	636	—
Income taxes payable	(1,242)	14,231
Payments of accrued transaction costs	(7,656)	—

Net cash provided by operating activities	12,890	38,421

Cash flows from investing activities:
Purchases of property and equipment	(15,101)	(7,927)
Proceeds from sale of investments	63,045	15,951
Changes in other assets	(1,334)	3,028
Restricted cash	(3,120)	—
Acquisition costs, net of cash acquired	(157,392)	(23,894)

Net cash used in investing activities	(113,902)	(12,842)

Cash flows from financing activities:
Payments on credit facility and other long term liabilities	(88,367)	(206)
Borrowings from credit facility	89,127	—
Excess tax benefit—stock options	1,252	9,189
Exercise of stock options	15,821	20,749

Net cash provided by financing activities	17,833	29,732

Net increase (decrease) in cash and cash equivalents	(83,179)	55,311
Cash and cash equivalents at beginning of period	165,415	98,149

Cash and cash equivalents at end of period	$82,236	$153,460

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2007

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”). Intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the third quarter and first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	July 1, 2007	October 1, 2006
Raw Materials	$39,827	$26,060
Work in Progress	44,272	41,695
Finished Goods	31,478	20,888

	$115,577	$88,643

3. OTHER CURRENT ASSETS, INCLUDING ASSETS HELD FOR DISPOSITION

Other current assets, including assets held for disposition are summarized as follows (amounts in thousands):

	July 1, 2007	October 1, 2006
Other current assets	$7,248	$3,690
Assets held for disposition	5,789	4,533

	$13,037	$8,223

We own a substantial portion of the plants and the real estate at our facilities in Santa Ana, California and Montgomeryville, Pennsylvania. We accounted for the Santa Ana facility in assets held for disposition at October 1, 2006 and both facilities in assets held for disposition at July 1, 2007.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	July 1, 2007	October 1, 2006
Goodwill	$175,353	$51,546

Other intangible assets, net
Completed technology	$53,288	$39,542
Customer relationships	7,524	4,527
Backlog	478	1,184

	$61,290	$45,253

5. COMMITMENTS AND CONTINGENCIES

We entered into a $75.0 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30.0 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes. Initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company, which we renamed Microsemi Corp. – Analog Mixed Signal Group Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. The maximum that may be borrowed is $75.0 million, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of July 1, 2007, $0.8 million was outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $73.8 million was available under the New Credit Facility. As of July 1, 2007, we were in compliance with the financial covenants required by our credit facility.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (the “Subsidiary”) had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the Subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We are involved in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consisted of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive income consisted of the cumulative foreign currency translation adjustment.

Total comprehensive income for the quarters and nine months ended July 1, 2007 and July 2, 2006 were calculated as follows (amounts in thousands):

	Quarters Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$8,711	$117	$(280)	$27,553
Net unrealized gain in investments	176	—	339	—
Translation adjustment	41	25	158	32

Comprehensive income	$8,928	$142	$217	$27,585

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

Earnings per share (“EPS”) for the respective quarters and nine months ended July 1, 2007 and July 2, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
BASIC
Net income (loss)	$8,711	$117	$(280)	$27,553

Weighted-average common shares outstanding for basic	76,367	69,397	74,407	68,569

Basic earnings (loss) per share	$0.11	$0.00	$(0.00)	$0.40

DILUTED
Net income (loss)	$8,711	$117	$(280)	$27,553

Weighted-average common shares outstanding for basic	76,367	69,397	74,407	68,569

Dilutive effect of stock awards	2,197	2,609	—	3,152

Weighted-average common shares outstanding on a diluted basis	78,564	72,006	74,407	71,721

Diluted earnings (loss) per share	$0.11	$0.00	$(0.00)	$0.38

For the quarter and nine months ended July 2, 2006, approximately 604,000 and 248,000 options, respectively, were excluded in the computation of diluted EPS as these options would have been anti-dilutive. For the quarter ended July 1, 2007, approximately 6,606,000 stock awards were excluded from the computation of diluted EPS as these awards would have been anti-dilutive. For the nine months ended July 1, 2007, all stock awards were excluded from the computation of diluted EPS as we incurred a net loss for the period.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of FAS 157.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of FAS 159.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

9. STOCK-BASED COMPENSATION

In December 1986, the Board of Directors adopted an incentive stock option plan (the “1987 Plan”), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by the stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by the Company of stock options, stock appreciation rights, shares of common stock or cash. As of July 1, 2007, we have granted stock options and restricted shares under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock. During the third quarter, the Company granted one new restricted stock award consisting of 100,000 shares. These shares can be voted but are non-transferable prior to a two year vesting period. In addition, approximately 57,000 restricted share awards were converted in connection with the acquisition of PowerDsine.

At the annual meeting on February 29, 2000, the stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At July 1, 2007, there were approximately 3,086,000 shares available for grant under the Plan.

Compensation expense for stock awards for the nine months ended July 1, 2007 and July 2, 2006 were $7,068,000 and $515,000, respectively. These amounts were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Nine Months Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
July 1, 2007
Option grants	2,826,600	$19.14	$6.62	4.6%	0.00%	3.1	42.8%
Restricted stock award	100,000		$20.99
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.00%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,551		$17.88

July 2, 2006
Option grants	592,665	$27.86	$10.77	4.9%	0.00%	3.2	48.7%
Converted PPG options	568,363	$17.51	$12.01	4.9%	0.00%	1.2	31.6%

Converted PowerDsine options and restricted stock awards were issued in connection with the acquisition of PowerDsine, Ltd., which we renamed Microsemi Corp. – Analog Mixed Signal Group Ltd. Each PowerDsine restricted stock award was converted into 0.1498 Microsemi restricted stock awards which were valued at $17.88 per award and $8.25 in cash. The cash component is payable upon the vesting of the related reward. Compensation expense related to the vesting of the cash component was $332,000 for the nine-months ended July 1, 2007.

Converted PPG options were issued in connection with the acquisition of Advanced Power Technology, Inc., which we subsequently renamed, Microsemi Corp. – Power Products Group.

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

We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air/space, defense, industrial/semicap, medical, mobile connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net Sales:
United States	$60,241	$86,971	$189,837	$234,417
Europe	14,322	11,915	38,711	28,910
Asia	38,990	1,335	93,971	3,906

Total	$113,553	$100,221	$322,519	$267,233

Commercial Air / Space	$22,210	$20,846	$62,936	$58,424
Defense	35,814	33,574	100,550	85,181
Industrial / Semicap	12,932	14,332	40,053	28,361
Medical	15,087	9,922	42,297	28,961
Mobile Connectivity	16,307	7,817	41,514	22,347
Notebook / LCD TVs / Display	11,203	13,730	35,169	43,959

Total	$113,553	$100,221	$322,519	$267,233

			July 1, 2007	October 1, 2006
Long lived assets:
United States			$65,313	$62,548
Europe			1,253	1,335
Asia			3,024	1,135

Total			$69,590	$65,018

Between the three and nine months ended 2006 and 2007, the Company shifted more originating sales through its Asian locations than through its locations in the United States. Sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007. Sales originating in Europe increased, primarily due to shipments from PPG’s facility in Europe that we acquired in the third quarter of 2006.

11. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”) in Ennis, Ireland.

In May 2007 we announced that that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for its high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 5% of our net sales in each of the first nine months of fiscal years 2006 and 2007. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $649,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	—	649	649
Cash expenditures	(35)	(649)	(684)

Balance at July 1, 2007	$845	$—	$845

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp.—Power Products Group (“PPG”) in April 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $180,000 in severance expense in accordance with FAS 146 and $200,000 in lease termination fees.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	$—	$356
Provisions	180	200	380
Cash expenditures	(435)	(200)	(635)

Balance at July 1, 2007	$101	$—	$101

In fiscal year 2007, in accordance with FAS 146, we recorded $902,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of the second quarter of 2007.

12. ACQUISITION

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $11.5 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

The total estimated purchase price is as follows (amounts in thousands):

Cash consideration to PowerDsine stockholders	$169,997
Estimated direct transaction fees and expenses	3,404
Fair value of 3,085 Microsemi shares issued to PowerDsine stockholders	56,953
Fair value of vested equity awards assumed by Microsemi	11,456

Total consideration	$241,810

The estimated purchase price has been allocated based on the estimated fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed within one year from the acquisition date in accordance with generally accepted accounting principles. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$16,274
Short term investments	20,356
Accounts receivable, net	3,748
Inventories	5,588
Other current assets	2,009
Investments in marketable securities	42,350
Property and equipment, net	1,868
Goodwill	123,864
Intangible assets	25,780
In process research & development	21,770
Accounts payable	(1,793)
Accrued liabilities	(9,880)
Accrued transaction costs	(7,656)
Other liabilities	(2,468)

$241,810

Other intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$18,890	4
Backlog	1,630	1
Customer relationships	3,220	4
Trade name	2,040	5

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

In-process research and development (“IPR&D”) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $21,770,000 preliminarily allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes which has impacted our effective tax rate for the nine months ended July 1, 2007.

IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine’s management provided a revenue forecast for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depends on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 17.6%, five percentage points higher than the PowerDsine’s cost of capital.

The following pro forma data summarizes the results of operations for the periods ended July 2, 2006 and July 1, 2007 as if the mergers with PowerDsine, Ltd. (“PowerDsine”) and Advanced Power Technology, Inc. (“APT”) had been completed on October 3, 2005 and October 2, 2006. We renamed PowerDsine, Microsemi Corp. – Analog Mixed Signal Group Ltd , and we renamed APT, Microsemi Corp.—Power Products Group (“PPG”). The unaudited pro-forma data has been prepared for informational purposes only and does not purport to represent what the results of operations would have been had the acquisition occurred as of the dates indicated, nor of future results of operations. The unaudited pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, elimination of sales and cost of sales between APT and Microsemi, manufacturing profit in ending inventory, amortization expense of identified intangible assets, stock option compensation from converted PowerDsine and APT options, foregone interest income, additional interest expense and the related tax effect of these items (amounts in thousands, except per share data):

	Quarters Ended		Nine-Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$113,553	$112,182	$331,057	$331,639
Net income	$8,711	$3,040	$(14,239)	$(14,135)
Earnings per share
Basic	$0.11	$0.04	$(0.19)	$(0.18)
Diluted	$0.11	$0.04	$(0.19)	$(0.18)

Pro-forma net loss and loss per share for the nine months ended July 2, 2006 and July 1, 2007 include IPR&D charges from the PPG and PowerDsine acquisitions of $15,300,000 and $21,770,000, respectively. The IPR&D charge related to the PPG acquisition was also not deductible for tax purposes, which caused the effective tax rate to increase significantly in the third quarter of 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced in our most recent Annual Report on Form 10-K, in its entirety. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited consolidated financial statements and notes must be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits.

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first nine months of fiscal years 2006 or 2007. We also serve a variety of end markets, which we generally classify as follows:

•

Defense – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, and SCRs. These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air / Space – Our commercial air/space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules, analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

•

Mobile / Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMIC”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet, a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

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

CAPACITY ENHANCEMENT OPTIMIZATION PROGRAM

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”) in Ennis, Ireland.

In May 2007 we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for its high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

Broomfield has approximately 100 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 5% of our net sales in each of the first nine months of fiscal years 2006 and 2007. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $649,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	—	649	649
Cash expenditures	(35)	(649)	(684)

Balance at July 1, 2007	$845	$—	$845

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Broomfield will continue operations until December 2007 to service customer requirements.

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp.—Power Products Group (“PPG”) in July 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $180,000 in severance expense in accordance with FAS 146 and $200,000 in lease termination fees.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	$—	$356
Provisions	180	200	380
Cash expenditures	(435)	(200)	(635)

Balance at July 1, 2007	$101	$—	$101

In fiscal year 2007, in accordance with FAS 146, we recorded $902,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of the second quarter of 2007.

ACQUISITION

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $11.5 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line. We subsequently renamed PowerDsine, Microsemi Corp. – Analog Mixed Signal Group Ltd.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 1, 2007 COMPARED TO THE QUARTER ENDED JULY 2, 2006.

Net sales increased $13.4 million or 13% from $100.2 million for the third quarter of fiscal year 2006 (“Q3 2006”) to $113.6 million for the third quarter of fiscal year 2007 (“Q3 2007”). Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q3 2007 and Q3 2006 is approximately as follows (amounts in thousands):

	Q3 2007	Q3 2006
Commercial Air / Space	$22,210	$20,846
Defense	35,814	33,574
Industrial / Semicap	12,932	14,332
Medical	15,087	9,922
Mobile / Connectivity	16,307	7,817
Notebook / LCD TV / Display	11,203	13,730

	$113,553	$100,221

Sales in the commercial air / space end market increased $1.4 million from $20.8 million in Q3 2006 to $22.2 million in Q3 2007. We believe that demand in this end market remains strong, driven by strong order rates for commercial aircraft at aircraft manufacturers and tier one suppliers. Additionally, demand for commercial satellites and radar systems is particularly robust.

Sales in the defense end market increased $2.2 million from $33.6 million in Q3 2006 to $35.8 million in Q3 2007. Sales in this end market have continued to be solid, based on the strength of new programs along with contribution from PPG, which we acquired in Q3 2006. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

Sales in the industrial / semicap market decreased $1.4 million from $14.3 million in Q3 2006 to $12.9 million in Q3 2007. The decrease related to a general slowing in the semiconductor capital equipment market offset by growth in industrial applications such as solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market increased $5.2 million, from $9.9 million in Q3 2006 to $15.1 million in Q3 2007. The contributions of PPG in Q3 2007 from MRI business and an improving defibrillator business were the primary drivers for this increase. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollars per unit and unit content per device. While the implantable medical device business slowed compared to the prior year third quarter, based on our current bookings and expected government approvals of our customers’ products, we expect the implantable medical business to continue to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $8.5 million, from $7.8 million in Q3 2006 to $16.3 million in Q3 2007. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine business, which we acquired in Q2 2007.

Sales in the notebook / LCD television / display end market decreased $2.5 million, from $13.7 million in Q3 2006 to $11.2 million in Q3 2007. Declines in hard disk drive and notebook demand, as well as some lower margin business that we exited, contributed to the decrease. The weakness was partially offset by strong LCD TV market demand. This market is expected to improve as the industry demand increases and new products ramp in the fourth quarter of this fiscal year.

An estimated breakout of net sales by originating geographic area for Q3 2006 and Q3 2007 is approximately as follows (amounts in thousands):

	Q3 2007	Q3 2006
United States	$60,241	$86,971
Europe	14,322	11,915
Asia	38,990	1,335

Total	$113,553	$100,221

Between Q3 2006 and Q3 2007, net sales originating from the United States decreased $26.8 million while net sales originating from Asia increased $37.7 million. This shift in originating geographic area was due primarily to our decision to shift shipments from our locations in Asia directly to our customers rather than though our locations in the United States. Sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in Q2 2007. Sales originating in Europe increased $2.4 million, primarily due to shipments from PPG’s facility in Europe that we acquired in Q3 2006.

On July 26, 2007, we announced that for the fourth quarter of fiscal year 2007, we expected our net sales will increase between 4% and 6% sequentially. We expect that the strong demand in all of our end markets will continue during fiscal year 2007.

Gross profit increased $4.1 million, from $43.5 million (43.4% of sales) for Q3 2006 to $47.6 million (42.0% of sales) for Q3 2007. The increase in gross profit was due primarily to the addition of PPG and PowerDsine and offset primarily by costs associated with transferring and consolidating manufacturing operations of approximately $10.2 million in Q3 2007 versus $4.2 million in Q3 2006. In Q3 2006, cost of sales also included $2.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PPG acquisition was sold to customers.

Selling, general and administrative expenses increased $7.9 million from $14.2 million for Q3 2006 to $22.1 million for Q3 2007. The primary increases were approximately $3.1 million related to the addition of PPG and PowerDsine operations and an increase in stock based compensation expense of $2.3 million, with the remaining difference primarily attributable to higher salary and benefit expenses.

Research and development expense increased $3.9 million from $6.7 million in Q3 2006 to $10.6 million in Q3 2007, primarily due to the addition of research and development expenses incurred at PPG and PowerDsine.

We incurred a $15.3 million charge for in-process research and development (“IPR&D”) in Q3 2006 related to our acquisition of PPG in April 2006. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $2.5 million from $1.4 million in Q3 2006 to $3.9 million in Q3 2007 from amortization expense on intangible assets acquired in the PowerDsine acquisition and a full quarter of amortization from the PPG acquisition.

Interest income was $0.4 million lower in Q3 2007 compared to Q3 2006. This was the result of lower average balances in cash, cash equivalents and investments during Q3 2007 versus Q3 2006.

Interest expense was $0.3 million higher in Q3 2007 versus Q3 2006 primarily due to interest expense on borrowings under our credit facility to fund the acquisition of PowerDsine.

Other expense of $0.3 million consisted primarily of a loss on the liquidation of investments in marketable debt securities.

The income tax rate was 98.1% in Q3 2006 primarily due to the non-deductibility of acquisition-related charges such as in-process research and development. The income tax rate was 29.5% in Q3 2007, which was positively affected by approximately $1.1 million from return to provision adjustments related to the filing of the prior fiscal year tax returns.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 1, 2007 COMPARED TO THE NINE MONTHS ENDED JULY 2, 2006.

Net sales increased $55.3 million or 21% from $267.2 million for the nine months ended July 2, 2006 (“2006 YTD”) to $322.5 million for the nine months ended July 1, 2007 (“2007 YTD”). Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2006 YTD and 2007 YTD is approximately as follows (amounts in thousands):

	2007 YTD	2006 YTD
Commercial Air / Space	$62,936	$58,424
Defense	100,550	85,181
Industrial / Semicap	40,053	28,361
Medical	42,297	28,961
Mobile / Connectivity	41,514	22,347
Notebook / LCD TV / Display	35,169	43,959

	$322,519	$267,233

Sales in the commercial air / space end market increased $4.5 million from $58.4 million in 2006 YTD to $62.9 million in 2007 YTD. We believe that demand in this end market remains strong, driven by strong order rates for commercial aircraft at aircraft manufacturers and tier one suppliers. Additionally, demand for commercial satellites and radar systems is particularly robust.

Sales in the defense end market increased $15.4 million from $85.2 million in 2006 YTD to $100.6 million in 2007 YTD. Sales in this end market have continued to be solid, based on the strength of new programs along with contribution from PPG, which we acquired in Q3 2006. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

Sales in the industrial / semicap market increased $11.7 million from $28.4 million in 2006 YTD to $40.1 million in 2007 YTD. The increase was due primarily to contributions from PPG, which we acquired in Q3 2006. While this end market was impacted by a general slowing in the semiconductor capital equipment market, we see strength in industrial applications such as solar inverters, inductive heating, welding applications and switch mode power supplies.

Sales in the medical end market increased $13.3 million, from $29.0 million in 2006 YTD to $42.3 million in 2007 YTD. The contributions of PPG in 2007 YTD from MRI business and an improving defibrillator business were the primary drivers for this increase. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollars per unit and unit content per device. While the implantable medical device business slowed compared to the prior year third quarter, based on our current bookings and expected government approvals of our customers’ products, we expect the implantable medical business to continue to strengthen in upcoming quarters.

Sales in the mobile / connectivity end market increased $19.2 million, from $22.3 million in 2006 YTD to $41.5 million in 2007 YTD. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine business, which we acquired in Q2 2007.

Sales in the notebook / LCD television / display end market decreased $8.8 million, from $44.0 million in 2006 YTD to $35.2 million in 2007 YTD. Declines in hard disk drive and notebook demand, as well as some lower margin business that we exited, contributed to the decrease. The weakness was partially offset by strong LCD TV market demand. This market is expected to improve as the industry demand increases and new products ramp in fourth quarter of this fiscal year.

An estimated breakout of net sales by originating geographic area for 2006 YTD and 2007 YTD is approximately as follows (amounts in thousands):

	2007 YTD	2006 YTD
United States	$189,837	$234,417
Europe	38,711	28,910
Asia	93,971	3,906

Total	$322,519	$267,233

Between 2006 YTD and 2007 YTD, net sales originating from the United States decreased $44.6 million while net sales originating from Asia increased $90.1 million. This shift in originating geographic area was due primarily to our decision to shift shipments from our locations in Asia directly to our customers rather than though our locations in the United States. Sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in Q2 2007. Sales originating in Europe increased $9.8 million, primarily due to shipments from PPG’s facility in Europe that we acquired in Q3 2006.

Gross profit increased $12.4 million, from $121.2 million (45.3% of sales) for 2006 YTD to $133.6 million (41.4% of sales) for 2007 YTD. The increase in gross profit was due primarily to the addition of PPG and PowerDsine and offset primarily by costs associated with transferring and consolidating manufacturing operations of approximately $28.6 million in 2007 YTD versus $10.9 million in 2006 YTD. In 2007 YTD, cost of sales included $0.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PowerDsine acquisition was sold to customers. In 2006 YTD, cost of sales included $2.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PPG acquisition was sold to customers.

Selling, general and administrative expenses increased $22.3 million from $41.5 million for 2006 YTD to $63.8 million for 2007 YTD. The primary increases were approximately $11.5 million related to the addition of PPG and PowerDsine operations, an increase in stock based compensation expense of $6.6 million, and a $1.5 million increase in bad debt expense, with the remaining difference primarily attributable to higher salary and benefit expenses.

Research and development expense increased $14.1 million from $16.4 million in 2006 YTD to $30.5 million in 2007 YTD, primarily due to the addition of research and development expense incurred at PPG and PowerDsine.

We incurred a $21.8 million charge from the PowerDsine acquisition and $15.3 million charge from the PPG acquisition for in-process research and development (“IPR&D”) in 2007 YTD and 2006 YTD, respectively. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

Amortization expense of intangible assets increased $8.0 million from $1.8 million in 2006 YTD to $9.8 million in 2007 YTD from amortization expense on intangible assets acquired in the PPG and PowerDsine acquisitions.

Interest income was $0.8 million higher in 2007 YTD compared to 2006 YTD. This was the result of higher average balances in cash, cash equivalents and investments during 2007 YTD versus 2006 YTD. Compared to 2006 YTD, a higher proportion of interest income earned in 2007 YTD was on taxable investments, which typically earn a higher interest rate, versus non-taxable investments.

Interest expense was $0.7 million higher in 2007 YTD versus 2006 YTD primarily due to interest expense on borrowings from our credit facility to fund the acquisition of PowerDsine.

The income tax rate was 102.8% in 2007 YTD primarily due to the non-deductibility of acquisition-related charges such as in-process research and development related to the PowerDsine acquisition. The rate was positively affected by approximately $1.7 million from return to provision adjustments related to the filing of the prior fiscal year tax returns. The income tax rate of 41.4% in 2006 YTD was also impacted by the non-deductibility of acquisition-related charges such as in-process research and development related to the PPG acquisition.

CAPITAL RESOURCES AND LIQUIDITY

In 2007 YTD, we financed our operations with cash from operations.

Net cash provided by operating activities was $38.4 million and $12.9 million in 2006 YTD and 2007 YTD, respectively. 2007 YTD net loss of $0.3 million was offset by a non-cash acquisition related IPR&D charge of $21.8 million, depreciation and amortization expense of $21.3 million, as well, as changes in accounts receivable, inventories, other current assets and current liabilities, as described below. In addition, we paid $7.7 million of acquisition-related transaction costs that were accrued by PowerDsine prior to the acquisition.

Accounts receivable increased $4.6 million from $70.3 million at October 1, 2006 to $74.9 million at July 1, 2007. The increase in receivables was due primarily to higher sales.

Inventories increased $27.0 million from $88.6 million at October 1, 2006 to $115.6 million at July 1, 2007. Inventory increased due to our acquisition of PowerDsine and higher inventory levels to support higher anticipated net sales and inventory that was moved to a higher stocking position on certain high reliability parts.

Other current assets, including assets held for disposition, increased $4.8 million, from $8.2 million at October 1, 2006 to $13.0 million at July 1, 2007. The increase was due to higher prepaid expenses, primarily related to insurance premiums and prepaid income tax, deposits for equipment, and the impact of the PowerDsine acquisition. In addition, approximately $1.3 million of the increase related to assets held for disposition at our Santa Ana, California and Montgomeryville, Pennsylvania facilities.

Current liabilities increased $6.1 million from $52.0 million at October 1, 2006 to $58.1 million at July 1, 2007. The increase was due to our acquisition of PowerDsine, partially offset by the reversal of severance accruals for our Ireland facility and payments of income tax, employee profit sharing and severance.

Net cash used in investing activities was $12.8 million and $113.9 million in 2006 YTD and 2007 YTD, respectively. 2007 YTD primarily consisted of $157.4 million of PowerDsine acquisition costs, net of cash acquired, the purchase of property and equipment and the transfer of cash into an escrow account related to converted unvested PowerDsine restricted share awards, partially offset by proceeds from the sale of investments in marketable securities.

Net cash provided by financing activities was $29.7 million and $17.8 million in 2006 YTD and 2007 YTD, respectively. The decrease of $11.9 million related primarily to a decrease in proceeds from stock option exercises and the related tax benefits.

We had $165.4 million and $82.2 million in cash and cash equivalents at October 1, 2006 and July 1, 2007, respectively.

Current ratios were 6.7 to 1 and 5.2 to 1 at October 1, 2006 and July 1, 2007, respectively.

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings will be used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of July 1, 2007, $0.8 million was outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $73.8 million was available under the New Credit Facility. As of July 1, 2007, we were in compliance with the financial covenants required by our credit facility.

As of July 1, 2007, we had no material commitments for capital expenditures.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine, which we subsequently renamed PowerDsine Microsemi Corp. – Analog Mixed Signal Group Ltd. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. Direct transaction fees and expenses were estimated at $3.4 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.7 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

The following table summarizes our contractual payment obligations and commitments as of July 1, 2007:

	Payments due by period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,219	$292	$609	$610	$5,296	$(3,588)
Operating leases	20,763	5,463	8,802	3,285	3,213	—
Purchase obligations	34,939	29,644	4,908	387	—	—
Other long-term liabilities	4,293	80	3,769	153	291	—

Total	$63,214	$35,479	$18,088	$4,435	$8,800	$(3,588)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of FAS 157.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of FAS 159.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

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

The forward-looking statements included in this report are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements, that we will be able to successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, that we will continue to retain the full-time services of all of our present executive officers and key employees, that we will be able to successfully resolve any disputes and other business matters as anticipated, that competitive conditions within the analog, mixed-signal and discrete semiconductor, integrated circuit or custom component assembly industries will not affect us adversely, that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no other material adverse changes in our operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on historic experience and business developments, the impact of which may cause us to alter our internal forecasts, which may in turn affect our subsequent expectations and our future results. We do not undertake to announce publicly the changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements.

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

We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement” or the “New Credit Facility”). The New Credit Facility’s Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company’s existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 (“Terminated Credit Agreement”). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes. Initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd., an Israeli company, which we renamed Microsemi Corp. – Analog Mixed Signal Group Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company’s choice of either a

Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. $75 million is the maximum that may be borrowed, but the amount actually available to us for borrowing at any given time could be less than the amount stated.

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

The New Credit Facility is unsecured, which means that each of our assets is no longer subject to a lien, security interest or other encumbrance under the Terminated Credit Agreement. The obvious benefits to us include principally administrative costs and occasionally that our assets become available for disposition or other financings. However, we are subject to restrictions under the New Credit Facility against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the New Credit Facility, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Analog Mixed Signal Group, Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the New Credit Facility. Unless we are in compliance with the terms of the New Credit Facility, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the New Credit Facility is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future there may be from time to time other persons who may become parties to the New Credit Facility, as lenders or otherwise. As of July 1, 2007, we were in compliance with the financial covenants required by our credit facility.

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

During the third quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Form 10-K as filed with the SEC on December 15, 2006 for our fiscal year ending October 1, 2006, we previously reported certain litigation matters in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation. In addition to the litigation listed there, we also from time to time engage in litigation that arises in the course of our business.

Item 1A.	RISK FACTORS

In Part I, Item 1A of our most recent Form 10-K as filed on December 15, 2006 for our fiscal year ended October 1, 2006, we previously reported certain risk factors concerning our business and assets. Owners or potential owners of shares of our common stock should read and take into account such risk factors in addition to those risk factors listed herein below. The following risks are in addition to or changed from risks reported in the same item of our Form 10-K. Accordingly the list set forth herein below is not meant to be, and is not, an all-inclusive list.

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

Unless we integrate our acquisitions successfully with and into our businesses, our business and financial condition could be materially and adversely affected. We have in the past acquired a number of businesses or companies, additional product lines and assets. We may do so many times again. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have material adverse effects on our business, financial condition and results of operations. The market price of our common stock could be adversely affected if the effect of the mergers on the Microsemi consolidated group’s financial results is dilutive or is below the market’s expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

The market price of Microsemi common stock may decline as a result of acquisitions.

The market price of Microsemi common stock may decline as a result of our conducting mergers and acquisitions for a number of possible reasons, including if:

•	The effect of the merger on the Microsemi consolidated group’s financial results is dilutive;

•	The effect of the merger on the Microsemi consolidated group’s financial results is not consistent with the expectations of financial analysts; or

•	Significant stockholders of Microsemi decide to dispose of their shares of Microsemi common stock following completion of the merger.

International operations and sales expose us to material risks and may increase the volatility of our operating results.

Revenues from foreign markets represent a significant portion of total revenues. Our net sales to foreign customers represented approximately 33% of net sales for fiscal years 2004, 2005 and 2006. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. Microsemi or its subsidiaries maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, France and Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

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

Microsemi’s manufacturing processes are complex and specialized. Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiency, our ability to realize cost savings and our revenues.

The Microsemi consolidated group’s manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes and those utilized by our third-party subcontractors are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, and one of the major causes of these problems is contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of revenues. In an additional instance which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately 1 million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of revenues. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

We have not been able to provide the volume of certain products desired by our customers.

Our inability to fulfill all of our customer demand with respect to all of our products is due both to unexpected order volumes and long lead-times with regard to our manufacturing and testing of certain high reliability products. The lead-time for manufacture and testing of high reliability products can be many months. In response to this demand, we expect to increase our capital expenditures for current production facilities as well as to increase expenses for personnel. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. Manufacturing delays may result in lower than anticipated revenues. If our shipping dates are in excess of the time certain customers will wait for our products, we could lose future sales and fail to realize our entire current backlog. In addition, production delays sometimes result in the double booking of orders, which can appear to increase backlog without actually resulting in additional revenues.

Seasonality in certain retail markets that our OEM customers address, such as LCD television, may cause fluctuations in our rate of revenue growth or financial results.

Sales of LCD televisions at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. As a result, the manufacturers of LCD televisions are timing their orders so that they are being filled by suppliers, such as us, closer to the time of the purchase of the LCD televisions by consumers at retail. Due to the seasonality of the LCD television retail market, much of our sales of products that are used in this market are made late during our fourth quarter or early in our first quarter. Due to growth in this market, the effect of its seasonality has been mitigated; however, our sales of products for use in this market and rate of revenue growth in these products may fluctuate based on this seasonality.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in the subsequent quarter.

Our inventory levels have risen, which adversely affects cash flow.

Our inventory levels have recently risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory buildup is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Although we believe that this increased inventory should not result in any additional risk of obsolescence, obsolescence of any inventory could result in adverse effects on our future results of operations and future revenues.

New technologies could result in the development of competing products and a decrease in demand for our products.

Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and/or a loss of our market share to competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize much of the semiconductor industry. A fundamental shift in technologies in our product markets could have material adverse effects on our competitive position within the industry. Additionally, new technologies or products that we may develop may not lead to an incremental increase in revenues. There is a risk that any new technologies or products that we develop will also decrease the demand for our existing products and result in an offsetting reduction in revenues.

Fluctuations in sales of high-reliability products for use in implantable defibrillators may adversely affect our financial results.

Although the market for implantable defibrillators is growing, customers in this market could reduce or further reduce their reliance on outside supplies. The implantable defibrillator market also fluctuates based on several other factors such as product recalls and the need to secure regulatory approvals. Product recalls can from time to time accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEM’s can also result in fluctuations in order rates.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No.	Description
10.113.1	First Amendment to Revolving Credit Agreement dated as of July 25, 2007, between Comerica Bank, on the one hand, and the Registrant and certain subsidiaries, on the other hand, filed herewith.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 10, 2007	By:	/s/ David R. Sonksen
David R. Sonksen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.113.1	First Amendment to Revolving Credit Agreement dated as of July 25, 2007, between Comerica Bank, on the one hand, and the Registrant and certain subsidiaries, on the other hand, filed herewith.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350