Form 10-K
period 2007-09-30
MICROSEMI CORP
filed 2007-11-21
CIK 310568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number # 000-08866

MICROSEMI CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2110371 (I.R.S. Employer Identification No.)
2381 Morse Ave., Irvine, California (Address of principal executive offices)	92614 (Zip Code)
Registrant's telephone number, including area code (949) 221-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.20 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒        Accelerated Filer ☐        Non- Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

        The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on April 1, 2007 was approximately $1,586,991,000.

        The number of outstanding shares of Common Stock on November 13, 2007 was 77,308,668.

Documents Incorporated by Reference

        Part III: Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 20, 2008. This proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended September 30, 2007.

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	24
2	Properties	24
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	25
	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Consolidated Financial Data	28
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risk	43
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
9A.	Controls and Procedures	79
9B.	Other Information	80
	PART III
10	Directors, Executive Officers and Corporate Governance	81
11	Executive Compensation	81
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
13	Certain Relationships and Related Transactions, and Director Independence	81
14	Principal Accountant Fees and Services	81
	PART IV
15	Exhibits and Financial Statement Schedule	82

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Form 10-K include, but are not limited to, statements concerning:

  •
  expectations that we will be able to successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

  •
  demand, growth and sales expectations for our products, including in the commercial air / space, defense, implantable medical, mobile / connectivity, and notebook / LCD television / display end markets;

  •
  expectations regarding competitive conditions within the analog, mixed-signal and discrete semi-conductor, integrated circuit or custom component assembly industries;

  •
  new market opportunities and emerging applications for our products;

  •
  expected impact of our price position program;

  •
  expectations regarding the effects of seasonality;

  •
  expectations regarding the supply of raw materials;

  •
  beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

  •
  beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

  •
  our belief that we will be able to meet our current operating cash and debt service requirements;

  •
  our critical accounting estimates;

  •
  our tax exposure and tax rates; and

  •
  our expected financial and operating results.

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading "ITEM 1A. RISK FACTORS" included below in this Annual Report on Form 10-K, as well as in our other reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved. You are, therefore, cautioned not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

        Microsemi Corporation was incorporated in Delaware in 1960. Our name was changed from Microsemiconductor Corporation in February 1983. Unless the context otherwise requires, the "Company", "Microsemi", "we", "our", "ours", and "us" refer to Microsemi Corporation and its consolidated subsidiaries. Our principal executive offices are located at 2381 Morse Ave., Irvine, California 92614 and our telephone number is (949) 221-7100.

        We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

        Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits.

        We operate in a single industry segment as a manufacturer of semiconductors in different geographic areas.

        We are an accelerated filer as defined in section §240.12b-2 (Rule 12b-2 promulgated under the Securities Exchange Act of 1934). We file Forms 10-Q, 10-K, 8-K and other reports to the SEC as required. The public may read and copy any materials that we filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings. The address of that site is http://www.sec.gov.

        Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and are always available free of charge. Also accessible on our website are our code of ethics, governance guidelines and charters for the Executive Committee, Governance and Nominating Committee, Compensation Committee and Audit Committee of our Board of Directors. Such website is not intended to constitute any part of this report.

        Please read the information under the heading "IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS" above, which describes and refers to some of the important risks and uncertainties that could affect Microsemi's future business and prospects.

PRODUCTS

        We are a leading designer, manufacture and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

        Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include defense, commercial air / space, industrial / semicap, medical, mobile connectivity and notebooks, monitors and LCD televisions.

        Our integrated circuits ("IC") products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits ("SLICs") that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products ("ASSPs"), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators ("LDOs") and pulse width modulators ("PWMs"), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Over the last year our shipments of SLICs, motherboard LDOs and PWMs have become a less significant component, and our shipments of differentiated ASSPs, dual LDOs, switching regulators and power amplifiers have become a more significant component of our total sales. Our integrated circuit products are used in notebook computers, data storage, wireless LAN, LCD back lighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

        Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging ("MRI") machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. Over the last year our shipments of traditional zener and voltage diodes products have become a less significant component and our shipments of transient suppressor diode products have become a more significant component of our total sales. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes (where we believe we are the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

MARKETING

        We also serve a variety of end markets, which we generally classify as follows:

  •
  Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors ("MOSFETs"), insulated gate bipolar transistors ("IGBTs"), small signal analog integrated circuits, small signal transistors, and silcon-controlled rectifiers ("SCRs,") These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

  •
  Commercial Air / Space—Our commercial air/space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

  •
  Industrial / Semicap—Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

  •
  Medical—Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and switched-most power supplies ("SMPS") for use in MRI systems.

  •
  Mobile / Connectivity—Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits ("MMICs") targeted at 802.11 a/b/g/n/e, multiple-in multiple-out ("MIMO"), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet ("PoE,") a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode ("LED") drivers that are sold into the portable device set top box, and telecom applications.

  •
  Notebook/ LCD TV/ Display—Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp ("CCFL") controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

        Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers' needs for standard catalog products. We have direct sales offices in the vicinities of metropolitan areas including Irvine, Los Angeles, San Jose, Phoenix, Denver, Chicago, Plano (Texas), Minneapolis, Boston, Taiwan, Hong Kong, Macau, France, Ireland and Israel. Sales to foreign customers are made through our direct domestic sales force and overseas sales representatives and distributors. For fiscal year 2007, our domestic sales accounted for approximately two-thirds of our shipments. Domestic and foreign sales are classified based upon the destination of a shipment. Direct sales and sales through sales representatives and distributors each accounted for approximately half of our shipments.

        Net sales were $442.3 million, $370.5 million and $297.4 million in the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005.

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

        We spent approximately $18.9 million, $25.0 million and $42.2 million in fiscal years 2005, 2006 and 2007 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

        The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

        We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our fiscal year 2007 net sales.

        We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

        Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If any such infringements were alleged to exist, we might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, though the practice of offering licenses appears to be generally continuing. However, no assurance can be given that we will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to us. In those circumstances where an acceptable license is not available, we would need either to change the process or product so that it no longer infringes or stop manufacturing the product or products involved in the infringement, which might be costly and could adversely affect our revenues and operating results.

        Please see the information that is set forth under the subheading "Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete," within the section below entitled "ITEM 1A. RISK FACTORS."

MANUFACTURING AND SUPPLIERS

        Our principal domestic manufacturing operations are located in Garden Grove and Santa Clara, California; Bend, Oregon; Broomfield, Colorado; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. We have wafer processing, assembly, testing and screening facilities at these locations. In addition, we have manufacturing operations in Ennis, Ireland; Shanghai, China; and Bordeaux, France.

        Our domestic plants manufacture and process all products, starting from purchased silicon wafers and piece parts. After wafer level fabrication, the silicon wafers are separated into individual dice that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, "burn in" and electrical tests in order to prove and assure reliability. Certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully tested products meeting predetermined specifications. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

        In 2001, we commenced our Capacity Optimization Enhancement Program. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. We believe that this program will result in future cost savings from the elimination of redundant facilities and associated costs.

        In connection with this program, in April 2005, we announced 1) the consolidation of the high-reliability products operations in Broomfield, Colorado ("Broomfield") into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland ("Ireland"). In May 2007 we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products.

        The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield shipped approximately 9%, 4% and 3% of net sales in fiscal years 2005, 2006 and 2007, respectively. We currently anticipate that Broomfield will continue operations through fiscal year 2008 to service customer requirements in the medical end market. The decision to continue limited production in Broomfield also supports more rapid development of devices that we expect will provide higher Microsemi content.

        We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, which are cancelable on 30 to 90-days' notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers' inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months.

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

SEASONALITY

        Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and holiday demand that tends to increase net sales in the Notebook/LCD TV/Display end market during our fiscal first and fourth quarters.

COMPETITIVE CONDITIONS

        The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

SALES TO U.S. GOVERNMENT

        Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government was approximately one-third of total net sales in fiscal year 2007. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. - Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

        On September 30, 2007, we employed approximately 1,800 persons domestically and 500 persons at our overseas facilities. None of our employees are represented by a labor union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law. We have experienced no work stoppages and believe our employee relations are good.

ACQUISITION

        On October 24, 2006, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with PowerDsine Ltd. ("PowerDsine"), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi's average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

ITEM 1A.    RISK FACTORS

Downturns in the highly cyclical semiconductor industry have in the past adversely affected the operating results and the value of our business, and may continue to do so in the future.

        The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the "down" portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in a large number of markets, including the mobile connectivity, automotive, telecommunications, computers/peripherals, defense and aerospace, space/satellite, industrial/commercial and medical markets. Each of these end-markets has in the past experienced reductions in demand, and future downturns in any of these markets may adversely affect our revenues, operating results and financial condition.

The semiconductor business is subject to downward price pressure.

        The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable in advance, such as the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the "dot-com" collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

The semiconductor industry is highly competitive.

        The semiconductor industry, including most of the markets in which we do business, is highly competitive. We have numerous competitors in the various markets in which we sell products. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Conexant Systems, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. Many of these companies are larger than we are and have greater resources than we have, and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.

We may not be able to develop new technologies and products to satisfy changes in customer demand, and our competitors could develop products that decrease the demand for our products.

        Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. The competitiveness of designs that we have introduced, including integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, PDA backlighting subsystems, backlight control and power management solutions for the automotive notebook computer, monitors and the LCD TV market, LED driver solutions and power amplifiers for certain wireless LAN components, are subject to various risks and uncertainties that we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.

Compound semiconductor products may not successfully compete with silicon-based products.

        Our choices of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), silicon germanium (SiGe), indium gallium arsenide phosphide (InGaAsP) or silicon carbide (SiC) integrated circuits is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for our products to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our revenues and operating results may be materially and adversely affected.

Production delays related to new compound semiconductors could adversely affect our future results.

        We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, SiGe, SiC and InGaAsP primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain of our competitors offer this capability and our customers may purchase our competitors' products instead of ours for this reason. In addition, the third party foundries that we use may delay delivery of, or even completely fail to deliver, technology and products to us. Our business and financial prospects could be materially and adversely affected by any failure by us to timely produce these products.

We may be unable to retain our customers due in part to our inability to fulfil our customer demand and other factors

        Our ability to fulfil our customer demand for our products is and will continue to be dependent in part on our order volumes, long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our high-reliability end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Seasonality in certain retail markets that our OEM customers address, such as LCD television, may cause fluctuations in our rate of revenue growth or financial results.

        Sales of LCD televisions at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. As a result, the manufacturers of LCD televisions are timing their orders so that they are being filled by suppliers, such as us, closer to the time of the purchase of the LCD televisions by consumers at retail. Due to the seasonality of the LCD television retail market, a large portion of our sales of products that are used in this market is made late during our fourth quarter or early in our first quarter. As a result, our sales of products for use in this market and rate of revenue growth in these products may fluctuate based on this seasonality.

Fluctuations in sales of high-reliability products for use in implantable defibrillators may adversely affect our financial results.

        Although the market for implantable defibrillators is growing, customers in this market could reduce their reliance on outside suppliers. The implantable defibrillator market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can from time to time accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEM's can also result in fluctuations in order rates.

We must commit resources to research and development, design, and production prior to receipt of purchase commitments and could lose some or all of the associated investment.

        We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or cancelled without penalty. As a result, we must commit resources to the research, design and production of products without any advance purchase commitments from customers. Any inability to sell a product after we devote significant resources to it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Variability of our manufacturing yields may affect our gross margins and profits.

        Our manufacturing yields vary significantly among products, depending on the complexity of a particular product's design and our experience in manufacturing that type of product. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins and profits.

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

        Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately one-third of net sales for fiscal years 2005, 2006 and 2007. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

  •
  Legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

  •
  Fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions

  •
  Trade restrictions;

  •
  Transportation delays;

  •
  Communication interruptions;

  •
  Work stoppages or disruption of local labor supply and/or transportation services;

  •
  Economic and political instability;

  •
  Acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome or Avian Influenza), which could disrupt our manufacturing and logistical activities;

  •
  Changes in import/export regulations, tariffs and freight rates;

  •
  Difficulties in collecting receivables and enforcing contracts generally; and

  •
  Currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

        If political, military, transportation, health or other issues in foreign countries result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact Microsemi's marketing, manufacturing, financial and logistics functions, our consolidated results of operations and financial condition could be materially adversely affected. In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products, which could result in a material adverse effect to our financial condition, operating results and cash flows, may be greater in those foreign countries.

The concentration of the factories that service the semiconductor industry makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.

        Relevant portions of the semiconductor industry, and the factories that serve or supply this industry, tend to be concentrated in certain areas of the world. Disruptive events, such as natural disasters, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome or Avian Influenza, power outages and infrastructure disruptions, and civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture our products and result in a loss of sales and revenue. Similarly, a localized health risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.

Some of our facilities are located near major earthquake fault lines.

        Our headquarters, our major operating facilities, and certain other critical business operations are located near known major earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of a major earthquake.

Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies and our ability to realize cost savings.

        The Microsemi consolidated group's manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately 1 million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

        Our manufacturing operations, and the outside manufacturing operations that we use increasingly, depend, in part, upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

        Some of our products are manufactured, assembled and tested by third-party subcontractors, some of whom are based in foreign countries. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Supply Center Columbus (DSCC) has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

        We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. Currently, we utilize third-party subcontractors for approximately 30% of our assembly and packaging requirements and 13% of our wafer fabrication. We expect that these percentages may increase to as much as 35% and 20%, respectively, in the next fiscal year due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.

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

        Some of our sales are derived from customers whose principal sales are to the United States Government. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi's aggregate net sales to defense markets represented approximately 30% in fiscal years 2005, 2006 and 2007. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending has occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

There may be unanticipated costs associated with adding to or supplementing our manufacturing capacity.

        We anticipate that future growth of our business could require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

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

We may be unable to successfully integrate acquired companies and personnel with existing operations.

        We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

  •
  Unexpected losses of key employees or customers of the acquired company;

  •
  Conforming the acquired company's standards, processes, procedures and controls with our operations;

  •
  Coordinating new product and process development;

  •
  Hiring additional management and other critical personnel;

  •
  Increasing the scope, geographic diversity and complexity of our operations;

  •
  Difficulties in consolidating facilities and transferring processes and know-how;

  •
  Other difficulties in the assimilation of acquired operations, technologies or products;

  •
  Diversion of management's attention from other business concerns; and

  •
  Adverse effects on existing business relationships with customers.

        In connection with acquisitions, we may:

  •
  Use a significant portion of our available cash;

  •
  Issue equity securities, which would dilute current stockholders' percentage ownership;

  •
  Incur substantial debt;

  •
  Incur or assume contingent liabilities, known or unknown;

  •
  Incur impairment charges related to goodwill or other intangibles; and

  •
  Incur large, immediate accounting write-offs.

        There can be no assurance that the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.

We have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in restructuring costs.

        In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. -Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 20% and 13% of our annual net sales in fiscal years 2003 and 2004, respectively, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. - Colorado of Bloomfield, Colorado ("Broomfield") into some of our other facilities Broomfield represented approximately 3% of our annual net sales in fiscal year 2007, had approximately 70 employees and occupied a 130,000 square foot owned facility.

        We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcements may include various accounting charges such as for idle capacity, an inventory buildup in preparation for the transition of manufacturing, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a fewer number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

        We face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we plan generally to retain all of the revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

        We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have significant patent protection on many aspects of our technology. The protection of some of our technology as "trade secrets" will not necessarily protect us from all uses by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. In addition, others may be able to independently duplicate or exceed our technology in whole or in part. In the instances in which we hold patents or patent licenses, such as with respect to some circuit components for notebook computers and LCD TVs, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. In addition, patents eventually expire and are not renewable.

        Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could also become subject to lawsuits in which it is alleged that we have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any. Litigation in connection with our intellectual property, whether instituted by us or others, could be very costly and distract management and other resources from our business. We are currently involved in certain patent litigation to protect our patents and patent rights, which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a negative effect on our future results.

        Moreover, if any infringements, real or imagined, happen to exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts, or such licenses may not be available under reasonable terms. Any failure by us to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms could have a material adverse effect on our operating results, financial condition and cash flows.

Our products may be found to be defective or hazardous and we may not have sufficient liability insurance.

        There is at any time a risk that our products may be found to be defective or to contain, without the customer's knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), defense, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform in turn our customers about each of our finished goods' relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.

        We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. In addition, product liability insurance may become too costly for us to maintain or may become completely unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position.

Environmental liabilities could adversely impact our financial position.

        Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes or in our finished goods. Under recent environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with existing or future environmental laws or regulations could subject us to significant liabilities and could have a material adverse effect on our operating results, cash flows and financial condition.

        In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from, within or through any such property, which may give rise to claims against us. Third parties who are responsible for contamination may not have funds, or may not make funds available when needed, to pay remediation costs imposed upon us jointly with them under environmental laws and regulations.

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. - Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

Litigation could adversely impact our financial position.

        We are involved in various pending litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to employment matters, commercial transactions, contracts, and environmental matters. Litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers or other key management or technical personnel.

        We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to do so to fill a key position. If we are unable to continue to retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

We may have increasing difficulty attracting and retaining qualified outside Board members.

        The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance is expensive and difficult to obtain. Recently, the SEC and the

NASDAQ Stock Market have imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of Microsemi that might otherwise result in our stockholders receiving a premium over the market price for their shares.

        Provisions of Delaware law, our certificate of incorporation and bylaws, and our Shareholder Rights Plan could make more difficult an acquisition of Microsemi by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

  •
  The Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board's approval or ratification results in the exercisability of the Right accompanying each share of our common stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquirer because each Right under some circumstances entitles the holder upon exercise to receive securities or assets valued at $200 and under other circumstances entitles the holder to ten (10) times the amount of any dividends or distributions on our common stock;

  •
  Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, without board approval until three years after that party became a 15%-or-greater stockholder; and

  •
  The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in our common stock.

        In connection with our Shareholder Rights Plan, each share of our common stock, par value $0.20, also entitles the holder to one redeemable and cancellable Right (not presently exercisable), as adjusted from time to time, to a given fraction of a share of Series A Junior Participating Preferred Stock, at a given exercise price, as adjusted from time to time under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make it more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor's investment in our common stock.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

        The market price of our stock has fluctuated widely. Between October 2, 2006 and September 30, 2007, the market sale price of our common stock ranged between a low of $16.06 and a high of $28.07. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

        Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods.

Our inventory levels have risen, which adversely affects cash flow.

        Our inventory levels have recently risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory build up is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory could result in adverse effects on our future results of operations and future revenue.

There may be some potential effects of system outages.

        We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.

Our accounting policies and estimates have a material effect on the financial results we report.

        Significant accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and also of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position. In fiscal year 2003, we recorded a goodwill impairment of $14.7 million which was a transition charge upon our adoption of SFAS No. 142.

If, in the future, we conclude that our internal control over financial reporting is not effective, or if our auditors conclude that our evaluation of internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission ("SEC") adopted rules requiring public companies to include a report of management on the companies' internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the filing company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to the effectiveness of the company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in a rented building complex in Irvine, California. This complex contains general office and engineering space. We own office, engineering and production facilities in Garden Grove, California; Broomfield, Colorado; and Ennis, Ireland and lease office, engineering and/or production facilities in Los Angeles, San Jose, and Santa Clara, California; Scottsdale, Arizona; Lawrence and Lowell, Massachusetts; Bend, Oregon, Taiwan, Hong Kong, Macau, Israel and France.

        We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

ITEM 3.    LEGAL PROCEEDINGS

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. - Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

        We have been involved in litigation related to patent infringement claims filed by O2Micro International Limited ("OIIM") in the United States District Court for the Eastern District of Texas, and in patent infringement claims filed by us against OIIM. These matters recently settled, resulting in the filing of a dismissal of all pending claims between the parties on November 6, 2007. In the same matter, Sony Corporation and Sony Electronics, Inc. (collectively, "Sony") asserted indemnity claims against us. Sony seeks indemnification from us in connection with claims of patent infringement brought by OIIM against Sony. The underlying claims between OIIM and Sony settled under terms that are unknown to us. However, Sony's indemnification claims remain. We are actively working with Sony to and believe that a resolution of these matters will be reached within a reasonable period of time.

        We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. ("PDL"), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the "PD Companies") by ChriMar Systems, Inc. ("ChriMar") on October 26, 2001 (the "Complaint"). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the "Court"), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, inter alia, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. ("Cisco"), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has appointed a special master for the case, who is expected to hold a Markman hearing in January 2008 in order to make recommendations to the Court for construing the claims. Based on the application of industry statistics relating to outcome of patent litigation matters, management and its legal consultants believe that there might be a possibility for exposure. We have provided for the estimated potential loss, in accordance with SFAS 5, "Accounting for Contingencies."

        We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to commercial transactions and contracts. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, in the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to us from these litigation matters could differ materially from those projected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

        Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low closing prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended September 30, 2007

	HIGH	LOW
1st Quarter	$21.84	$16.82
2nd Quarter	$21.45	$17.16
3rd Quarter	$24.60	$20.99
4th Quarter	$27.88	$22.18

Fiscal Year ended October 1, 2006

	HIGH	LOW
1st Quarter	$28.81	$22.45
2nd Quarter	$31.48	$27.40
3rd Quarter	$29.11	$22.43
4th Quarter	$28.69	$18.85

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

(b)   Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of September 30, 2007)
Common Stock, $0.20 Par Value	384	(1)

    (1)
    The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

(c)   Dividends

        We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict us from paying cash dividends.

(d)   Performance Graph

        The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company's Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market—Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2002 and all dividends were reinvested. The Company's fiscal year ends on or about September 30 each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Microsemi Corporation, The NASDAQ Composite Index
And the NASDAQ Electronic Components Index

* $100 invested on 9/29/02 in stock or on 9/30/02 in index—including reinvestment of dividends.
Indexes calculated on month-end basis.

  RECENT SALES OF UNREGISTERED SECURITIES

        Inapplicable.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	For the five fiscal years in the period ended September 30, 2007 (Amounts in thousands, except per share data)
	2007	2006	2005	2004	2003
Selected Income Statement Data:
Net sales	$442,252	$370,477	$297,440	$244,805	$197,371
Gross profit	$181,038	$164,801	$125,692	$77,539	$60,541
Operating expenses	$159,850	$106,991	$84,410	$69,080	$55,775
Income before cumulative effect of a change in accounting principle	$9,818	$35,665	$29,223	$5,636	$3,183
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	—	—	—	(14,655)

Net income (loss)	$9,818	$35,665	$29,223	$5,636	$(11,472)

Earnings per share:
Basic
Income before cumulative effect of a change in accounting principle	$0.13	$0.52	$0.47	$0.10	$0.05
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	—	—	—	(0.25)

Net income (loss)	$0.13	$0.52	$0.47	$0.10	$(0.20)

Diluted
Income before cumulative effect of a change in accounting principle	$0.13	$0.50	$0.45	$0.09	$0.05
Cumulative effect of a change in accounting principle, net of income taxes(a)	—	—	—	—	(0.25)

Net income (loss)	$0.13	$0.50	$0.45	$0.09	$(0.20)

Weighted-average shares outstanding
Basic	74,027	68,887	61,639	59,168	57,906
Diluted	76,154	71,816	65,233	61,987	59,018
Selected Balance Sheet Data:
Working capital	$267,671	$294,035	$179,943	$108,457	$87,157
Total assets	$637,280	$509,990	$300,581	$232,998	$205,643
Long-term liabilities	$6,630	$4,875	$3,617	$4,217	$4,569
Stockholders' equity	$569,405	$453,127	$254,586	$184,877	$169,860

(a)
The change in accounting principle related to a goodwill impairment of $14.7 million which was recorded as a transition charge upon our adoption of SFAS No. 142.

        The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced throughout this Form 10-K, including but not limited to factors under the heading, "Item 1A. Risk Factors" in Part I above. This Form 10-K must be read in its entirety.

        We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits.

        We currently serve a broad group of customers. No one customer accounted for more than 10% of our net sales in fiscal year 2007. However, approximately one-third of our net sales are to customers whose material sales are to the U.S. Government. All sales to the U.S. Government are subject to cancellation and price renegotiation at the convenience of the government. We also serve a variety of end markets, which we generally classify as follows:

  •
  Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, and SCRs. These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

  •
  Commercial Air / Space—Our commercial air/space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules, analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

  •
  Industrial / Semicap—Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

  •
  Medical—Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and SMPS products for use in magnetic resonance imaging (MRI) systems.

  •
  Mobile / Connectivity—Our mobile connectivity products include broadband power amplifiers and MMICs targeted at 802.11 a/b/g/n/e, MIMO, wi-max wireless LAN devices and related equipment. Products also include PoE, a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

  •
  Notebook/ LCD TV/ Display—Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include CCFL controllers, LED drivers,

    visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

        We have been integrating the management of our various locations, as further demonstrated by the integration of our recent acquisitions. Production has been transferred between our facilities to share resources and technology, as well as to more efficiently produce our products. We make best use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same project, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

Capacity Optimization Enhancement Program

        In 2001, we commenced our Capacity Optimization Enhancement Program to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Phase I

        We started phase I of the Capacity Optimization Enhancement Program in fiscal year 2001, which included 1) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and 2) the closure of the Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts. We completed Phase I in 2005 at a total cost of $14,186,000.

Phase II

        In October 2003, we announced the consolidation of our operations in Santa Ana, California ("Santa Ana") into operations in Garden Grove, California ("Garden Grove") and Scottsdale, Arizona ("Scottsdale"). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana. In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts ("Watertown"). We moved production to our facilities in Scottsdale and Lowell, Massachusetts ("Lowell"). We completed Phase II in 2006 at a total cost of $7,040,000.

Phase III

        In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado ("Broomfield") into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp. - Ireland ("Ireland") in Ennis, Ireland.

        In May 2007 we announced that that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	880	—	880
Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024

        In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $643,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

        Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with FAS 146 (Accounting for Costs Associated with Exit or Disposal Activities), FAS 112 or FAS 151 (Inventory Costs—an amendment of ARB No. 43, Chapter 4), as applicable.

        The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield shipped approximately 9%, 4% and 3% of net sales in fiscal years 2005, 2006 and 2007, respectively. We currently anticipate that Broomfield will continue operations through fiscal year 2008 to service customer requirements in the medical end market. The decision to continue limited production in Broomfield also supports more rapid development of devices that we expect will provide higher Microsemi content.

        In February 2006, Advanced Power Technology, Inc. ("APT") announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp. - Power Products Group ("PPG") in July 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $289,000 in additional severance expense in accordance with FAS 146 and $200,000 in lease termination fees. The lease termination was not contemplated at the time of the acquisition of PPG.

        The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at April 28, 2006	$182	$—	$182
Provisions	324	—	324
Cash expenditures	(150)	—	(150)

Balance at October 1, 2006	$356	—	$356
Provisions	289	200	489
Cash expenditures	(645)	(200)	(845)

Balance at September 30, 2007	$—	$—	$—

        In fiscal year 2007, in accordance with FAS 146, we recorded $940,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

Acquisition

        On October 24, 2006, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with PowerDsine Ltd. ("PowerDsine"), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi's average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

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

Revenue recognition, sales returns and allowances

        We recognize revenue to all customers, including distributors, when title and risk of loss have passed to the customer and provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. For substantially all sales, revenues are recognized at the time the product is shipped to customers.

        We enter into contracts with certain distributors and these contracts permit very limited stock rotation returns. We provides an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management's expectations.

        In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenues have been within management's expectations.

        We generally provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management's expectations.

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

        With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years; however, any unexpected significant adverse change in the financial position of any of our major customers or any group of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventories

        Inventories are stated at the lower of cost, as determined using the first-in, first-out method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. The total evaluations require material management judgments, including estimates of future sales, continuing market acceptance of our products, and market and economic conditions. Additionally, inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Historically, the net realizable value of our inventories has generally been within management's estimates. However, if we are unable to meet our sales expectations, or if market conditions deteriorate from management's estimates, reductions in the net realizable value of our inventories could have a material adverse impact on future operating results.

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

        An evaluation under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will recognize an impairment loss which equals to the excess of the carrying value of the assets over the fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Goodwill

        We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") at the beginning of fiscal year 2003, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2007 and determined that no impairment existed.

Accounting for income taxes

        We record a liability for potential tax assessments based on our estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted.

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

        On October 4, 2004, President Bush signed into Law the Working Families Tax Relief Act of 2004 (the "2004 Act"). The 2004 Act retroactively extended the expiration date of the research tax credit from June 30, 2004 to December 31, 2005. Since the credit was reinstated after September 26, 2004, the last day of our fiscal year 2004, we recognized credits from September 29, 2003 through June 30, 2004 in fiscal year 2004 and we recognized the retroactive reinstatement of the credit from July 1, 2004 through September 26, 2004 was recognized in the first quarter of the fiscal year 2005.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1 "Application of FASB Statement No. 109, "Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004" ("FSP FAS No. 109-1") and FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004" ("FSP FAS No. 109-2"). The American Jobs Creation Act of 2004 ("AJCA") provides several incentives for U.S. multinational corporations and U.S. manufacturers, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. We did not repatriate income from abroad because it would not have resulted in significant benefits.

Stock-based compensation

        Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("FAS 123R") to account for stock-based compensation under the modified prospective transition method. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option's expected life. The financial statements include amounts that are based on our best estimates and judgments.

        In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our planned adoption of FAS 123R, effective for fiscal year 2006, vesting of unvested options will add to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule took effect. We have imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the date on which such options would have vested under their original vesting schedule.

        As a result of this vesting acceleration, options to purchase approximately 5.1 million shares of common stock became vested and exercisable on September 21, 2005, including approximately 1.3 million shares held by executive officers. The intrinsic value of the accelerated options is approximately $76.9 million, of which $20.4 million relate to options held by executive officers. Compensation expense that would have been recorded absent the accelerated vesting was approximately $35.7 million, of which approximately $13.2 million would have been in fiscal year 2006.

        In the fourth quarter of 2005, we recorded a $5.5 million non-cash compensation charge as a result of the accelerated vesting related to the excess of the fair market value of our common stock over the option exercise price on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, we reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by our executive officers.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2006 COMPARED TO THE FISCAL YEAR 2007

        Net sales increased $71.8 million or 19% from $370.5 million for fiscal year 2006 ("2006") to $442.3 million for fiscal year 2007 ("2007"). Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2006 and 2007 is approximately as follows (amounts in thousands):

	2007	2006
Commercial Air / Space	$86,084	$82,579
Defense	138,225	117,738
Industrial / Semicap	53,413	39,011
Medical	57,442	39,752
Mobile / Connectivity	59,915	34,195
Notebook / LCD TV / Display	47,173	57,202

	$442,252	$370,477

        Sales in the commercial air / space end market increased $3.5 million from $82.6 million in 2006 to $86.1 million in 2007. The increase was driven by strong demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. Additionally, we believe that demand for commercial satellites and radar systems is strong, especially with higher planned launch levels and expansion of airports in Asia.

        Sales in the defense end market increased $20.5 million from $117.7 million in 2006 to $138.2 million in 2007. Sales in this end market continued to be solid during 2007, based on the strength of new programs, including military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics, as well as the full year contribution from PPG, which we acquired in the third quarter of 2006. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market. In addition, we expect that our price position programs will have a favorable impact beginning around the second or third quarter of fiscal year 2008.

        Sales in the industrial / semicap market increased $14.4 million from $39.0 million in 2006 to $53.4 million in 2007. The increase was due primarily to contributions from PPG, which we acquired in the third quarter of 2006. We are seeing several emerging alternative energy applications for our products but also see significant weakness in the semiconductor capital equipment market that could last for several quarters.

        Sales in the medical end market increased $17.6 million, from $39.8 million in 2006 to $57.4 million in 2007. The full year contributions of PPG in 2007 from MRI business and an improving defibrillator business were the primary drivers for this increase. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers have resulted in increases in both dollars per unit and unit content per device. While the implantable medical device business slowed compared to the prior year third quarter, based on our current bookings and expected government approvals of our customers' products, we expect the implantable medical business to continue to strengthen in upcoming quarters.

        Sales in the mobile / connectivity end market increased $25.7 million, from $34.2 million in 2006 to $59.9 million in 2007. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see continued strength in this market particularly in 802.11n products. We are also seeing wi-max shipments, which is emerging as a key future market for us and for which we have multiple solutions targeting this application.

        Sales in the notebook / LCD television / display end market decreased $10.0 million, from $57.2 million in 2006 to $47.2 million in 2007. Declines in hard disk drive and notebook demand, as well as some lower margin business that we exited, contributed to the decrease. The weakness was partially offset by strong LCD TV market demand. This market is expected to improve as the industry demand increases and new products ramp early in the next fiscal year.

        An estimated breakout of net sales by originating geographic area for 2006 and 2007 is approximately as follows (amounts in thousands):

	2007	2006
United States	$247,636	$323,330
Europe	57,964	41,896
Asia	136,652	5,251

Total	$442,252	$370,477

        Between fiscal years 2006 and 2007, we shifted more originating sales through our Asian locations than through our locations in the United States. Sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007. Between fiscal years 2006 and 2007, sales originating in Europe increased, due to shipments from PPG's facility in Europe that we acquired in the third quarter of 2006 and due to increased shipments from our Ireland facility.

        Gross profit increased $16.2 million, from $164.8 million (44.5% of sales) for 2006 to $181.0 million (40.9% of sales) for 2007. The increase in gross profit was due primarily to the addition of PPG and PowerDsine and offset primarily by costs associated with transferring and consolidating manufacturing operations of approximately $38.0 million in 2007 versus $17.8 million in 2006. In 2007, cost of sales included $0.7 million related to the expensing of manufacturing profit in acquired inventory as inventory acquired in the PowerDsine acquisition was sold to customers. In 2006, cost of sales included $4.1 million related to the expensing of manufacturing profit in acquired inventory which was incurred as inventory acquired in the PPG acquisition was sold to customers.

        Selling, general and administrative expenses increased $27.5 million from $60.4 million for 2006 to $87.9 million for 2007. The primary increases were approximately $15.5 million related to the addition of PPG and PowerDsine operations, and an increase in stock based compensation expense of $8.4 million. We also charged $1.5 million in bad debt expense related to the bankruptcy of one distributor.

        Research and development expense increased $17.2 million from $25.0 million in 2006 to $42.2 million in 2007, primarily due to the addition of research and development expense incurred at PPG and PowerDsine.

        The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

        We incurred a $20.9 million charge from the PowerDsine acquisition and $15.3 million charge from the PPG acquisition for in-process research and development ("IPR&D") in 2007 and 2006, respectively. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

        The IPR&D projects associated with the PowerDsine acquisition were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project's stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project's overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine's management provided a revenue forecast for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depends on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 14.6%, two percentage points higher than the PowerDsine's cost of capital.

        Amortization expense of intangible assets increased $8.0 million from $3.9 million in 2006 to $11.9 million in 2007 from amortization expense on intangible assets acquired in the PPG and PowerDsine acquisitions.

        Interest expense was $0.8 million higher in 2007 versus 2006 primarily due to interest expense on borrowings from our credit facility for temporary funding of the PowerDsine acquisition.

        The income tax rate was 61.2% in 2007, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development and other transactions related to the PowerDsine acquisition. These charges increased the income tax rate by 31.9 percentage points.

CAPITAL RESOURCES AND LIQUIDITY

        In 2007, we financed our operations with cash from operations.

        Net cash provided by operating activities was $50.4 million and $22.6 million in 2006 and 2007, respectively. Net income in 2007 of $9.8 million included a non-cash acquisition related IPR&D charge of $20.9 million, depreciation and amortization expense of $27.0 million as well as changes in accounts receivable, inventories, other current assets and current liabilities, as described below. In addition, we paid $7.3 million of acquisition-related transaction costs that were accrued by PowerDsine prior to the acquisition.

        Accounts receivable increased $10.7 million from $70.3 million at October 1, 2006 to $81.0 million at September 30, 2007. The increase in receivables was due primarily to our acquisition of PowerDsine and increase in net sales.

        Inventories increased $26.4 million from $88.6 million at October 1, 2006 to $115.0 million at September 30, 2007. Inventory increased primarily due to higher inventory levels to support higher anticipated net sales and inventory that was moved to a higher stocking position on certain high-reliability parts, but was also impacted by our acquisition of PowerDsine.

        Other current assets, including assets held for disposition, increased $2.6 million, from $8.2 million at October 1, 2006 to $10.8 million at September 30, 2007. The increase was due to higher prepaid balances, primarily in income taxes and deposits for equipment, and the impact of the PowerDsine acquisition and offset by the sale of a facility in Santa Ana, California that was classified in assets held for disposition at October 1, 2006.

        Current liabilities increased $9.2 million from $52.0 million at October 1, 2006 to $61.2 million at September 30, 2007. The increase was due to our acquisition of PowerDsine, partially offset by the reversal of restructuring-related severance accruals for our Ireland facility and payments of income tax and severance.

        Net cash used in investing activities was $18.6 million and $105.7 million in 2006 and 2007, respectively. 2007 primarily consisted of $157.3 million of PowerDsine acquisition costs, net of cash acquired, the purchase of property and equipment and the transfer of cash into an escrow account related to converted unvested PowerDsine restricted share awards. These amounts were partially offset by net proceeds from the sale of investments in marketable securities of $63.0 million and the sale of two properties for $11.2 million.

        Net cash provided by financing activities was $35.4 million and $25.4 million in 2006 and 2007, respectively. The decrease of $10.0 million related primarily to a decrease in proceeds from stock option exercises and the related tax benefits.

        We had $165.4 million and $107.7 million in cash and cash equivalents at October 1, 2006 and September 30, 2007, respectively.

        Current ratios were 6.7 to 1 and 5.4 to 1 at October 1, 2006 and September 30, 2007, respectively.

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. That maximum that may be borrowed is $75 million, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of September 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of September 30, 2007, we were in compliance with the financial covenants required by our credit facility.

        As of September 30, 2007, we had no material commitments for capital expenditures.

        On October 24, 2006, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with PowerDsine Ltd. ("PowerDsine"), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi's average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

        The following table summarizes our contractual payment obligations and commitments as of September 30, 2007:

	Payments due by period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,218	$292	$610	$612	$5,282	$(3,578)
Operating leases	20,245	5,635	8,733	2,860	3,017	—
Purchase obligations	29,402	23,856	5,214	332	—	—
Other long-term liabilities	4,136	432	3,286	142	276	—

Total	$57,001	$30,215	$17,843	$3,946	$8,575	$(3,578)

        Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2005 COMPARED TO THE FISCAL YEAR 2006

        Net sales increased $73.1 million or 25% from $297.4 million for fiscal year 2005 ("2005") to $370.5 million for fiscal year 2006 ("2006"). Sales by end markets, including sales through distributors, are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2005 and 2006 is as follows (amounts in thousands):

	2006	2005
Commercial Air / Space	$82,579	$55,621
Defense	117,738	101,129
Industrial / Semicap	39,011	20,821
Medical	39,752	35,693
Mobile Connectivity	34,195	26,770
Notebook / LCD TV / Display	57,202	57,406

	$370,477	$297,440

        Sales in the commercial air / space end market increased $27.0 million from $55.6 million in 2005 to $82.6 million in 2006. The increase was driven by strong demand for commercial aircraft in Asia and in North America by low cost carriers driving increased order rates from aircraft manufacturers. Additionally, demand for commercial satellites and radar systems were particularly robust. The PPG acquisition contributed $4.6 million to our growth in this end market.

        Sales in the defense end market increased $16.6 million from $101.1 million in 2005 to $117.7 million in 2006. The PPG acquisition contributed $10.0 million to our growth in this end market, especially in airborne radar and avionics applications. This increase was also driven by higher defense spending. Other factors contributing to the increase in revenues were favorable contract negotiations, product mix shift towards higher reliability components which generally have higher selling prices, strategic price positioning in certain product lines.

        Sales in the industrial / semicap market increased $18.2 million from $20.8 million in 2005 to $39.0 million in 2006, due largely to the acquisition of PPG with its switching products for semiconductor capital equipment markets. The PPG acquisition contributed $14.9 million to our growth in this end market. Other areas of growth were in solar inverters, inductive heating, welding applications and switch mode power supplies.

        Sales in the medical end market increased $4.1 million, from $35.7 million in 2005 to $39.8 million in 2006. Sales were up slightly driven by strength in our MRI business. While the implantable medical device business slowed during 2006, primarily due to implantable cardioverter defibrillator product recalls, increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers has resulted in increases in both dollar and unit content per device.

        Sales in the mobile connectivity end market increased $7.4 million, from $26.8 million in 2005 to $34.2 million in 2006. Sales in this end market grew consistently due to market acceptance of new power amplifier introductions. We have successfully transitioned into our fourth generation of 2.4 and 5 gigahertz power amplifiers for the 802.11a/b/g and n markets. This market had growth due to additional products addressing set top box and telecommunication market applications using switching and DC-DC products.

        Sales in the notebook, LCD television and displays end market decreased $0.2 million, from $57.4 million in 2005 to $57.2 million in 2006. We saw decreases due to our decision to exit certain lower margin business, primarily related to automotive displays. In contrast, we saw increases due primarily to higher shipments of our lighting product solutions to notebook computer and LCD television manufacturers as well as devices for storage applications. The LCD television market continued to gain momentum in the 21" and greater display size where our products are strongly positioned. Additionally, we saw significant growth in generic lighting displays, particularly in point of sale terminals. Offsetting this growth was our decision to exit certain lower margin business, primarily related to automotive displays.

        Gross profit increased $39.1 million, from $125.7 million (42.3% of sales) for 2005 to $164.8 million (44.5% of sales) for 2006. The improvement in gross profit in 2006 was the combined result of: 1) higher gross margins on new products; 2) improved factory utilization; 3) cost savings resulting from Phase I and Phase II of our Capacity Optimization Enhancement Program; and 4) increased revenues. Higher gross profit margins were slightly offset by the PPG acquisition as its historical margins have been lower than our overall margin. In addition, cost of sales included $4.1 million related to the expensing of manufacturing profit in acquired inventory which was incurred as inventory acquired in the PPG acquisition was sold to customers.

        Selling, general and administrative expenses increased $0.6 million, from $59.8 million for 2005 to $60.4 million for the 2006. Higher commissions and other selling expenses associated with higher sales in 2006 and the addition of PPG were offset by a $5.5 million non-recurring charge for acceleration of stock options in 2005.

        Amortization of other intangible assets was $0.9 million and $3.9 million for 2005 and 2006, respectively. This increase was due to amortization related to the PPG acquisition.

        Research and development increased $6.1 million, from $18.9 million in 2005 to $25.0 million in 2006. The increase was primarily due to higher product development spending at existing Microsemi businesses, as well as the inclusion of PPG.

        We had higher short term investment balances in 2006 compared to 2005; consequently, interest income increased $3.1 million, from $1.8 million in 2005 to $4.9 million in 2006.

        The effective tax rates were 31.8% and 43.0% for 2005 and 2006, respectively. The increase in the effective tax rate was primarily attributable to non-deductible charges related to the PPG acquisition. The non-deductible in-process research and development charge of $15.3 million related to the PPG acquisition had an 8.6 percentage point impact to our effective tax rate while the expiration of the research and development tax credit had an additional 0.9 percentage point impact. We also had increased taxable income in higher tax rate jurisdictions.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of FAS 157.

Statement of Financial Accounting Standards No. 159

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of FAS 159.

FASB Interpretation No. 48

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in foreign currency exchange rates, interest rates, and stock market. We are exposed to various market risks, related to changes in foreign currency exchange rates and changes in interest rates.

        We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have not conducted a foreign currency hedging program thus far. We have and may continue to consider the adoption of a foreign currency hedging program.

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

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of our acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon our choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If we elect a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with our Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. The maximum that may be borrowed is $75 million, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of September 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of September 30, 2007, we were in compliance with the financial covenants required by our credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets at October 1, 2006 and September 30, 2007	48
	Consolidated Income Statements for each of the three fiscal years in the period ended September 30, 2007	49
	Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended September 30, 2007	50
	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 2007	51
	Notes to Consolidated Financial Statements	52
2.	Financial Statement Schedule
	Schedule for the fiscal years ended October 2, 2005 October 1, 2006 and September 30, 2007.
	II—Valuation and Qualifying Accounts	78

        Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
of Microsemi Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report to Stockholders on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report to Stockholders on Internal Control Over Financial Reporting appearing under item 9A, management has excluded Microsemi Corp - Analog Mixed Signal Group, Ltd., formerly PowerDsine Ltd., from its assessment of internal control over financial reporting as of September 30, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Microsemi Corp - Analog Mixed Signal Group, Ltd., formerly PowerDsine Ltd. from our audit of internal control over financial reporting. Microsemi Corp - Analog Mixed Signal Group, Ltd., formerly PowerDsine Ltd. is a wholly-owned subsidiary of Microsemi Corporation whose total assets and total revenues represent 13% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

/s/ PricewaterhouseCoopers LLP
Orange County, CA
November 21 2007

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2007	October 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$107,685	$165,415
Accounts receivable, net of allowance for doubtful accounts of $1,424 at September 30, 2007 and $1,150 at October 1, 2006	81,035	70,260
Inventories	115,038	88,643
Deferred income taxes	14,315	13,482
Other current assets, including assets held for disposition of $4,553 at October 1, 2006	10,843	8,223

Total current assets	328,916	346,023
Property and equipment, net	68,846	65,018
Deferred income taxes	742	—
Goodwill	177,668	51,546
Intangible assets, net	54,714	45,253
Other assets	6,394	2,150

TOTAL ASSETS	$637,280	$509,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturity of long-term liabilities	$724	$400
Accounts payable	25,923	20,533
Accrued liabilities	34,598	25,874
Income taxes payable	—	5,181

Total current liabilities	61,245	51,988

Deferred income taxes	—	1,298
Long-term liabilities	6,630	3,577
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 77,154 and 71,572 at September 30, 2007 and October 1, 2006, respectively	15,431	14,316
Capital in excess of par value of common stock	429,277	324,298
Retained earnings	124,257	114,439
Accumulated other comprehensive income	440	74

Total stockholders' equity	569,405	453,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$637,280	$509,990

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended September 30, 2007

(amounts in thousands, except earnings per share)

	2007	2006	2005
Net sales	$442,252	$370,477	$297,440
Cost of sales	261,214	205,676	171,748

Gross profit	181,038	164,801	125,692

Operating expenses:
Selling and general and administrative	87,904	60,354	54,362
Charge for acceleration of stock options	—	—	5,463
In-process research & development	20,940	15,300	—
Amortization of intangible assets	11,890	3,850	919
Research and development costs	42,163	25,030	18,937
Restructuring charges	1,098	2,444	3,632
(Gain) loss on dispositions of operating assets, net	(4,145)	13	1,097

Total operating expenses	159,850	106,991	84,410

Operating income	21,188	57,810	41,282

Other income (expenses):
Interest expense	(943)	(162)	(199)
Interest income	5,153	4,922	1,756
Other, net	(69)	7	7

Total other income	4,141	4,767	1,564

Income before income taxes	25,329	62,577	42,846
Provision for income taxes	15,511	26,912	13,623

Net income	$9,818	$35,665	$29,223

Earnings per share:
Basic	$0.13	$0.52	$0.47

Diluted	$0.13	$0.50	$0.45

Weighted-average common shares outstanding:
Basic	74,027	68,887	61,639

Diluted	76,154	71,816	65,233

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For each of the three fiscal years in the period ended September 30, 2007

(amounts in thousands)

			Capital in Excess of Par value of Common Stock
	Common Stock				Accumulated Other Comprehensive Income (Loss)
				Retained Earnings
	Shares	Amount				Total
Balance at September 26, 2004	59,830	$11,966	$123,379	$49,551	$(19)	$184,877
Proceeds from exercise of stock options	3,857	773	22,062	—	—	22,835
Shares exchanged for options exercised	(183)	(37)	(3,002)	—	—	(3,039)
Tax benefit—stock options	—	—	15,232	—	—	15,232
Acceleration of stock options	—	—	5,463	—	—	5,463
Comprehensive income (loss)	—	—	—	29,223	(5)	29,218

Balance at October 2, 2005	63,504	12,702	163,134	78,774	(24)	254,586

Proceeds from exercise of stock options	3,204	641	25,977	—	—	26,618
Shares exchanged for options exercised	(31)	(6)	(872)	—	—	(878)
Issuance of stock related to an acquisition	4,895	979	118,978	—	—	119,957
Tax benefit—stock options	—	—	15,507	—	—	15,507
Stock-based compensation	—	—	1,574	—	—	1,574
Comprehensive income	—	—	—	35,665	98	35,763

Balance at October 1, 2006	71,572	14,316	324,298	114,439	74	453,127

Proceeds from exercise of stock options	2,536	507	21,932	—	—	22,439
Shares exchanged for options exercised	(45)	(8)	(953)	—	—	(961)
Issuance of stock related to an acquisition	3,091	616	68,248	—	—	68,864
Tax benefit—stock options	—	—	6,254	—	—	6,254
Stock-based compensation	—	—	9,498	—	—	9,498
Comprehensive income	—	—	—	9,818	366	10,184

Balance at September 30, 2007	77,154	$15,431	$429,277	$124,257	$440	$569,405

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended September 30, 2007

(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$9,818	$35,665	$29,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,047	16,527	12,037
Provision for doubtful accounts	2,002	370	(278)
(Gain) loss on disposition of assets	(4,145)	—	1,097
In process research and development	20,940	15,300	—
Manufacturing profit in acquired inventory	—	4,115	—
Deferred income taxes	(1,562)	(2,991)	(3,733)
Charge for acceleration of stock options	—	—	5,463
Tax benefits—stock options	—	—	15,232
Charge for stock based compensation	9,497	1,574	—
Change in assets and liabilities (net of acquisition):
Accounts receivable	(9,029)	(7,849)	(10,736)
Inventories	(20,807)	(18,697)	(1,362)
Other current assets	(2,721)	(420)	(122)
Other assets	—	(13)	(169)
Accounts payable	3,599	923	(1,690)
Accrued liabilities	(9,778)	(13)	811
Income taxes payable	(3,188)	5,948	(334)
Other long-tem liabilities	909	—	—

Net cash provided by operating activities	22,582	50,439	45,439

Cash flows from investing activities:
Purchases of property and equipment	(18,725)	(13,857)	(11,517)
Sale of short term investments	63,045	16,951	—
Proceeds from sales of assets	11,241	—	—
Acquisition of certain business assets and businesses, net of cash acquired	(157,305)	(24,033)	—
Other assets	(3,989)	2,386	70

Net cash used in investing activities	(105,733)	(18,553)	(11,447)

Cash flows from financing activities:
Payments of long-term liabilities	—	(160)	(757)
Excess tax benefit from options	3,943	9,799	—
Exercise of employee stock options	21,478	25,741	19,796

Net cash provided by financing activities	25,421	35,380	19,039

Net increase (decrease) in cash and cash equivalents	(57,730)	67,266	53,031
Cash and cash equivalents at beginning of year	165,415	98,149	45,118

Cash and cash equivalents at end of year	$107,685	$165,415	$98,149

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$943	$162	$199
Income taxes	$16,319	$13,897	$755

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

        Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include defense, commercial air / space, industrial / semicap, medical, mobile connectivity and notebook, LCD television and displays.

        On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation ("APT"), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on July 25, 2006 by the Amendment No. 1 to Agreement and Plan of Merger. We completed the merger on April 26, 2007 and subsequently renamed APT, Microsemi Corp. - Power Products Group ("PPG").

        On October 24, 2006, we entered into a definitive agreement and plan of merger with PowerDsine Ltd. ("PowerDsine"), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. We completed the merger on January 9, 2007 and subsequently renamed PowerDsine Ltd., Microsemi Corp. - Analog Mixed Signal Group, Ltd. ("AMSGL").

Fiscal Year

        We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on October 1, 2006 and September 30, 2007 consisted of fifty-two weeks and fiscal year ended October 2, 2005 consisted of fifty-three weeks.

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

Fair Value of Financial Instruments

        The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity. The carrying value of our long-term liabilities at October 1, 2006 and September 30, 2007 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Foreign Currency

        Our subsidiary in Ireland uses the United States Dollar ("USD") as its functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Our subsidiary in France uses the European Union Euro as its functional currency. Assets and liabilities are translated to USD at the exchange rate in effect at the balance sheet date; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB.

Concentration of Credit Risk and Foreign Sales

        We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government.

        Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately one-third of total net sales in fiscal year 2007. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

        In addition, net sales to foreign customers represented approximately one-third of net sales for fiscal years 2005, 2006 and 2007, respectively. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management's expectations.

Cash and Cash Equivalents

        We consider all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. Additionally, inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Historically, the net realizable value of our inventories has generally been within management's estimates.

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

        We enter into contracts with certain distributors, and these contracts may permit very limited stock rotation returns. We provide an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management's expectations.

        In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management's expectations.

Accounts receivable and allowance for doubtful accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts.

        The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years.

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

Goodwill

        We adopted FAS 142 at the beginning of fiscal year 2003, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, goodwill and other intangible assets with indefinite lives are no longer amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, we are required to reassess goodwill. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet.

        We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2007 and determined that no impairment existed.

Accounting For Income Taxes

        We record a liability for potential tax assessments based on our estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted.

        We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Stock-Based Compensation

        Beginning in fiscal year 2006, we adopted FAS 123R under the modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results were not restated.

Preferred Stock

        Our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock and to designate the rights and terms of any such issuances. We have not issued any preferred stock.

Shareholder Rights Plan

        We adopted a Shareholder Rights Plan, which provides that an acquisition of 20% or more of the outstanding shares without our Board's approval or ratification results in the exercisability of the Right accompanying each share of Common Stock, thereby entitling the holder to purchase 1/4,000th of a share of Series A Junior Participating Preferred Stock for $100, resulting in dilution to the acquirer because each Right under some circumstances entitles the holder upon exercise to receive securities or assets valued at $200 and under other circumstances entitles the holder to ten (10) times the amount of any dividends or distributions on the common stock.

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

        Earnings per share for the fiscal years 2005, 2006 and 2007 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2007	2006	2005
BASIC
Net income	$9,818	$35,665	$29,223

Weighted-average common shares outstanding	74,027	68,887	61,639

Basic earnings per share	$0.13	$0.52	$0.47

DILUTED
Net income	$9,818	$35,665	$29,223

Weighted-average common shares outstanding for basic	74,027	68,887	61,639
Dilutive effect of stock options	2,127	2,929	3,594

Weighted-average common shares outstanding on a diluted basis	76,154	71,816	65,233

Diluted earnings per share	$0.13	$0.50	$0.45

        Approximately 885,000, 1,189,000 and 4,171,000 options in 2005, 2006 and 2007 respectively, were not included in the computation of diluted earnings per share because the inclusion would have been antidilutive.

Comprehensive Income

        Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive income consists solely of the cumulative foreign currency translation adjustment.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of FAS 157.

Statement of Financial Accounting Standards No. 159

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of FAS 159.

FASB Interpretation No. 48

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

2. INVENTORIES

        Inventories are summarized as follows (amounts in thousands):

	September 30, 2007	October 1, 2006
Raw materials	$42,524	$26,060
Work in progress	44,467	41,695
Finished goods	28,047	20,888

	$115,038	$88,643

3. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	September 30, 2007	October 1, 2006
Buildings	20-40 years	$33,968	$33,359
Property and equipment	3-10 years	104,230	94,539
Furniture and fixtures	5-10 years	3,244	2,643
Leasehold improvements	Shorter of asset life or life of lease	14,818	10,104

		156,260	140,645
Accumulated depreciation		(98,776)	(85,958)
Land		2,363	2,553
Construction in progress		8,999	7,778

		$68,846	$65,018

        Depreciation expense was $11,118,000, $12,678,000 and $15,158,000 in fiscal years 2005, 2006 and 2007 respectively.

4. GOODWILL AND INTANGIBLE ASSETS, NET:

        Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 30, 2007		October 1, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Life (in years)
Amortizable intangible assets
Completed technology	$62,663	$(14,794)	$45,632	$(6,090)	8 to 10
Customer relationships	6,390	(1,379)	5,230	(703)	8 to 10
Backlog	3,450	(3,095)	2,030	(846)	1
Other	2,228	(749)	488	(488)	5

	$74,731	$(20,017)	$53,380	$(8,127)

Non-amortizing intangible assets
Goodwill	$177,668		$51,546

        During fiscal year 2007, goodwill increased $129,993,000 as a result of our acquisition of AMSGL and decreased $3,871,000 primarily as a result of the reversal of income tax valuation allowances established in connection with the AMSGL and PPG acquisitions and the tax benefit from the exercise of vested options assumed in the AMSGL and PPG acquisitions. See Note 12.

        Amortization expense for intangible assets in fiscal years 2005, 2006 and 2007 was $919,000, $3,850,000 and $11,890,000, respectively. Estimated amortization in the five succeeding years is as follows (amounts in thousands):

	Fiscal Year
	2008	2009	2010	2011	2012
Amortization expense	$9,980	$9,577	$9,454	$9,454	$6,555

5. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following components (amounts in thousands):

	September 30, 2007	October 1, 2006
Payroll, bonus, vacation, sick and other employee benefits	$18,496	$15,797
Restructuring	1,024	2,715
Other	15,078	7,362

	$34,598	$25,874

6. INCOME TAXES

        Pretax income was taxed under the following jurisdictions (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2007
	2007	2006	2005
Domestic	$37,929	$58,946	$40,356
Foreign	(12,600)	3,631	2,490

Total	$25,329	$62,577	$42,846

        The provision for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2007
	2007	2006	2005
Current:
Federal	$13,162	$26,198	$13,623
State	2,401	2,954	3,490
Foreign	1,510	751	243
Deferred	(1,562)	(2,991)	(3,733)

	$15,511	$26,912	$13,623

        The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	September 30, 2007	October 1, 2006
Accounts receivable	$2,103	$2,343
Inventories	7,952	7,634
Accrued employee benefit expenses	2,219	2,065
Net operating losses	14,052	3,338
Tax credits	3,828	3,984
Accrued other expenses	2,510	1,246
Deferred equity compensation	3,065	1,959
Other assets	906	1,662

Total deferred tax assets	36,635	24,231

Intangible assets	(11,090)	(8,471)
Fixed assets	(328)	(1,622)

Total deferred tax liabilities	(11,418)	(10,093)

Less valuation allowance	(10,160)	(1,954)

	$15,057	$12,184

        We have federal net operating losses acquired with PPG of approximately $728,000 that begin expiring in 2023 and various state net operating losses (NOLs) of approximately $4,001,000 that begin expiring in 2007, foreign NOLs of approximately $47,814,0000 that carryforward indefinitely, federal research and experimentation credits of approximately $232,000 that begin expiring in 2019, state research and experimentation credits of approximately $4,374,000 that have an indefinite carry forward, and other state tax credits of approximately $276,000 that began expiring in 2007. A valuation allowance has been set up against a portion of the state tax credit carryforwards.

        We have provided a valuation allowance of approximately $9,534,000 as of September 30, 2007 on all of our net deferred tax assets related to AMSGL as we have determined that it was more likely than not that the deferred tax assets would not be realized. Additionally, under the provisions of SFAS No. 109, "Accounting for Income Taxes," and related interpretations, future period reductions to the valuation allowance related to AMSGL's deferred tax assets that existed as of the date of acquisition are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acqusition, and then, once these assets have been reduced to zero, credited to the income tax provision. The valuation allowance related to AMSGL's net deferred tax assets was approximately $9,830,000 at January 9, 2007, the date of the acquisition.

        Pursuant to Internal Revenue Code Section 382, the utilization of the NOLs acquired with APT will be subject to limitations due to the ownership change. At this time, based upon the purchase price of APT, we do not believe that these limitations will affect the utilization of the NOLs.

        During the fiscal year ended September 30, 2007, the Internal Revenue Service concluded its examination on our tax returns for fiscal years 2000-2002. These examinations resulted in no material adjustments.

        We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flows.

        The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2007
	2007	2006	2005
Tax computed at federal statutory rate	$8,864	$21,902	$14,983
State taxes, net of federal impact	1,105	2,366	525
Foreign income taxed at different rates	1,159	(573)	(1,635)
Tax credits	(3,898)	(1,356)	(449)
Stock option acceleration	—	—	580
Stock award compensation	2,342	206	—
In process research and development	6,073	5,355	—
Other differences, net	(134)	(988)	(381)

	$15,511	$26,912	$13,623

        No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2006 and 2007, these undistributed earnings aggregated approximately $22,267,000 and $40,692,000, respectively.

7. LONG-TERM LIABILITIES

        Long-term liabilities consisted of (amounts in thousands):

	September 30, 2007	October 1, 2006
Capital leases	$3,218	$3,224
Other liabilities:
Severance	2,866	—
Environmental	1,025	417
Supplemental retirement benefit	245	336

Total Long-Term Liabilities	7,354	3,977
Current Portion	(724)	(400)

Long-Term Portion	$6,630	$3,577

        We lease a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease with a seven year term. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include severance, environmental reserves and supplemental retirement benefits.

        Future payments for capital lease obligations and other long-term liabilities, including the current portion, are as follows, (amounts in thousands):

	Payments due by period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,218	$292	$610	$612	$5,282	$(3,578)
Other long-term liabilities	4,136	432	3,286	142	276	—

Total	$7,354	$724	$3,896	$754	$5,558	$(3,578)

        We entered into a $75.0 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces our existing $30.0 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes. Initial borrowings were used to finance a portion of our acquisition of AMSGL. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon our choice of either a Prime-based Advance or Eurodollar-based Advance. Prime-based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If we elect a Eurodollar-based Advance, the borrowing bears interest at the Eurodollar-based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the our Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA (ii) and a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. The maximum that may be borrowed is $75.0 million, but the amount actually available to us for borrowing at any given time could be less than the amount stated. As of September 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of September 30, 2007, we were in compliance with the financial covenants required by our credit facility.

8. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock Based Compensation

        In December 1986, the Board of Directors adopted an incentive stock option plan (the "1987 Plan"), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by our stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by us of stock options, stock appreciation rights, shares of common stock or cash. As of September 30, 2007, we have granted stock options and restricted shares under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by the Board of Directors. Options granted on or after February 22, 2006, have the same terms as those granted prior to February 22, 2006, with the exception that they must be exercised within six years from the date they are granted. If an employee owns more than 10% of the total combined voting power of all classes of our stock, the exercise period is limited to five years and the exercise price is 10% higher than the closing price on the grant date. It is our policy to satisfy the exercise of employee stock options with newly issued shares of common stock.

        At the annual meeting on February 29, 2000, our stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At September 30, 2007, there were approximately 3,145,000 shares available for grant under the Plan.

        Beginning in fiscal year 2006, we adopted FAS 123R under the modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the years ended September 30, 2007, and October 1, 2006, operating income decreased by $9,997,000 and $1,574,000, respectively, net income decreased by $8,749,000 and $1,214,000, respectively, basic earnings per share decreased by $0.12 and $0.02, respectively, and diluted earnings per share decreased $0.11 and $0.02, respectively.

        Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Fiscal Year Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
September 30, 2007
Option grants	2,893,700	$19.26	$6.41	4.5%	0.0%	3.0	41.2%
Restricted stock award	100,000		$20.99
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.0%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,505		$17.88
October 2, 2006
Option grants	816,565	$26.19	$9.86	4.9%	0.0%	3.2	46.8%
Converted PPG options	568,363	$17.51	$12.01	4.9%	0.0%	1.2	31.6%

        Options and restricted stock awards are granted at a price equal to the closing price of our common stock on the date of the grant and are subject to forfeiture if employment terminates.

        Converted PowerDsine options and restricted stock awards were issued in connection with the acquisition of PowerDsine, Ltd. Each PowerDsine restricted stock award was converted into 0.1498 Microsemi restricted stock awards which were valued at $17.88 per award and $8.25 in cash. The cash component is payable upon the vesting of the related reward. Compensation expense related to the vesting of the cash component was $500,000 for fiscal year 2007. Converted PPG options were issued in connection with the acquisition of Advanced Power Technology, Inc., which we subsequently renamed, Microsemi Corp. - Power Products Group.

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

        Activity and price information related to stock options are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding October 1, 2006	10,077,180	$17.06
Granted or Converted	4,707,260	15.58
Exercised	(2,535,722)	8.84
Expired or Canceled	(440,355)	21.96

Outstanding September 30, 2007	11,808,363	$18.05
Vested	8,322,940	$17.45
Unvested	3,485,423	$19.50

        Stock options exercisable under the Plan were 12,068,210, 9,420,103 and 8,322,940 at October 2, 2005, October 1, 2006, and September 30, 2007, respectively, at weighted-average exercise prices of $14.04, $16.43, and $17.45 respectively.

        The total intrinsic value of options exercised during the fiscal years ended October 2, 2005, October 1, 2006, and September 30, 2007, was approximately $51,037,000, $62,693,000, and $31,329,000, respectively.

        At September 30, 2007, the intrinsic value and average remaining life were $116,712,000 and 6.4 years for outstanding options and $33,085,000 and 5.7 years for unvested options. At October 1, 2006, the intrinsic value and average remaining life were $46,626,000 and 7.6 years for outstanding options and $46,314,000 and 7.6 years for unvested options.

        Activity and price information related to restricted stock awards are as follows:

	Restricted Stock Awards	Weighted-Average Grant Price
Outstanding October 1, 2006	—	$—
Granted or Converted	156,505	19.87
Vested	(4,422)	17.88
Expired or Canceled	(2,352)	17.88

Outstanding and Unvested September 30, 2007	149,731	$19.96

        During the third quarter of 2007, we granted one new restricted stock award consisting of 100,000 shares that vest after two years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable. The remaining 56,505 restricted share awards granted in 2007 were converted in connection with the acquisition of PowerDsine. There were no restricted stock awards granted prior to October 1, 2006.

        At September 30, 2007, unamortized compensation expense related to unvested options and restricted stock awards, net of forfeitures, was approximately $18,358,000. The weighted average period over which compensation expense related to these options will be recognized is 2.0 years.

        Remaining shares available for grant at October 2, 2005, October 1, 2006, and September 30, 2007 under the Plan were 926,000, 2,833,000, and 3,145,000, respectively.

        In August 2005, we announced that we would accelerate the vesting of certain unvested stock options, all previously awarded to eligible participants under our 1987 Stock Plan, as amended. Upon our adoption of FASB Statement No. 123R, "Share-Based Payment," effective at the beginning of fiscal year 2006, vesting of unvested options added to our compensation expense. Therefore, we accelerated vesting into fiscal year 2005 before the new accounting rule took effect. We imposed substantial restrictions on all shares issued under the accelerated options. These restrictions prevent the selling of any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy taxes) until the date on which such options would have vested under their original vesting schedule.

        As a result of this vesting acceleration, options to purchase approximately 5,148,000 shares of common stock became vested and exercisable on September 21, 2005, including approximately 1,324,000 shares held by executive officers. The intrinsic value of the accelerated options is approximately $76,903,000, of which $20,431,000 relate to options held by executive officers. Compensation expense that would have been recorded absent the accelerated vesting was approximately $35,746,000, of which approximately $13,169,000 would have been in fiscal year 2006.

        We recorded a $5,463,000 non-cash compensation charge as a result of the accelerated vesting related to the excess of the fair market value of our common stock over the option exercise price on the acceleration date of those options that would have been forfeited had the vesting not been accelerated. In determining the forfeiture rates, we reviewed the impact of divisions that were previously sold or consolidated, one-time events that are not expected to recur and whether options were held by our executive officers. In September 2005 and subsequent to the vesting acceleration, we granted 3,345,000 options that were fully vested on the date of grant. All shares issued under these options contain the same restrictions as the accelerated options.

        Prior to our adoption of FAS 123R, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") provided an alternative to APB 25 in accounting for stock-based compensation issued to employees. FAS 123 provided for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continued to account for stock-based compensation arrangements under APB 25 were required by FAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income and net income per share as if the fair value based method prescribed by FAS 123 had been applied. Prior to our adoption of FAS 123R, we accounted for stock-based compensation using the provisions of APB 25 and presented the pro forma information required by FAS 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148).

        The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards (amounts in thousands):

2005
Net income, as reported	$29,223
Add: Charge for acceleration of stock options, net of related tax effects	3,748
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,312)

Pro forma net (loss)	$(41,341)

Earnings (loss) per share:
Basic—as reported	$0.47

Basic—pro forma	$(0.67)

Diluted—as reported	$0.45

Diluted—pro forma	$(0.67)

Cash Bonus Plan

        Our "Profit Sharing" Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $7,500,000, $7,250,000 and $7,340,000 in fiscal years 2005, 2006 and 2007 respectively.

401(k) Plan

        We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 25% of their eligible wages. We are committed to match 100% of employee contributions, not to exceed 3% of the employee's wages. We contributed $1,739,000, $1,893,000 and $2,566,000 to this plan during fiscal years 2005, 2006 and 2007, respectively.

Supplemental Retirement Plan

        In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee's salaries. Included in other long-term liabilities at October 1, 2006 and September 30, 2007 were $336,000 and $245,000 respectively, related to our estimated liability under the plan. All participants in this plan have retired from the Company.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

        We occupy premises and lease equipments under operating lease agreements expiring through 2016. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,245	$5,635	$8,733	$2,860	$3,017

        Lease expense charged to income was $3,040,000, $3,796,000 and $5,986,000 in fiscal years 2005, 2006 and 2007, respectively. Lease expense increased primarily due to the acquisition of PPG and AMSGL.

Purchase Obligations

        We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$29,402	$23,856	$5,214	$332	$—

Contingencies

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. - Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

        We have been involved in litigation related to patent infringement claims filed by O2Micro International Limited ("OIIM") in the United States District Court for the Eastern District of Texas, and in patent infringement claims filed by us against OIIM. These matters recently settled, resulting in the filing of a dismissal of all pending claims between the parties on November 6, 2007. In the same matter, Sony Corporation and Sony Electronics, Inc. (collectively, "Sony") asserted indemnity claims against us. Sony seeks indemnification from us in connection with claims of patent infringement brought by OIIM against Sony. The underlying claims between OIIM and Sony settled under terms that are unknown to us. However, Sony's indemnification claims remain. We are actively working with Sony to and believe that a resolution of these matters will be reached within a reasonable period of time.

        We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. ("PDL"), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the "PD Companies") by ChriMar Systems, Inc. ("ChriMar") on October 26, 2001 (the "Complaint"). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the "Court"), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, inter alia, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. ("Cisco"), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has appointed a special master for the case, who is expected to hold a Markman hearing in January 2008 in order to make recommendations to the Court for construing the claims. Based on the application of industry statistics relating to outcome of patent litigation matters, management and its legal consultants believe that there might be a possibility for exposure. We have provided for the estimated potential loss, in accordance with SFAS 5, "Accounting for Contingencies."

        We are generally self-insured for losses and liabilities related to Workers' Compensation and Employer's Liability Insurance, effective April 1, 2003. The agreement requires us to set up a claim payment fund of $60,000 and to obtain a letter of credit of $400,000 for this fund. Accrued workers' compensation liability was $869,000 and $852,000 at October 1, 2006 and September 30, 2007, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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

10. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

        In 2001, we commenced our Capacity Optimization Enhancement Program (the "Plan") to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations.

Phase I

        We started phase I of the Capacity Optimization Enhancement Program in fiscal year 2001, which included 1) the closure of most of our operations in Watertown, Massachusetts and relocation of those operations to other Microsemi plants in Lawrence and Lowell, Massachusetts and Scottsdale, Arizona and 2) the closure of the Melrose, Massachusetts facility and relocation of those operations to Lawrence, Massachusetts. We completed Phase I in 2005 at a total cost of $14,186,000.

Phase II

        In October 2003, we announced the consolidation of our operations in Santa Ana, California ("Santa Ana") into operations in Garden Grove, California ("Garden Grove") and Scottsdale, Arizona ("Scottsdale"). Santa Ana had approximately 380 employees and occupied 123,000 square feet in two facilities, including 93,000 square feet in owned facilities and 30,000 square feet in facilities that are leased by us from a third party under a 30-year capital lease. Santa Ana accounted for approximately 13% of our net sales in fiscal year 2004. In the fourth quarter of fiscal 2004, Scottsdale began to ship all products that had previously been shipped by Santa Ana. In the second quarter of fiscal year 2004, we started to consolidate the remainder of our operations in Watertown, Massachusetts ("Watertown"). We moved production to our facilities in Scottsdale and Lowell, Massachusetts ("Lowell"). We completed Phase II in 2006 at a total cost of $7,040,000.

Phase III

        In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado ("Broomfield") into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland ("Ireland") in Ennis, Ireland.

        In May 2007 we announced that that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

        Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 4% and 3% of net sales in fiscal year 2006 and 2007, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2007, we recorded $643,000 for other restructuring related expenses, primarily for travel, planning and equipment relocation, in accordance with FAS 146.

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

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Provisions	$1,134	$977	$2,111
Cash expenditures	—	(977)	(977)

Balance at October 2, 2005	1,134	—	1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	880	—	880
Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024

        The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Broomfield will continue operations through fiscal year 2008 to service customer requirements in the medical end market. The decision to continue limited production in Broomfield has also facilitated the more rapid development of devices that we expect will provide higher Microsemi content.

        In February 2006, Advanced Power Technology, Inc. ("APT") announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp. - Power Products Group ("PPG") in July 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $289,000 in additional severance expense in accordance with FAS 146 and $200,000 in lease termination fees. The lease termination was not contemplated at the time of the acquisition of PPG.

        The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at April 28, 2006	$182	$—	$182
Provisions	324	—	324
Cash expenditures	(150)	—	(150)

Balance at October 1, 2006	$356	—	$356
Provisions	289	200	489
Cash expenditures	(645)	(200)	(845)

Balance at September 30, 2007	$—	$—	$—

        In fiscal year 2007, in accordance with FAS 146, we recorded $940,000 in severance expense incurred in integrating existing Microsemi operations with AMSGL. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

11. SEGMENT INFORMATION

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

        Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	2007	2006	2005
Net Sales:
United States	$247,636	$323,330	$257,851
Europe	57,964	41,896	35,562
Asia	136,652	5,251	4,027

Total	$442,252	$370,477	$297,440

Commercial Air / Space	$86,084	$82,579	$55,621
Defense	138,225	117,738	101,129
Industrial / Semicap	53,413	39,011	20,821
Medical	57,442	39,752	35,693
Mobile Connectivity	59,915	34,195	26,770
Notebook / LCD TV / Display	47,173	57,202	57,406

Total	$442,252	$370,477	$297,440

Long lived assets:
United States	$63,460	$62,548	$56,547
Europe	2,397	1,335	860
Asia	2,989	1,135	959

Total	$68,846	$65,018	$58,366

        Between fiscal years 2006 and 2007, we shifted more originating sales through its Asian locations than through our locations in the United States. Sales originating in Asia also increased due to the contributions of AMSGL, which we acquired in the second quarter of 2007. Between fiscal years 2006 and 2007, sales originating in Europe increased, due to shipments from PPG's facility in Europe that we acquired in the third quarter of 2006 and due to increased shipments from our Ireland facility.

12. ACQUISITION

        On October 24, 2006, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with PowerDsine Ltd. ("PowerDsine"), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi's average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. A further $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

        The total purchase price is as follows (amounts in thousands):

Cash consideration to PowerDsine stockholders	$169,997
Direct transaction fees and expenses	3,582
Fair value of 3,085 Microsemi shares issued to PowerDsine stockholders	56,953
Fair value of vested equity awards assumed by Microsemi	12,573

Total consideration	$243,105

        The purchase price has been allocated based on the estimated fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed within one year from the acquisition date in accordance with generally accepted accounting principles. Management's estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$16,274
Short term investments	20,356
Accounts receivable, net	3,748
Inventories	5,588
Other current assets	1,811
Investments in marketable securities	42,689
Property and equipment, net	1,868
Goodwill	129,993
Intangible assets	21,300
In process research & development	20,940
Accounts payable	(1,793)
Accrued liabilities	(9,545)
Accrued transaction costs	(7,656)
Other liabilities	(2,468)

$243,105

        Other intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$17,030	4
Backlog	1,420	1
Customer relationships	1,110	4
Trade name	1,740	5

	$21,300

        Identification and allocation of value to the identified intangible assets was based on the provisions of Statement of Financial Accounting Standard No. 141, "Business Combinations," ("FAS 141"). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the "income" approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

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

        In-process research and development ("IPR&D") represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $20,940,000 preliminarily allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes which has impacted our effective tax rate for fiscal year 2007.

        The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project's stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project's overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine's management provided a revenue forecast for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depends on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 14.6%, two percentage points higher than the PowerDsine's cost of capital.

        On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation ("APT"), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on

July 25, 2006 by the Amendment No. 1 to Agreement and Plan of Merger (as so amended, the "APT Merger Agreement"). The APT Merger Agreement provides for a merger of our wholly-owned subsidiary with and into APT with APT surviving the merger as a wholly owned subsidiary of Microsemi. We believe that the merger will create a more diverse semiconductor company and provide us with an expanded product portfolio of analog and mixed-signal products, including radio frequency products, as well as high-reliability products to address the needs of the defense/aerospace and medical markets, which represent key factors that resulted in us recording goodwill. We completed the acquisition of APT on April 28, 2006 and results of operations of APT have been included in the accompanying financial statements since the date the acquisition. The total purchase price was $146,257,000, of which we allocated $48,288,000 to goodwill, $44,360,000 to other intangible assets and $15,300,000 to IPR&D.

        The following pro forma data summarizes the results of operations for the fiscal years ended October 1, 2006 and September 30, 2007 as if the mergers with AMSGL and PPG had been completed on October 3, 2005 and October 2, 2006. The unaudited pro-forma data has been prepared for informational purposes only and does not purport to represent what the results of operations would have been had the acquisition occurred as of the dates indicated, nor of future results of operations. The unaudited pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, elimination of sales and cost of sales between APT and Microsemi, manufacturing profit in ending inventory, amortization expense of identified intangible assets, stock option compensation from converted PowerDsine and APT options, foregone interest income, additional interest expense and the related tax effect of these items (amounts in thousands, except per share data):

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
Net sales	$450,790	$444,474
Net income (loss)	$4,328	$(7,599)
Earnings (loss) per share
Basic	$0.06	$(0.11)
Diluted	$0.06	$(0.11)

        Pro-forma net loss and loss per share for the fiscal years ended October 1, 2006 and September 30, 2007 include IPR&D charges from the PPG and PowerDsine acquisitions of $15,300,000 and $20,940,000, respectively. The IPR&D charges were not deductible for tax purposes, which caused the effective tax rate to increase in fiscal years 2006 and 2007.

13. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

        Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2007
	December 31, 2006	April 1, 2007(a)	July 1, 2007	September 30, 2007(a)
Net sales	$102,289	$106,677	$113,553	$119,733
Gross profit	$44,158	$41,838	$47,635	$47,407
Net Income (loss)	$10,594	$(19,585)	$8,711	$10,098
Basic earnings (loss) per share	$0.15	$(0.26)	$0.11	$0.13
Diluted earnings (loss) per share	$0.14	$(0.26)	$0.11	$0.13
	Quarters ended in fiscal year 2006
	January 1, 2006	April 2, 2006	July 2, 2006(b)	October 1, 2006
Net sales	$82,159	$84,853	$100,221	$103,244
Gross profit	$39,547	$38,141	$43,473	$43,640
Net Income	$13,793	$13,643	$117	$8,112
Basic earnings per share	$0.22	$0.21	$0.00	$0.11
Diluted earnings per share	$0.20	$0.20	$0.00	$0.11

    (a)
    The quarter ended April 1, 2007 included an estimated charge of $21,770,000 for in process research and development related to the acquisition of PowerDsine, Ltd. In the quarter ended September 30, 2007, the estimated charge for in process research and development was reduced to $20,940,000. See Note 12.

    (b)
    The quarter ended July 2, 2006 included a $15,300,000 charge for in process research and development related to the acquisition of Advanced Power Technology, Inc. which was completed during the quarter

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
October 2, 2005	$1,361	$—	$—	$(634)	$727

October 1, 2006	$727	$370	$230	$(177)	$1,150

September 30, 2007	$1,150	$2,002	$—	$(1,728)	$1,424

Tax valuation allowance
October 2, 2005	$464	$176	$—	$—	$640

October 1, 2006	$640	$—	$1,344	$(30)	$1,954

September 30, 2007	$1,954	$16	$8,190	$—	$10,160

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures.

        As of September 30, 2007, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that the information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

(b)
Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)
Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on the Company's evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2007.

        Management has excluded assets and revenues of Microsemi Corp. - Analog Mixed Signal Group, Ltd., formerly PowerDsine Ltd., representing approximately 13% and 8% of consolidated total assets and net sales, respectively, as of and for the year ended September 30, 2007 from its assessment of internal control over financial reporting as of September 30, 2007 as outlined in the SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended September 30, 2007. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item, if any, is incorporated by reference from the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading "Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item, if any, is incorporated by reference from the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading "Audit Matters."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

MICROSEMI CORPORATION
By	/s/ DAVID R. SONKSEN David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the Registrant)
By	/s/ JOHN W. HOHENER John W. Hohener Vice President—Finance and Chief Accounting Officer (Principal Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated: November 21, 2007

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	November 21, 2007
/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director	November 21, 2007
/s/ DAVID R. SONKSEN David R. Sonksen	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	November 21, 2007
/s/ JOHN W. HOHENER John W. Hohener	Vice President—Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	November 21, 2007
/s/ WILLIAM E. BENDUSH William E. Bendush	Director	November 21, 2007
/s/ WILLIAM L. HEALEY William L. Healey	Director	November 21, 2007
/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	November 21, 2007
/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	November 21, 2007
/s/ PAUL F. FOLINO Paul F. Folino	Director	November 21, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of November 2, 2005 by and among Microsemi Corporation, APT Acquisition Corp. and Advanced Power Technology, Inc., including the following exhibits:
Form of Voting Agreement Form of Non-Competition Agreement Form of Lock-up Agreement Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC's request:
Form of Employment Agreement Form of Certificate of Merger List of Parties to Ancillary Agreements(14)
2.1.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006(19)
2.2	Agreement and Plan of Merger dated October 24, 2006 by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd.(21)
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(5)*
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(3)
3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(15)
3.3	Bylaws of Microsemi Corporation*†
4.1	Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, as Rights Agent, and the exhibits thereto(3)
4.1.1	Amendment No. 1 dated December 16, 2005 to Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(15)
4.2	Specimen certificate for the shares of common stock of Microsemi Corporation(15)
10.1	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2(2)*
10.1.1	Amendments Nos. 3, 4 and 5 to Advanced Power Technology Stock Option Plan dated December 31, 1995, as amended(10)*
10.1.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(20)*
10.1.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(20)*
10.1.4	Form of Non-Qualified Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(20)*
10.2	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(11)*
10.2.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(20)*

10.2.2	Form of Non-Qualified Stock Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(20)*
10.3	Form of Option Assumption Agreement, entered into between Microsemi Corporation and each of the holders of Advanced Power Technology, Inc. options assumed by Microsemi Corporation(20)*
10.4	Microsemi Corporation 1987 Stock Plan, and amendments thereto(12)*
10.4.1	Form of Employee Stock Option Agreement prior to August 17, 2004(9)*
10.4.2	Form of Employee Stock Option Agreement from and after August 17, 2004(9)*
10.4.3	Form of Employee Stock Option Agreement from and after September 26, 2005(13)*
10.4.4	Form of Employee Stock Option Agreement from and after February 22, 2006(16)*
10.4.5	Form of Employee Stock Option Agreement from and after March 28, 2006(18)*
10.4.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(9)*
10.4.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(16)*
10.4.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(6)*
10.4.9	Form of Amendment of Eligible Unvested Options(12)*
10.4.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(23)*
10.4.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(25)*
10.4.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(25)*
10.4.13	Summary of Automatic Annual Additions under 1987 Stock Plan(23)*
10.5	Microsemi Corporation Cash Bonus Plan(23)*
10.6	Microsemi Corporation 2007 Executive Cash Bonus Plan(23)*
10.7	Agreement dated January 12, 2001 between James J. Peterson and Microsemi Corporation(4)*
10.8	Agreement dated January 12, 2001 between David R. Sonksen and Microsemi Corporation(4)*
10.9	Separation Agreement dated November 14, 2007 between David R. Sonksen and Microsemi Corporation(26)
10.10	Form of Executive Retention Agreement(9)*
10.11	Supplemental Executive Retirement Plan(1)*
10.12	Supplemental Medical Plan(9)*
10.13	Summary of Compensation Arrangements for Named Executive Officers*†
10.14	Directors' Compensation Policy(25)*
10.15	Board Member Retirement Process(7)*
10.16	Form of Officers and Directors Indemnification Agreement(8)*
10.17	Motorola-Microsemi PowerMite® Technology Agreement(15)

10.18
Revolving Credit Agreement dated as of December 29, 2006 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(22)
10.18.1
First Amendment to Revolving Credit Agreement dated July 25, 2007 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(24)
10.19	Form of Voting Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(15)
10.20	Form of Lock-up Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(15)
10.21	Form of Non-Competition Agreement entered into between the Registrant and Patrick P.H. Sireta(15)
10.22	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(17)
21	List of Subsidiaries†
23	Consent of Independent Registered Public Accounting Firm†
24	Power of Attorney (see signature page)
31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2007†
31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2007†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2007†

†
Filed with this report.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)
Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.

(2)
Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No. 333-38418) and incorporated herein by reference.

(3)
Incorporated by reference to the indicated Exhibit to the Registrant's Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(4)
Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 13, 2001.

(5)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(6)
Incorporated by reference to Exhibit 99(D)(2) to the Registrant's Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.

(7)
Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.

(8)
Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2003.

(9)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.

(10)
Previously filed by Advanced Power Technology, Inc. on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K (File No. 1-16047) and incorporated herein by reference.

(11)
Previously filed by Advanced Power Technology, Inc. on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K (File No. 1-16047) and incorporated herein by reference.

(12)
Incorporated by reference to Exhibit 99(D)(1) to the Registrant's Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.

(13)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.

(14)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 7, 2005.

(15)
Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(16)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.

(17)
Incorporated by reference to the indicated Exhibit to the Registrant's Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.

(18)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.

(19)
Incorporated by reference to the indicated Exhibit to the Registrant's Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on April 27, 2006.

(20)
Incorporated by reference to the indicated Exhibit to the Registrant's Post-Effective Amendment No. 2 to Form S-4 on Form S-8 (Reg. No. 333-135678) as filed with the Commission on July 10, 2006.

(21)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 30, 2006.

(22)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 4, 2007.

(23)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.

(24)
Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on August 10, 2007.

(25)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.

(26)
Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 16, 2007.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Microsemi Corporation, The NASDAQ Composite Index And the NASDAQ Electronic Components Index
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROSEMI CORPORATION AND SUBSIDIARIES Index to Financial Statements
Report of Independent Registered Public Accounting Firm
MICROSEMI CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES CONSOLIDATED INCOME STATEMENTS For each of the three fiscal years in the period ended September 30, 2007 (amounts in thousands, except earnings per share)
MICROSEMI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For each of the three fiscal years in the period ended September 30, 2007 (amounts in thousands)
MICROSEMI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For each of the three fiscal years in the period ended September 30, 2007 (amounts in thousands)
MICROSEMI CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICROSEMI CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX