Form 10-Q
period 2007-12-30
MICROSEMI CORP
filed 2008-02-08
CIK 310568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 30, 2007
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 0-08866

MICROSEMI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2110371 (I.R.S. Employer Identification No.)
2381 Morse Avenue, Irvine, California (Address of principal executive offices)	92614 (Zip Code)
(949) 221-7100 (Registrant's telephone number, including area code)

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

        The number of shares of the issuer's Common Stock, $0.20 par value, outstanding on January 25, 2008 was 78,195,606.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning:

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

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading "ITEM 1A. RISK FACTORS" included below in this Quarterly Report on Form 10-Q, as well as in our other reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved. You are, therefore, cautioned not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        This Form 10-Q must be read in its entirety. The unaudited consolidated income statement for the quarter ended December 30, 2007 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as "Microsemi", "the Company", "we", "our", "ours" or "us"), the unaudited consolidated statement of cash flows for the quarter ended December 30, 2007, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of September 30, 2007 and December 30, 2007 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 30, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$105,263	$107,685
Accounts receivable, net of allowance for doubtful accounts of $1,329 and $1,424 at December 30, 2007 and September 30, 2007, respectively	87,037	81,035
Inventories	118,171	115,038
Deferred income taxes	16,882	14,315
Other current assets	15,272	10,843

Total current assets	342,625	328,916
Property and equipment, net	71,272	68,846
Deferred income taxes	4,550	742
Goodwill	179,094	177,668
Other intangible assets, net	55,817	54,714
Other assets	7,640	6,394

TOTAL ASSETS	$660,998	$637,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturity of long-term liabilities	$724	$724
Accounts payable	26,002	25,923
Accrued liabilities	26,902	34,598

Total current liabilities	53,628	61,245

Long-term liabilities	17,411	6,630

Stockholders' equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000 shares; issued and outstanding 78,180 and 77,154 at December 30, 2007 and September 30, 2007, respectively	15,636	15,431
Capital in excess of par value of common stock	441,300	429,277
Retained earnings	132,458	124,257
Accumulated other comprehensive income	565	440

Total stockholders' equity	589,959	569,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$660,998	$637,280

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	December 30, 2007	December 31, 2006
Net sales	$123,474	$102,289
Cost of sales	70,940	58,131

Gross profit	52,534	44,158

Operating expenses:
Selling, general and administrative	26,761	18,425
Research and development	11,154	8,824
Amortization of intangible assets	3,099	2,003
Impairment of assets, restructuring and severance charges	42	903
In process research and development	440	—

Total operating expenses	41,496	30,155

Operating income	11,038	14,003

Other income (expense):
Interest income	1,119	1,482
Interest expense	(42)	(44)
Other, net	41	25

Total other income	1,118	1,463

Income before income taxes	12,156	15,466
Provision for income taxes	3,543	4,872

NET INCOME	$8,613	$10,594

Earnings per share:
Basic	$0.11	$0.15

Diluted	$0.11	$0.14

Common and common equivalent shares outstanding:
Basic	77,328	71,632

Diluted	79,645	73,425

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$8,613	$10,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,927	5,646
Stock based compensation	6,141	1,585
In process research and development	440	—
Changes in assets and liabilities:
Accounts receivable, net	(5,138)	(2,219)
Inventories, net	(2,054)	(6,802)
Other current assets	933	(3,661)
Deferred income taxes	(3,062)	(898)
Accounts payable	(392)	717
Accrued liabilities	(6,243)	(5,485)
Income taxes payable	1,515	2,955
Other long term liabilities	73	—

Net cash provided by operating activities	7,753	2,432

Cash flows from investing activities:
Purchases of property and equipment	(5,158)	(4,359)
Changes in other assets	(1,197)	(171)
Payments for acquisitions, net of cash acquired	(8,871)	—

Net cash used in investing activities	(15,226)	(4,530)

Cash flows from financing activities:
Payments of long-term liabilities	—	(58)
Excess tax benefit—stock options	736	538
Exercise of stock options	4,315	1,539

Net cash provided by financing activities	5,051	2,019

Net decrease in cash and cash equivalents	(2,422)	(79)
Cash and cash equivalents at beginning of period	107,685	165,415

Cash and cash equivalents at end of period	$105,263	$165,336

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2007

1. PRESENTATION OF FINANCIAL INFORMATION

        The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi", the "Company", "we", "our", "ours" or "us"). Intercompany transactions have been eliminated in consolidation.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Critical Accounting Policies and Estimates

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Income Taxes

        In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

        As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings, as of October 1, 2007. Our unrecognized tax benefits totaled $14,063,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,998,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our financial condition, results of operations or cash flows during the quarter ended December 30,

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

1. PRESENTATION OF FINANCIAL INFORMATION (Continued)

2007. We currently expect our unrecognized tax benefits to decrease approximately $500,000 over the next 12 months.

        We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2006 tax years generally remain subject to examination by tax authorities.

2. INVENTORIES

        Inventories were as follows (amounts in thousands):

	December 30, 2007	September 30, 2007
Raw Materials	$44,596	$42,524
Work in Progress	46,706	44,467
Finished Goods	26,869	28,047

	$118,171	$115,038

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	December 30, 2007	September 30, 2007
Goodwill	$179,094	$177,668

Other intangible assets, net
Completed technology	$50,065	$47,869
Customer relationships	4,261	5,011
Backlog	99	355
Trade names	1,392	1,479

	$55,817	$54,714

4. COMMITMENTS AND CONTINGENCIES

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

4. COMMITMENTS AND CONTINGENCIES (Continued)

based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of December 30, 2007, $75 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount decreased to $60 million on January 2, 2008 and will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of December 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of December 30, 2007, we were in compliance with the financial covenants required by our credit facility.

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (the "Subsidiary") had notified the subsidiary and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

5. COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

5. COMPREHENSIVE INCOME (Continued)

comprehensive income consists of net income and the change of the cumulative foreign currency translation adjustment. Accumulated other comprehensive income consists of the cumulative foreign currency translation adjustment.

        Total comprehensive income for the quarters ended December 30, 2007 and December 31, 2006 were calculated as follows (amounts in 000's):

	Quarter Ended
	December 30, 2007	December 31, 2006
Net income	$8,613	$10,594
Translation adjustment	125	175

Comprehensive income	$8,738	$10,769

6. EARNINGS PER SHARE

        Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

        Earnings per share ("EPS") for the respective quarters ended December 30, 2007 and December 31, 2006 were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended
	December 30, 2007	December 31, 2006
BASIC
Net income	$8,613	$10,594

Weighted-average common shares outstanding for basic	77,328	71,632

Basic earnings per share	$0.11	$0.15

DILUTED
Net income	$8,613	$10,594

Weighted-average common shares outstanding for basic	77,328	71,632
Dilutive effect of stock options	2,317	1,793

Weighted-average common shares outstanding on a diluted basis	79,645	73,425

Diluted earnings per share	$0.11	$0.14

        At December 30, 2007 and December 31, 2006, approximately 6,611,000 and 4,198,000 options, respectively, were excluded in the computation of diluted EPS as these options would have been anti-dilutive.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

7. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 141R

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141(R), "Business Combinations" (FAS 141R). FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The Company will assess the impact that FAS 141R may have on its financial position and results of operations.

8. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

        In December 1986, the Board of Directors adopted an incentive stock option plan (the "1987 Plan"), as amended, which reserved 3,400,000 shares of common stock for issuance. The 1987 Plan was approved by our stockholders in February 1987 and amended in February 1994, and is for the purpose of securing for us and our stockholders the benefits arising from stock ownership by selected officers, directors and other key executives and certain key employees. The plan provides for the grant by us of stock options, stock appreciation rights, shares of common stock or cash. As of December 30, 2007, we have granted stock options and restricted shares under the 1987 Plan. Options granted prior to February 22, 2006, must be exercised within ten years from the date they are granted, subject to early termination upon death or cessation of employment, and are exercisable in installments determined by

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

8. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

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

        At the annual meeting on February 29, 2000, our stockholders approved several amendments to the 1987 Plan which: 1) extended its termination date to December 15, 2009; 2) increased initially by 1,060,800 the number of shares available for grants; 3) effected annual increases on the first day of each fiscal year of the number of shares available for grant in increments of 4% of our issued and outstanding shares of common stock; and 4) added flexibility by permitting discretionary grants to non-employee directors and other non-employees. At December 30, 2007, there were approximately 4,088,000 shares available for grant under the Plan.

        In the quarters ended December 30, 2007 and December 31, 2006, operating income decreased by $6,141,000 and $1,585,000, respectively, net income decreased by $5,025,000 and $1,377,000, respectively, basic earnings per share decreased by $0.06 and $0.02, respectively, and diluted earnings per share decreased $0.06 and $0.02, respectively.

        Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Quarter Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
December 30, 2007
Option grants	1,653,020	$28.34	$8.05	4.0%	0.0%	2.7	37.8%
Restricted stock award	508,672		$28.50
December 31, 2006
Option grants	2,062,700	$19.01	$6.65	4.6%	0.0%	3.1	43.5%

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

9. SEGMENT INFORMATION

        We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

        We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air/space, defense, industrial/semicap, medical, mobile connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

        Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended
	December 30, 2007	December 31, 2006
Net Sales:
United States	$60,179	$89,580
Europe	23,126	11,248
Asia	40,169	1,461

Total	$123,474	$102,289

Commercial Air/Space	$23,480	$20,458
Defense	38,999	32,732
Industrial/Semicap	11,166	14,320
Medical	16,216	12,275
Mobile Connectivity	19,934	9,206
Notebook/LCD TV/Display	13,679	13,298

Total	$123,474	$102,289

	December 30, 2007	December 31, 2006
Tangible long lived assets:
United States	$65,077	$62,532
Europe	3,212	1,349
Asia	2,983	1,223

Total	$71,272	$65,104

        Between the quarters ended December 31, 2006 and December 31, 2007, net sales originating from the United States decreased $29.4 million while net sales originating from Asia increased $38.7 million. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine,

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2007

9. SEGMENT INFORMATION (Continued)

which we acquired in the second quarter of 2007. Net sales originating in Europe increased $11.9 million, due to a shift in shipments from locations in the United States to our location in Ireland.

10. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 8% and 2% of net sales in first quarter of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$1,024
Cash expenditures	(67)

Balance at December 30, 2007	$957

        For the quarter ended December 30, 2006, we recorded $225,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation. We also recorded severance expense of $612,000 related to the integration of the PowerDsine acquisition and $86,000 related to Microsemi Corp.—Power Products Group. These restructuring expenses were recorded in accordance with FAS 146.

11. ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.9 million in cash, net of cash acquired. We funded these acquisitions with cash on hand. Other than a $440,000 charge for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter ended.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II Item 1A "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying unaudited consolidated financial statements and notes must be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

        We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first quarter of fiscal years 2007 or 2008. We also serve a variety of end markets, which we generally classify as follows:

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

CAPACITY ENHANCEMENT OPTIMIZATION PROGRAM

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 8% and 2% of net sales in first quarter of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with FAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$1,024
Cash expenditures	(67)

Balance at December 30, 2007	$957

        The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and employee reductions.

        For the quarter ended December 30, 2006, we recorded $225,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation. We also recorded severance expense of $612,000 related to the integration of the PowerDsine acquisition and $86,000 related to Microsemi Corp.—Power Products Group. These restructuring expenses were recorded in accordance with FAS 146.

ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.9 million in cash. We funded these acquisitions with cash on hand. Other than a $440,000 charge for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter ended.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 30, 2007.

        Net sales increased $21.2 million or 20.7% from $102.3 million for the first quarter of fiscal year 2007 ("Q1 2007") to $123.5 million for the first quarter of fiscal year 2008 ("Q1 2008"). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q1 2008 and Q1 2007 is approximately as follows (amounts in thousands):

	Q1 2008	Q1 2007
Commercial Air / Space	$23,480	$20,458
Defense	38,999	32,732
Industrial / Semicap	11,166	14,320
Medical	16,216	12,275
Mobile / Connectivity	19,934	9,206
Notebook / LCD TV / Display	13,679	13,298

	$123,474	$102,289

        Net sales in the commercial air / space end market increased $3.0 million from $20.5 million in Q1 2007 to $23.5 million in Q1 2008. The increase was driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types, as well as increased refurbishment programs. Additionally, we believe that there is strong demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

        Net sales in the defense end market increased $6.3 million from $32.7 million in Q1 2007 to $39.0 million in Q1 2008. Sales in this end market continued to be solid with high historical demand as well as the strength of new programs, including military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

        Net sales in the industrial / semicap market decreased $3.1 million from $14.3 million in Q1 2007 to $11.2 million in Q1 2008, with the decrease primarily attributable to a decrease in sales for use in semicap applications. We see continuing weakness in this end market.

        Net sales in the medical end market increased $3.9 million, from $12.3 million in Q1 2007 to $16.2 million in Q1 2008. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. Based on our current bookings and expected government approvals of our customers' products, we expect continuing strength in the implantable medical business in upcoming quarters.

        Net sales in the mobile / connectivity end market increased $10.7 million, from $9.2 million in Q1 2007 to $19.9 million in Q1 2008. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see continued strength in this market particularly in 802.11n products. We have also seen shipments in wi-max applications, which is emerging as a key future market for us and for which we have multiple solutions.

        Net sales in the notebook / LCD television / display end market increased $0.4 million, from $13.3 million in Q1 2007 to $13.7 million in Q1 2008. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong.

        An estimated breakout of net sales by originating geographic area for Q1 2007 and Q1 2008 is approximately as follows (amounts in thousands):

	Q1 2008	Q1 2007
United States	$60,179	$89,580
Europe	23,126	11,248
Asia	40,169	1,461

Total	$123,474	$102,289

        Between Q1 2007 and Q1 2008, net sales originating from the United States decreased $29.4 million while net sales originating from Asia increased $38.7 million. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007. Net sales originating in Europe increased $11.9 million, due to a shift in shipments from locations in the United States to our location in Ireland.

        On January 24, 2008, we announced that for the second quarter of fiscal year 2008, we expect our net sales will increase between 2% and 4% sequentially. We expect that the strong demand for our products for commercial air / space, defense, medical, mobile / connectivity and notebooks / LCD TV / Display end markets will continue during fiscal year 2008.

        Gross profit increased $8.3 million, from $44.2 million (43.2% of sales) for Q1 2007 to $52.5 million (42.6% of sales) for Q1 2008. The increase in gross margin related to higher net sales. Costs of sales included $6.9 million and $10.8 million related to transitional idle capacity in Q1 2007 and Q1 2008, respectively.

        Selling, general and administrative expenses increased $8.4 million from $18.4 million for Q1 2007 to $26.8 million for Q1 2008. The increase was primarily due to higher stock based compensation expense of $4.6 million and additional costs from PowerDsine of approximately $2.8 million, which we acquired in the second quarter of 2007, and higher costs to support our increase in net sales.

        Research and development expense increased $2.4 million from $8.8 million in Q1 2007 to $11.2 million in Q1 2008, primarily due to additional research and development expense incurred at PowerDsine, which we acquired in the second quarter of 2007.

        Amortization expense of intangible assets increased $1.1 million from $2.0 million in Q1 2007 to $3.1 million in Q1 2008, primarily due to additional amortization expense on intangible assets originated from the PowerDsine acquisition.

        Cash and cash equivalents in Q1 2007 were $165.3 million compared to $105.3 million Q1 2008; consequently, we had $0.4 million lower interest income in Q1 2007 compared to Q1 2008.

        The effective tax rates were 31.5% for Q1 2007 and 29.1% for Q1 2008. The Q1 2008 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions.

        In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

        As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings, as of October 1, 2007. Our unrecognized tax benefits totaled $14,063,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,998,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our financial condition, results of operations or cash flows during Q1 2008. We currently expect our unrecognized tax benefits to decrease approximately $500,000 over the next 12 months.

        We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2006 tax years generally remain subject to examination by tax authorities.

CAPITAL RESOURCES AND LIQUIDITY

        In Q1 2008, we financed our operations with cash from operations.

        Net cash provided by operating activities increased $5.4 million from $2.4 million in Q1 2007 to $7.8 million in Q1 2008. Net income decreased $2.0 million but was offset primarily by a $6.3 million increase in income tax liability, $4.6 million increase in non-cash stock based compensation, as well as various changes in current assets.

        Accounts receivable increased $6.0 million from $81.0 million at September 30, 2007 to $87.0 million at December 30, 2007. The increase in receivables was due to higher sales and timing of shipments in Q1 2008 versus the fourth quarter of fiscal year 2007 ("Q4 2007").

        Inventories increased $3.1 million, including $1.0 million acquired from Microwave Device Technology Corporation, from $115.0 million at September 30, 2007 to $118.2 million at December 30, 2007. Inventory levels increased to support higher anticipated net sales.

        Other current assets increased $4.2 million, from $10.8 million at September 30, 2007 to $15.1 million at December 30, 2007. The increase was due to higher prepaid expenses.

        Current liabilities decreased $7.6 million from $61.2 million at September 30, 2007 to $53.6 million at December 30, 2007. The decrease was primarily due to payments of employee profit sharing.

        Net cash used in investing activities was $4.5 million and $15.2 million in Q1 2007 and Q1 2008, respectively. Purchases of property and equipment were $4.4 million and $5.2 million in Q1 2007 and Q1 2008, respectively. In Q1 2008, we acquired Microwave Device Technology Corporation and TSI Microelectronics Corporation for a total of $8.9 million, net of cash acquired.

        Net cash provided by financing activities was $2.0 million and $5.1million in Q1 2007 and Q1 2008, respectively. The $3.1 million increase was related primarily to an increase in proceeds from stock option exercises and the related tax benefits.

        We had $107.7 million and $105.3 million in cash and cash equivalents at September 30, 2007 and December 30, 2007, respectively.

        Current ratios were 5.4 to 1 and 6.4 to 1 at September 30, 2007 and December 30, 2007, respectively.

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of December 30, 2007, $75 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount decreased to $60 million on January 2, 2008 and will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of December 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of December 30, 2007, we were in compliance with the financial covenants required by our credit facility.

        As of December 30, 2007, $75 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount decreased to $60 million on January 2, 2008 and will decrease to $50 million on December 30, 2009.

        Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

CONTRACTURAL OBLIGATIONS

        As of December 30, 2007, we had no other material commitments for capital expenditures.

        We adopted FIN 48 effective October 1, 2007. As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings, as of October 1, 2007. Our unrecognized tax benefits totaled $14,063,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,998,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our financial condition, results of operations or cash flows during the quarter ended December 30, 2008. We currently expect our unrecognized tax benefits to decrease approximately $500,000 over the next 12 months.

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

Statement of Financial Accounting Standards No. 141R

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141(R), "Business Combinations" (FAS 141R). FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The Company will assess the impact that FAS 141R may have on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of December 30, 2007, $75 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount decreased to $60 million on January 2, 2008 and will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of December 30, 2007, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $74.6 million was available under the New Credit Facility. As of December 30, 2007, we were in compliance with the financial covenants required by our credit facility.

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

        The New Credit Facility is unsecured, which means that each of our assets is no longer subject to a lien, security interest or other encumbrance under the Terminated Credit Agreement. The obvious benefits to us include principally administrative costs and occasionally that our assets become available for disposition or other financings. However, we are subject to restrictions under the New Credit Facility against asset dispositions or financings, without the lender's prior written consent, or waiver, which may be granted or denied in the lender's discretion. In addition to our corporate parent company, Microsemi Corporation, several our subsidiaries are also parties to the New Credit Facility, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Integrated Products, Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the New Credit Facility. Unless we are in compliance with the terms of the New Credit Facility, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the New Credit Facility is subject to the lender's consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future there may be from time to time other persons who may become parties to the New Credit Facility, as lenders or otherwise.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2007.

(b)
Changes in internal control over financial reporting.

        During the first quarter of fiscal year 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In Part I, Item 3 of our most recent Form 10-K as filed with the SEC on November 21, 2007 for our fiscal year ending September 30, 2007, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation.

Item 1A.    RISK FACTORS

        Set forth below are the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007. There have been no updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in the Form 10-K.

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

        In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp.—Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 20% and 13% of our annual net sales in fiscal years 2003 and 2004, respectively, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp.—Colorado of Bloomfield, Colorado ("Broomfield") into some of our other facilities Broomfield represented approximately 3% of our annual net sales in fiscal year 2007, had approximately 70 employees and occupied a 130,000 square foot owned facility.

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

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp.—Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

        Inapplicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Inapplicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable

Item 5. OTHER INFORMATION

        None

Item 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001)*
3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000)
3.2.1
Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005)
3.3
Bylaws of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2007)*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

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

MICROSEMI CORPORATION
DATED: February 7, 2008	By:	/s/ DAVID R. SONKSEN David R. Sonksen Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the Registrant)
	By:	/s/ JOHN W. HOHENER John W. Hohener Vice President—Finance (Chief Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001)*
3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000)
3.2.1
Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005)
3.3
Bylaws of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2007)*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

†
Filed with this Report.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

QuickLinks

Table of Contents
IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Income Statements (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (amounts in thousands)
MICROSEMI CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 30, 2007
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX