Form 10-Q
period 2008-03-30
MICROSEMI CORP
filed 2008-05-06
CIK 310568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the issuer's Common Stock, $0.20 par value, outstanding on April 22, 2008 was 78,628,676.

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

  •
  demand, growth and sales expectations for our products, including in the commercial air / space, defense, industrial / semicap, medical, mobile / connectivity, and notebook / LCD television / display end markets;

  •
  expectations regarding competitive conditions within the analog, mixed-signal and discrete semiconductor, integrated circuit or custom component assembly industries;

  •
  new market opportunities and emerging applications for our products;

  •
  expectations regarding the supply of raw materials;

  •
  beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

  •
  beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

  •
  beliefs that we will be able to meet our current operating cash and capital commitment requirements;

  •
  critical accounting estimates;

  •
  tax exposure and tax rates; and

  •
  expected financial and operating results.

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

        This Form 10-Q must be read in its entirety. The unaudited consolidated income statements for the quarter and six months ended March 30, 2008 of Microsemi Corporation and Subsidiaries (which we herein sometimes refer to collectively as "Microsemi", "the Company", "we", "our", "ours" or "us"), the unaudited consolidated statement of cash flows for the six months ended March 30, 2008, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of September 30, 2007 and March 30, 2008 are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$75,772	$107,685
Investment in available for sale securities	62,875	—
Accounts receivable, net of allowance for doubtful accounts of $1,106 and $1,424 at March 30, 2008 and September 30, 2007, respectively	90,142	81,035
Inventories	116,846	115,038
Deferred income taxes	16,954	14,315
Other current assets	11,291	10,843

Total current assets	373,880	328,916
Property and equipment, net	73,508	68,846
Deferred income taxes	5,993	742
Goodwill	179,281	177,668
Other intangible assets, net	52,999	54,714
Other assets	6,675	6,394

TOTAL ASSETS	$692,336	$637,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturity of long-term liabilities	$724	$724
Accounts payable	25,983	25,923
Accrued liabilities	38,922	34,598

Total current liabilities	65,629	61,245

Long-term liabilities	17,929	6,630

Stockholders' equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 100,000, issued and outstanding 78,467 at March 30, 2008; authorized 100,000, issued and outstanding 77,154 at September 30, 2007	15,693	15,431
Capital in excess of par value of common stock	449,902	429,277
Retained earnings	142,272	124,257
Accumulated other comprehensive income	911	440

Total stockholders' equity	608,778	569,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$692,336	$637,280

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	March 30, 2008	April 1, 2007
Net sales	$126,665	$106,677
Cost of sales	71,466	64,839

Gross profit	55,199	41,838

Operating expenses:
Selling, general and administrative	26,494	23,243
Research and development	11,295	11,116
Amortization of intangible assets	2,816	3,895
Restructuring and severance charges	2,171	972
In process research and development	—	21,770

Total operating expenses	42,776	60,996

Operating income (loss)	12,423	(19,158)

Other income (expense):
Interest income	920	1,756
Interest expense	(46)	(511)
Other, net	(171)	245

Total other income	703	1,490

Income (loss) before income taxes	13,126	(17,668)
Provision for income taxes	3,311	1,917

NET INCOME (LOSS)	$9,815	$(19,585)

Earnings (loss) per share:
Basic	$0.13	$(0.26)

Diluted	$0.12	$(0.26)

Common and common equivalent shares outstanding:
Basic	77,689	75,203

Diluted	79,518	75,203

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Six Months Ended
	March 30, 2008	April 1, 2007
Net sales	$250,139	$208,966
Cost of sales	142,406	122,970

Gross profit	107,733	85,996

Operating expenses:
Selling, general and administrative	53,255	41,668
Research and development	22,449	19,940
Amortization of intangible assets	5,915	5,898
Restructuring and severance charges	2,213	1,875
In process research and development	440	21,770

Total operating expenses	84,272	91,151

Operating income (loss)	23,461	(5,155)

Other income (expense):
Interest income	2,039	3,238
Interest expense	(88)	(555)
Other, net	(130)	270

Total other income	1,821	2,953

Income (loss) before income taxes	25,282	(2,202)
Provision for income taxes	6,854	6,789

NET INCOME (LOSS)	$18,428	$(8,991)

Earnings (loss) per share:
Basic	$0.24	$(0.12)

Diluted	$0.23	$(0.12)

Common and common equivalent shares outstanding:
Basic	77,167	73,425

Diluted	79,245	73,425

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income (loss)	$18,428	$(8,991)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,810	13,421
Stock based compensation	11,325	4,293
In process research and development	440	21,770
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,243)	(820)
Inventories, net	(443)	(10,602)
Other current assets	4,892	(5,149)
Other assets	219	180
Deferred income taxes	(4,468)	(3,323)
Accounts payable	(459)	2,400
Accrued liabilities	(1,169)	(3,273)
Income taxes payable	8,002	(2,246)
Other long term liabilities	593	640
Payments of accrued transaction costs	—	(7,656)

Net cash provided by operating activities	42,927	644

Cash flows from investing activities:
Purchases of available for sale securities	(62,875)	—
Proceeds for sale of available for sale securities	—	6,498
Purchases of property and equipment	(10,699)	(10,932)
Changes in other assets	(1,483)	1,607
Restricted cash		(3,120)
Payments for acquisitions, net of cash acquired	(8,799)	(157,183)

Net cash used in investing activities	(83,856)	(163,130)

Cash flows from financing activities:
Payments on credit facility and other long-term liabilities	—	(49,043)
Borrowings from credit facility	944	85,000
Excess tax benefit—stock awards	970	819
Exercise of stock options	7,102	12,081

Net cash provided by financing activities	9,016	48,857

Net decrease in cash and cash equivalents	(31,913)	(113,629)
Cash and cash equivalents at beginning of period	107,685	165,415

Cash and cash equivalents at end of period	$75,772	$51,786

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

1. PRESENTATION OF FINANCIAL INFORMATION

        The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi", the "Company", "we", "our", "ours" or "us"). Intercompany transactions have been eliminated in consolidation.

        The consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the second quarter and first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

  Investment in Available for Sale Securities

        We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. Our investment in auction rate securities consists of auction rate preferred shares in municipal bond funds that have to date maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased our current auction rate securities beginning in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate impairment of our investment; however, if we

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

1. PRESENTATION OF FINANCIAL INFORMATION (Continued)

had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.6 million would occur.

        At March 30, 2008, all of our marketable securities were classified as available-for-sale and accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings. If fair values were to decrease below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other-than-temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

  Income Taxes

        In July 2006 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

        As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings, as of October 1, 2007. Our unrecognized tax benefits totaled $14,063,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,998,000 of tax benefits that if recognized would reduce our annual effective income tax rate. Our unrecognized tax benefits totaled $14,524,000 at March 30, 2008 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,306,000 of interest. Included in the balance at March 30, 2008 are $8,459,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our consolidated financial condition, results of operations or cash flows during the quarter or six months ended March 30, 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2006 tax years generally remain subject to examination by tax authorities.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

2. INVENTORIES

        Inventories were as follows (amounts in thousands):

	March 30, 2008	September 30, 2007
Raw Materials	$40,381	$42,524
Work in Progress	45,982	44,467
Finished Goods	30,483	28,047

	$116,846	$115,038

3. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

        At March 30, 2008, our investment in available-for-sale securities consisted of auction rate preferred shares and auction rate bonds. Our investments retain a triple-A rating by at least one Nationally Recognized Statistical Rating Organization. To date, we have collected all interest payments on all our auction rate securities when due and expect to do so in the future. In addition, given the high credit quality of our auction rate securities and our ability to hold these securities until liquidity returns to the market or maturity, if necessary, we believe we will recover the full principal amount in the future. We held $16,325,000 in auction rate preferred shares of municipal bond funds that have maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and $46,550,000 in auction rate bonds backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings.

        At March 30, 2008, we concluded that the fair value of our auction rate securities would not be significantly different than the cost basis. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to:

  •
  continuing illiquidity for an extended period of time;

  •
  lack of action by the issuers to establish different forms of financing to replace or redeem these securities;

  •
  changes in the credit quality of the underlying securities; and

  •
  changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities.

        If fair values were to decrease below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other-than-temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	March 30, 2008	September 30, 2007
Goodwill	$179,281	$177,668

Other intangible assets, net
Completed technology	$46,217	$47,869
Customer relationships	5,411	5,011
Backlog	66	355
Trade names	1,305	1,479

	$52,999	$54,714

        Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$11,039	$10,864	$9,689	$5,882	$5,305

5. COMMITMENTS AND CONTINGENCIES

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity Date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of March 30, 2008, $60 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of March 30, 2008, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $57.6 million was available under the New Credit Facility. As of March 30, 2008, we were in compliance with the financial covenants required by the New Credit Facility.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado ("Broomfield") had notified Broomfield and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, Broomfield, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on Broomfield's property, we vigorously contest any assertion that Broomfield caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have (i) reimbursed us for $530,000 of past costs, (ii) assumed responsibility for 90% of all future clean-up costs, and (iii) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

        We are involved in other normal litigation matters, arising out of the ordinary routine conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consisted of net income, the change of the cumulative foreign currency translation adjustment and the change in unrealized gains in investments classified as available for sale. Accumulated other comprehensive income consisted of the cumulative foreign currency translation adjustment and net unrealized gain in investments classified as available for sale.

        Total comprehensive income (loss) was calculated as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income (loss)	$9,815	$(19,585)	$18,428	$(8,991)
Net unrealized gain in available for sale investments	—	163	—	163
Translation adjustment	346	(57)	471	117

Comprehensive income (loss)	$10,161	$(19,479)	$18,899	$(8,711)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

7. EARNINGS PER SHARE

        Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

        Earnings per share ("EPS") for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
BASIC
Net income (loss)	$9,815	$(19,585)	$18,428	$(8,991)

Weighted-average common shares outstanding for basic	77,689	75,203	77,167	73,425

Basic earnings (loss) per share	$0.13	$(0.26)	$0.24	$(0.12)

DILUTED
Net income (loss)	$9,815	$(19,585)	$18,428	$(8,991)

Weighted-average common shares outstanding for basic	77,689	75,203	77,167	73,425
Dilutive effect of stock awards	1,829	—	2,078	—

Weighted-average common shares outstanding on a diluted basis	79,518	75,203	79,245	73,425

Diluted earnings (loss) per share	$0.12	$(0.26)	$0.23	$(0.12)

        For the quarter and six months ended March 30, 2008, approximately 7,769,000 and 7,410,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and six months ended April 1, 2007, all stock awards were excluded from the computation of diluted EPS as we incurred a net loss in both periods.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). It is effective for non-financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2008, and interim periods within those years (our fiscal year 2010). We are currently evaluating the impact of SFAS 157.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

8. RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Statement of Financial Accounting Standards No. 159

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("FAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS 159.

Statement of Financial Accounting Standards No. 141R and No. 160

        In December 2007, the FASB concurrently issued SFAS 141(R), "Business Combinations," and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity's consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of SFAS 161.

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

        In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The 2008 Plan replaced the 1987 Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of 4,062,719 shares of the Company's common stock, par value $0.20 per share (the "Common Stock"), for delivery under awards

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an "Award"). The shares of Common Stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

        The share limit under the 2008 Plan increases on the first day of each year for the first five consecutive years, by an amount equal to the lesser of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7,500,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect to any "Full-Value Award" granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. "Full-Value Award" means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

        In the quarters ended March 30, 2008 and April 1, 2007, operating income decreased by $5,184,000 and $2,708,000, respectively, net income decreased by $4,263,000 and $2,376,000, respectively, basic and diluted earnings per share decreased by $0.05 and $0.03, respectively. In the six months ended March 30, 2008 and April 1, 2007, operating income decreased by $11,325,000 and $4,293,000, respectively, net income decreased by $9,288,000 and $3,753,000, respectively, basic and diluted earnings per share decreased by $0.12 and $0.05, respectively.

        Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Six Months Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
March 30, 2008
Option grants	2,059,840	$26.94	$7.60	3.7%	0.0%	2.7	38.0%
Restricted stock awards	515,672		$28.40
April 1, 2007
Option grants	2,855,900	$19.18	$6.54	4.7%	0.0%	3.0	42.6%
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.0%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,500		$17.88

        Options are granted at exercise prices equal to the closing price of our common stock on the date of the grant. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet. Converted PowerDsine options and restricted stock awards were issued in connection with the acquisition of PowerDsine, Ltd.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

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

        Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net Sales:
United States	$42,977	$53,088	$103,156	$122,089
Europe	34,385	14,556	57,511	27,221
Asia	49,303	39,033	89,472	59,656

Total	$126,665	$106,677	250,139	$208,966

Commercial Air/Space	$24,891	$20,268	$48,371	$40,726
Defense	41,764	32,004	80,763	64,736
Industrial/Semicap	9,216	12,801	20,382	27,121
Medical	16,662	14,935	32,878	27,210
Mobile Connectivity	19,681	16,001	39,615	25,207
Notebook/LCD TV/Display	14,451	10,668	28,130	23,966

Total	$126,665	$106,677	$250,139	$208,966

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

10. SEGMENT INFORMATION (Continued)

	March 30, 2008	September 30, 2007
Tangible long lived assets:
United States	$64,346	$63,460
Europe	6,487	2,397
Asia	2,675	2,989

Total	$73,508	$68,846

        Between the quarters ended April 1, 2007 and March 30, 2008, net sales originating from the United States decreased $10.1 million while net sales originating from Europe and Asia increased $19.8 million and $10.3 million, respectively. Between the six months ended April 1, 2007 and March 30, 2008, net sales originating from the United States decreased $18.9 million while net sales originating from Europe and Asia increased $30.3 million and $29.8 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007.

11. RESTRUCTURING AND SEVERANCE CHARGES

        For the six months ended April 1, 2007, we recorded $476,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation, severance expense of $612,000 related to the integration of the PowerDsine acquisition, $368,000 in severance and other related costs related to Microsemi Corp.—Power Products Group and $173,000 related to our previously planned closure of our Ireland facility. Restructuring expense related to PowerDsine and Microsemi Corp.—Power Products Group was recorded in accordance with SFAS 146. Restructuring expense related to Broomfield and our Ireland facility was recorded in accordance with SFAS 112.

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 6% and 2% of net sales in the first six months of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$1,024
Cash expenditures	(187)

Balance at March 30, 2008	$837

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 30, 2008

11. RESTRUCTURING AND SEVERANCE CHARGES (Continued)

        For the quarter and six months ended March 30, 2008, we recorded restructuring expenses of $2,171,000 and $2,213,000, respectively. These expenses were for severance payments of approximately $894,000 related to a reduction in force and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reduction in force impacted approximately 100 employees, significantly all of which were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $95,000 and are expected to continue through September 2009.

12. ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. We funded these acquisitions with cash on hand. Other than a $440,000 charge recorded in the first quarter of fiscal year 2008 for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter or six months ended March 30, 2008.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying unaudited consolidated financial statements and notes must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

        We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the second quarter or first six months of fiscal years 2007 or 2008. We also serve a variety of end markets, which we generally classify as follows:

  •
  Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors ("MOSFETs"), insulated gate bipolar transistors ("IGBTs"), small signal analog integrated circuits, small signal transistors, and silicon-controlled rectifiers ("SCRs,") These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

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

CAPACITY ENHANCEMENT OPTIMIZATION PROGRAM

        For the six months ended April 1, 2007, we recorded $476,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation, severance expense of $612,000 related to the integration of the PowerDsine acquisition, $368,000 in severance and other related costs related to Microsemi Corp.—Power Products Group and $173,000 related to our previously planned closure of our Ireland facility. Restructuring expense related to PowerDsine and Microsemi Corp.—Power Products Group was recorded in accordance with SFAS 146. Restructuring expense related to Broomfield and our Ireland facility was recorded in accordance with SFAS 112.

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 6% and 2% of net sales in first six months of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant facilities and related expenses and reduction in personnel expenses.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$1,024
Cash expenditures	(187)

Balance at March 30, 2008	$837

        For the quarter and six months ended March 30, 2008, we recorded restructuring expenses of $2,171,000 and $2,213,000, respectively. These expenses were for severance payments of approximately $894,000 related to a reduction in force and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reduction in force impacted approximately 100 employees, significantly all of which were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $95,000 and are expected to continue through September 2009. The reduction in force is expected to result in annual cost saving of approximately $4.0 million due to reduction in personnel expenses.

ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.8 million in cash. We funded these acquisitions with cash on hand. Other than a $440,000 charge for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter or six months ended March 30, 2008.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 1, 2007 COMPARED TO THE QUARTER ENDED MARCH 30, 2008.

        Net sales increased $20.0 million or 18.7% from $106.7 million for the second quarter of fiscal year 2007 ("Q2 2007") to $126.7 million for the second quarter of fiscal year 2008 ("Q2 2008"). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q2 2007 and Q2 2008 is approximately as follows (amounts in thousands):

	Q2 2008	Q2 2007
Commercial Air / Space	$24,891	20,268
Defense	41,764	32,004
Industrial / Semicap	9,216	12,801
Medical	16,662	14,935
Mobile / Connectivity	19,681	16,001
Notebook / LCD TV / Display	14,451	10,668

	$126,665	$106,677

        Net sales in the commercial air / space end market increased $4.6 million from $20.3 million in Q2 2007 to $24.9 million in Q2 2008. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types, as well as increased refurbishment programs. Additionally, we believe that there is strong demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

        Net sales in the defense end market increased $9.8 million from $32.0 million in Q2 2007 to $41.8 million in Q2 2008. Sales in this end market continued to be solid with high historical demand, with increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

        Net sales in the industrial / semicap market decreased $3.6 million from $12.8 million in Q2 2007 to $9.2 million in Q2 2008, with the decrease primarily attributable to a decrease in sales for use in semicap applications. While we ultimately expect that net sales in semicap applications to rebound, the signs of a turnaround are still not evident. Our best estimates suggest weakness again in our third quarter with a potential return to growth in our fourth quarter or beyond. Industrial applications in this market continued to show strength, in particular, with emerging alternative energy applications.

        Net sales in the medical end market increased $1.8 million, from $14.9 million in Q2 2007 to $16.7 million in Q2 2008. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. Based on our current bookings and expected government approvals of our customers' products, we expect continuing strength in the implantable medical business in upcoming quarters.

        Net sales in the mobile / connectivity end market increased $3.7 million, from $16.0 million in Q2 2007 to $19.7 million in Q2 2008. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see continued strength in this market particularly in 802.11n products. We have also seen shipments in wi-max applications, which is emerging as a key future market for us and for which we have multiple solutions.

        Net sales in the notebook / LCD television / display end market increased $3.8 million, from $10.7 million in Q2 2007 to $14.5 million in Q2 2008. We continue to gain market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong.

        An estimated breakout of net sales by originating geographic area for Q2 2007 and Q2 2008 is approximately as follows (amounts in thousands):

	Q2 2008	Q2 2007
United States	$42,977	$53,088
Europe	34,385	14,556
Asia	49,303	39,033

Total	$126,665	$106,677

        Between the quarters ended April 1, 2007 and March 30, 2008, net sales originating from the United States decreased $10.1 million while net sales originating from Europe and Asia increased $19.8 million and $10.3 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007.

        On April 24, 2008, we announced that for the third quarter of fiscal year 2008, we expect our net sales will increase between 0% and 4% sequentially. We expect that the strong demand for our products for commercial air / space, defense, medical, mobile / connectivity and notebooks / LCD TV / Display end markets will continue during fiscal year 2008.

        Gross profit increased $13.4 million, from $41.8 million (39.2% of sales) for Q2 2007 to $55.2 million (43.6% of sales) for Q2 2008. The increase in gross profit related primarily to higher net sales. Gross profit percentage increased primarily due to progress in our facility rationalization which has reallocated production based on manufacturing costs, efficiencies and capabilities at each of our facilities.

        Selling, general and administrative expenses increased $3.3 million from $23.2 million for Q2 2007 to $26.5 million for Q2 2008. The increase was primarily due to higher stock based compensation expense of $2.5 million and additional costs from PowerDsine, which we acquired in the second quarter of 2007, and incrementally higher costs related to our 2008 Annual Meeting of Stockholders.

        Amortization expense of intangible assets decreased $1.1 million from $3.9 million in Q2 2007 to $2.8 million in Q2 2008, primarily due to certain intangible assets related to the Power Products Group acquisition in the fiscal third quarter of 2006 being fully amortized between the end of Q2 2007 and the beginning of Q2 2008.

        Interest income was $1.8 million in Q2 2007 and $0.9 million in Q2 2008. The decrease in interest income was due primarily to lower interest rates.

        Though we incurred loss before taxes in Q2 2007, we had income tax expense, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development. The effective tax rate was 25.2% for Q2 2008. The Q2 2008 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions. We had a higher proportion of income earned in lower tax jurisdictions in Q2 2008 than in 2008 YTD; therefore, the effective tax rate of Q2 2008 is lower than than that of 2008 YTD.

        In July 2006 the FASB issued FIN 48 which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

        We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2006 tax years generally remain subject to examination by tax authorities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 1, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 30, 2008.

        Net sales increased $41.1 million or 19.7% from $209.0 million for the six months ended April 1, 2007 ("2007 YTD") to $250.1 million for the six months ended March 30, 2008 ("2008 YTD"). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2007 YTD and 2008 YTD is approximately as follows (amounts in thousands):

	2008 YTD	2007 YTD
Commercial Air / Space	$48,371	$40,726
Defense	80,763	64,736
Industrial / Semicap	20,382	27,121
Medical	32,878	27,210
Mobile / Connectivity	39,615	25,207
Notebook / LCD TV / Display	28,130	23,966

	$250,139	$208,966

        Net sales in the commercial air / space end market increased $7.7 million from $40.7 million in 2007 YTD to $48.4 million in 2008 YTD. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types, as well as increased refurbishment programs. Additionally, we believe that there is strong demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

        Net sales in the defense end market increased $16.1 million from $64.7 million in 2007 YTD to $80.8 million in 2008 YTD. Sales in this end market continued to be solid with high historical demand, with increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

        Net sales in the industrial / semicap market decreased $6.7 million from $27.1 million in 2007 YTD to $20.4 million in 2008 YTD, with the decrease primarily attributable to a decrease in sales for use in semicap applications. While we ultimately expect that net sales in semicap applications to rebound, the signs of a turnaround are still not evident. Our best estimates suggest weakness again in our third quarter with a potential return to growth in our fourth quarter or beyond. Industrial applications in this market continued to show strength, in particular, with emerging alternative energy applications.

        Net sales in the medical end market increased $5.7 million, from $27.2 million in 2007 YTD to $32.9 million in 2008 YTD. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. Based on our current bookings and expected government approvals of our customers' products, we expect continuing strength in the implantable medical business in upcoming quarters.

        Net sales in the mobile / connectivity end market increased $14.4 million, from $25.2 million in 2007 YTD to $39.6 million in 2008 YTD. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see continued strength in this market particularly in 802.11n products. We have also seen shipments in wi-max applications, which is emerging as a key future market for us and for which we have multiple solutions.

        Net sales in the notebook / LCD television / display end market increased $4.1 million, from $24.0 million in 2007 YTD to $28.1 million in 2008 YTD. We continue to gain market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong.

        An estimated breakout of net sales by originating geographic area for 2007 YTD and 2008 YTD is approximately as follows (amounts in thousands):

	2008 YTD	2007 YTD
United States	$103,156	$122,089
Europe	57,511	27,221
Asia	89,472	59,656

Total	250,139	$208,966

        Between the six months ended April 1, 2007 and March 30, 2008, net sales originating from the United States decreased $18.9 million while net sales originating from Europe and Asia increased $30.3 million and $29.8 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007.

        Gross profit increased $21.7 million, from $86.0 million (41.2% of sales) for 2007 YTD to $107.7 million (43.1% of sales) for 2008 YTD. The increase in gross profit related primarily to higher net sales. Gross profit percentage increased primarily due to progress in our facility rationalization which has reallocated production based on manufacturing costs, efficiencies and capabilities at each of our facilities.

        Costs of sales included $18.0 million and $20.7 million related to transitional idle capacity in 2007 YTD and 2008 YTD, respectively, the decrease of which, contributed to higher gross margin percentage.

        Selling, general and administrative expenses increased $11.6 million from $41.7 million for 2007 YTD to $53.3 million for 2008 YTD. The increase was primarily due to higher stock based compensation expense of $7.0 million and additional costs from PowerDsine of approximately $5.2 million, which we acquired in the second quarter of 2007.

        Research and development expense increased $2.5 million from $19.9 million in 2007 YTD to $22.4 million in 2008 YTD, primarily due to additional research and development expense incurred at PowerDsine, which we acquired in the second quarter of 2007.

        Amortization expense of intangible assets were $5.9 million in 2007 YTD and 2008 YTD. A decrease in amortization expense related to our acquisition of Microsemi Corp.—Power Products Group, which occurred in the third quarter of fiscal year 2006, was offset by an increase in amortization expense related to our acquisition of PowerDsine, Ltd., which occurred in the second quarter of fiscal year 2007.

        Interest income was $3.2 million in 2007 YTD and $2.0 million in 2008 YTD. The decrease in interest income was due primarily to lower interest rates.

        Though we incurred loss before taxes in 2007 YTD, we had income tax expense, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development. The effective tax rate was 27.1% for 2008 YTD. The 2008 YTD effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions. We had a higher proportion of income earned in lower tax jurisdictions in Q2 2008 than in 2008 YTD; therefore, the effective tax rate for Q2 2008 is lower than that of 2008 YTD.

CAPITAL RESOURCES AND LIQUIDITY

        As of March 30, 2008, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

        In Q2 2008, we financed our operations with cash from operations.

        Net cash provided by operating activities increased $42.6 million from $0.6 million in 2007 YTD to $42.9 million in 2008 YTD. Significant factors that increased net cash provided by operating activities included higher net income of $27.4 million which included higher stock based compensation charge of $7.0 million, lower increase in inventory of $10.2 million primarily due to implementation of inventory control measures, higher net other current assets, deferred income taxes and income taxes payable of $19.1 million primarily due to our adoption of FIN 48 and payment in 2007 YTD of $7.7 million in acquisition-related transaction costs that were accrued by PowerDsine prior to the acquisition. Offsetting these increases were lower in process research and development charges of $21.3 million, higher increase in accounts receivable of $7.4 million primarily due to higher sales.

        At March 30, 2008, our investment in available-for-sale securities consisted of auction rate preferred shares and auction rate bonds. Our investments retain a triple-A rating by at least one Nationally Recognized Statistical Rating Organization. To date, we have collected all interest payments on all our auction rate securities when due and expect to do so in the future. We held $16,325,000 in auction rate preferred shares of municipal bond funds that have maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies. We held $46,550,000 in auction rate bonds backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased our current auction rate securities beginning in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.6 million would occur.

        Accounts receivable increased $9.1 million from $81.0 million at September 30, 2007 to $90.1 million at March 30, 2008. The increase in receivables was due to higher sales and timing of shipments in Q2 2008 versus the fourth quarter of fiscal year 2007 ("Q4 2007").

        Inventories increased $1.8 million, including a portion of the $1.0 million acquired from Microwave Device Technology Corporation, from $115.0 million at September 30, 2007 to $116.8 million at March 30, 2008.

        Current liabilities increased $4.4 million from $61.2 million at September 30, 2007 to $65.6 million at March 30, 2008. The increase was primarily due to higher income tax payable of $5.7 million, higher accrued payroll and severance benefits due to timing and a reduction in force of $1.6 million, offset by a $3.4 million in accrued profit sharing due to employee payments. The remaining difference was due to timing of payments.

        Net cash used in investing activities was $163.1 million and $83.9 million in 2007 YTD and 2008 YTD, respectively. Purchases of property and equipment were $10.9 million and $10.7 million in 2007 YTD and 2008 YTD, respectively. In 2008 YTD, we acquired Microwave Device Technology Corporation and TSI Microelectronics Corporation for a total of $8.8 million, net of cash acquired. Net cash used in investing activities in 2007 YTD primarily consisted of $157.2 million of PowerDsine acquisition costs, net of cash acquired, the purchase of property and equipment and the transfer of cash into an escrow account related to converted unvested PowerDsine restricted share awards, partially offset by the sale of investments in available for sale securities.

        Net cash provided by financing activities was $48.9 million and $9.0 million in 2007 YTD and 2008 YTD, respectively. Net cash provided by financing activities in 2008 YTD consisted of $6.8 million in proceeds from stock option exercises, $1.0 million in excess tax benefits from stock awards and $0.9 million from payments on long-term liabilities. Net cash provided by financing activities in 2007 YTD consisted of $12.1 million in proceeds from stock option exercises, $0.8 million in excess tax benefits from stock awards and $36.0 million in net proceeds from borrowings and payments on our credit facility and other long-term liabilities

        We had $107.7 million and $75.8 million in cash and cash equivalents at September 30, 2007 and March 30, 2008, respectively.

        Current ratios were 5.4 to 1 and 5.7 to 1 at September 30, 2007 and March 30, 2008, respectively.

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank. The New Credit Facility's Stated Maturity Date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of March 30, 2008, $60 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of March 30, 2008, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $57.6 million was available under the New Credit Facility. As of March 30, 2008, we were in compliance with the financial covenants required by the New Credit Facility.

        Costs associated with the consolidation of Broomfield are estimated to range from $5.0 million to $7.0 million, excluding any gain or loss from future dispositions of the plant and property. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2009). SFAS 157 is effective for non-financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007, and interim periods within those years (our fiscal year 2010). We are currently evaluating the impact of SFAS 157.

Statement of Financial Accounting Standards No. 159

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS 159.

Statement of Financial Accounting Standards No. 141R and No. 160

        In December 2007, the FASB concurrently issued SFAS 141(R), "Business Combinations," and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity's consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of SFAS 161.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

        We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. Our investment in auction rate securities consists of auction rate preferred shares in municipal bond funds that have to date maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We purchased our current auction rate securities beginning in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.6 million would occur.

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

        We entered into a $75 million unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement" or the "New Credit Facility"). The New Credit Facility's Stated Maturity Date is January 1, 2010. The New Credit Facility replaces the Company's existing $30 million Credit Agreement dated July 2, 1999, as amended, which had a Stated Maturity Date of March 31, 2008 ("Terminated Credit Agreement"). Proceeds of borrowing under the New Credit Facility can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the New Credit Facility is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of March 30, 2008, $60 million is the maximum that may be borrowed, but per the terms of the New Credit Facility, the maximum amount will decrease to $50 million on December 30, 2009. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the amount stated. As of March 30, 2008, there were no amounts outstanding on the New Credit Facility and $0.4 million was outstanding in the form of a letter of credit and $57.6 million was available under the New Credit Facility. As of March 30, 2008, we were in compliance with the financial covenants required by the New Credit Facility.

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

        Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended)as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2008.

(b)
Changes in internal control over financial reporting.

        During the second quarter of fiscal year 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 21, 2007 for our fiscal year ended September 30, 2007, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q.

Item 1A.    RISK FACTORS

        With the exception of the addition of the first risk factor below, there have been no updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in the Form 10-K. For convenience, our updated risk factors are included below in this Item 1A.

Our investments in securities, including auction rate securities, subject us to principal and liquidity risks that could adversely affect our financial results

        We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. Our investment in auction rate securities consists of auction rate preferred shares in municipal bond funds that have to date maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased our current auction rate securities in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At March 30, 2008, we concluded that the fair value of our auction rate securities would not be significantly different than the cost basis. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, continuing illiquidity for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.6 million would occur.

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

We may be unable to retain our customers due in part to our inability to fulfill our customer demand and other factors

        Our ability to fulfill our customer demand for our products is and will continue to be dependent in part on our order volumes, long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our high-reliability end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

        Some of our sales are derived from customers whose principal sales are to the United States Government. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi's aggregate net sales to defense markets represented approximately 30% in fiscal years 2005, 2006 and 2007. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense- related spending has occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

        We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. In addition, product liability insurance may become too costly for us to maintain or may become completely unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our consolidated financial position.

Environmental liabilities could adversely impact our consolidated financial position.

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

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp.—Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

Litigation could adversely impact our consolidated financial position.

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

The volatility of our stock price could affect the value of an investment in our stock and our future consolidated financial position.

        The market price of our stock has fluctuated widely. Between April 1, 2007 and March 30, 2008, the market sale price of our common stock ranged between a low of $18.60 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

        Significant accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and also of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or consolidated financial position. In fiscal year 2003, we recorded a goodwill impairment of $14.7 million which was a transition charge upon our adoption of SFAS 142.

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

  Inapplicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

  Inapplicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  We held our Annual Meeting of Stockholders on February 20, 2008.

  (b)
  On Proposal 1—Election of Directors, the stockholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified. The votes received were as follows:

	For	Withheld
Dennis R. Leibel	68,020,584	5,949,021
James J. Peterson	73,739,781	229,824
Thomas R. Anderson	73,384,730	584,875
William E. Bendush	73,386,646	582,959
William L. Healey	68,095,461	5,874,144
Paul F. Folino	68,133,867	5,835,738
Matthew E. Massengill	68,131,567	5,838,038

        On Proposal 2—Approval of amendment to Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 250,000,000, the votes were as follows:

For	Against	Abstain
58,285,648	15,621,373	62,584

        On Proposal 3—Approval of the Microsemi Corporation 2008 Performance Incentive Plan, the votes were as follows:

For	Against	Abstain
48,242,556	22,616,404	27,425

        On Proposal 4—Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for fiscal year 2008, the votes were as follows:

For	Against	Abstain
72,164,688	1,763,612	41,305

Item 5.    OTHER INFORMATION

        None

Item 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001)*
3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000)
3.2.1
Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005)
3.3
Bylaws of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2007)*
10.1
Microsemi Corporation 2008 Performance Incentive Plan (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008)*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2008†

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

MICROSEMI CORPORATION
DATED: May 6, 2008	By:
/s/ JOHN W. HOHENER
John W. Hohener
 Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and
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
Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005)
3.3
Bylaws of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2007)*
10.1
Microsemi Corporation 2008 Performance Incentive Plan (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008)*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2008†

†
Filed with this Report.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

QuickLinks

Table of Contents
IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Income Statements (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Income Statements (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (amounts in thousands)
MICROSEMI CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS March 30, 2008
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX