Form 10-Q
period 2008-06-29
MICROSEMI CORP
filed 2008-08-05
CIK 310568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2008
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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of the issuer's Common Stock, $0.20 par value, outstanding on July 24, 2008 was 79,292,292.

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

  •
  demand, growth and sales expectations for our products, including in the commercial air/space, defense, industrial/semicap, medical, mobile/connectivity, and notebook/LCD television/display end markets;

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

  •
  beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

  •
  expectations regarding the value and future liquidity of the auction rate securities held by us;

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

 PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

        This Form 10-Q must be read in its entirety. The unaudited consolidated income statements for the quarter and nine months ended June 29, 2008 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi", "the Company", "we", "our", "ours" or "us"), the unaudited consolidated statement of cash flows for the nine months ended June 29, 2008, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of September 30, 2007 and June 29, 2008, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 29, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$108,398	$107,685
Investment in available for sale securities	62,800	—
Accounts receivable, net of allowance for doubtful accounts of $1,232 and $1,424 at June 29, 2008 and September 30, 2007, respectively	93,018	81,035
Inventories	116,610	115,038
Deferred income taxes	16,990	14,315
Other current assets	9,954	10,843

Total current assets	407,770	328,916
Property and equipment, net	74,746	68,846
Deferred income taxes	7,351	742
Goodwill	179,152	177,668
Other intangible assets, net	50,559	54,714
Other assets	8,609	6,394

TOTAL ASSETS	$728,187	$637,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturity of long-term liabilities	$724	$724
Accounts payable	28,367	25,923
Accrued liabilities	39,748	34,598

Total current liabilities	68,839	61,245

Long-term liabilities	17,795	6,630

Stockholders' equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 79,254 at June 29, 2008; authorized 100,000, issued and outstanding 77,154 at September 30, 2007	15,851	15,431
Capital in excess of par value of common stock	468,595	429,277
Retained earnings	156,209	124,257
Accumulated other comprehensive income	898	440

Total stockholders' equity	641,553	569,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$728,187	$637,280

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	June 29, 2008	July 1, 2007
Net sales	$129,255	$113,553
Cost of sales	71,103	65,918

Gross profit	58,152	47,635

Operating expenses:
Selling, general and administrative	25,811	22,354
Research and development	11,013	10,577
Amortization of intangible assets	2,815	3,895
Restructuring and severance charges	364	(1,227)

Total operating expenses	40,003	35,599

Operating income	18,149	12,036

Other income (expense):
Interest income	544	888
Interest expense	(62)	(295)
Other, net	7	(271)

Total other income	489	322

Income before income taxes	18,638	12,358
Provision for income taxes	4,701	3,647

NET INCOME	$13,937	$8,711

Earnings per share:
Basic	$0.18	$0.11

Diluted	$0.17	$0.11

Common and common equivalent shares outstanding:
Basic	78,324	76,367

Diluted	80,476	78,564

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Nine Months Ended
	June 29, 2008	July 1, 2007
Net sales	$379,394	$322,519
Cost of sales	213,509	188,888

Gross profit	165,885	133,631

Operating expenses:
Selling, general and administrative	79,066	64,022
Research and development	33,462	30,517
Amortization of intangible assets	8,730	9,793
Restructuring and severance charges	2,577	648
In process research and development	440	21,770

Total operating expenses	124,275	126,750

Operating income	41,610	6,881

Other income (expense):
Interest income	2,583	4,126
Interest expense	(150)	(850)
Other, net	(123)	(1)

Total other income	2,310	3,275

Income before income taxes	43,920	10,156
Provision for income taxes	11,555	10,436

NET INCOME (LOSS)	$32,365	$(280)

Earnings (loss) per share:
Basic	$0.42	$(0.00)

Diluted	$0.41	$(0.00)

Common and common equivalent shares outstanding:
Basic	77,274	74,407

Diluted	79,359	74,407

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income (loss)	$32,365	$(280)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,812	21,322
Stock based compensation	16,163	7,068
Loss on dispositions and retirements of assets	143	250
In process research and development	440	21,770
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(11,119)	(938)
Inventories, net	(220)	(21,346)
Other current assets	6,219	(2,061)
Other assets	(338)	(117)
Deferred income taxes	(5,862)	(2,772)
Accounts payable and accrued liabilities	943	(492)
Income taxes payable	11,035	(2,494)
Other long term liabilities	459	636
Payments of accrued transaction costs	—	(7,656)

Net cash provided by operating activities	71,040	12,890

Cash flows from investing activities:
Purchases of available for sale securities	(62,875)	—
Proceeds from sale of available for sale securities	75	63,045
Purchases of property and equipment	(17,029)	(15,101)
Changes in other assets	(2,470)	(1,334)
Restricted cash	—	(3,120)
Payments for acquisitions, net of cash acquired	(8,799)	(157,392)

Net cash used in investing activities	(91,098)	(113,902)

Cash flows from financing activities:
Payments on credit facility and other long-term liabilities	—	(88,367)
Borrowings from credit facility	966	89,127
Excess tax benefit—stock awards	1,941	1,252
Exercise of stock options	17,864	15,821

Net cash provided by financing activities	20,771	17,833

Net increase (decrease) in cash and cash equivalents	713	(83,179)
Cash and cash equivalents at beginning of period	107,685	165,415

Cash and cash equivalents at end of period	$108,398	$82,236

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2008

1. PRESENTATION OF FINANCIAL INFORMATION

        The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

  Critical Accounting Policies and Estimates

        The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

June 29, 2008

1. PRESENTATION OF FINANCIAL INFORMATION (Continued)

had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

        At June 29, 2008, all of our marketable securities were classified as available-for-sale and accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings. If fair values were to decrease below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other-than-temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

        As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings as of October 1, 2007. Our unrecognized tax benefits totaled $14,183,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,866,000 of tax benefits that if recognized would reduce our annual effective income tax rate. Our unrecognized tax benefits totaled $14,371,000 at June 29, 2008 and relate to various US and foreign jurisdictions. This amount included $357,000 of penalties and $1,554,000 of interest. Included in the balance at June 29, 2008 are $8,055,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our consolidated financial condition, results of operations or cash flows during the quarter or nine months ended June 29, 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

2. INVENTORIES

        Inventories were as follows (amounts in thousands):

	June 29, 2008	September 30, 2007
Raw Materials	$35,071	$42,524
Work in Progress	52,232	44,467
Finished Goods	29,307	28,047

	$116,610	$115,038

3. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

        At June 29, 2008, our investment in available-for-sale securities consisted of auction rate preferred shares and auction rate bonds. Our investments retain a triple-A rating by at least one Nationally Recognized Statistical Rating Organization. To date, we have collected all interest payments on all our auction rate securities when due and expect to do so in the future. In addition, given the high credit quality of our auction rate securities and our ability to hold these securities until liquidity returns to the market or maturity, if necessary, we believe we will recover the full principal amount in the future. We held $16.2 million in auction rate preferred shares of municipal bond funds that have maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and $46.6 million in auction rate bonds backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings. During the quarter ended June 29, 2008 approximately $75,000 of our auction rate preferred shares were redeemed at par plus accrued interest.

        At June 29, 2008, we concluded that the fair value of our auction rate securities would not be significantly different than the cost basis. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to:

  •
  continuing illiquidity in the market for auction rate securities for an extended period of time;

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	June 29, 2008	September 30, 2007
Goodwill	$179,152	$177,668

Other intangible assets, net
Completed technology	$43,722	$47,869
Customer relationships	5,586	5,011
Backlog	33	355
Trade names	1,218	1,479

	$50,559	$54,714

        Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$10,995	$10,829	$8,556	$5,637	$5,305

5. COMMITMENTS AND CONTINGENCIES

        We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement") with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement's first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of June 29, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement's Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of June 29, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

        In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado ("Broomfield") had notified Broomfield and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995,

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$13,937	$8,711	$32,365	$(280)
Net unrealized gain in available for sale investments	—	176	—	339
Translation adjustment	(13)	41	458	158

Comprehensive income	$13,924	$8,928	$32,823	$217

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

7. EARNINGS PER SHARE

        Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

        Earnings per share ("EPS") for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
BASIC
Net income (loss)	$13,937	$8,711	$32,365	$(280)

Weighted-average common shares outstanding for basic	78,324	76,367	77,274	74,407

Basic earnings (loss) per share	$0.18	$0.11	$0.42	$(0.00)

DILUTED
Net income (loss)	$13,937	$8,711	$32,365	$(280)

Weighted-average common shares outstanding for basic	78,324	76,367	77,274	74,407
Dilutive effect of stock awards	2,152	2,197	2,085	—

Weighted-average common shares outstanding on a diluted basis	80,476	78,564	79,359	74,407

Diluted earnings (loss) per share	$0.17	$0.11	$0.41	$(0.00)

        For the quarter ended July 1, 2007 and the quarter and nine months ended June 29, 2008, approximately 6,606,000, 7,081,000 and 3,392,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the nine months ended July 1, 2007, all stock awards were excluded from the computation of diluted EPS as we incurred a net loss during the period.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position ("FSP") No. 157-1, "Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP No. 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"). FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

8. RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

to fiscal years beginning after November 15, 2008 interim periods within those years (our fiscal year 2010). SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007 and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS 157, FSP 157-1 and FSP 157-2.

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

Statement of Financial Accounting Standards No. 141R and No. 160

        In December 2007, the FASB concurrently issued SFAS 141(R), "Business Combinations," ("SFAS 141R") and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity's consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal period that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of SFAS 161.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

8. RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

FASB Staff Position No. 142-3

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective as of the beginning of an entity's first fiscal period that begins after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of FAS 142-3.

Statement of Financial Accounting Standards No. 162

        In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact of SFAS 162.

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

        In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The 2008 Plan replaced the 1987 Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of 4,063,000 shares of the Company's common stock, for delivery under awards that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an "Award"). The shares of common stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

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

        In the quarters ended June 29, 2008 and July 1, 2007, the effects of stock based compensation decreased operating income by $4,838,000 and $2,775,000, respectively, net income decreased by

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

$3,884,000 and $2,196,000, respectively, and basic and diluted earnings per share decreased by $0.05 and $0.03, respectively. In the nine months ended June 29, 2008 and July 1, 2007, the effects of stock based compensation decreased operating income by $16,163,000 and $7,068,000, respectively, net income decreased by $13,172,000 and $5,949,000, respectively, basic earnings per share decreased by $0.17 and $0.08, respectively, and diluted earnings per share decreased by $0.16 and $0.08, respectively.

        Compensation expense for stock awards was calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

		Per Award
Nine Months Ended	# of Awards	Exercise Price	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
June 29, 2008
Option grants	2,201,940	$26.77	$7.57	3.6%	0.0%	2.7	38.2%
Restricted stock awards	515,672		$28.40
July 1, 2007
Option grants	2,826,600	$19.14	$6.62	4.6%	0.0%	3.1	42.8%
Restricted stock awards	100,000		$20.99
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.0%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,551		$17.88

        Options are granted at exercise prices equal to the closing price of our common stock on the date of grant. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet. Converted PowerDsine options and restricted stock awards were issued in connection with the acquisition of PowerDsine, Ltd.

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

        We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

10. SEGMENT INFORMATION (Continued)

markets that we serve include commercial air/space, defense, industrial/semicap, medical, mobile connectivity and notebook/LCD TVs/displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

        Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net Sales:
United States	$47,069	$60,241	$150,225	$189,837
Europe	37,302	14,322	94,813	38,711
Asia	44,884	38,990	134,356	93,971

Total	$129,255	$113,553	$379,394	$322,519

Commercial Air/Space	$25,886	$22,210	$74,257	$62,936
Defense	42,904	35,814	123,667	100,550
Industrial/Semicap	9,186	12,932	29,568	40,053
Medical	16,191	15,087	49,069	42,297
Mobile Connectivity	20,540	16,307	60,155	41,514
Notebook/LCD TV/Display	14,548	11,203	42,678	35,169

Total	$129,255	$113,553	$379,394	$322,519

	June 29, 2008	September 30, 2007
Tangible long lived assets:
United States	$64,479	$63,460
Europe	7,676	2,397
Asia	2,591	2,989

Total	$74,746	$68,846

        Between the quarters ended July 1, 2007 and June 29, 2008, net sales originating from the United States decreased $13.2 million while net sales originating from Europe and Asia increased $23.0 million and $5.9 million, respectively. Between the nine months ended July 1, 2007 and June 29, 2008, net sales originating from the United States decreased $39.6 million while net sales originating from Europe and Asia increased $56.1 million and $40.4 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Between the nine months ended July 1, 2007 and June 29, 2008, net sales originating in Asia also increased due to the contributions of PowerDsine, which we acquired in the second quarter of 2007. Tangible long lived assets in Europe increased $5.3 million at June 29, 2008 as compared to September, 30, 2007, primarily due to the expansion of our facility in Ireland.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

11. RESTRUCTURING AND SEVERANCE CHARGES

        For the nine months ended July 1, 2007, we recorded $649,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation, severance expense of $1,187,000 related to the integration of the PowerDsine acquisition, $380,000 in severance and other related costs related to Microsemi Corp.—Power Products Group. With the exception of Broomfield, substantially all of these restructuring expenses were paid by the end of the fourth quarter of fiscal year 2007.

        In May 2007 we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 5% and 3% of net sales in the first nine months of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee
Balance at September 30, 2007	$1,024
Provisions	254
Cash Expenditures	(423)

Balance at June 29, 2008	$855

        For the quarter ended June 29, 2008, we recorded restructuring expenses of $364,000, of which $254,000 related to consolidation activities for the Broomfield facility. The remaining $110,000 related to severance from a reduction in force at our various facilities.

        For the nine months ended June 29, 2008, we recorded restructuring expenses of $2,577,000, of which $254,000 related to consolidation activities for the Broomfield facility. These expenses were for severance payments of approximately $1,258,000 related to reductions in force and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reductions in force impacted approximately 100 employees, significantly all of whom were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $1,346,000 and are expected to continue through September 2009.

12. ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. We funded these

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2008

12. ACQUISITIONS (Continued)

acquisitions with cash on hand. Other than a $440,000 charge recorded in the first quarter of fiscal year 2008 for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter or nine months ended June 29, 2008.

13. SUBSEQUENT EVENT

        In the fourth quarter of fiscal year 2008, we purchased substantially all of the assets of SEMICOA for an estimated purchase consideration of $25 million in cash and assumption of certain liabilities. We expect to report a preliminary allocation of the estimated purchase consideration when we file our Form 10-K for the fiscal year ending September 28, 2008. We do not expect that this transaction will significantly impact our results of operations or be, on a pro forma basis, material to our results of operations for the full year ending September 28, 2008.

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

        We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the third quarter or first nine months of fiscal years 2007 or 2008. We also serve a variety of end markets, which we generally classify as follows:

  •
  Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors ("MOSFETs"), insulated gate bipolar transistors ("IGBTs"), small signal analog integrated circuits, small signal transistors, and silicon-controlled rectifiers ("SCRs"). These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

  •
  Commercial Air/Space—Our commercial air/space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

  •
  Industrial/Semicap—Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

  •
  Medical—Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and switched-most power supplies ("SMPS") for use in MRI systems.

  •
  Mobile/Connectivity—Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits ("MMICs") targeted at 802.11 a/b/g/n/e, multiple-in multiple-out ("MIMO"), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet ("PoE,") a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode ("LED") drivers that are sold into the portable device set top box, and telecom applications.

  •
  Notebook/LCD TV/Display—Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp ("CCFL") controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

        During the period, we have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Production has been transferred between our facilities to share resources and technology, as well as to more efficiently produce our products. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same project, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

        For the nine months ended July 1, 2007, we recorded $649,000 for other restructuring related expenses for Broomfield, primarily for travel, planning and equipment relocation, severance expense of $1,187,000 related to the integration of the PowerDsine acquisition, $380,000 in severance and other related costs related to Microsemi Corp.—Power Products Group. With the exception of Broomfield, substantially all of these restructuring expenses were paid by the end of the fourth quarter of fiscal year 2007.

        In May 2007 we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

        In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 5% and 3% of net sales in the first nine months of fiscal year 2007 and 2008, respectively. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

        The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$1,024
Provisions	254
Cash Expenditures	(423)

Balance at June 29, 2008	$855

        For the quarter ended June 29, 2008, we recorded restructuring expenses of $364,000, of which $254,000 related to consolidation activities for the Broomfield facility. The remaining $110,000 related to severance from a reduction in force at our various facilities.

        For the nine months ended June 29, 2008, we recorded restructuring expenses of $2,577,000, of which $254,000 related to consolidation activities for the Broomfield facility. These expenses were for severance payments of approximately $1,258,000 related to reductions in force and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reductions in force impacted approximately 100 employees, significantly all of whom were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $1,346,000 and are expected to continue through September 2009.

ACQUISITIONS

        In the first quarter of fiscal year 2008, we acquired Microsemi Device Technology Corporation and TSI Microelectronics Corporation for $8.8 million in cash. We funded these acquisitions with cash on hand. Other than a $440,000 charge for in process research and development, these two transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter or nine months ended June 29, 2008.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 1, 2007 COMPARED TO THE QUARTER ENDED JUNE 29, 2008

        Net sales increased $15.7 million or 13.8% from $113.6 million for the third quarter of fiscal year 2007 ("Q3 2007") to $129.3 million for the third quarter of fiscal year 2008 ("Q3 2008"). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q3 2007 and Q3 2008 is approximately as follows (amounts in thousands):

	Q3 2008	Q3 2007
Commercial Air/Space	$25,886	$22,210
Defense	42,904	35,814
Industrial/Semicap	9,186	12,932
Medical	16,191	15,087
Mobile/Connectivity	20,540	16,307
Notebook/LCD TV/Display	14,548	11,203

	$129,255	$113,553

        Net sales in the commercial air/space end market increased $3.7 million from $22.2 million in Q3 2007 to $25.9 million in Q3 2008. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types to replace aging and less fuel-efficient models, as well as increased refurbishment programs. Additionally, we believe that there is strong demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

        Net sales in the defense end market increased $7.1 million from $35.8 million in Q3 2007 to $42.9 million in Q3 2008. Sales in this end market continued to be solid with high historical demand, with increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

        Net sales in the industrial/semicap market decreased $3.7 million from $12.9 million in Q3 2007 to $9.2 million in Q3 2008, with the decrease primarily attributable to a decrease in sales for use in semicap applications. Net sales in the Q3 2008 were comparable to the second fiscal quarter of 2008 and our expectation is that net sales will remain stable in the next quarter with potential return to growth in the calendar fourth quarter or beyond. Industrial applications in this market continued to show strength, in particular, with emerging alternative energy applications.

        Net sales in the medical end market increased $1.1 million, from $15.1 million in Q3 2007 to $16.2 million in Q3 2008. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. Based on our current bookings and expected government approvals of our customers' products, we expect continuing strength in the implantable medical business in upcoming quarters.

        Net sales in the mobile/connectivity end market increased $4.2 million, from $16.3 million in Q3 2007 to $20.5 million in Q3 2008. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second fiscal quarter of 2007. We expect to see continued strength in this market particularly in 802.11n and power-over-ethernet products, where we expect a 30% growth in port shipments, driven by increased demand for client devices such as IP video cameras, phones, and WLAN access points. We have also seen shipments in wi-max applications, which is emerging as a key future market for us and for which we have multiple solutions.

        Net sales in the notebook/LCD television/display end market increased $3.3 million, from $11.2 million in Q3 2007 to $14.5 million in Q3 2008. We continue to gain market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong.

        An estimated breakout of net sales by originating geographic area for Q3 2007 and Q3 2008 is approximately as follows (amounts in thousands):

	Q3 2008	Q3 2007
United States	$47,069	$60,241
Europe	37,302	14,322
Asia	44,884	38,990

Total	$129,255	$113,553

        Between Q3 2007 and Q3 2008, net sales originating from the United States decreased $13.2 million while net sales originating from Europe and Asia increased $23.0 million and $5.9 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States.

        On July 24, 2008, we announced that for the fourth quarter of fiscal year 2008, we expect our net sales will increase between 3% and 5% sequentially. We expect that the strong demand will continue for our products for commercial air/space, defense, medical, mobile/connectivity and notebooks/LCD TV/display end markets during the remainder of the current fiscal year.

        Gross profit increased $10.6 million, from $47.6 million (42.0% of sales) for Q3 2007 to $58.2 million (45.0% of sales) for Q3 2008. The increase in gross profit related primarily to higher net sales. Gross profit percentage increased primarily due to progress in our facility rationalization which has reallocated production based on manufacturing costs, efficiencies and capabilities at each of our facilities.

        Selling, general and administrative expenses increased $3.4 million from $22.4 million for Q3 2007 to $25.8 million for Q3 2008. The increase was primarily due to higher stock based compensation expense of $2.0 million and incrementally higher costs to support our increased sales.

        Amortization expense of intangible assets decreased $1.1 million from $3.9 million in Q3 2007 to $2.8 million in Q3 2008, primarily due to the full amortization of certain intangible assets related to the Power Products Group acquisition prior to the beginning of Q3 2008.

        The effective tax rate was 29.5% for Q3 2007 and 25.2% for Q3 2008. The Q3 2008 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions. We had a higher proportion of income earned in lower tax rate jurisdictions in Q3 2008 than in 2008 YTD; therefore, the effective tax rate for Q3 2008 is lower than that of 2008 YTD.

        In July 2006, the FASB issued FIN 48 which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 1, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 29, 2008

        Net sales increased $56.9 million or 17.6% from $322.5 million for the nine months ended July 1, 2007 ("2007 YTD") to $379.4 million for the nine months ended June 29, 2008 ("2008 YTD"). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for 2007 YTD and 2008 YTD is approximately as follows (amounts in thousands):

	2008 YTD	2007 YTD
Commercial Air/Space	$74,257	$62,936
Defense	123,667	100,550
Industrial/Semicap	29,568	40,053
Medical	49,069	42,297
Mobile/Connectivity	60,155	41,514
Notebook/LCD TV/Display	42,678	35,169

	$379,394	$322,519

        Net sales in the commercial air/space end market increased $11.4 million from $62.9 million in 2007 YTD to $74.3 million in 2008 YTD. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types to replacing aging and less fuel-efficient models, as well as increased refurbishment programs. Additionally, we believe that there is strong demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

        Net sales in the defense end market increased $23.1 million from $100.6 million in 2007 YTD to $123.7 million in 2008 YTD. Sales in this end market continued to be solid with high historical demand, with increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on growing backlog and continued increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

        Net sales in the industrial/semicap market decreased $10.5 million from $40.1 million in 2007 YTD to $29.6 million in 2008 YTD, with the decrease primarily attributable to a decrease in sales for use in semicap applications. As noted above, net sales in Q3 2008 were comparable to the second fiscal quarter of 2008 and our expectation is that net sales will remain stable in the next quarter with potential return to growth in the calendar fourth quarter or beyond. Industrial applications in this market continued to show strength, in particular, with emerging alternative energy applications.

        Net sales in the medical end market increased $6.8 million, from $42.3 million in 2007 YTD to $49.1 million in 2008 YTD. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. Based on our current bookings and expected government approvals of our customers' products, we expect continuing strength in the implantable medical business in upcoming quarters.

        Net sales in the mobile/connectivity end market increased $18.7 million, from $41.5 million in 2007 YTD to $60.2 million in 2008 YTD. Sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see continued strength in this market, particularly in 802.11n and power-over-ethernet products, where we expect a 30% growth in port shipments, driven by increased demand for client devices such as IP video cameras, phones, and WLAN access points. We have also seen shipments in wi-max applications, which is emerging as a key future market for us and for which we have multiple solutions.

        Net sales in the notebook/LCD television/display end market increased $7.5 million, from $35.2 million in 2007 YTD to $42.7 million in 2008 YTD. We continue to gain market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We are seeing strong interest in our next generation backlighting solutions and our notebook business remains strong.

        An estimated breakout of net sales by originating geographic area for 2007 YTD and 2008 YTD is approximately as follows (amounts in thousands):

	2008 YTD	2007 YTD
United States	$150,225	$189,837
Europe	94,813	38,711
Asia	134,356	93,971

Total	$379,394	$322,519

        Between 2007 YTD and 2008 YTD, net sales originating from the United States decreased $39.6 million while net sales originating from Europe and Asia increased $56.1 million and $40.4 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, Ltd., which we acquired in the second quarter of 2007.

        Gross profit increased $32.3 million, from $133.6 million (41.4% of sales) for 2007 YTD to $165.9 million (43.7% of sales) for 2008 YTD. The increase in gross profit related primarily to higher net sales. Gross profit percentage increased primarily due to progress in our facility rationalization which has reallocated production based on manufacturing costs, efficiencies and capabilities at each of our facilities.

        Selling, general and administrative expenses increased $15.1 million from $64.0 million for 2007 YTD to $79.1 million for 2008 YTD. The increase was primarily due to higher stock based compensation expense of $9.1 million and additional costs from PowerDsine of approximately $2.0 million, which we acquired in the second quarter of 2007, and incrementally higher costs to support our increased sales.

        Research and development expense increased $3.0 million from $30.5 million in 2007 YTD to $33.5 million in 2008 YTD, primarily due to additional research and development expense incurred at PowerDsine, which we acquired in the second quarter of 2007.

        Amortization expense of intangible assets decreased $1.1 million from $9.8 million in 2007 YTD to $8.7 million 2008 YTD. A decrease in amortization expense related to our acquisition of Microsemi Corp.—Power Products Group, which occurred in the third quarter of fiscal year 2006, was partially offset by an increase in amortization expense related to our acquisition of PowerDsine, Ltd., which occurred in the second quarter of fiscal year 2007.

        Interest income was $4.1 million in 2007 YTD and $2.6 million in 2008 YTD. The decrease in interest income was due primarily to lower interest rates.

        Though we incurred loss before taxes in 2007 YTD, we had income tax expense, primarily due to the non-deductibility of acquisition-related charges such as in process research and development. The effective tax rate was 26.3% for 2008 YTD. The 2008 YTD effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions. We had a higher proportion of income earned in lower tax jurisdictions in Q3 2008 than in 2008 YTD; therefore, the effective tax rate for Q3 2008 is lower than that of 2008 YTD.

CAPITAL RESOURCES AND LIQUIDITY

        As of June 29, 2008, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available Revolving Credit Agreement.

        In Q3 2008, we financed our operations with cash generated from operations.

        Net cash provided by operating activities increased $58.1 million from $12.9 million in 2007 YTD to $71.0 million in 2008 YTD. Significant factors that increased net cash provided by operating activities included higher net income of $32.6 million which included a higher stock based compensation charge of $9.1 million, a lower increase in inventory of $21.1 million primarily due to implementation of inventory control measures, higher net other current assets, deferred income taxes and income taxes payable of $18.7 million primarily due to our adoption of FIN 48 and payment in 2007 YTD of $7.7 million in acquisition-related transaction costs that were accrued by PowerDsine prior to the acquisition. Offsetting these increases were lower in process research and development charges of $21.3 million, and an increase in accounts receivable of $10.2 million primarily due to higher sales.

        At June 29, 2008, our investment in available-for-sale securities consisted of auction rate preferred shares and auction rate bonds. Our investments retain a triple-A rating by at least one Nationally Recognized Statistical Rating Organization. To date, we have collected all interest payments on all our auction rate securities when due and expect to do so in the future. We held $16.2 million in auction rate preferred shares of municipal bond funds that have maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies. We held $46.6 million in auction rate bonds backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased our current auction rate securities beginning in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

        Accounts receivable increased $12.0 million from $81.0 million at September 30, 2007 to $93.0 million at June 29, 2008. The increase in receivables was primarily due to higher sales and timing of shipments in Q3 2008 versus the fourth quarter of fiscal year 2007.

        Inventories increased $1.6 million, from $115.0 million at September 30, 2007 to $116.6 million at June 29, 2008.

        Current liabilities increased $7.6 million from $61.2 million at September 30, 2007 to $68.8 million at June 29, 2008. The increase was primarily due to higher income tax payable of $6.3 million, higher accounts payable of $2.4 million, offset by a $2.0 million in accrued profit sharing due to employee payments.

        Net cash used in investing activities was $113.9 million for 2007 YTD and $91.1 million for 2008 YTD, respectively. Net cash used in investing activities in 2007 YTD primarily consisted of $157.4 million of PowerDsine acquisition costs, net of cash acquired, purchases of property and equipment for $15.1 million, and the transfer of $3.1 million into an escrow account related to converted unvested PowerDsine restricted share awards, partially offset by $63.0 million from the sale of investments in available for sale securities. Net cash used in investing activities in 2008 YTD primarily consisted of a net investment in available for sale securities of $62.8 million, purchases of property and equipment for $17.0 million and payments of $8.8 million related to the acquisition of substantially all the assets of Microwave Device Technology Corporation and TSI Microelectronics Corporation. Purchases of property and equipment increased $1.9 million primarily due an expansion at our Ireland facility.

        Net cash provided by financing activities was $17.8 million and $20.8 million in 2007 YTD and 2008 YTD, respectively. Net cash provided by financing activities in 2007 YTD consisted primarily of $15.8 million in proceeds from stock option exercises and $1.2 million in excess tax benefits from stock awards. Net cash provided by financing activities in 2008 YTD consisted of $17.9 million in proceeds from stock option exercises and $1.9 million in excess tax benefits from stock awards.

        We had $107.7 million and $108.4 million in cash and cash equivalents at September 30, 2007 and June 29, 2008, respectively.

        Current ratios were 5.4 to 1 and 5.9 to 1 at September 30, 2007 and June 29, 2008, respectively.

        We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement") with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement's first, second and third years, respectively.

However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of June 29, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement's Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of June 29, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

        Costs associated with the consolidation of Broomfield are estimated to range from $5.0 million to $7.0 million, excluding any gain or loss from future dispositions of the plant and property. We anticipate that our cash and cash equivalents will be our primary source for paying such expenditures.

CONTRACTURAL OBLIGATIONS

        We adopted FIN 48 effective October 1, 2007. As a result of applying the provisions of FIN 48, we recognized a $413,000 decrease to retained earnings, as of October 1, 2007. Our unrecognized tax benefits totaled $14,183,000 at October 1, 2007 and relate to various US and foreign jurisdictions. This amount included $358,000 of penalties and $1,112,000 of interest. Included in the balance at October 1, 2007 are $7,886,000 of tax benefits that if recognized would reduce our annual effective income tax rate. Our unrecognized tax benefits totaled $14,371,000 at June 29, 2208 and relate to various US and foreign jurisdictions. This amount included $357,000 of penalties and $1,554,000 of interest. Included in the balance at June 29, 2008 are $8,055,000 of tax benefits that if recognized would reduce our annual effective income tax rate. FIN 48 did not have a material effect on our financial condition, results of operations or cash flows during the quarter or six months ended June 29, 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We had no other material changes in contractual obligations outside our ordinary course of business.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

        In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FSP 157-1 and FSP 157-2. FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 interim periods within those years (our fiscal year 2010). SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007 and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS 157, FSP 157-1 and FSP 157-2.

Statement of Financial Accounting Standards No. 159

        In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS 159.

Statement of Financial Accounting Standards No. 141R and No. 160

        In December 2007, the FASB concurrently issued SFAS 141R and SFAS 160. SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity's consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

        In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows SFAS 161 is effective as of the beginning of an entity's first fiscal period that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of SFAS 161. We are currently evaluating the impact of SFAS 161.

FASB Staff Position No. 142-3

        In April 2008, the FASB issued FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective as of the beginning of an entity's first fiscal period that begins after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of FAS 142-3.

Statement of Financial Accounting Standards No. 162

        In May 2008, the FASB issued SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact of SFAS 162.

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

        We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. Our investment in auction rate securities consists of auction rate preferred shares in municipal bond funds that have to date maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We purchased our current auction rate securities beginning in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

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

        We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the "Revolving Credit Agreement") with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement's first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of June 29, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement's Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company's acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company's choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company's Funded Debt to EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum EBITDA and (ii) a Maximum Funded Debt to EBITDA ratio, establish both conditions and current limitations on available amounts of borrowings. As of June 29, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

        The Revolving Credit Agreement is subject to our satisfaction and performance of various affirmative and negative covenants. The negative covenants include, among others, limitations on material corporate transactions, borrowing, the creation of liens, sales of assets, acquisitions, mergers, and investments. There is no assurance possible that such restrictions will be waived. These covenants might, unless waived, deter some strategic corporate transactions or acquisitions that could have otherwise possibly enhanced value for our stockholders. Any real or alleged default by us under any of our obligations under the Revolving Credit Agreement could have material adverse consequences for our business and could materially adversely affect the value of an investment in our common stock.

        The Revolving Credit Agreement is unsecured, which means that each of our assets is not subject to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings, without the lender's prior written consent, or waiver, which may be granted or denied in the lender's discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Integrated Products, Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender's consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

Item 4.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2008.

(b)
Changes in internal control over financial reporting.

        During the third quarter of fiscal year 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

        With the exception of the addition of the first risk factor below, there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 21, 2007. For convenience, our updated risk factors are included below in this Item 1A.

Our investments in securities, including auction rate securities, subject us to principal and liquidity risks that could adversely affect our financial results.

        We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. Our investment in auction rate securities consists of auction rate preferred shares in municipal bond funds that have to date maintained their asset coverage ratios as required by the Investment Company Act of 1940 and rating agencies and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased our current auction rate securities in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored. Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At June 29, 2008, we concluded that the fair value of our auction rate securities would not be significantly different than the cost basis. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate impairment of our investment; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

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

        The semiconductor industry, including most of the markets in which we do business, is highly competitive. We have numerous competitors in the various markets in which we sell products. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. Many of these companies are larger than we are and have greater resources than we have, and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.

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

We may be unable to retain our customers due in part to our inability to fulfill our customer demand and other factors.

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

        The market price of our stock has fluctuated widely. Between July 1, 2007 and June 29, 2008, the market sale price of our common stock ranged between a low of $18.60 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Our inventory levels are significant and increases in inventory levels have adversely affected cash flow.

        Our inventory levels have increased to a significant level, which adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite and defense products, which require very long lead times for testing. A second factor for our increased inventory is the planned consolidation of our manufacturing operations between facilities. We built additional inventory levels during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. A third factor affecting inventory levels is the growth in our business due to recent acquisitions. Obsolescence of any inventory could result in adverse effects on our future results of operations and future revenue.

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

If, in the future, we conclude that our internal control over financial reporting is not effective, or if our auditors conclude that our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the companies' internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the filing company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to the effectiveness of the company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Inapplicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Inapplicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable

Item 5.    OTHER INFORMATION

        None

Item 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001)*
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Microsemi Corporation, dated April 23, 2008*†
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

MICROSEMI CORPORATION
DATED: August 5, 2008	By:

/s/ JOHN W. HOHENER

John W. Hohener
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to the indicated Exhibit to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001)*
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Microsemi Corporation, dated April 23, 2008*†
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

QuickLinks

Table of Contents
IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Income Statements (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Income Statements (amounts in thousands, except per share data)
MICROSEMI CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (amounts in thousands)
MICROSEMI CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS June 29, 2008
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