Form 10-K
period 2008-09-28
MICROSEMI CORP
filed 2008-11-21
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 28, 2008 was approximately $1,752,441,000.

The number of outstanding shares of Common Stock on November 18, 2008 was 81,064,373.

Documents Incorporated by Reference

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 19, 2009. This proxy statement will be filed not later than 120 days after the close of the registrant’s fiscal year ended September 28, 2008.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Form 10-K include, but are not limited to, statements concerning:

•

expectations that we will be able to successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•

demand, growth and sales expectations for our products, including in the defense, commercial air / satellite, industrial / semicap, medical, mobile / connectivity, and notebook / LCD television / display end markets;

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included below in this Annual Report on Form 10-K, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved. You are, therefore, cautioned not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

INTRODUCTION

Microsemi Corporation was incorporated in Delaware in 1960. Our name was changed from Microsemiconductor Corporation in February 1983. Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries. Our principal executive offices are located at 2381 Morse Avenue, Irvine, California 92614 and our telephone number is (949) 221-7100.

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

Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS” above, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.

PRODUCTS

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include commercial air / satellite, defense, industrial / semicap, medical, mobile / connectivity and notebook / LCD TV / display.

Our integrated circuits (“IC’) products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Over the last year, our shipments of SLICs, motherboard LDOs and PWMs have become a less significant component, and our shipments of differentiated ASSPs, dual LDOs, switching regulators and power amplifiers have become a more significant component of our total sales. Our IC products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. Over the last year our shipments of traditional zener and voltage diodes products have become a less significant component and our shipments of transient suppressor diode products have become a more significant component of our total sales. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes (where we believe we are the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

MARKETING

We also serve a variety of end markets, which we generally classify as follows:

•

Defense – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, and silicon-controlled rectifiers (“SCRs”). These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air / Satellite – Our commercial air / satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial / Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•

Medical – Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Mobile / Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet (“PoE”), a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode (“LED”) drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook/ LCD TV/ Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (“CCFL”) controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. We have direct sales offices in the vicinities of metropolitan areas including Irvine, Los Angeles, San Jose, Phoenix, Denver, Chicago, Plano, Minneapolis, Boston, Taiwan, Hong Kong, Macau, France, Shanghai, Japan, South Korea, Ireland and Israel. Sales to foreign customers are made through our direct domestic sales force and overseas sales representatives and distributors. For fiscal year 2008, our domestic sales accounted for approximately 60 percent of our shipments. Domestic and foreign sales are classified based upon the destination of a shipment. Sales through sales representatives and distributors accounted for approximately 60 percent of our shipments.

Net sales were $370.5 million, $442.3 million and $514.1 million in the fiscal years ended October 1, 2006, September 30, 2007 and September 28, 2008, respectively.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products is essential to maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

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

We spent approximately $25.0 million, $42.2 million and $45.0 million in fiscal years 2006, 2007 and 2008 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

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

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our fiscal year 2008 net sales.

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

Please see the information that is set forth under the subheading “Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete,” within the section below entitled “ITEM 1A. RISK FACTORS.”

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

In 2001, we commenced our Capacity Optimization Enhancement Program. The objectives of this program are to increase company-wide capacity utilization and operating efficiencies through consolidations and realignments of operations. We believe that this program will result in future cost savings from the elimination of redundant resources and associated costs.

In connection with this program, in April 2005, we announced 1) the consolidation of the high-reliability products operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp.-Ireland (“Ireland”). In May 2007 we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products.

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant resources and related expenses and employee reductions. Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to

$8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield shipped approximately 4%, 3% and 4% of net sales in fiscal years 2006, 2007 and 2008, respectively. We currently anticipate that Broomfield will cease operations in fiscal year 2009.

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

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

SALES TO U.S. GOVERNMENT

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government was approximately one-third of total net sales in fiscal year 2008. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

On September 28, 2008, we employed approximately 1,500 persons domestically and 800 persons at our overseas facilities. None of our employees are represented by a labor union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law. We have experienced no work stoppages and believe our employee relations are good.

ACQUISITIONS

In the first quarter of fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the common stock of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. In the fourth quarter of fiscal year 2008, we acquired substantially all the assets of SEMICOA for approximately $28.7 million, including $26.7 million in cash consideration to SEMICOA and certain creditors, the assumption of approximately $1.2 million in liabilities, $0.6 million related to a lease agreement with a party related to SEMICOA shareholders and $0.2 million in estimated transaction fees and expenses. We funded these acquisitions with cash on hand. Other than a $0.4 million charge recorded in the first quarter of fiscal year 2008 for in process research and development, these transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the fiscal year ended September 28, 2008.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

ITEM 1A. RISK	FACTORS

Our investments in securities, including auction rate securities, subject us to principal, liquidity and counterparty risks that could adversely affect our financial results

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 28, 2008, our investment in auction rate securities consisted of auction rate preferred shares and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at September 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored.

We have entered into a settlement agreement with the financial institution where we hold our investments in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.5 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. Based on the “no net cost” loan feature of the settlement, we have the ability to convert the auction rate bonds to cash within our normal operating cycle, and as such, we have classified these investments in current assets.

Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At September 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, failure of the financial institution to perform, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to liquidate our investment in auction rate securities until after June 30, 2010 or at all.

Downturns in the highly cyclical semiconductor industry have in the past adversely affected our operating results, cash flows and the value of our business, and may continue to do so in the future.

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in a large number of markets, including the mobile connectivity, automotive, telecommunications, computers/peripherals, defense and aerospace, space/satellite, industrial/commercial and medical markets. Each of these end-markets has in the past experienced reductions in demand, and future downturns in any of these markets may adversely affect our revenues, operating results and financial condition.

Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles.

Further, given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flow and results of operations will be adversely affected.

The semiconductor business is subject to downward price pressure.

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable in advance, such as the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, current unfavorable economic conditions, which have resulted in a tightening of the credit markets, may contribute to a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. The competitiveness of designs that we have introduced, including integrated circuits and subsystems such as class D audio subsystems for newly-introduced home theatre DVD players supporting surround sound, power-over-ethernet, PDA backlighting subsystems, backlight control and power management solutions for the automotive notebook computer, monitors and the LCD TV market, LED driver solutions and power amplifiers for certain wireless LAN components, are subject to various risks and uncertainties that we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.

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

We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, SiGe, SiC and InGaAsP primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain of our competitors offer this capability and our customers may purchase our competitors’ products instead of ours for this reason. In addition, the third party foundries that we use may delay delivery of, or even completely fail to deliver, technology and products to us. Our business and financial prospects could be materially and adversely affected by any failure by us to timely produce these products.

We may be unable to retain our customers due in part to our inability to fulfill our customer demand and other factors.

Our ability to fulfill our customer demand for our products is and will continue to be dependent in part on our order volumes, long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our commercial air / satellite, defense and medical end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

Some of the principal markets we serve include consumer markets, such as mobile connectivity and notebooks, monitors and LCD televisions. Current unfavorable domestic and global economic conditions are likely to have an adverse impact on demand in these markets by reducing overall consumer spending or shifting consumer spending to products other than those made by our customers. Reduced sales by our customers in these end markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 33% of net sales for each of fiscal years 2006 and 2007 and 40% for fiscal year 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, Singapore, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements and potential changes in requirements in the United States and in the countries in which we manufacture or sell our products;

•	Tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	Fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages or disruption of local labor supply and/or transportation services;

•	Economic and political instability;

•	Acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome or Avian Influenza), which could disrupt our manufacturing and logistical activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

If political, military, transportation, health or other issues in foreign countries result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact Microsemi’s marketing, manufacturing, financial and logistics functions, our consolidated results of operations and financial condition could be materially adversely affected. In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products, which could result in a material adverse effect to our financial condition, operating results and cash flows, may be greater in those foreign countries.

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

Microsemi’s consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately 1 million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

Our manufacturing operations, and the outside manufacturing operations that we use increasingly, depend, in part, upon obtaining, in some instances, a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, given the recent downturn in domestic and global economic conditions, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to continue to supply us. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could adversely affect our operations.

Some of our products are manufactured, assembled and tested by third-party subcontractors, some of whom are based in foreign countries. We generally do not have any long-term agreements with these subcontractors. As a result, we may not have direct control over product delivery schedules or product quality. Outside manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers’ current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Supply Center Columbus (DSCC) has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 81% of our assembly and packaging requirements and 16% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.

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

Some of our sales are derived from customers whose principal sales are to the United States Government. These sales are derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to defense markets represented approximately one-third of total net sales in fiscal years 2006, 2007 and 2008. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending has occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 20% and 13% of our annual net sales in fiscal years 2003 and 2004, respectively, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 4% of our annual net sales in fiscal year 2008, had approximately 70 employees and occupied a 130,000 square foot owned facility.

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

We rely heavily on our proprietary technologies. Our future success and competitive position depend in part upon our ability to obtain or maintain protection of certain proprietary technologies used in our principal products. We do not have significant patent protection on many aspects of our technology. The protection of some of our technology as “trade secrets” will not necessarily protect us from all uses by other persons of our technology, or their use of technology that is similar or superior to that which is embodied in our trade secrets. In addition, others may be able to independently duplicate or exceed our technology in whole or in part. In the instances in which we hold patents or patent licenses, such as with respect to some circuit components for notebook computers and LCD TVs, any patents held by us may be challenged, invalidated or circumvented, or the rights granted under any patents may not provide us with competitive advantages. Patents often provide only narrow protection and require public disclosure of information that may otherwise be subject to trade secret protection. In addition, patents eventually expire and are not renewable.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance is expensive and difficult to obtain. The SEC and the NASDAQ Stock Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

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

•

The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in our common stock; and

•

Certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Microsemi. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

In connection with our Shareholder Rights Plan, each share of our common stock, par value $0.20, also entitles the holder to one redeemable and cancellable Right (not presently exercisable), as adjusted from time to time, to a given fraction of a share of Series A Junior Participating Preferred Stock, at a given exercise price, as adjusted from time to time under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make it more difficult or impracticable for hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in our common stock.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between October 1, 2007 and September 28, 2008, the market sale price of our common stock ranged between a low of $18.60 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods.

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

If, in the future, we conclude that our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the filing company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in a rented building complex in Irvine, California. This complex contains general office and engineering space. We own office, engineering and production facilities in Garden Grove, California; Broomfield, Colorado and Ennis, Ireland and lease office, engineering and/or production facilities in San Jose, Costa Mesa and Santa Clara, California; Scottsdale, Arizona; Lawrence and Lowell, Massachusetts; Bend, Oregon; Melville, New York; Shanghai, China, Singapore, Taiwan, Hong Kong, Macau, Israel, Ireland and France.

We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

ITEM 3.	LEGAL PROCEEDINGS

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90%

of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, inter alia, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case and discovery has commenced and must be completed by the end of January 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we believe that there might be a possibility for exposure and have provided for the estimated potential loss, in accordance with SFAS 5, “Accounting for Contingencies.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low sales prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended September 28, 2008	HIGH	LOW
1st Quarter	$30.00	$21.09
2nd Quarter	$24.52	$18.60
3rd Quarter	$27.91	$22.28
4th Quarter	$28.50	$22.44

Fiscal Year ended September 30, 2007	HIGH	LOW
1st Quarter	$21.98	$16.06
2nd Quarter	$21.80	$17.00
3rd Quarter	$24.73	$20.69
4th Quarter	$28.07	$21.63

POSSIBLE VOLATILITY OF STOCK PRICES

The market prices of securities issued by technology companies, including ours, have been and will be volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often not necessarily been related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, economic conditions, events involving war or terrorism, and other events or factors may have a significant impact (positive or negative) on the market price of our Common Stock.

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 18, 2008)
Common Stock, $0.20 Par Value	338	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c) Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict us from paying cash dividends.

(d) Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market – Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2003 and all dividends were reinvested. The Company’s fiscal year ends on or about September 30 each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Microsemi Corporation, The NASDAQ Composite Index

And the NASDAQ Electronic Components Index

*	$100 invested on 9/28/2003 in stock or on 9/30/2003 in index – including reinvestment of dividends. Indexes calculated on month-end basis.

RECENT SALES OF UNREGISTERED SECURITIES

Inapplicable

ITEM 6.	MARKET SELECTED CONSOLIDATED FINANCIAL DATA

	For the five fiscal years in the period ended on or about September 28, 2008 (Amounts in thousands, except per share data)
	2008	2007	2006	2005	2004
Selected Income Statement Data:
Net sales	$514,067	$442,252	$370,477	$297,440	$244,805
Gross profit	$228,972	$181,038	$164,801	$125,692	$77,539
Operating expenses	$165,429	$159,850	$106,991	$84,410	$69,080
Net income	$49,654	$9,818	$35,665	$29,223	$5,636

Earnings per share:
Basic
Net income	$0.64	$0.13	$0.52	$0.47	$0.10

Diluted
Net income	$0.63	$0.13	$0.50	$0.45	$0.09

Weighted-average shares outstanding
Basic	77,292	74,027	68,887	61,639	59,168
Diluted	79,400	76,154	71,816	65,233	61,987

Selected Balance Sheet Data:
Working capital	$351,460	$267,671	$294,035	$179,943	$108,457
Total assets	$760,608	$637,280	$509,990	$300,581	$232,998
Long-term liabilities	$20,212	$6,630	$4,875	$3,617	$4,217
Stockholders’ equity	$673,170	$569,405	$453,127	$254,586	$184,877

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced throughout this Form 10-K, including but not limited to, factors under the heading, “Item 1A. Risk Factors” in Part I above. This Form 10-K must be read in its entirety.

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include defense, commercial air / satellite, industrial / semicap, medical, mobile / connectivity and notebook / LCD television / display.

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs as well as other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Over the last year our shipments of SLICs, motherboard LDOs and PWMs have become a less significant component, and our shipments of differentiated ASSPs, dual LDOs, switching regulators and power amplifiers have become a more significant component of our total sales. Our integrated circuit products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. Over the last year our shipments of traditional zener and voltage diodes products have become a less significant component and our shipments of transient suppressor diode products have become a more significant component of our total sales. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes (where we believe we are the leading supplier in that market), low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

•

Defense – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, and silicon-controlled rectifiers (“SCRs”). These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air / Satellite – Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial / Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•

Medical – Our medical products, which include zener diodes, high voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules, and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Mobile / Connectivity – Our mobile connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet (“PoE,”) a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode (“LED”) drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook / LCD TV/ Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (“CCFL”) controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

During the year ended September 28, 2008, we have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Production has been transferred between our facilities to share resources and technology, as well as to more efficiently produce our products. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same project, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

Restructuring and Severance Charges

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp. - Ireland (“Ireland”) in Ennis, Ireland.

In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $32,000 in additional severance and $1,345,000 for other restructuring related expenses. In fiscal year 2007, we recorded $309,000 in additional severance and $643,000 for other restructuring related expenses. In fiscal year 2008, we recorded $250,000 in additional severance. The increase in severance relates to additional payments expected to be made due to a closing schedule that extended beyond initial estimates. Other restructuring related expenses, primarily for travel, planning and equipment relocation, were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”).

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant resources and related expenses and employee reductions. Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield shipped approximately 4%, 3% and 4% of net sales in fiscal years 2006, 2007 and 2008, respectively. We currently anticipate that Broomfield will cease operations in fiscal year 2009.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,134	$—	$1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	$880	$—	$880
Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024
Provisions	250	—	250
Cash expenditures	(315)	—	(315)

Balance at September 30, 2008	$959	$—	$959

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp. – Power Products Group (“PPG”), in July 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year 2007, we recorded $289,000 in additional severance expense in accordance with SFAS 146 and $200,000 in lease termination fees. The lease termination was not contemplated at the time of the acquisition of PPG. There were no PPG facility closures in fiscal year 2008.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	$—	$356
Provisions	289	200	489
Cash expenditures	(645)	(200)	(845)

Balance at September 30, 2007	$—	$—	$—

In May 2007, we announced that that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

In fiscal year 2007, in accordance with SFAS 146, we recorded $940,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

In fiscal year 2008, we recorded restructuring expenses of $2,856,000. These expenses were for severance payments of approximately $1,537,000 related to reductions in force, of which $250,000 related to consolidation activities for the Broomfield facility noted above, and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reductions in force impacted approximately 100 employees, substantially all of whom were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $1,721,000, of which $315,000 related to consolidation activities for the Broomfield facility noted above, and are expected to continue through September 2009.

Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with SFAS 146, SFAS 112 or SFAS 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), as applicable.

Acquisitions

In the first quarter of fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the common stock of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. In the fourth quarter of fiscal year 2008, we acquired substantially all the assets of SEMICOA for approximately $28.7 million, including $26.7 million in cash consideration to SEMICOA and certain creditors, the assumption of approximately $1.2 million in liabilities, $0.6 million related to a lease agreement with a party related to SEMICOA shareholders and $0.2 million in estimated transaction fees and expenses. We funded these acquisitions with cash on hand. Other than a $0.4 million charge recorded in the first quarter of fiscal year 2008 for in process research and development, these transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the fiscal year ended September 28, 2008.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

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

Investment in Available for Sale Securities

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 28, 2008, our investment in auction rate securities consisted of auction rate preferred shares and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at September 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored.

We have entered into a settlement agreement with the financial institution where we hold our investments in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.5 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. Based on the “no net cost” loan feature of the settlement, we have the ability to convert the auction rate bonds to cash within our normal operating cycle, and as such, we have classified these investments in current assets.

Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At September 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, failure of the financial institution to perform, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to liquidate our investment in auction rate securities until after June 30, 2010 or at all.

At September 28, 2008, all of our marketable securities were classified as available-for-sale and accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings. If fair values were to decrease below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other-than-temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years; however, any unexpected significant adverse change in the financial position of any of our major customers or any group of customers could have a material adverse impact on the collectability of accounts receivable and future operating results.

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

An evaluation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” includes an analysis of estimated future undiscounted net cash flows that the assets are expected to generate over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will recognize an impairment loss which equals to the excess of the carrying value of the assets over the fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal year 2003, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, goodwill and other intangible assets with indefinite lives will no longer be amortized, while those intangible assets with known useful lives have continued to be amortized over their respective useful lives. At least annually, and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2008 and determined that no impairment existed.

Accounting for income taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2008 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flows.

Stock-based compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“FAS 123R”) to account for stock-based compensation under the modified prospective transition method. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is net of an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2007 COMPARED TO THE FISCAL YEAR 2008

Net sales increased $71.8 million or 16% from $442.3 million for fiscal year 2007 (“2007”) to $514.1 million for fiscal year 2008 (“2008”). Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for 2007 and 2008 is approximately as follows (amounts in thousands):

	2008	2007
Commercial Air / Satellite	$103,942	$86,084
Defense	167,737	138,225
Industrial / Semicap	39,674	53,413
Medical	67,264	57,442
Mobile / Connectivity	79,487	59,915
Notebook / LCD TV / Display	55,963	47,173

	$514,067	$442,252

Net sales in the commercial air / satellite end market increased $17.8 million from $86.1 million in 2007 to $103.9 million in 2008. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types to replace aging and less fuel-efficient models, as well as increased refurbishment programs. Additionally, we believe that there is demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

Net sales in the defense end market increased $29.5 million from $138.2 million in 2007 to $167.7 million in 2008. Net sales in this end market continued to be solid with high historical demand, increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on our backlog and anticipated increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

Net sales in the industrial / semicap market decreased $13.7 million from $53.4 million in 2007 to $39.7 million in 2008, with the decrease primarily attributable to a decrease in sales for use in semicap applications. Net sales in our fiscal fourth quarter grew modestly, due to higher sales of industrial applications. We believe this market will be stable in the upcoming quarters with emerging alternative energy applications contributing to potential growth.

Net sales in the medical end market increased $9.9 million, from $57.4 million in 2007 to $67.3 million in 2008. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. We received a large purchase order related to implantable medical components that we expect to fill over approximately the twelve months of fiscal year 2009 that will contribute to growth in this end market. Based on our current bookings, we expect continuing strength in the implantable medical business in upcoming quarters.

Net sales in the mobile / connectivity end market increased $19.6 million, from $59.9 million in 2007 to $79.5 million in 2008. Net sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of 2007. We expect to see strong demand for our WLAN power amplifier products, especially with the ongoing ramp up of 802.11n networking solutions and an increase in our customer base. However, as enterprise demand has waned in the current economic environment, net sales of power-over-ethernet products are expected to decline and contribute to lower net sales in the upcoming quarters.

Net sales in the notebook / LCD television / display end market increased $8.8 million, from $47.2 million in 2007 to $56.0 million in 2008. Compared to 2007, we gained market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We also saw strong interest in our next generation backlighting solutions and notebook design wins. LCD TV remains the largest component of this end market and leading LCD TV manufacturers and panel suppliers have noted slowing demand. In total, we expect a decline in this end market in the upcoming quarters.

We believe an estimated breakout of net sales by originating geographic area for 2007 and 2008 is approximately as follows (amounts in thousands):

	2008	2007
United States	$223,690	$247,636
Europe	129,605	57,964
Asia	160,772	136,652

Total	$514,067	$442,252

Between fiscal years 2007 and 2008, net sales originating from the United States decreased $23.9 million while net sales originating from Europe and Asia increased $71.6 million and $24.1 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, Ltd., which we acquired in the second quarter of 2007.

Gross profit increased $48.0 million, from $181.0 million (40.9% of sales) for 2007 to $229.0 million (44.5% of sales) for 2008. The increase in gross profit was due to higher sales. Gross profit percentage increased primarily due to progress in our facility rationalization, which has reallocated production, particularly to our Ireland manufacturing facility, based on manufacturing costs, efficiencies and capabilities at each of our facilities.

Selling, general and administrative expenses increased $17.4 million from $87.9 million for 2007 to $105.3 million for 2008. The changes were an $11.0 million increase in stock based compensation and a $6.4 million increase primarily related to higher selling costs to support increased sales.

Research and development expense increased $2.8 million from $42.2 million in 2007 to $45.0 million in 2008, primarily due to the addition of research and development expense incurred at PowerDsine. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

We incurred a $20.9 million charge from the PowerDsine acquisition in 2007 and $15.3 million charge from the PPG acquisition in 2006 for in-process research and development (“IPR&D”). We incurred a further IPR&D charge of $0.4 million in 2008 related to our acquisition of Microwave Device Technology Corporation. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

The IPR&D projects associated with the PowerDsine acquisition were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine’s management provided a revenue forecast for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depends on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 14.6%, two percentage points higher than the PowerDsine’s cost of capital.

Interest expense was $0.7 million lower in 2008 versus 2007. In 2007, we incurred interest expense on borrowings from our credit facility for temporary funding of the PowerDsine acquisition. Interest income was $1.8 million lower in 2008 versus 2007 primarily due to lower interest rates earned on our investments.

The effective income tax rate was 61.2% in 2007, primarily due to the non-deductibility of acquisition-related charges such as in-process research and development and other transactions related to the PowerDsine acquisition. These charges increased the income tax rate by 31.9 percentage points. The effective income tax rate was 25.3% in 2008. The 2008 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

In 2008, we financed our operations with cash from operations.

Net cash provided by operating activities increased $69.2 million from $22.6 million in 2007 to $91.8 million in 2008. Significant factors that increased net cash provided by operating activities included higher net income of $39.8 million, which included a higher stock based compensation charge of $11.5 million, and lower gain on disposition of assets of $4.3 million, offset by lower charges for in process research and development of $20.5 million. In addition, net cash from operating activities increased $9.3 million due higher accounts payable and accrued liabilities, $16.7 million due to lower inventories, $15.9 million due to higher long-term liabilities primarily related to FIN 48, $3.2 million due to higher income taxes payable and $2.7 million due to lower other current assets, and decreased $10.7 million due to higher accounts receivable, $3.2 million due to lower deferred income taxes.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 28, 2008, our investment in auction rate securities consisted of auction rate preferred shares and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at September 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored and there is currently no active secondary market. We have entered into a settlement agreement with the financial institution where we hold our investments in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.5 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. Based on the “no net cost” loan feature of the settlement, we have the ability to convert the auction rate bonds to cash within our normal operating cycle, and as such, we have classified these investments in current assets.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to liquidate our investment in auction rate securities until after June 30, 2010 or at all.

Accounts receivable increased $22.5 million from $81.0 million at September 30, 2007 to $103.5 million at September 28, 2008. The increase in receivables was due primarily to an increase in net sales.

Inventories increased $6.7 million from $115.0 million at September 30, 2007 to $121.7 million at September 28, 2008. Inventories increased primarily due to higher inventory levels to support higher net sales, offset by the filling of backlog on high-reliability parts and improvements in operational efficiencies.

Current liabilities increased $6.0 million from $61.2 million at September 28, 2007 to $67.2 million at September 28, 2008 primarily due to a $3.5 million increase in accounts payable, a $1.8 million in accrued payroll, and a $0.9 million increase in accrued restructuring.

Net cash used in investing activities was $105.7 million for 2007 and $123.2 million for 2008, respectively. Net cash used in investing activities in 2007 primarily consisted of $157.3 million of PowerDsine acquisition costs, net of cash acquired, purchases of property and equipment for $18.7 million, changes in other assets of $4.0 million, including the transfer of $3.1 million into an escrow account related to converted unvested PowerDsine restricted share awards, partially offset by $63.0 million from the sale of investments in available for sale securities and $11.2 million from the sale of property, plant and equipment. Net cash used in investing activities in 2008 primarily consisted of a net investment in available for sale securities of $62.0 million, purchases of property and equipment for $25.2 million and payments of $35.7 million related to the acquisition of substantially all the assets of SEMICOA and Microwave Device Technology Corporation and all the outstanding shares of TSI Microelectronics Corporation. Purchases of property and equipment increased $6.5 million primarily due an expansion at our Ireland facility.

Net cash provided by financing activities was $25.4 million and $30.9 million in 2007 and 2008, respectively. Net cash provided by financing activities in 2007 consisted primarily of $21.5 million in proceeds from stock option exercises and $3.9 million in excess tax benefits from stock awards. Net cash provided by financing activities in 2008 consisted of $26.0 million in proceeds from stock option exercises and $3.9 million in excess tax benefits from stock awards.

We had $107.7 million and $107.2 million in cash and cash equivalents at September 30, 2007 and September 28, 2008, respectively.

Current ratios were 5.4 to 1 and 6.2 to 1 at September 30, 2007 and September 28, 2008, respectively.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of September 28, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and current limitations on available amounts of borrowings. As of September 28, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

As of September 28, 2008, we had no material commitments for capital expenditures.

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments, excluding accrued taxes related to FIN 48, as of September 28, 2008:

	Payments due by period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,319	$331	$687	$614	$5,266	$(3,579)
Operating leases	18,799	5,831	7,392	3,068	2,508	—
Purchase obligations	32,359	25,012	6,936	411	—	—
Other long-term liabilities	4,948	75	791	104	3,978	—

Total	$59,425	$31,249	$15,806	$4,197	$11,752	$(3,579)

Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

We adopted the provisions of FIN 48 on October 1, 2007. As of September 28, 2008, we recorded $12.4 million in long-term liabilities for accrued taxes related to uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the FIN 48 liability has not been included in the contractual obligations table.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2006 COMPARED TO THE FISCAL YEAR 2007

Net sales increased $71.8 million or 19% from $370.5 million for fiscal year 2006 (“2006”) to $442.3 million for fiscal year 2007 (“2007”). Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for 2006 and 2007 is approximately as follows (amounts in thousands):

	2007	2006
Commercial Air / Satellite	$86,084	$82,579
Defense	138,225	117,738
Industrial / Semicap	53,413	39,011
Medical	57,442	39,752
Mobile Connectivity	59,915	34,195
Notebook / LCD TV / Display	47,173	57,202

	$442,252	$370,477

Sales in the commercial air / satellite end market increased $3.5 million from $82.6 million in 2006 to $86.1 million in 2007. The increase was driven by strong demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft.

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

Sales in the medical end market increased $17.6 million, from $39.8 million in 2006 to $57.4 million in 2007. The full year contributions of PPG in 2007 from MRI sales and an improving defibrillator business were the primary drivers for this increase. Increasing functionality and device integration in the implantable medical devices such as defibrillators and pacemakers have resulted in increases in both dollars per unit and unit content per device.

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

The effective tax rates were 43.0% and 61.2% for 2006 and 2007, respectively. The increase in the effective tax rate was primarily attributable to non-deductible charges related to the PPG acquisition. The non-deductible in-process research and development charge of $15.3 million related to the PPG acquisition had an 8.6 percentage point impact to our effective tax rate while the expiration of the research and development tax credit had an additional 0.9 percentage point impact. We also had increased taxable income in higher tax rate jurisdictions.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007 and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS 157, FSP 157-1, FSP 157-2 and FSP 157-3.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS 159.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141(R), “Business Combinations,” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact on our financial disclosure of SFAS 161.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective as of the beginning of an entity’s first fiscal period that begins after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of FAS 142-3.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact of SFAS 162.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 28, 2008, our investment in auction rate securities consisted of auction rate preferred shares and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at September 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored.

We have entered into a settlement agreement with the financial institution where we hold our investments in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.5 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. Based on the “no net cost” loan feature of the settlement, we have the ability to convert the auction rate bonds to cash within our normal operating cycle, and as such, we have classified these investments in current assets.

Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At September 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, failure of the financial institution to perform, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to liquidate our investment in auction rate securities until after June 30, 2010 or at all.

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

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of September 28, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and current limitations on available amounts of borrowings. As of September 28, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

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

The Revolving Credit Agreement is unsecured, which means that each of our assets is not subject to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp. – Power Products Group, Microsemi Corp. – Integrated Products, Microsemi Corp. – Massachusetts and Microsemi Corp. – Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	48

	Consolidated Balance Sheets at September 30, 2007 and September 28, 2008	49

	Consolidated Income Statements for each of the three fiscal years in the period ended September 28, 2008	50

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 28, 2008	51

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 28, 2008	52

	Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedule

	Schedule for the fiscal years ended October 1, 2006, September 30, 2007 and September 28, 2008.

	II—Valuation and Qualifying Accounts	80

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders

of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, for the year ended September 28, 2008, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, CA

November 21, 2008

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 28, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$107,197	$107,685
Investment in available for sale securities	62,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,424 at September 30, 2007 and $1,731 at September 28, 2008	103,467	81,035
Inventories	121,726	115,038
Deferred income taxes	13,375	14,315
Other current assets	10,921	10,843

Total current assets	418,686	328,916
Property and equipment, net	78,589	68,846
Deferred income taxes	6,456	742
Goodwill	201,183	177,668
Intangible assets, net	49,242	54,714
Other assets	6,452	6,394

TOTAL ASSETS	$760,608	$637,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,425	$25,923
Accrued liabilities	37,395	34,598
Current maturity of long-term liabilities	406	724

Total current liabilities	67,226	61,245

Long-term liabilities	20,212	6,630

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; issued and outstanding 77,154 and authorized 100,000 at September 30, 2007 and issued and outstanding 79,797 and authorized 250,000 September 28, 2008, respectively	15,959	15,431
Capital in excess of par value of common stock	483,233	429,277
Retained earnings	173,498	124,257
Accumulated other comprehensive income	480	440

Total stockholders’ equity	673,170	569,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,608	$637,280

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For each of the three fiscal years in the period ended September 28, 2008

(amounts in thousands, except earnings per share)

	2008	2007	2006
Net sales	$514,067	$442,252	$370,477
Cost of sales	285,095	261,214	205,676

Gross profit	228,972	181,038	164,801

Operating expenses:
Selling and general and administrative	105,297	87,904	60,354
In-process research & development	440	20,940	15,300
Amortization of intangible assets	11,828	11,890	3,850
Research and development costs	45,008	42,163	25,030
Restructuring charges	2,856	1,098	2,444
(Gain) loss on dispositions of operating assets, net	—	(4,145)	13

Total operating expenses	165,429	159,850	106,991

Operating income	63,543	21,188	57,810

Other income (expenses):
Interest expense	(214)	(943)	(162)
Interest income	3,414	5,153	4,922
Other, net	(272)	(69)	7

Total other income	2,928	4,141	4,767

Income before income taxes	66,471	25,329	62,577
Provision for income taxes	16,817	15,511	26,912

Net income	$49,654	$9,818	$35,665

Earnings per share:
Basic	$0.64	$0.13	$0.52

Diluted	$0.63	$0.13	$0.50

Weighted-average common shares outstanding:
Basic	77,292	74,027	68,887

Diluted	79,400	76,154	71,816

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended September 28, 2008

(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 2, 2005	63,504	$12,702	$163,134	$78,774	($24)	$254,586
Proceeds from exercise of stock options	3,204	641	25,977	—	—	26,618
Shares exchanged for options exercised	(31)	(6)	(872)	—	—	(878)
Issuance of stock related to an acquisition	4,895	979	118,978	—	—	119,957
Tax benefit – stock-based compensation	—	—	15,507	—	—	15,507
Stock-based compensation	—	—	1,574	—	—	1,574
Comprehensive income	—	—	—	35,665	98	35,763

Balance at October 1, 2006	71,572	$14,316	$324,298	$114,439	$74	$453,127

Proceeds from exercise of stock options	2,536	507	21,932	—	—	22,439
Shares exchanged for options exercised	(45)	(8)	(953)	—	—	(961)
Issuance of stock related to an acquisition	3,091	616	68,248	—	—	68,864
Tax benefit – stock-based compensation	—	—	6,254	—	—	6,254
Stock-based compensation	—	—	9,498	—	—	9,498
Comprehensive income	—	—	—	9,818	366	10,184

Balance at September 30, 2007	77,154	$15,431	$429,277	$124,257	$440	$569,405

Proceeds from exercise of stock options	2,658	531	25,832	—	—	26,363
Shares exchanged for options exercised	(15)	(3)	(325)	—	—	(328)
Tax benefit – stock-based compensation	—	—	7,903	—	—	7,903
Stock-based compensation	—	—	20,546	—	—	20,546
Cumulative impact of the adoption of FIN 48	—	—	—	(413)	—	(413)
Comprehensive income	—	—	—	49,654	40	49,694

Balance at September 28, 2008	79,797	$15,959	$483,233	$173,498	$480	$673,170

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended September 28, 2008

(amounts in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$49,654	$9,818	$35,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,840	27,047	16,527
Provision for doubtful accounts	307	2,002	370
(Gain) loss on disposition of assets	143	(4,145)	—
In process research and development	440	20,940	15,300
Manufacturing profit in acquired inventory	—	—	4,115
Deferred income taxes	(4,775)	(1,562)	(2,991)
Charge for stock based compensation	20,973	9,497	1,574
Change in assets and liabilities (net of acquisition):
Accounts receivable	(19,722)	(9,029)	(7,849)
Inventories	(4,134)	(20,807)	(18,697)
Other current assets	(37)	(2,721)	(420)
Other assets	208	—	(13)
Accounts payable	2,983	3,599	923
Accrued liabilities	101	(9,778)	(13)
Income taxes payable	—	(3,188)	5,948
Other long-tem liabilities	16,812	909	—

Net cash provided by operating activities	91,793	22,582	50,439

Cash flows from investing activities:
Purchases of property and equipment	(25,202)	(18,725)	(13,857)
Sale of short term investments	—	63,045	16,951
Purchases of available for sale securities	(62,875)	—	—
Proceeds from sale of available for sale securities	875	—	—
Proceeds from sales of property, plant and equipment	—	11,241	—
Acquisition of certain business assets and businesses, net of cash acquired	(35,681)	(157,305)	(24,033)
Changes in other assets	(333)	(3,989)	2,386

Net cash used in investing activities	(123,216)	(105,733)	(18,553)

Cash flows from financing activities:
Payments of long-term liabilities	—	—	(160)
Borrowings from loan facility	981	—	—
Excess tax benefit from options	3,916	3,943	9,799
Exercise of employee stock options	26,038	21,478	25,741

Net cash provided by financing activities	30,935	25,421	35,380

Net increase (decrease) in cash and cash equivalents	(488)	(57,730)	67,266
Cash and cash equivalents at beginning of year	107,685	165,415	98,149

Cash and cash equivalents at end of year	$107,197	$107,685	$165,415

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$214	$943	$162
Income taxes	$3,536	$16,319	$13,897

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include defense, commercial air / satellite, industrial / semicap, medical, mobile connectivity and notebook, LCD television and displays.

On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation (“APT”), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on or prior to March 23, 2006 (as so amended, the “APT Merger Agreement”). We completed the acquisition of APT on April 28, 2006 and subsequently renamed APT, Microsemi Corp. – Power Products Group (“PPG”).

On October 24, 2006, we entered into a definitive agreement and plan of merger with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. We completed the merger on January 9, 2007 and subsequently renamed PowerDsine Ltd., Microsemi Corp. - Analog Mixed Signal Group, Ltd. (“AMSGL”).

In the first quarter of fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and the outstanding shares of TSI Microelectronics Corporation. In the fourth quarter of fiscal year 2008, we acquired substantially all of the assets of SEMICOA. We have substantially integrated the assets or businesses from these acquisitions into our operations in Massachusetts.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on October 1, 2006, September 30, 2007 and September 28, 2008 consisted of fifty-two weeks.

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

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, investment in marketable securities, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity or ability for us to convert them into cash. The carrying value of our long-term liabilities at September 30, 2007 and September 28, 2008 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Investment in Available for Sale Securities

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 28, 2008, our investment in auction rate securities consisted of auction rate preferred shares and auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at September 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security. While some issuers of auction rate securities have announced intentions to call these securities at par plus accrued interest, there remains a high degree of uncertainty as to when complete liquidity may be restored.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into a settlement agreement with the financial institution where we hold our investments in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.5 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. Based on the “no net cost” loan feature of the settlement, we have the ability to convert the auction rate bonds to cash within our normal operating cycle, and as such, we have classified these investments in current assets.

Should credit market disruptions continue or increase in magnitude, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. At September 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by factors including, but not limited to, failure of the financial institution to perform, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.6 million would occur.

While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to liquidate our investment in auction rate securities until after June 30, 2010 or at all.

At September 28, 2008, all of our marketable securities were classified as available-for-sale and accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income unless the decline in the fair values is below cost and deemed to be other-than-temporary, in which case the adjustment is recorded to earnings. If fair values were to decrease below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other-than-temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are required by FAS 142 to reassess goodwill annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to record a charge to income if an impairment has been incurred. We performed our annual review for goodwill impairment in the fourth quarter of fiscal year 2008 and determined that no impairment existed.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our business with customers whose principal sales are to the U.S. Government or to subcontractors whose sales are to the U.S. Government was approximately one-third of total net sales in fiscal year 2008. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act.

In addition, net sales to foreign customers represented approximately one-third of net sales for fiscal years 2006, 2007 and 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Beginning in fiscal year 2006, we adopted FAS 123R under the modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results were not restated.

Accounting For Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective October 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2008 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flows.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income, the change of the cumulative foreign currency translation adjustment and for the fiscal year ended September 28, 2008, a $413,000 reduction in comprehensive income as a result of applying the provisions of FIN 48. Accumulated other comprehensive income consists solely of the cumulative foreign currency translation adjustment.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods.

Earnings per share for the fiscal years 2006, 2007 and 2008 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2008	2007	2006
BASIC
Net income	$49,654	$9,818	$35,665

Weighted-average common shares outstanding	77,292	74,027	68,887

Basic earnings per share	$0.64	$0.13	$0.52

DILUTED
Net income	$49,654	$9,818	$35,665

Weighted-average common shares outstanding for basic	77,292	74,027	68,887
Dilutive effect of stock options	2,108	2,127	2,929

Weighted-average common shares outstanding on a diluted basis	79,400	76,154	71,816

Diluted earnings per share	$0.63	$0.13	$0.50

Approximately 1,189,000, 4,171,000 and 6,881,000 options in 2006, 2007 and 2008, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1, “Application of

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007 and interim periods within those years (our fiscal year 2009). We are currently evaluating the impact of SFAS 157, FSP 157-1, FSP 157-2 and FSP 157-3.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal year 2009). We are currently evaluating the impact of SFAS 159.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141(R), “Business Combinations,” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact on our financial position of SFAS 161.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective as of the beginning of an entity’s first fiscal period that begins after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the impact of FAS 142-3.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact of SFAS 162.

2.	INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	September 28, 2008	September 30, 2007
Raw materials	$35,693	$42,524
Work in progress	59,434	44,467
Finished goods	26,599	28,047

	$121,726	$115,038

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	September 28, 2008	September 30, 2007
Buildings	20-40 years	$36,946	$33,968
Property and equipment	3-10 years	122,153	104,230
Furniture and fixtures	5-10 years	3,556	3,244
Leasehold improvements	Shorter of asset life or life of lease	19,300	14,818

		181,955	156,260
Accumulated depreciation		(108,971)	(98,776)
Land		2,363	2,363
Construction in progress		3,242	8,999

		$78,589	$68,846

Depreciation expense was $12,678,000, $15,158,000 and $17,012,000 in fiscal years 2006, 2007 and 2008, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS, NET:

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 28, 2008		September 30, 2007		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$66,034	$(24,818)	$62,663	$(14,794)	2 to 15
Customer relationships	7,555	(2,156)	6,390	(1,379)	4 to 15
Backlog	3,240	(1,744)	3,450	(3,095)	1 to 2
Other	1,740	(609)	2,228	(749)	5

	$78,569	$(29,327)	$74,731	$(20,017)

Non-amortizing intangible assets
Goodwill	$201,183		$177,668

During fiscal year 2007, goodwill increased $129,993,000 as a result of our acquisition of AMSGL and decreased $3,871,000 primarily as a result of the reversal of income tax valuation allowances established in connection with the AMSGL and PPG acquisitions and the tax benefit from the exercise of vested options assumed in the AMSGL and PPG acquisitions. During fiscal year 2008, goodwill increased related to our acquisitions of SEMICOA, Microwave Device Technology Corporation and TSI Microelectronics Corporation in the amounts of $21,974,000, $1,697,000 and $442,000, respectively. Goodwill decreased $598,000 related to the revaluation of an acquired income tax valuation allowance of deferred tax assets and from tax benefits recorded on exercises of options vested at the time of acquisition.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets in fiscal years 2006, 2007 and 2008 was $3,850,000, $11,890,000 and $11,828,000, respectively. Estimated amortization in each of the five succeeding years is as follows (amounts in thousands):

	Fiscal Year
	2009	2010	2011	2012	2013
Amortization expense	$11,210	$11,108	$7,712	$5,680	$5,593

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	September 28, 2008	September 30, 2007
Payroll, bonus, vacation, sick and other employee benefits	$20,655	$18,496
Restructuring	1,949	1,024
Other	14,791	12,903

	$37,395	$34,598

6.	INCOME TAXES

Pretax income was taxed under the following jurisdictions (amounts in thousands):

	For each of the three fiscal years in the period ended on or about September 28, 2008
	2008	2007	2006
Domestic	$14,370	$37,929	$58,946
Foreign	52,101	(12,600)	3,631

Total	$66,471	$25,329	$62,577

The provision for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended on or about September 28, 2008
	2008	2007	2006
Current:
Federal	$12,292	$13,162	$26,198
State	3,260	2,401	2,954
Foreign	6,040	1,510	751
Deferred	(4,775)	(1,562)	(2,991)

	$16,817	$15,511	$26,912

We have federal and state net operating losses acquired with PPG of approximately $2,867,000 that begin expiring in 2020, foreign NOLs of approximately $48,096,000, state research and experimentation credits of approximately $5,236,000 and enterprise zone credits of approximately $160,000 that have an indefinite carry forward, and other state tax credits of approximately $167,000 that begin expiring in 2009. A valuation allowance of $3,963,000 has been set up against a portion of the state tax credit carryforwards.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have provided a valuation allowance of approximately $11,254,000 as of September 28, 2008 on all of our net deferred tax assets related to AMSGL as we have determined that it was more likely than not that the deferred tax assets would not be realized. Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and related interpretations, future period reductions to the valuation allowance related to AMSGL’s deferred tax assets that existed as of the date of acquisition are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. Effective at the start of our fiscal year 2010, SFAS 141R provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

The utilization of the NOLs acquired with APT will be subject to limitations due to the ownership change. At this time, based upon the purchase price of APT, we do not believe that these limitations will affect the utilization of the NOLs.

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At September 30, 2007 and September 28, 2008, these undistributed earnings aggregated approximately $36,328,000 and $94,700,000, respectively.

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended September 28, 2008
	2008	2007	2006
Tax computed at federal statutory rate	$23,264	$8,864	$21,902
State taxes, net of federal impact	1,947	1,105	2,366
Foreign income taxed at different rates	(11,742)	1,159	(573)
Tax credits	(512)	(3,898)	(1,356)
Stock award compensation	3,183	2,342	206
In process research and development	—	6,073	5,355
Accrued taxes	1,022	—	—
Other differences, net	(345)	(134)	(988)

	$16,817	$15,511	$26,912

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	September 28, 2008	September 30, 2007
Accounts receivable, net	$1,939	$2,103
Inventories	8,392	7,952
Accrued employee benefit expenses	2,164	2,219
Net operating losses	13,085	14,052
Tax credits	4,078	3,828
Accrued other expenses	2,590	2,510
Deferred equity compensation	7,069	3,065
Property and equipment, net	435	—
Other assets	2,895	906

Total deferred tax assets	42,647	36,635

Intangible assets	(8,985)	(11,090)
Property and equipment, net	—	(328)

Total deferred tax liabilities	(8,985)	(11,418)

Less valuation allowance	(13,831)	(10,160)

	$19,831	$15,057

We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5,308,000 increase to the liability for unrecognized tax benefits, which was accounted for as a net $413,000 reduction to the October 1, 2007 balance of retained earnings. As of the adoption date, the Company had estimated accrued interest and penalties related to the unrecognized tax benefits of $1,470,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

September 28, 2008
Gross unrecognized tax benefits at September 30, 2007	$12,713
Additions based on tax positions related to the current year	2,532
Additions based on tax positions of prior years	1,541
Reductions for tax positions for prior years	(3,967)

Gross unrecognized tax benefit at September 28, 2008	$12,819

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the year ended September 28, 2008, the Company recognized approximately $1,054,000 in interest and penalties.

Substantially all the unrecognized tax benefits of $12,819,000 at September 28, 2008 would impact the effective tax rate if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flows.

7.	LONG-TERM LIABILITIES

Long-term liabilities consisted of (amounts in thousands):

	September 28, 2008	September 30, 2007
Capital leases	$3,319	$3,218
Other long-term liabilities:
Accrued taxes	12,351	—
Severance	3,725	2,866
Environmental	357	1,025
Other	866	245

Total long-term liabilities	20,618	7,354
Current portion	(406)	(724)

Long-term portion	$20,212	$6,630

We lease a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease with terms ranging from three to seven years. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include severance, environmental reserves and supplemental retirement benefits.

Payments for capital lease obligations and other long-term liabilities, including the current portion, that are due in each of five succeeding years are as follows, (amounts in thousands):

	Fiscal Year
	2009	2010	2011	2012	2013
Capital leases	$331	$344	$343	$305	$309
Other long-term liabilities	75	735	56	48	56

Total	$406	$1,079	$399	$353	$365

As of September 28, 2008, we recorded $12,351,000 in long-term liabilities for accrued taxes related to uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the FIN 48 liability has not been included in the payment table.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of September 28, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million outstanding in the form of a letter of credit, and $57.6 million available for borrowing under the Revolving Credit Agreement. The Revolving

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and current limitations on available amounts of borrowings. As of September 28, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

8.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock Based Compensation

In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The 2008 Plan replaced the 1987 Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of 4,063,000 shares of the Company’s common stock, for delivery under awards that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an “Award”). The shares of common stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

The share limit under the 2008 Plan increases on the first day of each year for the first five consecutive years, by an amount equal to the lesser of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7,500,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect to any “Full-Value Award” granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. “Full-Value Award” means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

Beginning in fiscal year 2006, we adopted FAS 123R under the modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated. In the years ended September 28, 2008, September 30, 2007, and October 1, 2006, operating income decreased by $20,973,000, $9,497,000 and $1,574,000, respectively, net income decreased by $16,126,000, $8,749,000 and $1,214,000, respectively, basic earnings per share decreased by $0.21, $0.12 and $0.02, respectively, and diluted earnings per share decreased $0.20, $0.11 and $0.02, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
Fiscal Year Ended		Exercise Price	Fair Value
September 28, 2008
Option grants	2,295,340	$26.76	$7.57	3.6%	0.0%	2.7	38.3%
Restricted stock award	515,672		$28.40
September 30, 2007
Option grants	2,893,700	$19.26	$6.41	4.5%	0.0%	3.0	41.2%
Restricted stock award	100,000		$20.99
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.0%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,505		$17.88
October 2, 2006
Option grants	816,565	$26.19	$9.86	4.9%	0.0%	3.2	46.8%
Converted PPG options	568,363	$17.51	$12.01	4.9%	0.0%	1.2	31.6%

Options and restricted stock awards are granted at a price equal to the closing price of our common stock on the date of the grant and are subject to forfeiture if employment terminates.

Converted PowerDsine options and restricted stock awards were issued in connection with the acquisition of PowerDsine, Ltd. Each PowerDsine restricted stock award was converted into 0.1498 Microsemi restricted stock awards which were valued at $17.88 per award and $8.25 in cash. The cash component is payable upon the vesting of the related reward. Compensation expense related to the vesting of the cash component during fiscal year 2008 and 2007 was $620,000 and $500,000, respectively.

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

Activity and price information related to stock options are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding October 1, 2006	10,077,180	$17.06
Granted or Converted	4,707,260	15.58
Exercised	(2,535,722)	8.84
Expired or Canceled	(440,355)	21.96

Outstanding September 30, 2007	11,808,363	$18.05
Granted	2,295,340	26.76
Exercised	(1,993,554)	13.22
Expired or Canceled	(338,099)	23.97

Outstanding September 28, 2008	11,772,050	$20.39
Vested	7,387,966	$18.96
Unvested	4,384,084	$22.81

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options exercisable under the Plan were 9,420,103, 8,322,940 and 7,387,966 at October 1, 2006, September 30, 2007 and September 28, 2008, respectively, at weighted-average exercise prices of $16.43, $17.45 and $18.96, respectively.

The total intrinsic value of options exercised during the fiscal years ended October 1, 2006, September 30, 2007 and September 28, 2008 was approximately $62,693,000, $31,329,000 and $24,145,000, respectively.

At October 1, 2006, the intrinsic value and average remaining life were $46,626,000 and 7.6 years for outstanding options and $46,314,000 and 7.6 years for unvested options. At September 30, 2007, the intrinsic value and average remaining life were $116,712,000 and 6.4 years for outstanding options and $33,085,000 and 5.7 years for unvested options. At September 28, 2008, the intrinsic value and average remaining life were $78,853,000 and 5.4 years for outstanding options and $24,501,000 and 4.8 years for unvested options.

Activity and price information related to restricted stock awards are as follows:

	Restricted Stock Awards	Weighted- Average Grant Price
Outstanding October 1, 2006	—	$—
Granted or Converted	156,505	19.87
Vested	(4,422)	17.88
Expired or Canceled	(2,352)	17.88

Outstanding and Unvested September 30, 2007	149,731	$19.96
Granted	515,672	28.40
Vested	(70,233)	24.57
Expired or Canceled	(1,641)	17.88

Outstanding and Unvested September 28, 2008	593,529	$26.75

During the third quarter of 2007, we granted one new restricted stock award consisting of 100,000 shares that vest after two years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable. The remaining 56,505 restricted share awards granted in 2007 were converted in connection with the acquisition of PowerDsine. During the fiscal year ended September 28, 2008, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant, 16,667 shares with restrictions that lapse annually in nearly equal amounts over two years, 175,000 shares with restrictions that lapse in the amounts of 50,000 after one year, 100,000 after two years and 175,000 after three years and 275,005 shares with restrictions that lapse annually in nearly equal amounts over three years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable. There were no restricted stock awards granted prior to October 1, 2006.

At September 28,2008, unamortized compensation expense related to unvested options and restricted stock awards, net of forfeitures, was approximately $29,225,000. The weighted average period over which compensation expense related to these grants will be recognized is 1.4 years.

Remaining shares available for grant at October 1, 2006, September 30, 2007 and September 28, 2008 under the Plan were 2,833,000, and 3,145,000 and 3,061,000, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Bonus Plan

Our Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $7,250,000, $7,340,000 and $8,141,000 in fiscal years 2006, 2007 and 2008, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. We are committed to match 100% of the first 3% and 50% of the next 2% of an employee’s contribution. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We do not match this supplemental contribution. We contributed $1,893,000, $2,566,000 and $3,114,000 to this plan during fiscal years 2006, 2007 and 2008, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee’s salaries. Included in other long-term liabilities at September 30, 2007 and September 28, 2008 were $245,000 and $202,000, respectively, related to our estimated liability under the plan. All participants in this plan have retired from the Company.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2017. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

Payments due by period
Total	2009	2010	2011	2012	2013	Thereafter
$18,799	$5,831	$4,942	$2,450	$1,742	$1,326	$2,508

Lease expense charged to income was $3,796,000, $5,986,000 and $5,769,000 in fiscal years 2006, 2007 and 2008, respectively. Lease expense increased between 2006 and 2007 primarily due to the acquisition of PPG and AMSGL.

Purchase Obligations

We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

Payments due by period
Total	2009	2010	2011	2012	2013	Thereafter
$32,359	$25,012	$6,015	$921	$411	$—	$—

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, inter alia, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case and discovery has commenced and must be completed by the end of January 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we believe that there might be a possibility for exposure and have provided for the estimated potential loss, in accordance with SFAS 5, “Accounting for Contingencies.”

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003. The agreement requires us to set up a claim payment fund of $60,000 and to obtain a letter of credit of $400,000 for this fund. Accrued workers’ compensation liability was $852,000 and $848,000 at September 30, 2007 and September 28, 2008, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Restructuring and Severance Charges

In April 2005, we announced 1) the consolidation of operations in Broomfield, Colorado (“Broomfield”) into other Microsemi facilities and 2) the closure of the manufacturing operations of Microsemi Corp. - Ireland (“Ireland”) in Ennis, Ireland.

In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. In fiscal year 2006, we recorded $32,000 in additional severance and $1,345,000 for other restructuring related expenses. In fiscal year 2007, we recorded $309,000 in additional severance and $643,000 for other restructuring related expenses. In fiscal year 2008, we recorded $250,000 in additional severance. The increase in severance relates to additional payments expected to be made due to a closing schedule that extended beyond initial estimates. Other restructuring related expenses, primarily for travel, planning and equipment relocation, were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”).

The consolidation of Broomfield is expected to result, subsequent to its completion, in annual cost savings of $5.0 million to $7.0 million from the elimination of redundant resources and related expenses and employee reductions. Costs associated with the consolidation of Broomfield are estimated to range from $6.0 million to $8.0 million, excluding any gain or loss from future dispositions of the plant and property. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield shipped approximately 4%, 3% and 4% of net sales in fiscal years 2006, 2007 and 2008, respectively. We currently anticipate that Broomfield will cease operations in fiscal year 2009.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 2, 2005	$1,134	$—	$1,134
Provisions	32	1,345	1,377
Cash expenditures	(286)	(1,345)	(1,631)

Balance at October 1, 2006	$880	$—	$880

Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024

Provisions	250	—	250
Cash expenditures	(315)	—	(315)

Balance at September 30, 2008	$959	$—	$959

In February 2006, Advanced Power Technology, Inc. (“APT”) announced the planned closure of its facility in Montgomeryville, Pennsylvania and the relocation of remaining manufacturing activities to its Santa Clara, California facility. Microsemi acquired APT, which was renamed Microsemi Corp. - Power Products Group (“PPG”), in July 2006 and determined that the fair value of the restructuring liability at the time of acquisition was $182,000. We did not substantially modify the restructuring plan subsequent to the acquisition. In fiscal year

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, we recorded $289,000 in additional severance expense in accordance with SFAS 146 and $200,000 in lease termination fees. The lease termination was not contemplated at the time of the acquisition of PPG. There were no PPG facility closures in fiscal year 2008.

The following table reflects restructuring activities at PPG and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$356	—	$356
Provisions	289	200	489
Cash expenditures	(645)	(200)	(845)

Balance at September 30, 2007	$—	$—	$—

In May 2007, we announced that that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

In fiscal year 2007, in accordance with SFAS 146, we recorded $940,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

In fiscal year 2008, we recorded restructuring expenses of $2,856,000. These expenses were for severance payments of approximately $1,537,000 related to reductions in force, of which $250,000 related to consolidation activities for the Broomfield facility noted above, and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the Company. The reductions in force impacted approximately 100 employees, substantially all of whom were in manufacturing departments at our various facilities. Severance payments related to these actions totaled approximately $1,721,000, of which $315,000 related to consolidation activities for the Broomfield facility noted above, and are expected to continue through September 2009.

Other consolidation associated costs such as inventory, workforce reduction, relocation and reorganization charges have been and will be reported, when incurred, as restructuring costs in accordance with SFAS 146, SFAS 112 or SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), as applicable.

11.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air/satellite, defense, industrial/semicap, medical, mobile connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	2008	2007	2006
Net Sales:
United States	$223,690	$247,636	$323,330
Europe	129,605	57,964	41,896
Asia	160,772	136,652	5,251

Total	$514,067	$442,252	$370,477

Commercial Air / Satellite	$103,942	$86,084	$82,579
Defense	167,737	138,225	117,738
Industrial / Semicap	39,674	53,413	39,011
Medical	67,264	57,442	39,752
Mobile Connectivity	79,487	59,915	34,195
Notebook / LCD TV / Display	55,963	47,173	57,202

Total	$514,067	$442,252	$370,477

Long lived assets:
United States	$64,674	$63,460	$62,548
Europe	10,030	2,397	1,335
Asia	3,885	2,989	1,135

Total	$78,589	$68,846	$65,018

Between fiscal years 2007 and 2008, net sales originating from the United States decreased $23.9 million while net sales originating from Europe and Asia increased $71.6 million and $24.1 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, Ltd., which we acquired in the second quarter of 2007.

Between fiscal years 2006 and 2007, we shifted more originating sales through our Asian locations than through our locations in the United States. Sales originating in Asia also increased due to the contributions of AMSGL, which we acquired in the second quarter of 2007. Between fiscal years 2006 and 2007, sales originating in Europe increased, due to shipments from PPG’s facility in Europe that we acquired in the third quarter of 2006 and due to increased shipments from our Ireland facility.

12.	ACQUISITIONS

On October 24, 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine on January 9, 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

The purchase price is as follows (amounts in thousands):

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account key characteristics of each technology including its future prospects, the rate of technological change in the industry, product life cycles, risks specific to the project, and the project’s stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, PowerDsine’s management provided a revenue forecast for each IPR&D project. The projection was based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of existing technology relative to the in-process technology. In addition, the costs expected to complete the project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depends on the stage of completion and the additional risk associated with the completion of the IPR&D project. The earnings associated with the incomplete technologies were discounted at a rate of 14.6%, two percentage points higher than the PowerDsine’s cost of capital.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 2, 2005, we entered into a definitive Agreement and Plan of Merger with Advanced Power Technology, Inc., a Delaware corporation (“APT”), and APT Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Microsemi, which was subsequently amended on or prior to March 23, 2006 (as so amended, the “APT Merger Agreement”). The APT Merger Agreement provides for a merger of our wholly-owned subsidiary with and into APT with APT surviving the merger as a wholly owned subsidiary of Microsemi. We believe that the merger created a more diverse semiconductor company and provided us with an expanded product portfolio of analog and mixed-signal products, including radio frequency products, as well as high-reliability products to address the needs of the commercial air / satellite, defense and medical markets, which represent key factors that resulted in us recording goodwill. We completed the acquisition of APT on April 28, 2006. The total purchase price was $146,257,000, of which we allocated $48,288,000 to goodwill, $44,360,000 to other intangible assets and $15,300,000 to IPR&D.

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

In the first quarter of fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the outstanding shares of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. In the fourth quarter of fiscal year 2008, we acquired substantially all of the assets of SEMICOA for an estimated purchase consideration of $28.7 million in cash, lease consideration and assumption of certain liabilities. We have substantially integrated the assets or businesses from these acquisitions into our operations in Massachusetts. We funded these acquisitions with cash on hand. Other than a $440,000 charge recorded in the first quarter of fiscal year 2008 for in process research and development, these transactions did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the fiscal year ended September 28, 2008.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated purchase price for SEMICOA is as follows (amounts in thousands):

Cash consideration to SEMICOA and SEMICOA creditors, net of cash acquired	$26,682
Estimated direct transaction fees and expenses	200
Excess lease consideration	618
Assumed liabilities	1,181

Estimated total consideration	$28,681

Excess lease consideration was calculated based on contracted expenditures during the period in excess of when we intend to vacate the SEMICOA facility. Microsemi executed a lease with a party with common shareholders to SEMICOA.

The estimated purchase price for SEMICOA has been allocated based on the estimated fair values of assets acquired. The final valuation of net assets is expected to be completed within one year from the acquisition date in accordance with generally accepted accounting principles. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Accounts receivable	$2,156
Inventories	1,575
Property and equipment	1,196
Intangible assets	1,780
Goodwill	21,974

$28,681

Other intangible assets and their estimated useful lives related to the SEMICOA acquisition are estimated as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$70	2
Backlog	210	2
Customer relationships	1,500	8

	$1,780

Initial identification and allocation of value to the identified intangible assets for the SEMICOA acquisition was based on the provisions of Statement of Financial Accounting Standard No. 141, “Business Combinations,” (“FAS 141”). The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimates of expected useful lives are based on guidance from FAS 141. The useful lives of completed technologies rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Obsolescence of technology over time.

The acquired goodwill is not deductible for tax purposes.

13.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2008
	December 30, 2007 (b)	March 30, 2008	June 29, 2008	September 28, 2008
Net sales	$123,474	$126,665	$129,255	$134,673
Gross profit	$52,534	$55,199	$58,152	$63,087
Net Income	$8,613	$9,815	$13,937	$17,289
Basic earnings per share	$0.11	$0.13	$0.18	$0.22
Diluted earnings per share	$0.11	$0.12	$0.17	$0.21

	Quarters ended in fiscal year 2007
	December 31, 2006	April 1, 2007 (a)	July 1, 2007	September 30, 2007 (a)
Net sales	$102,289	$106,677	$113,553	$119,733
Gross profit	$44,158	$41,838	$47,635	$47,407
Net Income (loss)	$10,594	$(19,585)	$8,711	$10,098
Basic earnings (loss) per share	$0.15	$(0.26)	$0.11	$0.13
Diluted earnings (loss) per share	$0.14	$(0.26)	$0.11	$0.13

(a)	The quarter ended April 1, 2007 included a charge of $21,770,000 for in process research and development related to the acquisition of PowerDsine, Ltd. In the quarter ended September 30, 2007, the estimated charge for in process research and development was reduced to $20,940,000.

(b)	The quarter ended December 30, 2007 included a charge of $440,000 for in process research and development related to the acquisition of Microwave Device Technology Corporation.

14.	SUBSEQUENT EVENT

In the first quarter of fiscal year 2009, we acquired all the shares of Babcock, Inc. and its parent company Electro Module, Inc. for an estimated purchase consideration of $20 million in cash. We expect to report a preliminary allocation of the estimated purchase consideration when we file our Form 10-Q for the first quarter of fiscal year 2009.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
October 1, 2006	$727	$370	$230	$(177)	$1,150

September 30, 2007	$1,150	$2,002	$—	$(1,728)	$1,424

September 28, 2008	$1,424	$307	$—	$—	$1,731

Tax valuation allowance
October 1, 2006	$640	$—	$1,344	$(30)	$1,954

September 30, 2007	$1,954	$16	$8,190	$—	$10,160

September 28, 2008	$10,160	$1,721	$1,949	$—	$13,830

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS	AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

As of September 28, 2008, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2008.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 28, 2008.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report regarding the Company’s internal control over financial reporting, which appears herein.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Except to the extent set forth below, items 10, 11, 12, 13 and 14 are omitted since the Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 28, 2008. We set forth herein some of the information required by such items. The other information required by those items shall be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading “Audit Matters.”

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

MICROSEMI CORPORATION

By	/s/ JOHN W. HOHENER
John W. Hohener
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:     November 21, 2008

POWER OF ATTORNEY

The undersigned hereby constitutes and appoints James J. Peterson and John W. Hohener, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-K and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	November 21, 2008

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2008

/s/ JOHN W. HOHENER John W. Hohener	Vice President, Chief Financial Officer, Secretary and Treasurer ( Principal Financial and Accounting Officer)	November 21, 2008

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	November 21, 2008

/s/ WILLIAM L. HEALEY William L. Healey	Director	November 21, 2008

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	November 21, 2008

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	November 21, 2008

/s/ PAUL F. FOLINO Paul F. Folino	Director	November 21, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of November 2, 2005 by and among Microsemi Corporation, APT Acquisition Corp. and Advanced Power Technology, Inc., including the following exhibits:
Form of Voting Agreement
Form of Non-Competition Agreement
Form of Lock-up Agreement
Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC’s request:
Form of Employment Agreement
Form of Certificate of Merger
List of Parties to Ancillary Agreements(13)

2.1.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006(18)

2.2	Agreement and Plan of Merger dated October 24, 2006 by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd.(20)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(5)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(14)

3.3	Amended and Restated Bylaws of Microsemi Corporation(27)*

4.1	Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, as Rights Agent, and the exhibits thereto(3)

4.1.1	Amendment No. 1 dated December 16, 2005 to Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(14)

4.2	Specimen certificate for the shares of common stock of Microsemi Corporation(14)

10.1	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2(2)*

10.1.1	Amendments Nos. 3, 4 and 5 to Advanced Power Technology Stock Option Plan dated December 31, 1995, as amended(9)*

10.1.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.1.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.1.4	Form of Non-Qualified Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.2	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(10)*

10.2.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(19)*

10.2.2	Form of Non-Qualified Stock Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(19)*

10.3	Form of Option Assumption Agreement, entered into between Microsemi Corporation and each of the holders of Advanced Power Technology, Inc. options assumed by Microsemi Corporation(19)*

Exhibit Number	Description

10.4	Microsemi Corporation 1987 Stock Plan, and amendments thereto(11)*

10.4.1	Form of Employee Stock Option Agreement prior to August 17, 2004(8)*

10.4.2	Form of Employee Stock Option Agreement from and after August 17, 2004(8)*

10.4.3	Form of Employee Stock Option Agreement from and after September 26, 2005(12)*

10.4.4	Form of Employee Stock Option Agreement from and after February 22, 2006(15)*

10.4.5	Form of Employee Stock Option Agreement from and after March 28, 2006(17)*

10.4.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(8)*

10.4.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(15)*

10.4.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(6)*

10.4.9	Form of Amendment of Eligible Unvested Options(11)*

10.4.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(22)*

10.4.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(24)*

10.4.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(24)*

10.4.13	Summary of Automatic Annual Additions under 1987 Stock Plan(22)*

10.5	Microsemi Corporation 2008 Performance Incentive Plan(26)*

10.5.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan†*

10.5.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan†*

10.6	Microsemi Corporation Cash Bonus Plan†*

10.7	Microsemi Corporation 2007 Executive Cash Bonus Plan(22)*

10.8	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation†*

10.9	Agreement dated January 12, 2001 between David R. Sonksen and Microsemi Corporation(4)*

10.10	Separation Agreement dated November 14, 2007 between David R. Sonksen and Microsemi Corporation(25)

10.11	Executive Retention Agreement dated November 10, 2008 between John W. Hohener and Microsemi Corporation (28)*

10.12	Form of Executive Retention Agreement†*

10.13	Supplemental Executive Retirement Plan(1)*

10.14	Supplemental Medical Plan(8)*

10.15	Summary of Compensation Arrangements for Named Executive Officers*†

10.16	Directors’ Compensation Policy(24)*

10.17	Board Member Retirement Process(7)*

10.18	Form of Officers and Directors Indemnification Agreement(27)*

10.19	Motorola-Microsemi PowerMite® Technology Agreement(14)

10.20	Revolving Credit Agreement dated as of December 29, 2006 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(21)

Exhibit Number	Description

10.20.1	First Amendment to Revolving Credit Agreement dated July 25, 2007 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(23)

10.20.2	Second Amendment to Revolving Credit Agreement dated September 25, 2008 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent†

10.21	Form of Voting Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(14)

10.22	Form of Lock-up Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(14)

10.23	Form of Non-Competition Agreement entered into between the Registrant and Patrick P.H. Sireta(14)

10.24	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(16)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No. 333-38418) and incorporated herein by reference.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 13, 2001.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(6)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.

(9)	Previously filed by Advanced Power Technology, Inc. on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K (File No. 1-16047) and incorporated herein by reference.
(10)	Previously filed by Advanced Power Technology, Inc. on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K (File No. 1-16047) and incorporated herein by reference.
(11)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 7, 2005.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on April 27, 2006.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 2 to Form S-4 on Form S-8 (Reg. No. 333-135678) as filed with the Commission on July 10, 2006.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 30, 2006.
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 4, 2007.
(22)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on August 10, 2007.
(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 16, 2007.
(26)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008.
(27)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(28)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.