Form 10-Q
period 2008-12-28
MICROSEMI CORP
filed 2009-02-04
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on February 2, 2009 was 81,092,196.

THIS FORM 10-Q MUST BE READ IN ITS ENTIRETY

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

•	demand, growth and sales expectations for our products;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations.

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	tax exposure and tax rates; and

•	expected financial and operating results.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included in this Quarterly Report on Form 10-Q, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved. You are, therefore, cautioned not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter ended December 28, 2008 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statement of cash flows for the quarter ended December 28, 2008, and the comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of September 28, 2008 and December 28, 2008, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 28, 2008	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$118,257	$107,197
Investment in available for sale securities	46,550	62,000
Accounts receivable, net of allowance for doubtful accounts of $1,741 and $1,731 at December 28, 2008 and September 28, 2008, respectively	100,516	103,467
Inventories	128,887	121,726
Deferred income taxes	13,618	13,375
Other current assets	12,025	10,921

Total current assets	419,853	418,686
Property and equipment, net	79,379	78,589
Deferred income taxes	1,701	6,456
Goodwill	210,438	201,183
Other intangible assets, net	59,228	49,242
Other assets	6,784	6,452

TOTAL ASSETS	$777,383	$760,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturity of long-term liabilities	$419	$406
Accounts payable	25,755	29,425
Accrued liabilities	36,376	37,395

Total current liabilities	62,550	67,226

Long-term liabilities	20,339	20,212

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 81,086 and 79,797 at December 28, 2008 and September 28, 2008, respectively	16,217	15,959
Capital in excess of par value of common stock	491,270	483,233
Retained earnings	186,706	173,498
Accumulated other comprehensive income	301	480

Total stockholders’ equity	694,494	673,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$777,383	$760,608

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	December 28, 2008	December 30, 2007
Net sales	$130,594	$123,474
Cost of sales	70,161	70,940

Gross profit	60,433	52,534

Operating expenses:
Selling, general and administrative	30,605	26,761
Research and development	10,767	11,154
Amortization of intangible assets	3,244	3,099
Restructuring and severance charges	1,905	42
In process research and development	—	440

Total operating expenses	46,521	41,496

Operating income	13,912	11,038

Other income (expense):
Interest income	683	1,119
Interest expense	(56)	(42)
Other, net	46	41

Total other income	673	1,118

Income before income taxes	14,585	12,156
Provision for income taxes	1,377	3,543

NET INCOME	$13,208	$8,613

Earnings per share:
Basic	$0.17	$0.11

Diluted	$0.16	$0.11

Common and common equivalent shares outstanding:
Basic	79,430	77,328

Diluted	80,474	79,645

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net income	$13,208	$8,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,651	6,927
Stock based compensation	7,915	6,141
In process research and development	—	440
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	8,676	(5,138)
Inventories, net	(5,759)	(2,054)
Other current assets	3,204	926
Other assets	146	7
Deferred income taxes	(824)	(3,062)
Accounts payable and accrued liabilities	(14,860)	(6,635)
Income taxes payable	2,334	1,515
Other long term liabilities	140	73

Net cash provided by operating activities	21,831	7,753

Cash flows from investing activities:
Proceeds from sale of available for sale securities	15,450	—
Purchases of property and equipment	(4,224)	(5,158)
Changes in other assets	(525)	(1,197)
Payments for acquisitions, net of cash acquired	(21,867)	(8,871)

Net cash used in investing activities	(11,166)	(15,226)

Cash flows from financing activities:
Excess tax benefit—stock awards	15	736
Exercise of stock options	380	4,315

Net cash provided by financing activities	395	5,051

Net increase (decrease) in cash and cash equivalents	11,060	(2,422)
Cash and cash equivalents at beginning of period	107,197	107,685

Cash and cash equivalents at end of period	$118,257	$105,263

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Significant Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Income Taxes

The Company had gross unrecognized tax benefits of approximately $15,597,000 and $15,343,000 at December 28, 2008 and September 28, 2008, respectively. These amounts include approximately $2,705,000 and $2,524,000 of interest and penalty at December 28, 2008 and September 28, 2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	December 28, 2008	September 28, 2008
Raw materials	$36,551	$35,693
Work in progress	61,991	59,434
Finished goods	30,345	26,599

	$128,887	$121,726

3. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 28, 2008, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at December 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

We adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date and Level 3 — unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1 and our investments in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we performed a discounted cash flow analysis using current and projected coupon rates compared to a market yield on comparable instruments with terms of approximately five years, our estimated time to redemption absent the impact of the settlement agreement. We also evaluated counterparty risk with regards the settlement agreement and concluded, as of December 28, 2008, that non-performance risk was nominal. Based on the results of our discounted cash flow analysis, we concluded that the fair value of our investment in auction rate securities should be discounted approximately $1.3 million; however, any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds. In addition, based on the “no net cost” loan feature of the settlement, we have the ability to convert our investment in auction rate bonds to cash within our normal operating cycle, and as such, we have classified this investment in current assets.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement,, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.5 million would occur.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	December 28, 2008	September 28, 2008
Goodwill	$210,438	$201,183

Other intangible assets, net
Completed technology	$47,743	$41,216
Customer relationships	7,062	5,399
Backlog	3,078	1,496
Trade names	1,345	1,131

	$59,228	$49,242

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$13,325	$13,270	$8,252	$6,995	$6,971

5. COMMITMENTS AND CONTINGENCIES

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (“Broomfield”) had notified Broomfield and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, Broomfield, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on Broomfield’s property, we vigorously contest any assertion that Broomfield caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have (i) reimbursed us for $530,000 of past costs, (ii) assumed responsibility for 90% of all future clean-up costs, and (iii) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur material costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

The Department of Justice has instituted a proceeding against us in connection with our acquisition of certain assets from SEMICOA. The principal remedy requested by the Department of Justice is divestiture of the assets acquired. In addition, the International Trade Commission has commenced an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved.

We are involved in other routine legal matters, arising out of the ordinary conduct of our business, including from time to time litigation relating to commercial transactions, contracts, and environmental matters. In the opinion of management, the final outcome of these routine matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consisted of net income and the change of the cumulative foreign currency translation. Accumulated other comprehensive income consisted of the cumulative foreign currency translation adjustment.

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended
	December 28, 2008	December 30, 2007
Net income	$13,208	$8,613
Translation adjustment	(179)	125

Comprehensive income	$13,029	$8,738

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

Earnings per share for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended
	December 28, 2008	December 30, 2007
BASIC
Net income	$13,208	$8,613

Weighted-average common shares outstanding for basic	79,430	77,328

Basic earnings per share	$0.17	$0.11

DILUTED
Net income	$13,208	$8,613

Weighted-average common shares outstanding for basic	79,430	77,328
Dilutive effect of stock awards	1,044	2,317

Weighted-average common shares outstanding on a diluted basis	80,474	79,645

Diluted earnings per share	$0.16	$0.11

At December 30, 2007 and December 28, 2008, approximately 6,611,000 and 3,621,000 stock awards, respectively, were excluded in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). In October 2008, the FASB released FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates key considerations in determining the fair value of a financial asset in an inactive market. We adopted the provisions of SFAS 157 and related FSPs in the first quarter of fiscal year 2009. The adoption of SFAS 157 did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of FSP 157-2 with regards to the potential impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of SFAS 159 in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption of SFAS 159 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141(R), “Business Combinations” (“SFAS 141R”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the potential impact on our financial disclosure of SFAS 161.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the potential impact of FAS 142-3 but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

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

Emerging Issues Task Force Issue No. 08-7

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The EITF reached a final consensus that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. If the final consensus is ratified by the FASB, the guidance in EITF 08-7 will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of EITF 08-7 but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

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

In the quarters ended December 28, 2008 and December 30, 2007, stock-based compensation expense of stock awards decreased operating income by $7,915,000 and $6,141,000, respectively. Compensation expense for stock awards was calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Quarter Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
December 28, 2008
Option grants	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%
Restricted stock awards	1,259,367		$21.43
December 30, 2007
Option grants	1,653,020	$28.34	$8.05	4.0%	0.0%	2.7	37.8%
Restricted stock awards	508,672		$28.50

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

We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air/satellite, defense, industrial/semicap, medical, mobile connectivity and notebook / LCD TVs / displays. We estimate net sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended
	December 28, 2008	December 30, 2007
Net Sales:
United States	$62,026	$60,179
Europe	36,808	23,126
Asia	31,760	40,169

Total	$130,594	$123,474

Commercial Air/Satellite	$33,853	$23,480
Defense	44,984	38,999
Industrial/Semicap	11,041	11,166
Medical	20,440	16,216
Mobile Connectivity	12,947	19,934
Notebook/LCD TV/Display	7,329	13,679

Total	$130,594	$123,474

	December 28, 2008	September 28, 2008
Tangible long lived assets:
United States	$64,420	$64,674
Europe	11,272	10,030
Asia	3,687	3,885

Total	$79,379	$78,589

Between the quarters ended December 28, 2008 and December 30, 2007, net sales originating from the United States and Europe increased $1.8 million and $13.7 million, respectively, while net sales originating from Asia decreased $8.4 million. The increase in net sales originating from Europe was primarily due to the transition of product lines to our facility in Ireland. The decrease in net sales in Asia was primarily due to a decrease in net sales of products, primarily in the mobile connectivity and notebook / LCD TV / display end markets, shipped from our facilities in Asia.

11. RESTRUCTURING AND SEVERANCE CHARGES

In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 2% and 8% of net sales in the first quarters of fiscal years 2008 and 2009, respectively. The increase in the sales percentage relates to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

For the quarter ended December 28, 2008, we recorded restructuring expenses of $1,905,000, of which ($19,000) related to consolidation activities for the Broomfield facility and $1,924,000 related to severance from a reduction in force at our various facilities, of which $1,067,000 has been paid, with substantially the remaining balance expected to be paid within the next twelve months. The restructuring expense at facilities other than Broomfield covered approximately 100 individuals in manufacturing, engineering and sales.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	(19)
Cash Expenditures	(32)

Balance at December 28, 2008	$908

12. REVOLVING CREDIT FACILITY

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of December 28, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement. As of December 28, 2008, $0.4 million was outstanding in the form of a letter of credit, and $59.6 million was available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and current limitations on available amounts of borrowings. As of December 28, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

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

The Revolving Credit Agreement is unsecured, which means that each of our assets is not subject to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Analog Mixed Signal Group, Microsemi Corp. – Analog Mixed Signal Group, Ltd., Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

13. ACQUISITION

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. This acquisition did not significantly impact results of operations, and on a pro forma basis, would not be material to our results of operations for the quarter ended December 28, 2008. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”).

The preliminary purchase consideration is as follows (amounts in thousands):

Cash consideration to Electro Module, Inc. stockholders	$23,198
Direct transaction fees and expenses	41

Total consideration	$23,239

The preliminary purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$1,372
Accounts receivable	5,725
Inventories	1,402
Other current assets	4,321
Property and equipment, net	1,105
Goodwill	9,450
Intangible assets	13,230
Accounts payable	(2,072)
Accrued liabilities	(5,958)
Deferred income tax liability – long term	(5,336)

Total consideration	$23,239

Other intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Useful Life (Years)
Completed technology	$9,190	3 to 8
Backlog	1,840	3
Customer relationships	1,880	10
Trade name	320	3

	$13,230

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our revenue in the first quarter of fiscal year 2008 or 2009. We also serve a variety of end markets, which we generally classify as follows:

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

•

Commercial air / satellite—Our commercial air/space products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 2% and 8% of net sales in the first quarter of fiscal year 2008 and 2009, respectively. The increase in the sales percentage relates to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments cover approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

For the quarter ended December 28, 2008, we recorded restructuring expenses of $1,905,000, of which ($19,000) related to consolidation activities for the Broomfield facility. The remaining $1,924,000 related to severance from a reduction in force at our various facilities, of which $1,067,000 has been paid, with substantially the remaining balance expected to be paid within the next twelve months. The restructuring expense at facilities other than Broomfield covered approximately 100 individuals in manufacturing, engineering and sales.

The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	(19)
Cash Expenditures	(32)

Balance at December 28, 2008	$908

ACQUISITION

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and Babcock, Inc., its wholly-owned subsidiary. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. This acquisition did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter ended December 28, 2008. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 28, 2008 COMPARED TO THE QUARTER ENDED DECEMBER 30, 2007

Net sales increased $7.1 million or 5.8% from $123.5 million for the first quarter of fiscal year 2008 (“Q1 2008”) to $130.6 million for the first quarter of fiscal year 2009 (“Q1 2009”). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets for Q1 2009 and Q1 2008 is approximately as follows (amounts in thousands):

	Q1 2009	Q1 2008
Commercial air / satellite	$33,853	$23,480
Defense	44,984	38,999
Industrial / Semicap	11,041	11,166
Medical	20,440	16,216
Mobile / Connectivity	12,947	19,934
Notebook / LCD TV / Display	7,329	13,679

	$130,594	$123,474

Net sales in the commercial air / satellite end market increased $10.4 million from $23.5 million in Q1 2008 to $33.9 million in Q1 2009. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft and demand for the high-reliability radar and avionics solutions we provide. In addition, PMG, which we acquired in Q1 2009, contributed approximately $4.2 million of net sales to this end market. We believe that announced delays in certain commercial aircraft programs will be offset by higher production of other aircraft types to replace aging and less fuel-efficient models, as well as increased refurbishment programs. Additionally, we believe that there is demand for commercial satellites and radar systems, especially with higher planned launch levels and expansion of airports in Asia.

Net sales in the defense end market increased $6.0 million from $39.0 million in Q1 2008 to $45.0 million in Q1 2009. Net sales in this end market continued to be solid with high historical demand, increasing electronic content in defense equipment and continual funding of new programs. We believe that growth areas include military avionics, ground transportation, surveillance equipment, joint service communications systems, naval vessels, radars, missiles and advanced combat unit electronics. Based on our backlog and anticipated increases in both domestic and international defense spending, we expect to see increasing sales in this end market.

Net sales in the industrial / semicap market decreased $0.2 million from $11.2 million in Q1 2008 to $11.0 million in Q1 2009, with the decrease primarily attributable to a decrease in sales for use in semicap applications. While net sales of industrial applications displayed some resiliency, in particular with emerging alternative energy applications, we expect a decline in net sales from this end market.

Net sales in the medical end market increased $4.2 million, from $16.2 million in Q1 2008 to $20.4 million in Q1 2009. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. We received a large purchase order related to implantable medical components that we expect to fill over the course of fiscal year 2009 that will contribute to growth in this end market. Based on our current bookings, we expect continuing strength in the implantable medical business in upcoming quarters.

Net sales in the mobile / connectivity end market decreased $7.0 million, from $19.9 million in Q1 2008 to $12.9 million in Q1 2009. As enterprise demand has waned in the current economic environment, we expect that net sales in this end market will continue to decline in upcoming quarters.

Net sales in the notebook / LCD television / display end market decreased $6.4 million, from $13.7 million in Q1 2008 to $7.3 million in Q1 2009. While we gained market share in our LCD TV business for CCFL with notable design win strength from our Tier 1 customers in Japan and Korea and we saw strong interest in our next generation backlighting solutions and notebook design wins, LCD TV remains the largest component of this end market and leading LCD TV manufacturers and panel suppliers have noted slowing demand. In total, we expect a decline in this end market in the upcoming quarters.

An estimated breakout of net sales by originating geographic area for Q1 2009 and Q1 2008 is approximately as follows (amounts in thousands):

	Q1 2009	Q1 2008
United States	$62,026	$60,179
Europe	36,808	23,126
Asia	31,760	40,169

Total	$130,594	$123,474

Between Q1 2009 and Q1 2008, net sales originating from the United States and Europe increased $1.8 million and $13.7 million, respectively, while net sales originating from Asia decreased $8.4 million. The increase in net sales originating from Europe was primarily due to the transition of product lines to our facility in Ireland. The decrease in net sales in Asia was primarily due to a decrease in net sales of products, primarily in the mobile connectivity and notebook / LCD TV / display end markets, shipped from our facilities in Asia.

On January 22, 2009, we announced that for the second quarter of fiscal year 2009, we expect our net sales will decrease between 16% and 20% sequentially. We expect steady demand for our commercial air / satellite, defense, and medical products and a decline in demand of industrial / semicap, mobile / connectivity and notebooks / LCD TV / display products.

Gross profit increased $7.9 million, from $52.5 million (42.6% of sales) for Q1 2008 to $60.4 million (46.3% of sales) for Q1 2009. The increase in gross profit related primarily to higher net sales. Gross profit percentage increased primarily due to progress in our facility rationalization, which has reallocated production, particularly to our Ireland manufacturing facility.

Selling, general and administrative expenses increased $3.8 million from $26.8 million for Q1 2008 to $30.6 million for Q1 2009. The increase was primarily due to higher stock based compensation expense of $1.8 million, $0.3 million in higher legal expenses and incrementally higher costs to support our increased sales.

The effective tax rate was 29.1% for Q1 2008 and 9.4% for Q1 2009. The Q1 2009 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions. In addition, the retroactive reinstatement of the federal research and development tax credit to January 1, 2008, decreased the effective tax rate for Q1 2009 by approximately 5.7%.

The Company had gross unrecognized tax benefits of approximately $15,597,000 and $15,343,000 at December 28, 2008 and September 28, 2008, respectively. These amounts include approximately $2,705,000 and $2,524,000 of interest and penalty at December 28, 2008 and September 28,2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

CAPITAL RESOURCES AND LIQUIDITY

As of December 28, 2008, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available Revolving Credit Agreement.

In Q1 2009, we financed our operations with cash generated from operations.

Net cash provided by operating activities increased $14.0 million from $7.8 million in Q1 2008 to $21.8 million in Q1 2009. Significant factors that increased net cash provided by operating activities included higher net income of $4.6 million which included $1.8 million of higher stock based compensation expense, $0.7 million higher depreciation and amortization expense, offset by a lower non-cash in-process research charge of $0.4 million. Operating cash flow further increased due to a $13.8 million lower increase in accounts receivable, $2.3 million in higher other current assets, $2.2 million in higher deferred income taxes and $0.8 million in higher income taxes payable. Offsetting these increases were a greater increase in inventory of $3.7 million and higher accounts payable and accrued liabilities of $8.2 million.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 28, 2008, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at December 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

We adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date and Level 3 — unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1 and our investments in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we performed a discounted cash flow analysis using current and projected coupon rates compared to a market yield on comparable instruments with terms of approximately five years, our estimated time to redemption absent the impact of the settlement agreement. We also evaluated counterparty risk with regards the settlement agreement and concluded, as of December 28, 2008, that non-performance risk was nominal. Based on the results of our discounted cash flow analysis, we concluded that the fair value of our investment in auction rate securities should be discounted approximately $1.3 million; however, any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds. In addition, based on the “no net cost” loan feature of the settlement, we have the ability to convert our investment in auction rate bonds to cash within our normal operating cycle, and as such, we have classified this investment in current assets.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement,, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.5 million would occur.

Accounts receivable decreased $3.0 million from $103.5 million at September 28, 2008 to $100.5 million at December 28, 2008. The decrease in accounts receivable was primarily due to lower sales in Q1 2009 versus the fourth quarter of fiscal year 2008.

Inventories increased $7.2 million, from $121.7 million at September 28, 2008 to $128.9 million at December 28, 2008, with the increase due primarily to expansion at our Ireland facility and the impact of PMG.

Current liabilities decreased $4.6 million from $67.2 million at September 28, 2008 to $62.6 million at December 28, 2008. The decrease was due primarily to a reduction in accrued bonuses of $7.6 million, a reduction of $1.1 million in accrued payroll, offset by $2.1 million in higher income taxes payable and $2.0 million in higher accounts payable and other accruals.

Net cash used in investing activities was $11.2 million for Q1 2009 and $15.2 million for Q1 2008. Net cash used in investing activities in Q1 2009 primarily consisted of $21.9 million in net consideration paid related to the acquisition of Babcock, Inc. and $4.2 million in purchases of property, plant and equipment. These amounts were offset by $15.5 million in proceeds from the disposition of available for sale securities. In Q1 2008, net cash used in investing activities primarily consisted of $8.9 million in net consideration paid related to the acquisitions of Microwave Device Technology Corporation and TSI Microelectronics Corporation and $5.2 million related to the purchases of property, plant and equipment.

Net cash provided by financing activities was $0.4 million in Q1 2009 and $5.1 million in Q1 2008. Net cash provided by financing activities in Q1 2009 consisted primarily of proceeds from stock option exercises. Net cash provided by financing activities in Q1 2008 consisted primarily of $4.3 million in proceeds from stock option exercises and $0.7 million in excess tax benefits from stock awards.

We had $118.3 million and $107.2 million in cash and cash equivalents at December 28, 2008 and September 28, 2008, respectively.

Current ratios were 6.7 to 1 and 6.2 to 1 at December 28, 2008 and September 28, 2008, respectively.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. However, due to certain restrictions, the amount actually available to us for borrowing at any given time could be less than the maximum amount stated. As of December 28, 2008, we were in the second year of the agreement and there were no borrowings outstanding against the Revolving Credit Agreement. As of December 28, 2008, $0.4 million was outstanding in the form of a letter of credit, and $59.6 million was available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds of borrowing under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes, and initial borrowings were used to finance a portion of the Company’s acquisition of PowerDsine Ltd. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the

Company elects a Eurodollar based Advance, the borrowing bears interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and current limitations on available amounts of borrowings. As of December 28, 2008, we were in compliance with the financial covenants required by the Revolving Credit Agreement.

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

The Revolving Credit Agreement is unsecured, which means that each of our assets is not subject to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Analog Mixed Signal Group, Microsemi Corp. — Analog Mixed Signal Group, Ltd., Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). In October 2008, the FASB released FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-1 removes leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates key considerations in determining the fair value of a financial asset in an inactive market. We adopted the provisions of SFAS 157 and related FSPs in the first quarter of fiscal year 2009. The adoption of SFAS 157 did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of FSP 157-2 with regards to the potential impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of SFAS 159 in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption of SFAS 159 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141(R), “Business Combinations” (“SFAS 141R”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begins after November 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the potential impact on our financial disclosure of SFAS 161.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the potential impact of FAS 142-3 but the potential impact is dependent on the specific terms of any future business combinations or acquisitions.

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

Emerging Issues Task Force Issue No. 08-7

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The EITF reached a final consensus that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. If the final consensus is ratified by the FASB, the guidance in EITF 08-7 will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of EITF 08-7 but the potential impact is dependent on the specific terms of any future business combinations or acquisitions.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 28, 2008, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at December 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

Based on the “no net cost” loan feature of the settlement, we have the ability to convert our investment in auction rate bonds to cash within our normal operating cycle, and as such, we have classified this investment in current assets. At December 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate bonds and the fair value of the settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.5 million would occur.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2008.

(b)	Changes in internal control over financial reporting.

During the first quarter of fiscal year 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 21, 2008 for our fiscal year ended September 28, 2008, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

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

On December 18, 2008, the Department of Justice instituted a proceeding against us in the United States District Court for the Eastern District of Virginia in connection with our acquisition of certain assets from SEMICOA. In the complaint, the Department of Justice alleges that the Company’s acquisition of assets from SEMICOA substantially lessened competition in the manufacture and sale of certain small signal transistors and diodes that meet Department of Defense standards. The principal remedy requested by the Department of Justice is divestiture of the assets acquired. The Company intends to defend the case vigorously.

On January 9, 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. The Company is cooperating with the investigation.

Item 1A.	RISK FACTORS

There have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 21, 2008. For the convenience of our readers, our updated risk factors are included below in this Item 1A.

Our investments in securities, including auction rate securities, subject us to principal, liquidity and counterparty risks that could adversely affect our financial results

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, recent credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 28, 2008, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at December 28, 2008 in January 2008 and began to experience auction failures beginning in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

Based on the “no net cost” loan feature of the settlement, we have the ability to convert our investment in auction rate bonds to cash within our normal operating cycle, and as such, we have classified this investment in current assets. At December 28, 2008, we concluded that any potential other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate bonds and the fair value of the settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds. However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to perform, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate additional impairment of our investments; however, if we had to record any impairment, for every 1% decline in principal, a pre-tax decrease in value of approximately $0.5 million would occur.

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

Current economic conditions may adversely affect our business, financial condition, cash flow and results of operations.

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

Current unfavorable conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 33% of net sales for each of fiscal years 2006 and 2007 and 40% for fiscal year 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, Singapore, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements and potential changes in requirements in the United States and in the countries in which we manufacture or sell our products;

•	Tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	Fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages or disruption of local labor supply and/or transportation services;

•	Economic and political instability, particularly the current uncertainty in the global financial markets;

•	Acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome or Avian Influenza), which could disrupt our manufacturing and logistical activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

If political, military, transportation, health or other issues in foreign countries result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact Microsemi’s marketing, manufacturing, financial and logistics functions, our consolidated results of operations and financial condition could be materially adversely affected. In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products, which could result in a material adverse effect on our financial condition, operating results and cash flows, may be greater in those foreign countries.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States Government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense, or DOD, and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to defense markets represented approximately one-third of total net sales in fiscal years 2006, 2007 and 2008. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending has occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

We are and have been involved in various pending litigation matters, including from time to time litigation relating to employment matters, commercial transactions, contracts, and environmental matters. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses connected with a legal claim or proceeding, could have a material adverse effect on our consolidated financial position or results of operations.

Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers or other key management or technical personnel.

We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to do so to fill a key position. If we are unable to continue to retain existing executive officers or other key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

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

•

The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in our common stock; and

•

Certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent or call special meetings and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Microsemi. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

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

The market price of our stock has fluctuated widely. Between October 1, 2007 and December 28, 2008, the market sale price of our common stock ranged between a low of $10.34 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

We issued a press release and filed a Form 8-K on January 29, 2009 with respect to the results of the review by our Board of Directors and Governance and Nominating Committee into the academic credentials of Microsemi’s President and Chief Executive Officer, James J. Peterson. On February 2, 2009, we received an informal inquiry from the Staff of the SEC’s Division of Enforcement relating to the January 29, 2009 press release and Form 8-K. We are fully cooperating with the Staff of the SEC on this informal inquiry.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Executive Retention Agreement dated November 10, 2008 between John W. Hohener and Microsemi Corporation (5)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 4, 2009	By:	/s/ JOHN W. HOHENER
John W. Hohener
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and
duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Executive Retention Agreement dated November 10, 2008 between John W. Hohener and Microsemi Corporation (5)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.