Form 10-Q
period 2009-03-29
MICROSEMI CORP
filed 2009-04-30
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 22, 2009 was 81,164,703.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning:

•

expectations that we will successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•	demand, growth and sales expectations for our products;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	tax exposure and tax rates; and

•	expected financial and operating results.

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

The unaudited consolidated income statements for the quarter and six months ended March 29, 2009 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi”, “the Company”, “we”, “our”, “ours” or “us”), the unaudited consolidated statement of cash flows for the six months ended March 29, 2009, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of March 29, 2009 and September 28, 2008, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 29, 2009	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$185,827	$107,197
Investment in available for sale securities	—	62,000
Accounts receivable, net of allowance for doubtful accounts of $1,776 and $1,731 at March 29, 2009 and September 28, 2008, respectively	84,512	103,467
Inventories	118,131	121,726
Deferred income taxes	14,057	13,375
Other current assets	12,583	10,921

Total current assets	415,110	418,686

Investment in available for sale securities	46,550	—
Property and equipment, net	77,315	78,589
Deferred income taxes	1,356	6,456
Goodwill	211,380	201,183
Other intangible assets, net	55,766	49,242
Other assets	6,155	6,452

TOTAL ASSETS	$813,632	$760,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturity of long-term liabilities	$419	$406
Accounts payable	21,651	29,425
Accrued liabilities	39,265	37,395

Total current liabilities	61,335	67,226

Auction rate securities credit facility	46,550	—
Other long term liabilities	21,172	20,212

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 81,113 and 79,797 at March 29, 2009 and September 28, 2008, respectively	16,221	15,959
Capital in excess of par value of common stock	498,219	483,233
Retained earnings	170,094	173,498
Accumulated other comprehensive income	41	480

Total stockholders’ equity	684,575	673,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,632	$760,608

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net sales	$105,693	$126,665	$236,287	$250,139
Cost of sales	72,981	71,466	143,142	142,406

Gross profit	32,712	55,199	93,145	107,733

Operating expenses:
Selling, general and administrative	31,218	26,494	61,823	53,255
Research and development	10,209	11,295	20,976	22,449
Amortization of intangible assets	3,562	2,816	6,806	5,915
Restructuring and severance charges	4,528	2,171	6,433	2,213
In process research and development	—	—	—	440

Total operating expenses	49,517	42,776	96,038	84,272

Operating income (loss)	(16,805)	12,423	(2,893)	23,461

Other income (expense):
Interest income	318	920	1,001	2,039
Interest expense	(182)	(46)	(238)	(88)
Other, net	134	(171)	180	(130)

Total other income	270	703	943	1,821

Income (loss) before income taxes	(16,535)	13,126	(1,950)	25,282
Provision for income taxes	77	3,311	1,454	6,854

NET INCOME (LOSS)	$(16,612)	$9,815	$(3,404)	$18,428

Earnings (loss) per share:
Basic	$(0.21)	$0.13	$(0.04)	$0.24

Diluted	$(0.21)	$0.12	$(0.04)	$0.23

Common and common equivalent shares outstanding:
Basic	79,451	77,689	79,332	77,167

Diluted	79,451	79,518	79,332	79,245

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income (loss)	$(3,404)	$18,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,699	13,810
Stock based compensation	14,891	11,325
In process research and development	—	440
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	24,680	(8,243)
Inventories, net	4,683	(443)
Other current assets	2,645	4,892
Other assets	795	219
Impairment of long lived assets	653	—
Deferred income taxes	(1,005)	(4,468)
Accounts payable and accrued liabilities	(14,063)	(1,628)
Income taxes payable	(659)	8,002
Other long term liabilities	973	593

Net cash provided by operating activities	45,888	42,927

Cash flows from investing activities:
Proceeds from sale of available for sale securities	15,450	—
Purchases of available for sale securities	—	(62,875)
Purchases of property and equipment	(7,294)	(10,699)
Changes in other assets	(598)	(1,483)
Payments for acquisitions, net of cash acquired	(21,879)	(8,799)

Net cash used in investing activities	(14,321)	(83,856)

Cash flows from financing activities:
Borrowings from credit facility	—	944
Proceeds from auction rate securities credit facility	46,550	—
Excess tax benefit—stock awards	15	970
Exercise of stock options	498	7,102

Net cash provided by financing activities	47,063	9,016

Net increase (decrease) in cash and cash equivalents	78,630	(31,913)
Cash and cash equivalents at beginning of period	107,197	107,685

Cash and cash equivalents at end of period	$185,827	$75,772

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2009

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

The consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	March 29, 2009	September 28, 2008
Raw materials	$33,114	$35,693
Work in progress	53,607	59,434
Finished goods	31,410	26,599

	$118,131	$121,726

During the quarter ended March 29, 2009, we recorded an inventory write-down of $10,204,000 related to excess and obsolete inventory.

3. INVESTMENT IN AVAILABLE FOR SALE SECURITIES AND SETTLEMENT AGREEMENT

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 29, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 29, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15,450,000 investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46,550,000 investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46,550,000 via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46,550,000 in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these securities and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended March 29, 2009, we have classified both the investment and auction rate securities credit facility as non-current.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date and Level 3 — unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected to measure the fair value of the auction rate securities settlement agreement at fair value.

We also adopted Financial Accounting Standards Board Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

We also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Our cash and cash equivalents are classified as Level 1 and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of March 29, 2009, that non-performance risk was nominal. At March 29, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.5 million would occur.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	March 29, 2009	September 28, 2008
Goodwill	$211,380	$201,183

Other intangible assets, net
Completed technology	$44,918	$41,216
Customer relationships	6,927	5,399
Backlog	2,689	1,496
Trade names	1,232	1,131

	$55,766	$49,242

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$13,278	$12,142	$7,658	$6,984	$6,911

5. COMMITMENTS AND CONTINGENCIES

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by Microsemi Corp.—Colorado (“Broomfield”) had notified Broomfield and other parties, of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, Broomfield, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on Broomfield’s property, we vigorously contest any assertion that Broomfield caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have (i) reimbursed us for $530,000 of past costs, (ii) assumed responsibility for 90% of all future clean-up costs, and (iii) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, by assuming that this amount is accurate and that the indemnifying parties will pay 90% of this amount as agreed without need for us to incur additional costs to enforce that agreement, we reserved for this contingency by recording a one-time charge of $530,000 for the life of this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case and discovery has commenced and fact discovery is scheduled to be completed by May 30, 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss, in accordance with SFAS 5, “Accounting for Contingencies.”

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

Total comprehensive income (loss) was calculated as follows (amounts in thousands)

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income (loss)	$(16,612)	$9,815	$(3,404)	$18,428
Translation adjustment	(260)	346	(439)	471

Comprehensive income (loss)	$(16,872)	$10,161	$(3,843)	$18,899

7. EARNINGS PER SHARE

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings (loss) per share (“EPS”) for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
BASIC
Net income (loss)	$(16,612)	$9,815	$(3,404)	$18,428

Weighted-average common shares outstanding for basic	79,451	77,689	79,332	77,167

Basic earnings (loss) per share	$(0.21)	$0.13	$(0.04)	$0.24

DILUTED
Net income (loss)	$(16,612)	$9,815	$(3,404)	$18,428

Weighted-average common shares outstanding for basic	79,451	77,689	79,332	77,167
Dilutive effect of stock awards	—	1,829	—	2,078

Weighted-average common shares outstanding on a diluted basis	79,451	79,518	79,332	79,245

Diluted earnings (loss) per share	$(0.21)	$0.12	$(0.04)	$0.23

For the quarter and six months ended March 29, 2009, all stock awards were excluded from the computation of diluted EPS as we incurred a net loss in both periods. For the quarter and six months ended March 30, 2008, approximately 7,769,000 and 7,410,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP

No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). In October 2008, the FASB released FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).In April 2009, the FASB released FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).

FSP 157-1 removes leasing transactions accounted for under FASB Statement SFAS No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

We adopted the provisions of SFAS 157, FSP 157-1, FSP 157-2 and FSP 157-3 in the first quarter of fiscal year 2009 and the provisions of FSP 157-4 in the second quarter of fiscal year 2009. The adoption of SFAS 157, FSP 157-1, FSP 157-3 and FSP 157-4 did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of FSP 157-2 with regards to the potential impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of SFAS 159 in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption of SFAS 159 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of SFAS 161 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

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

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010), as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact of FSP 03-6-1.

Emerging Issues Task Force Issue No. 08-7

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The EITF reached a final consensus that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. If the final consensus is ratified by the FASB, the guidance in EITF 08-7 will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of EITF 08-7, but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. We have elected to adopt FSP 107-1, FSP 157-4, FAS 115-2 and FAS 124-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected to adopt FSP 115-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

9. STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The 2008 Plan replaced the 1987 Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of 4,063,000 shares of the Company’s common stock for delivery under awards that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an “Award”). The shares of common stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

The share limit under the 2008 Plan increases on the first day of each year for the first five consecutive years by an amount equal to the lesser of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7,500,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect to any “Full-Value Award” granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. “Full-Value Award” means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

In the quarters ended March 29, 2009 and March 30, 2008, stock-based compensation expense of stock awards decreased operating income by $6,976,000 and $5,184,000, respectively. In the six months ended March 29, 2009 and March 30, 2008, stock-based compensation expense of stock awards decreased operating income by $14,891,000 and $11,325,000, respectively. Compensation expense for stock awards was calculated based on the date of grant using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Six Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
March 29, 2009
Option grants	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%
Restricted stock awards	1,291,267		$21.13
March 30, 2008
Option grants	2,059,840	$26.94	$7.60	3.7%	0.0%	2.7	38.0%
Restricted stock awards	515,672		$28.40

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

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net Sales:
United States	$50,673	$42,977	$103,718	$103,156
Europe	34,693	34,385	71,502	57,511
Asia	20,327	49,303	61,067	89,472

Total	$105,693	$126,665	$236,287	$250,139

Commercial Air / Satellite	$26,149	$24,891	$60,002	$48,371
Defense	39,397	41,764	84,381	80,763
Industrial / Semicap	7,796	9,216	18,837	20,382
Medical	17,421	16,662	37,861	32,878
Mobile Connectivity	9,220	19,681	22,167	39,615
Notebook/LCD TV/Display	5,710	14,451	13,039	28,130

Total	$105,693	$126,665	$236,287	$250,139

	March 29, 2009	September 28, 2008
Tangible long lived assets:
United States	$61,976	$64,674
Europe	11,810	10,030
Asia	3,529	3,885

Total	$77,315	$78,589

11. INCOME TAXES

The Company had gross unrecognized tax benefits of approximately $16,819,000 and $15,343,000 related to various U.S. and foreign jurisdictions at March 29, 2009 and September 28, 2008, respectively. These amounts include approximately $2,917,000 and $2,524,000 of interest and penalties at March 29, 2009 and September 28, 2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

12. RESTRUCTURING AND SEVERANCE CHARGES

In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 7% and 2% of net sales in the first six months of fiscal years 2009 and 2008, respectively. The increase in the sales percentage relates to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

For the six months ended March 29, 2009, we recorded restructuring expenses of $53,000 related to consolidation activities for the Broomfield facility and paid $59,000. We expect the Broomfield facility will cease operations by the end of the third quarter of our current fiscal year, at which time payments on substantially all the accrued amounts will begin with substantially all amounts expected to be paid within twelve months of plant closure. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	53
Cash expenditures	(59)

Balance at March 29, 2009	$953

For the six months ended March 29, 2009, we recorded restructuring expenses of $6,380,000, in accordance with SFAS 112, related to severance from a reduction in force at our various facilities. These restructuring activities covered approximately 275 individuals in manufacturing, engineering and sales. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time related to an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	6,380
Cash expenditures	(2,196)
Other non-cash settlement	(286)

Balance at March 29, 2009	$5,199

In connection with these restructuring items, we incurred an impairment charge of $590,000 related to the retirement of manufacturing fixed assets which will be disposed. Expense related to this impairment charge is recorded in cost of goods sold.

13. REVOLVING CREDIT FACILITY

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75,000,000, $60,000,000 and $50,000,000 in the agreement’s first, second and third years, respectively. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds from borrowings under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowings bear interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and limitations on available amounts of borrowings. These conditions and limitations may result in available amounts of borrowing being less than the maximum available borrowing amount.

As of March 29, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of March 29, 2009, we were in the third year of the agreement, $400,000 was outstanding in the form of a letter of credit, there were no borrowings outstanding against the Revolving Credit Agreement and $49,600,000 was available for borrowing under the Revolving Credit Agreement.

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

14. ACQUISITION

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. This acquisition did not significantly impact results of operations, and on a pro forma basis, would not be material to our results of operations for the quarter or six months ended March 29, 2009. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”).

The preliminary purchase consideration is as follows (amounts in thousands):

Cash consideration to Electro Module, Inc. stockholders	$23,198
Direct transaction fees and expenses	53

Total consideration	$23,251

The preliminary purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$1,372
Accounts receivable	5,725
Inventories	1,402
Other current assets	4,321
Property and equipment, net	1,105
Goodwill	9,550
Intangible assets	13,230
Accounts payable	(2,072)
Accrued liabilities	(5,958)
Deferred income tax liability – long term	(5,084)
Other non-current liabilities	(340)

Total consideration	$23,251

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$9,190	3 to 8
Backlog	1,840	3
Customer relationships	1,880	10
Trade name	320	3

	$13,230

15. SUBSEQUENT EVENT

In the third quarter of fiscal year 2009, we purchased substantially all the assets of the Defense and Security business of Endwave Corporation for an estimated purchase consideration of approximately $28.0 million in cash and assumption of certain liabilities. We expect to report a preliminary allocation of the estimated purchase consideration when we file our Form 10-Q for the third quarter of fiscal year 2009.

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

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our net sales in the second quarter or first six months of fiscal years 2009 or 2008. We also serve a variety of end markets, which we generally classify as follows:

•

Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays and silicon-controlled rectifiers (“SCRs”). These products are utilized in a variety of applications including radar and communications, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial air / Satellite—Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including commercial air electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

RESTRUCTURING

In April 2005, we announced the consolidation of operations in Broomfield, Colorado into other Microsemi facilities. Broomfield has approximately 70 employees and occupies a 130,000 square foot owned facility. Broomfield accounted for approximately 7% and 2% of net sales in the first six months of fiscal years 2009 and 2008, respectively. The increase in the sales percentage relates to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. In the second quarter of fiscal year 2005, we recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006.

For the six months ended March 29, 2009, we recorded restructuring expenses of $53,000 related to consolidation activities for the Broomfield facility and paid $59,000. We expect the Broomfield facility will cease operations by the end of the third quarter of our current fiscal year, at which time payments on substantially all the accrued amounts will begin with substantially all amounts expected to be paid within twelve months of plant closure. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	53
Cash expenditures	(59)

Balance at March 29, 2009	$953

For the six months ended March 29, 2009, we recorded restructuring expenses of $6,380,000, in accordance with SFAS 112, related to severance from a reduction in force at our various facilities. These restructuring activities covered approximately 275 individuals in manufacturing, engineering and sales. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time related to an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	6,380
Cash expenditures	(2,196)
Other non-cash settlement	(286)

Balance at March 29, 2009	$5,199

In connection with these restructuring items, we incurred an impairment charge of $590,000 related to retirement of manufacturing fixed assets which will be disposed. Expense related to this impairment is recorded in cost of goods sold.

ACQUISITION

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and Babcock, Inc., its wholly-owned subsidiary. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. This acquisition did not significantly impact results of operations and on a pro forma basis would not be material to our results of operations for the quarter or six months ended March 29, 2009. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”).

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 29, 2009 COMPARED TO THE QUARTER AND SIX MONTHS ENDED MARCH 30, 2008

Net sales decreased $21.0 million or 16.6% to $105.7 million for the second quarter of fiscal year 2009 (“Q2 2009”) from $126.7 million for the second quarter of fiscal year 2008 (“Q2 2008”). Net sales decreased $13.8 million or 5.5% to $236.3 million for the six months ended March 29, 2009 (“2009 YTD”) from $250.1 million for the six months ended March 30, 2008 (“2008 YTD”). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Commercial Air / Satellite	$26,149	$24,891	$60,002	$48,371
Defense	39,397	41,764	84,381	80,763
Industrial / Semicap	7,796	9,216	18,837	20,382
Medical	17,421	16,662	37,861	32,878
Mobile Connectivity	9,220	19,681	22,167	39,615
Notebook/LCD TV/Display	5,710	14,451	13,039	28,130

Total	$105,693	$126,665	$236,287	$250,139

Net sales in the commercial air / satellite end market increased $1.2 million to $26.1 million in Q2 2009 from $24.9 million in Q2 2008 and increased $11.6 million to $60.0 million in 2009 YTD from $48.4 million in 2008 YTD. Net sales in both periods have maintained relative stability though growth in the most recent quarter was impacted by an effort to rebalance sales of sole source product from distributors directly to the end customer. The increase in net sales between 2009 YTD and 2008 YTD was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. In the most recent quarter, the overall commercial air market has been negatively impacted by the slowing global economy. Falling oil prices have postponed the near-term delivery of more efficient aircraft and limited financing availability has negatively impacted this market. Our sales into the refurbishment market have also been negatively impacted as existing aircraft have been temporarily removed from active service due to lower travel demand. Sales into satellite applications remain stable, and overall, we expect that net sales in this end market will remain stable next quarter.

Net sales in the defense end market decreased $2.4 million to $39.4 million in Q2 2009 from $41.8 million in Q2 2008 and increased $3.6 million to $84.4 million in 2009 YTD from $80.8 million in 2008 YTD. Net sales in both periods have maintained relative stability though growth in the most recent quarter was negatively impacted by an effort to rebalance sales of sole source product from distributors directly to the end customer. We expect that this realignment will have only a minimal effect on net sales in the upcoming quarter and that net sales in this end market will remain stable next quarter.

Net sales in the industrial / semicap market decreased $1.4 million to $7.8 million in Q2 2009 from $9.2 million in Q2 2008 and decreased $1.6 million to $18.8 million in 2009 YTD from $20.4 million in 2008 YTD. In the current economic environment, semiconductor companies have substantially reduced their capital expenditures which negatively impacted this end market in Q2 2009 and 2009 YTD. Visibility remains limited and we expect that net sales in this end market will decrease in the next quarter.

Net sales in the medical end market increased $0.7 million to $17.4 million in Q2 2009 from $16.7 million in Q2 2008 and increased $5.0 million to $37.9 million in 2009 YTD from $32.9 million in 2008 YTD. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. The implantable market continues to show double digit growth as demonstrated by recent press announcements from implantable defibrillator and pacemaker manufacturers. While sales in the MRI market have slowed due to the capital nature of MRI equipment, overall, we expect that our overall dollar content in medical applications will grow and that net sales in this end market will increase in the next quarter.

Net sales in the mobile connectivity end market decreased $10.5 million to $9.2 million in Q2 2009 from $19.7 million in Q2 2008 and decreased $17.4 million to $22.2 million in 2009 YTD from $39.6 million in 2008 YTD. While enterprise demand has waned in the current economic environment, resulting in net sales declines in Q2 2009 and 2009 YTD as compared to the prior year period, we believe this end market is showing some signs of stabilization and that net sales in this end market will increase modestly in the next quarter.

Net sales in the notebook / LCD television / display end market decreased $8.8 million to $5.7 million in Q2 2009 from $14.5 million in Q2 2008 and decreased $15.1 million to $13.0 million in 2009 YTD from $28.1 from 2008 YTD. While this end market has been negatively impacted by the effects of the economic slowdown, resulting in net sales declines in both Q2 2009 and 2009 YTD as compared to the prior year period, we see excellent long-term prospects for our lighting products in both CCFL and LED driven technologies. We continued to introduce new products in the last quarter with the goal of increasing our market share in the emerging less than 40-inch television market and the netbook PC market. Given our new product offerings, we expect that net sales in this end market will increase modestly in the next quarter. A breakout of net sales by originating geographic area is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net Sales:
United States	$50,673	$42,977	$103,718	$103,156
Europe	34,693	34,385	71,502	57,511
Asia	20,327	49,303	61,067	89,472

Total	$105,693	$126,665	$236,287	$250,139

Between Q2 2009 and Q2 2008, net sales originating from the United States and Europe increased $7.7 million and $0.3 million, respectively, while net sales originating from Asia decreased $29.0 million. The increase in net sales originating from the United States was primarily due to recent acquisitions and the relative stability in commercial air/satellite, defense and medical end markets which are primarily sourced from the United States. The decrease in net sales in Asia was primarily due to a decrease in net sales of products, primarily in the mobile connectivity and notebook / LCD TV / display end markets, shipped from our facilities in Asia.

Between the 2009 YTD and 2008 YTD, net sales originating from the United States and Europe increased $0.6 million and $14.0 million, respectively, while net sales originating from Asia decreased $28.4 million. The increase in net sales originating from Europe was primarily due to the transition of product lines to our facility in Ireland. The decrease in net sales in Asia was primarily due to a decrease in net sales of products, primarily in the mobile connectivity and notebook / LCD TV / display end markets, shipped from our facilities in Asia.

On April 23, 2009, we announced that for the third quarter of fiscal year 2009, we expect our net sales will be between a range of minus 3 percent and plus 2 percent, sequentially.

Gross profit decreased $22.5 million to $32.7 million (31.0% of sales) for Q2 2009 from $55.2 million (43.6% of sales) for Q2 2008. Gross profit decreased $14.6 million to $93.1 million (39.4% of sales) for 2009 YTD from $107.7 million (43.1% of sales) for 2008 YTD. Gross profit in both periods was negatively impacted by an overall decrease in net sales, $10.2 million in inventory write-downs and a $0.6 million impairment of manufacturing assets related to the restructuring. The inventory write-down component relates to product lines that do not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined.

Selling, general and administrative expenses increased $4.7 million to $31.2 million for Q2 2009 from $26.5 million for Q2 2008. Selling, general and administrative expenses increased $8.5 million to $61.8 million for 2009 YTD from $53.3 million for 2008 YTD. The increase between the quarters was due primarily to higher legal expenses of $2.9 million and higher stock based compensation of $1.8 million. The increase between the fiscal years was due primarily to higher legal expenses of $3.9 million, higher stock based compensation of $3.6 million and marginally higher administrative expenses from recent acquisitions. As a result of restructuring activities and cost control measures, we expect that selling, general and administrative expenses will decrease in the third quarter of fiscal year 2009.

Research and development expense decreased $1.1 million to $10.2 million in Q2 2009 from $11.3 million in Q2 2008. Research and development expenses decreased $1.4 million to $21.0 million in 2009 YTD from $22.4 million in 2008 YTD. The decreases in both periods were due to recent restructuring and cost control measures. We expect that these actions will result in a decrease in research and development expenses in the third quarter of fiscal year 2009.

Amortization of intangible assets increased $0.8 million to $3.6 million for Q2 2009 from $2.8 million in Q2 2008. Amortization of intangible assets increased $0.9 million to $6.8 million for 2009 YTD from $5.9 million in 2008 YTD. The increase over the comparable prior year period was primarily a result of the additional identifiable intangible assets recorded from acquisitions that occurred subsequent to Q2 2008.

Restructuring and severance charges increased for Q2 2009 and 2009 YTD from the comparable prior year periods as a result of restructuring activities incurred in these periods and discussed in the Restructuring section above.

The effective tax rate was 0.5% for Q2 2009 and 25.2% for Q2 2008. The effective tax rate was 74.6% for 2009 YTD and 27.1% for 2008 YTD. Though we incurred a loss before taxes in both Q2 2009 and 2009 YTD, we had income tax expense, primarily due to the non-deductibility of certain stock based compensation charges. Absent the impact of these charges, the effective tax rates for Q2 2009 and 2009 YTD would have been (1.8)% and 55.2%, respectively, with the reduction in effective tax rate as compared to Q2 2008 and 2008 YTD due to a shift of income earned to lower tax rate jurisdictions. In addition, the retroactive reinstatement of the federal research and development tax credit to January 1, 2008 decreased the effective tax rate for 2009 YTD by approximately 49.4%. Our effective tax rate has also continued to decrease as compared to prior year periods due to a shift of income earned to lower tax rate jurisdictions.

The Company had gross unrecognized tax benefits of approximately $16.8 million and $15.3 million related to various U.S. and foreign jurisdictions at March 29, 2009 and September 28, 2008, respectively. These amounts include approximately $2.9 million and $2.5 million of interest and penalties at March 29, 2009 and September 28, 2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by tax authorities.

Net sales for Q2 2009 declined compared to Q2 2008 and the first quarter of fiscal year 2009 and net sales for 2009 YTD declined compared to 2008 YTD. We also incurred a net loss in Q2 2009 and 2009 YTD. While we have indications of potential increases in net sales in future periods and we have initiated several cost control measures, sustained declines in net sales and continued net losses may result in impairments of goodwill, other intangible assets and property, plant and equipment.

CAPITAL RESOURCES AND LIQUIDITY

As of March 29, 2009, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the ordinary course of business in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available Revolving Credit Agreement.

In the third quarter of fiscal year 2009, we purchased substantially all the assets of the Defense and Security business of Endwave Corporation for an estimated purchase consideration of approximately $28.0 million in cash and assumption of certain liabilities. We financed this purchase using our cash and cash equivalents.

We had $185.8 million and $107.2 million in cash and cash equivalents at March 29, 2009 and September 28, 2008, respectively. In 2009 YTD, we financed our operations with cash generated from operations.

Accounts receivable decreased $19.0 million to $84.5 million at March 29, 2009 from $103.5 million at September 28, 2008. The decrease in accounts receivable was primarily due to lower sales in Q2 2009 versus the fourth quarter of fiscal year 2008.

Inventories decreased $3.6 million, to $118.1 million at March 29, 2009 from $121.7 million at September 28, 2008, with the decrease due primarily to an inventory write-down of $10.2 million recorded in Q2 2009 offset by expansion at our Ireland facility and the impact of inventories acquired from recent acquisitions.

Current liabilities decreased $5.9 million to $61.3 million at March 29, 2009 from $67.2 million at September 28, 2008. The decrease was due primarily to a reduction in accounts payable of $7.8 million, accrued bonuses of $7.6 million, offset in part by an increase of $3.9 million related to accrued severance and $6.2 million related to current liabilities from recent acquisitions.

Net cash provided by operating activities increased $3.0 million to $45.9 million in 2009 YTD from $42.9 million in 2008 YTD. Significant factors that increased net cash provided by operating activities included lower accounts receivable of $32.9 million, $5.1 million lower inventory and $3.5 million in lower deferred income taxes. 2009 YTD net income also included higher stock based compensation and depreciation and amortization of $3.6 million and $1.9 million, respectively. Offsetting these increases were lower net income of $21.8 million, lower accounts payable and accrued liabilities of $12.4 million and lower income taxes payable of $8.7 million.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 29, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 29, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these securities and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended March 29, 2009, we have classified both the investment and credit facility as non-current.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date and Level 3 — unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected to measure the fair value of the auction rate securities settlement agreement at fair value.

We also adopted Financial Accounting Standards Board Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

We also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Our cash and cash equivalents are classified as Level 1 and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of March 29, 2009, that non-performance risk was nominal. At March 29, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.5 million would occur.

Net cash used in investing activities was $14.3 million for 2009 YTD and $83.9 million for 2008 YTD. Net cash used in investing activities in 2009 YTD primarily consisted of $21.9 million in net consideration paid related to the acquisition of Babcock, Inc. and $7.3 million in purchases of property, plant and equipment. These amounts were offset in part by $15.5 million in proceeds from the disposition of available for sale securities. In 2008 YTD, net cash used in investing activities primarily consisted of $8.8 million in net consideration paid related to the acquisitions of Microwave Device Technology Corporation and TSI Microelectronics Corporation and $10.7 million related to the purchases of property, plant and equipment. In addition, net cash used in investing activities increased $62.9 million due to an investment in available for sale securities.

Net cash provided by financing activities was $47.1 million in 2009 YTD and $9.0 million in 2008 YTD. Net cash provided by financing activities in Q1 2009 consisted primarily of proceeds from the auction rate security credit facility and stock option exercises. Net cash provided by financing activities in 2008 YTD consisted primarily of $7.1 million in proceeds from stock option exercises and $1.0 million in excess tax benefits from stock awards.

Current ratios were 6.8 to 1 and 6.2 to 1 at March 29, 2009 and September 28, 2008, respectively.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds from borrowings under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon the Company’s choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If the Company elects a Eurodollar based Advance, the borrowings bear interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with the Company’s Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and limitations on available amounts of borrowings. These conditions and limitations may result in available amounts of borrowing being less than the maximum available borrowing amount.

As of March 29, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of March 29, 2009, we were in the third year of the agreement, $0.4 million was outstanding in the form of a letter of credit, there were no borrowings outstanding against the Revolving Credit Agreement and $49.6 million was available for borrowing under the Revolving Credit Agreement.

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

The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010 and given the current economic environment, we expect that costs associated with a new credit facility such as up front fees, unused fees, facility fees and spreads to base interest rates will increase substantially relative to our current facility. We also expect that covenants associated with a new credit facility will also be more restrictive. If costs and covenants associated with a new credit facility are excessively high, we may negotiate a credit facility with maximum borrowing amounts that are less than the $50 million available from our current facility. Higher costs of a new credit facility and a lower maximum borrowing amount could adversely affect our financial results or ability to expand our operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FSP 157-1, “Application of FASB Statement No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Partial Deferral of the Effective Date of Statement 157”. In October 2008, the FASB released FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. In April 2009, the FASB released FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.

FSP 157-1 removes leasing transactions accounted for under FASB Statement SFAS No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

We adopted the provisions of SFAS 157, FSP 157-1, FSP 157-2 and FSP 157-3 in the first quarter of fiscal year 2009 and the provisions of FSP 157-4 in the second quarter of fiscal year 2009. The adoption of SFAS 157, FSP 157-1, FSP 157-3 and FSP 157-4 did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of FSP 157-2 with regards to the potential impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of SFAS 159 in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption of SFAS 159 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141R, “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of SFAS 161 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). We are currently evaluating the potential impact of FAS 142-3 but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

In June 2009, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010), as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact of FSP 03-6-1.

Emerging Issues Task Force Issue No. 08-7

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF 08-7, “Accounting for Defensive Intangible Assets”. The EITF reached a final consensus that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. If the final consensus is ratified by the FASB, the guidance in EITF 08-7 will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of EITF 08-7, but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. We have elected to adopt FSP 107-1, FSP 157-4, FAS 115-2 and FAS 124-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected to adopt FSP 115-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

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

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 29, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 29, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these securities and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended March 29, 2009, we have classified both the investment and credit facility as non-current.

We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB. We also settle some sales in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have not conducted a foreign currency hedging program thus far. We have and may continue to consider the adoption of a foreign currency hedging program.

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading or speculative purposes or to hedge exposure to interest rate risks. Our other financial instruments consist primarily of cash, accounts receivable, investment in available for sale securities, accounts payable, outstanding balances on credit facilities and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. Accordingly, we have not engaged in transactions intended to hedge our exposure to changes in interest rates.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009.

(b)	Changes in internal control over financial reporting.

During the second quarter of fiscal year 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case, discovery has commenced and fact discovery is scheduled to be completed by May 30, 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss, in accordance with SFAS 5, “Accounting for Contingencies.”

On December 18, 2008, the Department of Justice instituted a proceeding against us in the United States District Court for the Eastern District of Virginia in connection with our acquisition of certain assets from SEMICOA. In the complaint, the Department of Justice alleges that the Company’s acquisition of assets from SEMICOA substantially lessened competition in the manufacture and sale of certain small signal transistors and diodes that meet Department of Defense standards. The principal remedy requested by the Department of Justice is divestiture of the assets acquired. We intend to defend the case vigorously.

On January 9, 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. We are cooperating with the investigation.

Item 1A.	RISK FACTORS

Except for the first four risk factors listed below, there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 21, 2008. For the convenience of our readers, our updated risk factors are included below in this Item 1A and we recommend that they be read in their entirety.

Negative worldwide economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can depress product prices and increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Our operating results may fluctuate in future quarterly periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future quarterly periods, fluctuations in net sales and operating results from quarter to quarter. Our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	inventory obsolescence or write-downs;

•	variations in the cost of components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.

Due to the current economic environment, credit facility costs are expected to increase substantially, covenants are expected to become more restrictive and availability of credit may be limited, all of which could adversely affect our financial results or ability to expand our operations.

Our current three year revolving credit facility expires in January 2010 and given the current economic environment, we expect that costs associated with a new credit facility such as up front fees, unused fees, facility fees and spreads to base interest rates will increase substantially relative to our current facility. We also expect that covenants associated with a new credit facility will also be more restrictive. If costs and covenants associated with a new credit facility are excessively high, we may negotiate a credit facility with maximum borrowing amounts that are less than the $50 million from our current facility. Higher costs of a new credit facility and a lower maximum borrowing amount could adversely affect our financial results or ability to expand our operations.

Unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities could affect our financial results.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could affect our operating results, cash flows and financial condition.

Our investments in securities, including auction rate securities, subject us to principal, liquidity and counterparty risks that could adversely affect our financial results

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 29, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 29, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010; and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” credit facility, which resulted in an increase to cash and auction rate securities credit facility of $46.6 million, respectively. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these securities and use the proceeds to repay the credit facility no later than June 30, 2010. As such, in the current quarter, we have classified both the investment and auction rate securities credit facility as non-current.

For our investment in auction rate securities, we evaluated counterparty risk with regards the settlement agreement and concluded, as of March 29, 2009, that non-performance risk was nominal. At March 29, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.5 million would occur.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regards to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regards to the settlement. Should this financial institution be unable to meet its obligation with regards to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to exercise our rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest, or at all.

Downturns in the highly cyclical semiconductor industry have in the past adversely affected our operating results, cash flows and the value of our business, and may continue to do so in the future.

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in a large number of markets, including the mobile connectivity, automotive, telecommunications, computers/peripherals, defense and aerospace, space/satellite, industrial/commercial and medical markets. Each of these end-markets has in the past experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.

Current economic conditions may adversely affect our business, financial condition, cash flow and results of operations.

Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the U.S. mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the U.S. federal government’s interventions in the U.S. financial and credit markets. These conditions have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Further, given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition, cash flows and results of operations will be adversely affected.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 33% of net sales for each of fiscal years 2006 and 2007 and 40% for fiscal year 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, Singapore, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	Legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	Tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	Fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	Trade restrictions;

•	Transportation delays;

•	Communication interruptions;

•	Work stoppages or disruption of local labor supply and/or transportation services;

•	Economic and political instability, particularly the current uncertainty in the global financial markets;

•	Acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza or the Swine Flu Virus), which could disrupt our manufacturing and logistical activities;

•	Changes in import/export regulations, tariffs and freight rates;

•	Difficulties in collecting receivables and enforcing contracts generally; and

•	Currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

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

The market price of our stock has fluctuated widely. Between October 1, 2007 and March 29, 2009, the market sale price of our common stock ranged between a low of $7.06 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods. The current negative worldwide economic conditions and market instability has also resulted in hesitance of our customers to place orders with long delivery schedules which contributes to limited visibility into our markets.

Our inventory levels have risen, which adversely affects cash flow.

Our inventory levels have recently risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory build up is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on February 19, 2009.

(b)	On Proposal 1 – Election of Directors, the stockholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified. The votes received were as follows:

	For	Withheld
Dennis R. Leibel	57,364,828	14,882,781
James J. Peterson	60,767,031	11,480,578
Thomas R. Anderson	65,883,787	6,363,822
William E. Bendush	65,728,593	6,519,016
William L. Healey	57,942,844	14,304,765
Paul F. Folino	57,972,883	14,274,726
Matthew E. Massengill	57,769,752	14,477,857

On Proposal 2 – Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009. The votes received were as follows:

For	Against	Abstain
69,231,501	2,623,574	392,534

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreements†*

10.2	Third Amendment to the Revolving Credit Agreement dated January 23, 2009 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: April 30, 2009	By:	/s/ JOHN W. HOHENER
John W. Hohener
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreements†*

10.2	Third Amendment to the Revolving Credit Agreement dated January 23, 2009 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2008†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.