Form 10-Q
period 2009-06-28
MICROSEMI CORP
filed 2009-07-30
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2009

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 21, 2009 was 81,363,133.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION

WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR-ENDED SEPTEMBER 28, 2008

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

•	demand, growth and sales expectations for our products;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	tax exposure and tax rates;

•	expectations regarding financial and operating results;

•	expectations regarding our business outlook;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included in this Quarterly Report on Form 10-Q, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates shall necessarily prove correct or that all of our objectives or plans shall necessarily be achieved. You are, therefore, cautioned not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and we undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and nine months ended June 28, 2009 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the nine months ended June 28, 2009, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of June 28, 2009 and September 28, 2008, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 28, 2009	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$180,543	$107,197
Investment in available for sale auction rate securities	—	62,000
Accounts receivable, net of allowance for doubtful accounts of $2,130 and $1,731 at June 28, 2009 and September 28, 2008, respectively	75,022	103,467
Inventories	112,144	121,726
Deferred income taxes	14,107	13,375
Other current assets	20,572	10,921

Total current assets	402,388	418,686

Investment in available for sale auction rate securities	46,550	—
Property and equipment, net	78,160	78,589
Deferred income taxes	2,843	6,456
Goodwill	226,620	201,183
Other intangible assets, net	60,932	49,242
Other assets	6,925	6,452

TOTAL ASSETS	$824,418	$760,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,139	$29,425
Accrued liabilities	36,802	37,395
Current maturity of long-term liabilities	419	406

Total current liabilities	56,360	67,226

Auction rate securities credit facility	46,550	—
Other long term liabilities	21,131	20,212

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 81,359 and 79,797 at June 28, 2009 and September 28, 2008, respectively	16,271	15,959
Capital in excess of par value of common stock	505,840	483,233
Retained earnings	177,937	173,498
Accumulated other comprehensive income	329	480

Total stockholders’ equity	700,377	673,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,418	$760,608

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$107,007	$129,255	$343,294	$379,394
Cost of sales	61,838	71,103	204,980	213,509

Gross profit	45,169	58,152	138,314	165,885

Operating expenses:
Selling, general and administrative	25,748	25,811	87,571	79,066
Research and development	10,032	11,013	31,008	33,462
Amortization of intangible assets	4,154	2,815	10,960	8,730
Restructuring and severance charges	151	364	6,584	2,577
In process research and development	1,310	—	1,310	440

Total operating expenses	41,395	40,003	137,433	124,275

Operating income	3,774	18,149	881	41,610

Other income (expense):
Interest income	154	544	1,155	2,583
Interest expense	(63)	(62)	(301)	(150)
Other, net	878	7	1,058	(123)

Total other income	969	489	1,912	2,310

Income before income taxes	4,743	18,638	2,793	43,920
Provision (benefit) for income taxes	(3,099)	4,701	(1,646)	11,555

NET INCOME	$7,842	$13,937	$4,439	$32,365

Earnings per share:
Basic	$0.10	$0.18	$0.06	$0.42

Diluted	$0.10	$0.17	$0.06	$0.41

Common and common equivalent shares outstanding:
Basic	79,696	78,324	79,376	77,274

Diluted	80,410	80,476	80,077	79,359

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income	$4,439	$32,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,796	20,812
Stock-based compensation	20,614	16,163
In process research and development	1,310	440
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	35,565	(11,119)
Inventories, net	15,179	(220)
Other current assets	(5,338)	6,219
Other assets	115	(195)
Impairment of long lived assets	687	—
Deferred income taxes	(2,320)	(5,862)
Accounts payable and accrued liabilities	(19,844)	943
Income taxes payable	(909)	11,035
Other long term liabilities	592	459

Net cash provided by operating activities	74,886	71,040

Cash flows from investing activities:
Proceeds from sale of available for sale auction rate securities	15,450	75
Purchases of available for sale auction rate securities	—	(62,875)
Purchases of property and equipment	(10,120)	(17,029)
Changes in other assets	(441)	(2,470)
Payments for acquisitions, net of cash acquired	(55,280)	(8,799)

Net cash used in investing activities	(50,391)	(91,098)

Cash flows from financing activities:
Borrowings from credit facility	—	966
Proceeds from auction rate securities credit facility	46,550	—
Excess tax benefit—stock awards	65	1,941
Exercise of stock options	2,236	17,864

Net cash provided by financing activities	48,851	20,771

Net increase in cash and cash equivalents	73,346	713
Cash and cash equivalents at beginning of period	107,197	107,685

Cash and cash equivalents at end of period	$180,543	$108,398

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year-ended September 28, 2008. Management has evaluated events subsequent to the fiscal quarter end date of June 28, 2009 through July 30, 2009, the filing date of this Form 10-Q.

Significant Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year-ended September 28, 2008.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	June 28, 2009	September 28, 2008
Raw materials	$33,360	$35,693
Work in progress	45,492	59,434
Finished goods	33,292	26,599

	$112,144	$121,726

3.	INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At June 28, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at June 28, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46,550,000 via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46,550,000 in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended June 28, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as non-current.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1—quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3—unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of June 28, 2009, that non-performance risk was nominal. At June 28, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	June 28, 2009	September 28, 2008
Goodwill	$226,620	$201,183

Other intangible assets, net
Completed technology	$41,227	$41,216
Customer relationships	15,243	5,399
Backlog	3,344	1,496
Trade names	1,118	1,131

	$60,932	$49,242

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$15,887	$12,915	$8,578	$8,157	$6,778

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5406260 assigned to ChriMar and requests, among other things, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case, and discovery has commenced and is currently expected to continue through August 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss, in accordance with SFAS No. 5, “Accounting for Contingencies.”

The Department of Justice has instituted a proceeding against us in connection with our acquisition of certain assets from SEMICOA. The principal remedy requested by the Department of Justice is divestiture of the assets acquired. In addition, the International Trade Commission has commenced an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 28, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

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

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$7,842	$13,937	$4,439	$32,365
Translation adjustment	288	(13)	(151)	458

Comprehensive income	$8,130	$13,924	$4,288	$32,823

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share (“EPS”) for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
BASIC
Net income	$7,842	$13,937	$4,439	$32,365

Weighted-average common shares outstanding for basic	79,696	78,324	79,376	77,274

Basic earnings per share	$0.10	$0.18	$0.06	$0.42

DILUTED
Net income	$7,842	$13,937	$4,439	$32,365

Weighted-average common shares outstanding for basic	79,696	78,324	79,376	77,274
Dilutive effect of stock awards	714	2,152	701	2,085

Weighted-average common shares outstanding on a diluted basis	80,410	80,476	80,077	79,359

Diluted earnings per share	$0.10	$0.17	$0.06	$0.41

For the quarter and nine months ended June 28, 2009, approximately 10,449,000 and 9,637,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and nine months ended June 29, 2008, approximately 3,392,000 and 7,081,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-1,

“Application of FASB Statement No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). In October 2008, the FASB released FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). In April 2009, the FASB released FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).

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

We adopted the provisions of SFAS 157, FSP 157-1, FSP 157-2 and FSP 157-3 in the first quarter of fiscal year 2009 and the provisions of FSP 157-4 in the second quarter of fiscal year 2009. The adoption of SFAS 157, FSP 157-1, FSP 157-3 and FSP 157-4 did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of FSP 157-2 with regard to the potential impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities.

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

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of SFAS 161 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). The adoption of FSP 142-3 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010), as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact of FSP 03-6-1.

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

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We elected to adopt FSP 107-1, FSP 157-4, FAS 115-2 and FAS 124-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP 115-2 in the second quarter of fiscal year 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of SFAS 165 in the third quarter of fiscal year 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to result in a material impact to our consolidated financial position, results of operations or cash flows.

9. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The share limit under the 2008 Plan increases on the first day of each year for the first five consecutive years by an amount equal to the lowest of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7,500,000 shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect of any “Full-Value Award” granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. “Full-Value Award” means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

In the quarters ended June 28, 2009 and June 29, 2008, stock-based compensation expense of stock awards decreased operating income by $5,723,000 and $4,838,000, respectively. In the nine months ended June 28, 2009 and June 29, 2008, stock-based compensation expense of stock awards decreased operating income by $20,614,000 and $16,163,000, respectively. Compensation expense for stock awards was calculated based on the date of grant using the Black-Scholes option pricing model.

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Nine Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
June 28, 2009
Option grants	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%
Restricted stock awards	1,341,067		$20.84
June 29, 2008
Option grants	2,201,940	$26.77	$7.57	3.6%	0.0%	2.7	38.2%
Restricted stock awards	515,672		$28.40

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

We derive revenue from sales of our high-performance analog and mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air / satellite, defense, industrial / semicap, medical, mobile / connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area and by end market and long lived assets by geographic area are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net Sales:
United States	$54,453	$47,069	$158,171	$150,225
Europe	31,910	37,302	103,412	94,813
Asia	20,644	44,884	81,711	134,356

Total	$107,007	$129,255	$343,294	$379,394

Commercial Air / Satellite	$26,254	$25,886	$86,256	$74,257
Defense	42,585	42,904	126,966	123,667
Industrial / Semicap	6,518	9,186	25,355	29,568
Medical	16,501	16,191	54,362	49,069
Mobile / Connectivity	10,183	20,540	32,350	60,155
Notebook / LCD TV / Display	4,966	14,548	18,005	42,678

Total	$107,007	$129,255	$343,294	$379,394

	June 28, 2009	September 28, 2008
Tangible long lived assets:
United States	$62,296	$64,674
Europe	12,486	10,030
Asia	3,378	3,885

Total	$78,160	$78,589

11. INCOME TAXES

We recorded an income tax benefit of $3,099,000 or 65.3% and $1,646,000 or 58.9% for the quarter and nine months ended June 28, 2009, respectively, and an income tax provision of $4,701,000 or 25.2% and $11,555,000 or 26.3% for the quarter and nine months ended June 29, 2008, respectively. The Company’s effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, research and development credits as a percentage of aggregate pre-tax income and the effectiveness of our tax planning strategies.

We had gross unrecognized tax benefits of approximately $16,982,000 and $15,343,000 related to various U.S. and foreign jurisdictions at June 28, 2009 and September 28, 2008, respectively. These amounts include approximately $2,911,000 and $2,524,000 of interest and penalties at June 28, 2009 and September 28, 2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. Currently, there is insufficient information related to any possible federal, state or foreign audit to quantify any changes in the unrecognized tax benefits that may occur in the next twelve months.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2008 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute expiration, interest and penalties.

12. RESTRUCTURING AND SEVERANCE CHARGES

In 2005, we announced the consolidation of operations in Broomfield, Colorado, a 130,000 square foot facility, into other Microsemi facilities and recorded estimated severance payments of $1,134,000 in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. Broomfield accounted for approximately 7% and 5% of net sales in the first nine months of fiscal years 2009 and 2008, respectively. The increase in the sales percentage related to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. As of the quarter ended June 28, 2009, Broomfield had approximately 50 employees.

The Broomfield facility ceased operations at the end of the third quarter of our current fiscal year, and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	115
Cash expenditures	(373)

Balance at June 28, 2009	$701

For the nine months ended June 28, 2009, we recorded restructuring expenses of $6,469,000, in accordance with SFAS 112, related to severance from a reduction in force at our various facilities. These restructuring activities covered approximately 275 individuals in manufacturing, engineering and sales. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time based on an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	6,469
Cash expenditures	(4,352)
Other non-cash settlement	(613)

Balance at June 28, 2009	$2,805

In connection with these restructuring items, we incurred an impairment charge of $590,000 in the nine months ended June 28, 2009, related to the retirement of manufacturing fixed assets that will be disposed. Expense related to this impairment charge was recorded in cost of goods sold.

13. REVOLVING CREDIT FACILITY

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75,000,000, $60,000,000 and $50,000,000 in the agreement’s first, second and third years, respectively. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds from borrowings under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon our choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If we elect a Eurodollar based Advance, the borrowings bear interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with our Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and limitations on available amounts of borrowings. These conditions and limitations may result in available amounts of borrowing being less than the maximum available borrowing amount.

As of June 28, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of June 28, 2009, we were in the third year of the agreement, there were no borrowings outstanding against the Revolving Credit Agreement, $400,000 was outstanding in the form of a letter of credit, and $49,600,000 was available for borrowing under the Revolving Credit Agreement.

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

The Revolving Credit Agreement is unsecured, which means that the facility does not subject any of our assets to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings, without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Analog Mixed Signal Group, Microsemi Corp.—Analog Mixed Signal Group, Ltd., Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

14. ACQUISITIONS

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp.—Power Management Group” (“PMG”).

The preliminary purchase consideration is as follows (amounts in thousands):

Cash consideration to Electro Module, Inc. stockholders	$23,198
Direct transaction fees and expenses	53

Total consideration	$23,251

The preliminary purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s preliminary estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$1,372
Accounts receivable	5,725
Inventories	1,402
Other current assets	4,321
Property and equipment	1,105
Goodwill	11,380
Intangible assets	11,400
Accounts payable	(2,072)
Accrued liabilities	(5,958)
Deferred income tax liability—long term	(5,084)
Other non-current liabilities	(340)

Total consideration	$23,251

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$3,970	3 to 8
Backlog	2,780	3
Customer relationships	4,330	10
Trade name	320	3

	$11,400

In the third quarter of fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems.

The preliminary purchase consideration is as follows (amounts in thousands):

Cash consideration to Endwave Corporation	$28,000
Assumed liabilities	578
Direct transaction fees and expenses	372

Total consideration	$28,950

The preliminary purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s preliminary estimate of the purchase price allocation is as follows (amounts in thousands):

Accounts receivable	$1,055
Inventories	3,966
Other current assets	6
Property and equipment	2,551
Goodwill	12,302
Intangible assets	9,070

Total consideration	$28,950

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$3,330	6
Backlog	2,000	2
Customer relationships	3,740	6

	$9,070

In the third quarter of fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of Nexsem, Inc. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

The preliminary purchase consideration is as follows (amounts in thousands):

Cash consideration to Nexsem, Inc.	$4,800
Assumed liabilities	363
Direct transaction fees and expenses	22

Total consideration	$5,185

The preliminary purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s preliminary estimate of the purchase price allocation is as follows (amounts in thousands):

Accounts receivable	$340
Inventories	387
Property and equipment	434
Other assets	24
Goodwill	790
In process research and development	1,310
Intangible assets	1,900

Total consideration	$5,185

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$520	4
Backlog	90	1
Customer relationships	1,290	4

	$1,900

In-process research and development (“IPR&D”) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility. Accordingly, the $1,310,000 preliminarily allocated to IPR&D was immediately expensed.

The valuation of IPR&D was based on the income approach discounting associated projected cash flows over a five-year expected life and took into account key characteristics such as future prospects, the rate of technological change in the industry, product life cycles, project specific risks, stage of completion and costs to complete. In addition, to reflect the technological reliance of IPR&D on complete technology, a theoretical royalty was deducted from the IPR&D projections and paid to the completed technology projections.

In the aggregate, the pre-tax income, net assets acquired and consideration paid related to these acquisitions did not meet the minimum thresholds for reporting historical results on a pro forma basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year-ended September 28, 2008.

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability individual component semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits.

We currently serve a broad group of customers with none of our customers accounting for more than 10% of our net sales in the third quarter or first nine months of fiscal years 2009 or 2008. We also serve a variety of end markets, which we generally classify as follows:

•

Defense—We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays and silicon-controlled rectifiers (“SCRs”). These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air / Satellite—Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial / Semicap—Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high-voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•

Medical—Our medical products, which include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Mobile / Connectivity—Our mobile and connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet (“PoE”), a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode (“LED”) drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook / LCD TV / Display—Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (“CCFL”) controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

RESTRUCTURING

In 2005, we announced the consolidation of operations in Broomfield, Colorado, a 130,000 square foot facility, into other Microsemi facilities and recorded estimated severance payments of $1,134,000 in accordance with SFAS 112. The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. Broomfield accounted for approximately 7% and 5% of net sales in the first nine months of fiscal years 2009 and 2008, respectively. The increase in the sales percentage related to our customers taking a larger stocking position during the transition of product lines at the Broomfield facility to other Microsemi facilities. As of the quarter ended June 28, 2009, Broomfield had approximately 50 employees.

The Broomfield facility ceased operations at the end of the third quarter of our current fiscal year and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$959
Provisions	115
Cash expenditures	(373)

Balance at June 28, 2009	$701

For the nine months ended June 28, 2009, we recorded restructuring expenses of $6.5 million, in accordance with SFAS 112, related to severance from a reduction in force at our various facilities. These restructuring activities covered approximately 275 individuals in manufacturing, engineering and sales. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time based on an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	6,469
Cash expenditures	(4,352)
Other non-cash settlement	(613)

Balance at June 28, 2009	$2,805

In connection with these restructuring items, we incurred an impairment charge of $0.6 million in the quarter ended March 29, 2009, related to the retirement of manufacturing fixed assets that will be disposed. Expense related to this impairment charge was recorded in cost of goods sold.

ACQUISITIONS

In the first quarter of fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and Babcock, Inc., its wholly-owned subsidiary. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp.—Power Management Group” (“PMG”).

In the third quarter of fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems.

In the third quarter of fiscal year 2009, we also entered into an asset purchase agreement in which we acquired substantially all the assets of Nexsem, Inc. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

In the aggregate, the pre-tax income, net assets acquired and consideration paid related to these acquisitions did not meet the minimum thresholds for reporting historical results on a pro forma basis.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 28, 2009 COMPARED TO THE QUARTER AND NINE MONTHS ENDED JUNE 29, 2008

Net sales decreased $22.3 million or 17.2% to $107.0 million for the third quarter of fiscal year 2009 (“Q3 2009”) from $129.3 million for the third quarter of fiscal year 2008 (“Q3 2008”). Net sales decreased $36.1 million or 9.5% to $343.3 million for the nine months ended June 28, 2009 (“2009 YTD”) from $379.4 million for the nine months ended June 29, 2008 (“2008 YTD”). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Commercial Air / Satellite	$26,254	$25,886	$86,256	$74,257
Defense	42,585	42,904	126,966	123,667
Industrial / Semicap	6,518	9,186	25,355	29,568
Medical	16,501	16,191	54,362	49,069
Mobile / Connectivity	10,183	20,540	32,350	60,155
Notebook / LCD TV / Display	4,966	14,548	18,005	42,678

Total	$107,007	$129,255	$343,294	$379,394

Net sales in the commercial air / satellite end market increased $0.4 million to $26.3 million in Q3 2009 from $25.9 million in Q3 2008 and increased $12.0 million to $86.3 million in 2009 YTD from $74.3 million in 2008 YTD. Net sales in both periods have maintained relative stability though growth in the most recent quarter was impacted by an effort to rebalance sales of proprietary product from distributors directly to end customers. In the most recent quarter, the overall commercial air market was negatively impacted by the slowing global economy. Our sales into the refurbishment market have also been negatively impacted as existing aircraft have been temporarily removed from active service due to lower travel demand. The increase in net sales between 2009 YTD and 2008 YTD was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications remain stable as generally these applications are in a less economically sensitive market. Rates of air traffic decline have slowed and financing conditions appear to have improved, and as such, we expect that net sales in this end market will remain stable next quarter.

Net sales in the defense end market decreased $0.3 million to $42.6 million in Q3 2009 from $42.9 million in Q3 2008 and increased $3.3 million to $127.0 million in 2009 YTD from $123.7 million in 2008 YTD. Net sales in both periods have maintained relative stability though growth in the most recent quarter was negatively impacted by an effort to rebalance sales of proprietary product from distributors directly to end customers. We expect that this realignment will have only a minimal effect on net sales in the upcoming quarter. We expect that appropriations in the United States and allied nations for defense electronics will increase and that net sales in this end market will remain stable next quarter.

Net sales in the industrial / semicap market decreased $2.7 million to $6.5 million in Q3 2009 from $9.2 million in Q3 2008 and decreased $4.2 million to $25.4 million in 2009 YTD from $29.6 million in 2008 YTD. In the current economic environment, semiconductor companies have substantially reduced their capital expenditures which negatively impacted this end market in Q3 2009 and 2009 YTD. Visibility remains limited and a principal customer in this end market expects a more favorable economic environment. As such, we expect that net sales in this end market will remain stable in the next quarter.

Net sales in the medical end market increased $0.3 million to $16.5 million in Q3 2009 from $16.2 million in Q3 2008 and increased $5.3 million to $54.4 million in 2009 YTD from $49.1 million in 2008 YTD. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. The implantable market continues to show double digit growth as demonstrated by recent press announcements from implantable defibrillator and pacemaker manufacturers. However, sales into MRI applications have slowed due to the capital nature of MRI equipment and overall sales in this end market decreased sequentially. While we expect that our overall dollar content in medical applications will grow, especially in implantable medical devices, visibility remains limited in MRI applications. In addition, net sales in Q3 2009 and 2009 YTD benefited from our support of a product launch schedule of a principal implantable device customer. We expect that sales to this customer will moderate in the upcoming quarter. Overall, we expect that net sales in this end market will decrease slightly in the next quarter.

Net sales in the mobile and connectivity end market decreased $10.3 million to $10.2 million in Q3 2009 from $20.5 million in Q3 2008 and decreased $27.8 million to $32.4 million in 2009 YTD from $60.2 million in 2008 YTD. While enterprise demand has waned in the current economic environment, resulting in net sales declines in Q3 2009 and 2009 YTD as compared to the prior year period, net sales in this end market increased sequentially. While visibility remains fairly limited, we believe this end market is showing some signs of stabilization and that net sales in this end market will increase modestly in the next quarter.

Net sales in the notebook / LCD TV / display end market decreased $9.5 million to $5.0 million in Q3 2009 from $14.5 million in Q3 2008 and decreased $24.7 million to $18.0 million in 2009 YTD from $42.7 from 2008 YTD. This end market has been negatively impacted by the effects of the economic slowdown, with the main decreases in parts for automotive navigation systems and notebook storage products. While net sales declined in both Q3 2009 and 2009 YTD as compared to the prior year period, we see excellent long-term prospects for our lighting products in both CCFL- and LED-driven technologies. We continued to introduce new products in this end market with the goal of increasing our market share in the emerging less-than-40-inch television market and the netbook PC market. While visibility remains fairly limited, given our new product offerings, we expect that net sales in this end market will increase modestly in the next quarter.

A breakout of net sales by originating geographic area is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net Sales:
United States	$54,453	$47,069	$158,171	$150,225
Europe	31,910	37,302	103,412	94,813
Asia	20,644	44,884	81,711	134,356

Total	$107,007	$129,255	$343,294	$379,394

On July 23, 2009, we announced that we expect that our net sales for the fourth quarter of fiscal year 2009 will increase between 1 to 4 percent, sequentially.

Gross profit decreased $13.0 million to $45.2 million (42.2% of sales) for Q3 2009 from $58.2 million (45.0% of sales) for Q3 2008. Gross profit decreased $27.6 million to $138.3 million (40.3% of sales) for 2009 YTD from $165.9 million (43.7% of sales) for 2008 YTD. Gross profit in both Q3 2009 and 2009 YTD was negatively impacted by an overall decrease in net sales. In addition, 2009 YTD gross profit included $10.2 million in inventory write-downs and a $0.6 million impairment of manufacturing assets related to the restructuring which occurred in the second quarter of 2009. The inventory write-down component relates to product lines that we exited as they do not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined.

Selling, general and administrative expenses were $25.7 million for Q3 2009 compared to $25.8 million for Q3 2008. Selling, general and administrative expenses increased $8.5 million to $87.6 million for 2009 YTD from $79.1 million for 2008 YTD. The increase between the fiscal years was due primarily to higher stock-based compensation of $4.5 million, legal expenses of $1.1 million, and marginal addition of administrative expenses from recent acquisitions. As a result of restructuring activities and cost control measures, we expect that selling, general and administrative expenses will decrease in the fourth quarter of fiscal year 2009.

Research and development expense decreased $1.0 million to $10.0 million in Q3 2009 from $11.0 million in Q3 2008. Research and development expenses decreased $2.5 million to $31.0 million in 2009 YTD from $33.5 million in 2008 YTD. The decreases in both periods were due to recent restructuring and cost control measures. We expect that these actions will result in a decrease in research and development expenses in the fourth quarter of fiscal year 2009.

Amortization of intangible assets increased $1.4 million to $4.2 million for Q3 2009 from $2.8 million in Q3 2008. Amortization of intangible assets increased $2.3 million to $11.0 million for 2009 YTD from $8.7 million in 2008 YTD. The increase over the comparable prior year periods was primarily a result of the additional identifiable intangible assets recorded from acquisitions that occurred subsequent to Q3 2008.

IPR&D expense for Q3 2009 and 2009 YTD of $1.3 million represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility. Accordingly, the $1,310,000 preliminarily allocated to IPR&D was immediately expensed.

Restructuring and severance charges were comparable between Q3 2009 and Q3 2008 and increased $4.0 million to $6.6 million in 2009 YTD from $2.6 million for 2008 YTD primarily due to restructuring activities initiated in the second quarter of 2009 and discussed in the Restructuring section above.

Interest income decreased $1.0 million to $0.2 million for Q3 2009 from $1.2 million in Q3 2008 and decreased $2.1 million to $0.5 million in 2009 YTD from $2.6 million in 2008 YTD. The decrease was due primarily to lower interest rates earned on investments and cash and cash equivalents.

Other income in Q3 2009 of $0.9 million and 2009 YTD of $1.1 million was substantially comprised of income from a gain on litigation settlement, net of settlement costs, of $1.1 million.

For Q3 2009 and 2009 YTD, the effective tax benefit was 65.3% and 58.9%, respectively, compared to an effective tax rate in Q3 2008 and 2008 YTD of 25.2% and 26.3%, respectively. The effective tax benefit was primarily due to higher tax benefit from losses incurred in higher tax rate jurisdictions relative to tax expense from income generated in lower tax rate jurisdictions. In addition, in 2009 YTD, we benefited from the retroactive reinstatement of the federal research and development tax credit to January 1, 2008. Our effective tax rate decreased as compared to prior year periods due to a shift of income earned to lower tax rate jurisdictions.

We recorded an income tax benefit of $3.1 million or 65.3% and $1.6 million or 58.9% for the quarter and nine months ended June 28, 2009, respectively, and an income tax provision of $4.7 million or 25.2% and $11.6 million or 26.3% for the quarter and nine months ended June 29, 2008, respectively. The Company’s effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, research and development credits as a percentage of aggregate pre-tax income and the effectiveness of our tax planning strategies.

We had gross unrecognized tax benefits of approximately $17.0 million and $15.3 million related to various U.S. and foreign jurisdictions at June 28, 2009 and September 28, 2008, respectively. These amounts include approximately $2.9 million and $2.5 million of interest and penalties at June 28, 2009 and September 28, 2008, respectively. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. Currently, there is insufficient information related to any possible federal, state or foreign audit to quantify any changes in the unrecognized tax benefits that may occur in the next twelve months.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2008 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute expiration, interest and penalties.

Net sales for 2009 YTD declined compared to 2008 YTD, and we incurred a net loss in the Q2 2009. While we have indications of potential increases in net sales in future periods and have initiated several cost control measures, potential sustained declines in net sales and potential future net losses may result in impairments of goodwill, other intangible assets and property, plant and equipment.

CAPITAL RESOURCES AND LIQUIDITY

We had $180.5 million and $107.2 million in cash and cash equivalents at June 28, 2009 and September 28, 2008, respectively. In 2009 YTD, we financed our operations with cash generated from operations.

In the third quarter of fiscal year 2009, we purchased substantially all the assets of the Defense and Security business of Endwave Corporation for an estimated purchase consideration of $28.0 million in cash and assumption of certain specified liabilities. We also purchased substantially all the assets of Nexsem, Inc. for an estimated purchase consideration of $4.8 million and assumption of certain specified liabilities. We financed these purchases using our cash and cash equivalents.

Net cash provided by operating activities increased $3.9 million to $74.9 million in 2009 YTD from $71.0 million in 2008 YTD. The increase was due mainly to positive changes in working capital accounts offset by lower net income. A summary of net cash provided by operating activities in 2009 YTD and 2008 YTD are as follows (amounts in thousands):

	Nine Months Ended
	June 28, 2009	June 29, 2008
Net income	$4,439	$32,365
Depreciation and amortization	24,796	20,812
Stock-based compensation	20,614	16,163
In process research and development	1,310	440
Net change in working capital accounts	23,727	1,260

Net cash provided by operating activities	$74,886	$71,040

Accounts receivable decreased $28.5 million to $75.0 million at June 28, 2009 from $103.5 million at September 28, 2008. The decrease in accounts receivable was primarily due to lower sales in Q3 2009 versus the fourth quarter of fiscal year 2008.

Inventories decreased $9.6 million to $112.1 million at June 28, 2009 from $121.7 million at September 28, 2008, with the decrease due primarily to an inventory write-down of $10.2 million recorded in Q3 2009 offset by expansion at our Ireland facility and the impact of inventories acquired from recent acquisitions.

Other current assets increased $9.7 million to $20.6 million at June 28, 2009 from $10.9 million at September 28, 2008. This increase was due substantially to an increase in prepaid income taxes and expected income tax refunds.

Current liabilities decreased $10.8 million to $56.4 million at June 28, 2009 from $67.2 million at September 28, 2008. The decrease was due primarily to a reduction in accounts payable of $10.3 million, accrued bonuses of $6.7 million, accrued payroll of $3.2 million and other accruals of $1.0 million offset in part by an increase of $1.2 million related to accrued severance, $2.9 million related to accrued audit and legal fees and $6.3 million related to current liabilities from recent acquisitions.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At June 28, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at June 28, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended June 28, 2009, we have classified both the investment and credit facility as non-current.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and related FASB Staff Positions effective September 29, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 creates a hierarchy and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1—quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3—unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of June 28, 2009, that non-performance risk was nominal. At June 28, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.5 million would occur.

Net cash used in investing activities was $50.4 million for 2009 YTD compared to $91.1 million for 2008 YTD. Net cash used in investing activities in 2009 YTD primarily consisted of $55.3 million in net payments for acquisitions and $10.1 million in purchases of property, plant and equipment. These amounts were offset in part by $15.5 million in proceeds from the disposition of available for sale auction rate securities. In 2008 YTD, net cash used in investing activities primarily consisted of $62.9 million for an investment in available for sale auction rate securities, $8.8 million in net payments for acquisitions and $17.0 million related to the purchases of property, plant and equipment.

Net cash provided by financing activities was $48.9 million in 2009 YTD compared to $20.8 million in 2008 YTD. Net cash provided by financing activities in 2009 YTD consisted primarily of $46.6 million in proceeds from the auction rate security credit facility and $2.2 million related to stock award exercises. Net cash provided by financing activities in 2008 YTD consisted primarily of $17.9 million in proceeds from stock award exercises and $2.0 million in excess tax benefits from stock awards.

As of June 28, 2009, we had no other material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the ordinary course of business in the foreseeable future with cash balances or internally generated funds.

Current ratios were 7.1 to 1 and 6.2 to 1 at June 28, 2009 and September 28, 2008, respectively.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010. Proceeds from borrowings under the Revolving Credit Agreement can be used for working capital and other lawful corporate purposes. Interest accruing on the amount of each revolving borrowing under the Revolving Credit Agreement is determined based upon our choice of either a Prime based Advance or Eurodollar based Advance. Prime based Advances incur interest at a rate equal to the Prime Rate, as defined in the Revolving Credit Agreement, less 100 basis points. If we elect a Eurodollar based Advance, the borrowings bear interest at the Eurodollar based Rate, also defined in the Revolving Credit Agreement, which is determined, in part, by an Applicable Margin that fluctuates with our Funded Debt to adjusted EBITDA ratio. Financial covenants, which include for example maintaining (i) a minimum four quarters adjusted EBITDA of $20,000,000 and (ii) a Maximum Funded Debt to adjusted EBITDA ratio of 2.00:1.00, establish both conditions and limitations on available amounts of borrowings. These conditions and limitations may result in available amounts of borrowing being less than the maximum available borrowing amount.

As of June 28, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of June 28, 2009, we were in the third year of the agreement, there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million was outstanding in the form of a letter of credit, and $49.6 million was available for borrowing under the Revolving Credit Agreement.

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

The Revolving Credit Agreement is unsecured, which means that is the facility does not subject any of our assets to a lien, security interest or other encumbrance. However, we are subject to restrictions under the Revolving Credit Agreement against asset dispositions or financings without the lender’s prior written consent, or waiver, which may be granted or denied in the lender’s discretion. In addition to our corporate parent company, Microsemi Corporation, several of our subsidiaries are also parties to the Revolving Credit Agreement, as follows: Microsemi Corp.—Power Products Group, Microsemi Corp.—Analog Mixed Signal Group, Microsemi Corp.—Analog Mixed Signal Group, Ltd., Microsemi Corp.—Massachusetts and Microsemi Corp.—Scottsdale. The obligations of each company are joint and several under the Revolving Credit Agreement. Unless we are in compliance with the terms of the Revolving Credit Agreement, our subsidiaries cannot pay us any dividends. The position of the lender is and always shall be superior to our position as a stockholder of the subsidiaries. A sale or transfer of any of the parties to the Revolving Credit Agreement is subject to the lender’s consent and approval. This may, depending on the circumstances, possibly impede a strategic corporate transaction that otherwise might have been possible and might have been in the best interest of our stockholders. In the future, other persons may from time to time become parties to the Revolving Credit Agreement, as lenders or otherwise.

The Revolving Credit Agreement’s Stated Maturity Date is January 1, 2010, and given the current economic environment, we expect that costs associated with a new credit facility, such as up front fees, unused fees, facility fees and spreads to base interest rates, will increase substantially relative to our current facility. We also expect that covenants associated with a new credit facility will be more restrictive. If costs and covenants associated with a new credit facility are excessively high, we may negotiate a credit facility with maximum borrowing amounts that are less than the $50 million available from our current facility. Higher costs of a new credit facility and a lower maximum borrowing amount could adversely affect our financial results or ability to expand our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 157 and Related FASB Staff Positions

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FSP 157-1, “Application of FASB Statement No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” In October 2008, the FASB released FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” In April 2009, the FASB released FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of SFAS 159 in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption of SFAS 159 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R and No. 160

In December 2007, the FASB concurrently issued SFAS 141R, “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 141R replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs are to be recognized separately from the acquisition and expensed as incurred. In the event an entity holds less than a full ownership interest, SFAS 160 provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. SFAS 141R and SFAS 160 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of SFAS 141R and SFAS 160 but it is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of SFAS 161 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begins after December 15, 2008 (our second quarter of fiscal year 2009). The adoption of FSP 142-3 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact to our consolidated financial position, results of operations or cash flows.

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

Emerging Issues Task Force Issue No. 08-7

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF 08-7, “Accounting for Defensive Intangible Assets.” The EITF reached a final consensus that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. If the final consensus is ratified by the FASB, the guidance in EITF 08-7 will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of EITF 08-7, but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

FASB Staff Position FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 only if it also elects to early adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We elected to adopt FSP 107-1, FSP 157-4, FAS 115-2 and FAS 124-2 in the second quarter of fiscal year 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

FASB Staff Position FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP 115-2 in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of SFAS 165 in the third quarter of fiscal year 2009 and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS168 to result in a material impact to our consolidated financial position, results of operations or cash flows.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year-ended September 28, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At June 28, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at June 28, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: (a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; (b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012; and (c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility is collateralized by the auction rate securities. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, in the quarter ended June 28, 2009, we have classified both the investment and credit facility as non-current.

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

We did not enter into derivative financial instruments and did not enter into any other financial instruments for trading or speculative purposes or to hedge exposure to interest rate risks. Our other financial instruments consist primarily of cash, accounts receivable, investment in available for sale auction rate securities, accounts payable, outstanding balances on credit facilities and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these instruments. Accordingly, we have not engaged in transactions intended to hedge our exposure to changes in interest rates.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009.

(b) Changes in internal control over financial reporting.

During the third quarter of fiscal year 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 21, 2008 for our fiscal year-ended September 28, 2008, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation, and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) on October 26, 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the

PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. On February 21, 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. On May 15, 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case, and discovery has commenced and is currently expected to continue through August 2009. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss, in accordance with SFAS No. 5, “Accounting for Contingencies.”

On December 18, 2008, the Department of Justice instituted a proceeding against us in the United States District Court for the Eastern District of Virginia in connection with our acquisition of certain assets from SEMICOA. In the complaint, the Department of Justice alleges that our acquisition of assets from SEMICOA substantially lessened competition in the manufacture and sale of certain small signal transistors and diodes that meet Department of Defense standards. The principal remedy requested by the Department of Justice is divestiture of the assets acquired. Microsemi’s Motion to Transfer Venue from the Federal District Court for the Eastern District of Virginia was granted by the Court and the case has been transferred to the Federal District Court for the Central District of California. The discovery period in this case has commenced. Microsemi intends to vigorously defend its position in the case. On January 9, 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Microsemi is vigorously defending its position. Currently, the parties are conducting discovery. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 28, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

Item 1A.	RISK FACTORS

Except for the first four risk factors listed below, there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 21, 2008. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.

Negative worldwide economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can depress product prices and increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Our operating results may fluctuate in future quarterly periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future quarterly periods, fluctuations in net sales and operating results from quarter to quarter. Our quarterly projections and results may be subject to significant fluctuations as a result of a number of factors including:

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

Our current three year revolving credit facility expires in January 2010 and given the current economic environment, we expect that costs associated with a new credit facility such as up front fees, unused fees, facility fees and spreads to base interest rates will increase substantially relative to our current facility. We also expect that covenants associated with a new credit facility will be more restrictive. If costs and covenants associated with a new credit facility are excessively high, we may negotiate a credit facility with maximum borrowing amounts that are less than the $50 million from our current facility. Higher costs of a new credit facility and a lower maximum borrowing amount could adversely affect our financial results or ability to expand our operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial results.

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

Our investments in securities, including auction rate securities, subject us to principal, liquidity and counterparty risks that could adversely affect our financial results.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At June 28, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at June 28, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

We have entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: (a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; (b) we hold rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012; and (c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” credit facility, which resulted in an increase to cash and auction rate securities credit facility of $46.6 million, respectively. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility no later than June 30, 2010. As such, in the current quarter, we have classified both the investment in auction rate securities and auction rate securities credit facility as non-current.

For our investment in auction rate securities, we evaluated counterparty risk with regard the settlement agreement and concluded, as of June 28, 2009, that non-performance risk was nominal. At June 28, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. While it is our current assessment that this financial institution is well capitalized and able to meet its obligations with regard to the settlement, given the current uncertainty in the financial services sector, we are subject to counterparty risk with regard to the settlement. Should this financial institution be unable to meet its obligation with regard to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to exercise our rights to sell our $46.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest, or at all.

Downturns in the highly cyclical semiconductor industry have in the past adversely affected our operating results, cash flows and the value of our business, and may continue to do so in the future.

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in a large number of markets, including the mobile/connectivity, automotive, telecommunications, computers/peripherals, defense and aerospace, space/satellite, industrial/commercial and medical markets. Each of these end markets has in the past experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.

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

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, current unfavorable economic conditions, which have resulted in a tightening of the credit markets, may contribute to a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

The semiconductor industry is highly competitive.

The semiconductor industry, including most of the markets in which we do business, is highly competitive. We have numerous competitors in the various markets in which we sell products. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. Many of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our commercial air/satellite, defense and medical end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Current unfavorable conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

Some of the principal markets we serve include consumer markets, such as mobile/connectivity and notebooks, monitors and LCD televisions. Current unfavorable domestic and global economic conditions are likely to have an adverse impact on demand in these markets by reducing overall consumer spending or shifting consumer spending to products other than those made by our customers. Reduced sales by our customers in these end markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

Fluctuations in sales of high-reliability products for use in implantable defibrillators may adversely affect our financial results.

Although the market for implantable defibrillators is growing, customers in this market could reduce their reliance on outside suppliers. The implantable defibrillator market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can from time to time accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEMs can also result in fluctuations in order rates.

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

Because a large portion of our costs of manufacturing is relatively fixed and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, our process technologies have primarily utilized standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon circuit devices. We may be unable to continue to improve yields in the future, and we may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to defense markets represented approximately one-third of total net sales in fiscal years 2006, 2007 and 2008. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending have occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp.—Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 20% and 13% of our annual net sales in fiscal years 2003 and 2004, respectively, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp.—Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 4% of our annual net sales in fiscal year 2008, had approximately 70 employees and occupied a 130,000 square foot owned facility.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcements may include various accounting charges such as for idle capacity, an inventory buildup in preparation for the transition of manufacturing, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

We are and have been involved in various litigation matters, including from time to time litigation relating to employment matters, commercial transactions, contracts, and environmental matters. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses connected with a legal claim or proceeding, could have a material adverse effect on our consolidated financial position or results of operations.

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

The market price of our stock has fluctuated widely. Between October 1, 2007 and June 26, 2009, the market sale price of our common stock ranged between a low of $7.06 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods. The current negative worldwide economic conditions and market instability have also resulted in hesitance of our customers to place orders with long delivery schedules which contributes to limited visibility into our markets.

At times, our inventory levels have risen, which adversely affects cash flow.

At times, our inventory levels have risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory build up is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the filing company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of our internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

On March 19, 2009, we amended and restated the employment agreement (the “Agreement”) of James J. Peterson, our President and Chief Executive Officer, to (i) eliminate the severance benefits that Mr. Peterson was previously entitled to receive upon terminating his employment for reasons other than good reason (as defined in the Agreement) after a change in control of Microsemi, and (ii) provide that Mr. Peterson shall be entitled to receive severance benefits upon termination by the Company following a change of control only if that termination was without cause (as defined in the amended Agreement). Mr. Peterson continues to be eligible to receive severance benefits if he resigns for good reason (as defined in the Agreement) following a change of control.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Executive Retention Agreement dated March 19, 2009 between James J. Peterson and Microsemi Corporation†*

10.2	Executive Retention Agreement dated March 19, 2009 between John W. Hohener and Microsemi Corporation†*

10.3	Executive Retention Agreement for other Named Executive Officers†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the SEC.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the SEC on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the SEC on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the SEC on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the SEC on September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: July 30, 2009	By:	/S/ JOHN W. HOHENER
John W. Hohener
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock (3)

3.3	Amended and Restated Bylaws of Microsemi Corporation (4)

10.1	Executive Retention Agreement dated March 19, 2009 between James J. Peterson and Microsemi Corporation†*

10.2	Executive Retention Agreement dated March 19, 2009 between John W. Hohener and Microsemi Corporation†*

10.3	Executive Retention Agreement for other Named Executive Officers†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the SEC.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the SEC on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the SEC on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the SEC on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the SEC on September 3, 2008.