Form 10-K
period 2009-09-27
MICROSEMI CORP
filed 2009-11-24
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2009

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

(949) 221-7100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.20 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 27, 2009 was approximately $953,263,368.

The number of outstanding shares of Common Stock on November 6, 2009 was 81,915,759.

Documents Incorporated by Reference

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 18, 2010. This proxy statement will be filed not later than 120 days after the close of the registrant’s fiscal year ended September 27, 2009.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•

expectations that we will successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•	demand, growth and sales expectations for our products;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding financial and operating results;

•	expectations regarding our performance and competitive position in future periods;

•	expectations regarding our outlook for our end markets; and

•	expectations that we will be able to sell our Broomfield property in twelve months.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included below in this Annual Report on Form 10-K, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates will necessarily prove correct or that all of our objectives or plans will necessarily be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

THIS FORM 10-K MUST BE READ IN ITS ENTIRETY.

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

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 27, 2009 (“fiscal year 2009”), September 28, 2008 (“fiscal year 2008”) and September 30, 2007 (“fiscal year 2007”) consisted of fifty-two weeks.

PRODUCTS

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include commercial air/satellite, defense, industrial/semicap, medical, mobile/connectivity and notebook/LCD TV / display.

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. A partial list of these products include: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes, low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

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

•

Commercial Air/Satellite – Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial/Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high-voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•

Medical – Our medical products, which include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Mobile/Connectivity – Our mobile and connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet (“PoE”), a variety of DC-DC products, such as voltage regulators, PWM controllers, and light emitting diode (“LED”) drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook/LCD TV/Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include cold cathode fluorescent lamp (“CCFL”) controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

Our products are marketed through domestic electronic component sales representatives and our inside sales force to original equipment manufacturers. We also have industrial distributors to service our customers’ needs for standard catalog products. We have direct sales offices in the vicinities of metropolitan areas including Irvine, Los Angeles, San Jose, Phoenix, Chicago, Plano, Minneapolis, Boston, Taiwan, Hong Kong, Macau, Shanghai, France, Japan, South Korea, Ireland and Israel. Sales to foreign customers are made through our direct domestic sales force and overseas sales representatives and distributors.

Net sales were $453.0 million, $514.1 million and $442.3 million in fiscal years 2009, 2008 and 2007. Net sales by originating geographic area and end market are disclosed in the notes to the consolidated financial statements.

RESEARCH AND DEVELOPMENT

We believe that continuing timely development and introduction of new products is essential to maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design.

We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, consulting costs, supplies, and the cost of prototypes. In-process research and development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility.

We spent approximately $41.4 million, $45.0 million and $42.2 million in fiscal years 2009, 2008 and 2007 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

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

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our fiscal year 2009 net sales.

We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions.

Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If any such infringements were alleged to exist, we might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses, the practice of offering licenses appears to be generally continuing. However, no assurance can be given that we will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to us. In those circumstances where an acceptable license is not available, we would need either to change the process or product so that it no longer infringes or stop manufacturing the product or products involved in the infringement, which might be costly and could adversely affect our revenues and operating results.

Please see the information that is set forth under the subheading “Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete,” within the section below entitled “ITEM 1A. RISK FACTORS.”

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Garden Grove, La Mirada, Folsom and Santa Clara, California; Bend, Oregon; Scottsdale, Arizona and Lawrence and Lowell, Massachusetts. We have assembly, testing and screening facilities at these locations and wafer processing at all locations except for La Mirada and Folsom. In addition, we have manufacturing operations in Ennis, Ireland; Shanghai, China; and Bordeaux, France.

Our domestic plants manufacture and process all products, starting from purchased silicon wafers and piece parts. After wafer level fabrication, the silicon wafers are separated into individual dice that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, “burn in” and electrical tests in order to prove and assure reliability. Certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully-tested products meeting predetermined specifications. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona by April 2011. In fiscal year 2009, the Company recorded charges for severance and asset write-downs of $17.1 million related to the Scottsdale closure that included a held and used impairment of $4.5 million to reflect our long-lived assets at their lower fair value and severance charges of $5.3 million that are expected to be paid beginning in the first quarter of fiscal year 2010 and extending through 2012. In addition, charges of $7.3 million for additional inventory obsolescence write-downs to cost of goods sold for estimated inventory components that will not be used by the anticipated closure date and that cannot be used by other manufacturing facilities. In addition, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado to reflect our long-lived assets at their lower fair value .

The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual cost savings of between $20.0 million to $25.0 million from the elimination of redundant resources and related expenses and employee reductions. Scottsdale has approximately 375 employees and occupies a 135,000 square foot leased facility. Scottsdale shipped approximately 14%, 15% and 22% of net sales in fiscal years 2009, 2008 and 2007, respectively.

We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources.

RAW MATERIALS

Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products that are marketed through our various sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product may be limited. We feel that our current supply of essential materials is adequate; however, shortages have occurred from time to time and could occur again.

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

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., National Semiconductor Corp., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd., Semicoa Corporation, Supertex, Inc. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

SALES TO U.S. GOVERNMENT

Approximately 38% of total net sales in fiscal year 2009 were in the defense end market, substantially all of which were to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. While one of our contracts was terminated in the past due to the termination of the underlying government contracts, we have never experienced a material loss due to termination of a U.S. Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state or local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These risks may give rise to claims. We may be financially responsible for third parties, who are responsible for contamination, if they do not have funds, or if they do not make funds available when needed, to pay remediation costs imposed under environmental laws and regulations.

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene (“TCE”) and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

On September 27, 2009, we employed approximately 1,600 persons domestically and 600 persons at our overseas facilities. None of our employees are represented by a labor union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law. We have experienced no work stoppages and believe our employee relations are good.

ACQUISITIONS AND DIVESTITURE

In fiscal year 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine in fiscal year 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately

3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

During fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the common stock of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. We also acquired substantially all the assets of SEMICOA for $28.7 million, including $26.7 million in cash consideration to SEMICOA and certain creditors, the assumption of $1.2 million in liabilities, $0.6 million related to a lease agreement with a party related to SEMICOA shareholders and $0.2 million in transaction fees and expenses. We funded these acquisitions with cash on hand.

During fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. for $21.9 million, net of cash acquired. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation for $29.0 million. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of fiscal year 2009, was of Nexsem, Inc. in which we entered into an asset purchase agreement to acquire substantially all of its assets for $5.2 million. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

In the fourth quarter of fiscal year 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA. Proceeds from this transaction totaled $6.6 million, of which $0.5 million was deposited with an escrow agent to be released one year subsequent to the transaction date. We sold accounts receivable, inventories, equipment, and intangible assets with net book values of $0.5 million, $2.0 million, $1.0 million and $1.4 million, respectively. In addition, we reduced goodwill by $1.4 million for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date. Direct transaction expenses related to the sale amounted to $0.4 million.

In the aggregate, the pre-tax income, net assets acquired and divested and consideration paid and received related to the acquisitions and disposition consummated in fiscal years 2009 and 2008 did not meet the minimum thresholds for reporting historical results on a pro forma basis. Historical results on a pro forma basis are included in the accompanying notes to consolidated financial statements for the acquisition consummated in fiscal year 2007.

ITEM 1A. RISK	FACTORS

Continued negative worldwide economic conditions could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results or market share.

Recent negative worldwide economic conditions and market instability have made it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends. If signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, our forecasts of product demand trends could prove to be incorrect and could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Continued negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations.

Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government’s interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. If signs of improvement in the global economy do not progress as expected and recent unfavorable economic conditions continue or worsen, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and recent unfavorable economic conditions continue or worsen, our business, financial condition, cash flows and results of operations will be adversely affected.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.

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

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 13% of our annual net sales in fiscal year 2004, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 5% of our annual net sales in fiscal year 2009, had approximately 50 employees and occupied a 130,000 square foot owned facility. In September 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) by April 2011. Scottsdale represented approximately 14% of our annual net sales in fiscal year 2009, has approximately 375 employees and operates in a 135,000 square foot leased facility.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcements may include various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 30% for fiscal year 2009. 40% for fiscal year 2008 and 33% of net sales for fiscal year 2007. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	trade restrictions;

•	transportation delays;

•	communication interruptions;

•	work stoppages or disruption of local labor supply and/or transportation services;

•	economic and political instability, including the recent uncertainty in the global financial markets;

•	acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus), which could disrupt our manufacturing and logistical activities;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally;

•	restrictions in the transfer or repatriation of funds; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

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

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46,550,000 via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46,550,000 in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46,550,000, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors, including, but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. If we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $466,000 would occur.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. Should this financial institution be unable to meet its obligation with regard to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to exercise our rights to sell our $46,550,000 investment in auction rate bonds back to the financial institution at par plus accrued interest, or at all.

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

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, recent unfavorable economic conditions have resulted in a tightening of the credit markets. If signs of improvement in the global economy do not progress as expected and recent unfavorable economic conditions continue or worsen, we may experience a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

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

Unfavorable or uncertain conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

Some of the principal markets we serve include consumer markets, such as mobile/connectivity and notebooks, monitors and LCD televisions. If recent unfavorable domestic and global economic conditions continue or worsen, overall consumer spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these market. Reduced sales by our customers in these end markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

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

Relevant portions of the semiconductor industry, and the factories that serve or supply this industry, tend to be concentrated in certain areas of the world. Disruptive events, such as natural disasters, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus, power outages and infrastructure disruptions, and civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture our products and result in a loss of sales and revenue. Similarly, a localized health risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.

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

Microsemi’s consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance, which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance, which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately one million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.

Our manufacturing operations, and the outside manufacturing operations that we use increasingly, in some instances depend upon obtaining a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment (including silicon, mold compounds and lead frames) on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, if signs of improvement in the global economy do not progress as expected and recent unfavorable economic conditions continue or worsen, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to continue to supply us. If alternate suppliers for these materials, parts and equipment are not available, our operations could be interrupted, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 79% of our assembly and packaging requirements and 22% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to defense markets represented approximately one-third of total net sales in fiscal years 2009, 2008 and 2007. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending have occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Our ability to successfully offer and sell our products requires effective planning and management processes. Our consolidations and realignments of operations, and expected future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems, procedures and information technology. In addition, we will need to continue to train and manage our workforce worldwide. Any unmet challenges in that regard could negatively affect our results of operations.

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

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs;

•	face antitrust or other regulatory inquiries or actions.

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

Moreover, if any infringement, real or imagined, happens to exist, arise or is claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We may not be successful in such efforts, or such licenses may not be available under reasonable terms. Any failure by us to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms could have a material adverse effect on our operating results, financial condition and cash flows.

Our products may be found to be defective or hazardous and we may not have sufficient liability insurance.

There is at any time a risk that our products may be found to be defective or to contain, without the customer’s knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace (including aircraft), defense, medical and satellite businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform our customers about each of our finished goods’ relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.

We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. In addition, product liability insurance may become too costly for us to maintain or may become completely unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance, which would materially and adversely affect our financial position.

Environmental liabilities could adversely impact our consolidated financial position.

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes or in our finished goods. Under recent environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given component we purchase and in each given product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with existing or future environmental laws or regulations could subject us to significant liabilities and could have a material adverse effect on our operating results, cash flows and financial condition.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

Litigation could adversely impact our consolidated financial position.

We are and have been involved in various litigation matters, including from time to time, litigation relating to employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses incurred in connection with a legal claim or proceeding, could have a material adverse effect on our consolidated financial position or results of operations.

Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers or other key management or technical personnel.

We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.

The market price of our stock has fluctuated widely. Between October 1, 2007 and September 27, 2009, the market sale price of our common stock ranged between a low of $7.06 and a high of $30.00. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products, which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods. Recent negative worldwide economic conditions and market instability have also resulted in hesitance of our customers to place orders with long delivery schedules, which contributes to limited visibility into our markets.

At times, our inventory levels have risen, which adversely affects cash flow.

At times, our inventory levels have risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory build up is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. In fiscal year 2009, in addition to other inventory write-downs, we recorded inventory write-downs of $10.3 million for product lines that did not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined and $7.3 million for estimated inventory components that will not be used by the anticipated closure date of our Scottsdale facility and that cannot be used by other manufacturing facilities.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and the NASDAQ Stock Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

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

In connection with our Shareholder Rights Plan, each share of our common stock, par value $0.20, also entitles the holder to one redeemable and cancellable Right (not presently exercisable), as adjusted from time to time, to a given fraction of a share of Series A Junior Participating Preferred Stock, at a given exercise price, as adjusted from time to time under the terms and conditions as set forth in a Shareholder Rights Agreement. The existence of the Rights may make it more difficult or impracticable for a hostile change of control of us, which therefore may affect the anticipated return on an investor’s investment in our common stock.

Our accounting policies and estimates have a material effect on the financial results we report.

Significant accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

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

Our headquarters are located in a rented building complex in Irvine, California. This complex contains general office and engineering space. We own office, engineering and production facilities in Lawrence, Massachusetts; Garden Grove, California; Broomfield, Colorado and Ennis, Ireland and lease office, engineering and/or production facilities in San Jose, La Mirada, Folsom and Santa Clara, California; Scottsdale, Arizona; Lowell, Massachusetts; Bend, Oregon; Melville, New York; Shanghai, China, Taiwan, Hong Kong, Macau, Israel, Ireland and France. Operations have ceased at our Broomfield, Colorado facility and we intend on disposing of this property.

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) in October 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. In February 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. In May 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case, and discovery has been completed. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss.

In December 2008, the United States Department of Justice instituted a proceeding against us in the United States District Court for the Eastern District of Virginia in connection with our acquisition of certain assets from SEMICOA. In the complaint, the Department of Justice alleged that our acquisition of assets from SEMICOA substantially lessened competition in the manufacture and sale of certain small signal transistors and diodes that meet Department of Defense standards. The principal remedy requested by the Department of Justice was divestiture of the assets acquired. In August 2009, in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the sale of the assets purchased from SEMICOA to a third party.

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and the parties are now in the process of submitting post-hearing briefs. Management cannot reasonably determine the scope or amount of possible liabilities, if any, that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 27, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, in the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to us from these litigation matters could differ materially from those projected.

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

Fiscal Year ended September 27, 2009	HIGH	LOW
1st Quarter	$25.62	$10.34
2nd Quarter	$13.91	$7.06
3rd Quarter	$15.69	$10.75
4th Quarter	$16.13	$12.77

Fiscal Year ended September 28, 2008	HIGH	LOW
1st Quarter	$30.00	$21.09
2nd Quarter	$24.52	$18.60
3rd Quarter	$27.91	$22.28
4th Quarter	$28.50	$22.44

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

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 6, 2009)
Common Stock, $0.20 Par Value	509	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c) Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict the amount of cash dividends we may pay.

(d) Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market – Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2004 and all dividends were reinvested. The Company’s fiscal year ends on or about September 30 each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Microsemi Corporation, The NASDAQ Composite Index

And the NASDAQ Electronic Components Index

*	$100 invested on September 26, 2004 in stock or on September 30, 2004 in index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6.	MARKET SELECTED CONSOLIDATED FINANCIAL DATA

	For the five fiscal years in the period ended on or about September 27, 2009 (Amounts in thousands, except per share data)
	2009	2008	2007	2006	2005
Selected Consolidated Income Statement Data:
Net sales	$452,972	$514,067	$442,252	$370,477	$297,440
Gross profit	$180,407	$228,972	$181,038	$164,801	$125,692
Operating expenses	$190,477	$165,429	$159,850	$106,991	$84,410
Net income (loss)	$(26,823)	$49,654	$9,818	$35,665	$29,223

Earnings per share:
Basic
Net income (loss)	$(0.34)	$0.64	$0.13	$0.52	$0.47

Diluted
Net income (loss)	$(0.34)	$0.63	$0.13	$0.50	$0.45

Weighted-average shares outstanding
Basic	79,350	77,292	74,027	68,887	61,639
Diluted	79,350	79,400	76,154	71,816	65,233

Selected Consolidated Balance Sheet Data:
Working capital	$353,953	$351,460	$267,671	$294,035	$179,943
Total assets	$811,130	$760,608	$637,280	$509,990	$300,581
Long-term liabilities	$34,010	$20,212	$6,630	$4,875	$3,617
Stockholders’ equity	$676,351	$673,170	$569,405	$453,127	$254,586

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

Our integrated circuits (“IC”) products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes, low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Defense – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, relays and SCRs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air/Satellite – Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial/Semicap – Products in this category include MOSFETs, IGBTs, power modules, bridge rectifiers and high-voltage assemblies for use primarily in industrial equipment and semiconductor capital equipment.

•

Medical – Our medical products, which include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices, are designed into implantable defibrillators, pacemakers and neurostimulators. We are also a supplier of PIN diode switches, dual diode modules and SMPS for use in MRI systems.

•

Mobile/Connectivity – Our mobile and connectivity products include broadband power amplifiers and MMICs targeted at 802.11 a/b/g/n/e, MIMO, wi-max wireless LAN devices and related equipment. Products also include PoE, a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device set top box, and telecom applications.

•

Notebook/ LCD TV/ Display – Products in this market are used in notebook computers, monitors, storage devices, and LCD televisions, and include CCFL controllers, LED drivers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors, sensors for auto-dimming rear view mirrors and class-D audio circuits.

During the year ended September 27, 2009, we have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Production has been transferred between our facilities to share resources and technology, as well as to more efficiently produce our products. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same project, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

Restructuring and Severance Charges

In 2005, we announced the consolidation of operations in Broomfield, Colorado, a 130,000 square foot facility, into other Microsemi facilities and recorded estimated severance payments of $1.1 million. The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. Broomfield accounted for approximately 5%, 4% and 3% of net sales in fiscal years 2009, 2008 and 2007, respectively. The increase in the sales percentage related to our customers taking a larger stocking position during the transition of product lines from the Broomfield facility to other Microsemi facilities.

The Broomfield facility ceased operations at the end of the third quarter of fiscal year 2009, and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024
Provisions	250	—	250
Cash expenditures	(315)	—	(315)

Balance at September 28, 2008	$959	$—	$959
Provisions	294	232	526
Cash expenditures	(670)	(232)	(902)

Balance at September 27, 2009	$583	$—	$583

During fiscal year 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado to reflect our long-lived assets at their lower fair value.

In May 2007, we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1.3 million.

In fiscal year 2007, we recorded $0.9 million in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

In fiscal year 2008, we recorded restructuring expenses of $2.6 million in addition to Broomfield closure charges. These expenses were for severance payments of approximately $1.3 million related to reductions in force and approximately $1.3 million (comprised of cash payments of salary and related expenses of $0.7 million and non-cash expenses of $0.6 million related to stock awards) related to the retirement of a former officer of the Company. The reductions in force impacted approximately 100 employees, substantially all of whom were in manufacturing departments at our various facilities. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time based on an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$—
Provisions	2,606
Cash expenditures	(1,096)
Other non-cash settlement	(209)

Balance at September 28, 2008	$1,301

In fiscal year 2009, we recorded restructuring expenses of $7.4 million related to severance from reductions in force at our various facilities, in addition to Broomfield and Scottsdale closure charges. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. In connection with the fiscal year 2009 restructuring items, we incurred an impairment charge of $0.6 million related to the retirement of manufacturing fixed assets that will be disposed. Expense related to this impairment charge was recorded in cost of goods sold.

The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	7,419
Cash expenditures	(5,510)
Other non-cash settlement	(856)

Balance at September 27, 2009	$2,354

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona by April 2011. In fiscal year 2009, the Company recorded charges for severance and asset write-downs related to the Scottsdale closure that included severance charges of $5.3 million that are expected to be paid beginning in the first quarter of fiscal year 2010 and extending through 2012 and a held and used impairment of $4.5 million to reflect our long-lived assets at their lower fair value. In addition, we recorded a write-down of $7.3 million for additional inventory obsolescence write-downs to cost of goods sold for estimated inventory components that will not be used by the anticipated closure date and that cannot be used by other manufacturing facilities.

We anticipate that we will incur additional future restructuring charges related to the Scottsdale closure for lease termination and facility remediation costs estimated to be approximately $8.0 million. These costs are expected to be incurred through fiscal year 2011.

The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual cost savings of between $20 million to $25 million from the elimination of redundant resources and related expenses and employee reductions. Scottsdale has approximately 375 employees and occupies a 135,000 square foot leased facility. Scottsdale shipped approximately 14%, 15% and 22% of net sales in fiscal years 2009, 2008 and 2007, respectively.

Acquisitions and Divestiture

In fiscal year 2006, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. The Merger Agreement provided for a merger of our subsidiary into PowerDsine. We completed the acquisition of PowerDsine in fiscal year 2007 and under the terms of the Merger Agreement, we issued 0.1498 of a share of Microsemi common stock and paid $8.25 in cash for each PowerDsine ordinary share, resulting in the issuance in the aggregate of approximately 3.1 million shares with a fair market value of approximately $57.0 million, based on Microsemi’s average closing price between October 20, 2006 and October 26, 2006 and a cash payment of approximately $170.0 million. We converted equity awards issued by PowerDsine and valued vested awards at $12.6 million. Direct transaction fees and expenses were $3.6 million and an additional $3.1 million was placed into escrow for the cash consideration on converted unvested PowerDsine restricted share awards. This amount will be paid to employees as their restricted share awards vest. An additional $7.3 million in transaction costs were accrued by PowerDsine prior to the acquisition and subsequently paid by Microsemi. We financed this transaction with cash on hand and through additional borrowings of approximately $18.0 million on our credit line.

During fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the common stock of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. We also acquired substantially all the assets of SEMICOA for $28.7 million, including $26.7 million in cash consideration to SEMICOA and certain creditors, the assumption of $1.2 million in liabilities, $0.6 million related to a lease agreement with a party related to SEMICOA shareholders and $0.2 million in transaction fees and expenses. We funded these acquisitions with cash on hand.

During fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. for $21.9 million, net of cash acquired. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation for $29.0 million. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. Our final acquisition fiscal year 2009, was of Nexsem, Inc. in which we entered into an asset purchase agreement to acquire substantially all of its assets for $5.2 million. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

In the fourth quarter of fiscal year 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA. Proceeds from this transaction totaled $6.6 million, of which $0.5 million was deposited with an escrow agent to be released one year subsequent to the transaction date. We sold accounts receivable, inventories, equipment, and intangible assets with net book values of $0.5 million, $2.0 million, $1.0 million and $1.4 million, respectively. In addition, we reduced goodwill by $1.4 million for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date. Direct transaction expenses related to the sale amounted to $0.4 million.

In the aggregate, the pre-tax income, net assets acquired and divested and consideration paid and received related to the acquisitions and disposition consummated in fiscal years 2009 and 2008 did not meet the minimum thresholds for reporting historical results on a pro forma basis. Historical results on a pro forma basis are included in the accompanying notes to consolidated financial statements for the acquisition consummated in fiscal year 2007.

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal year 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years.

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

Investment in Available for Sale Securities

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

Subsequent to September 27, 2009 an issuer called $10.0 million in auction rate bonds at par plus accrued interest. As such, our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million.

For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, investment in marketable securities, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity or ability for us to convert them into cash. The carrying value of our long-term liabilities at September 27, 2009 and September 28, 2008 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

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

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During fiscal year 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the anticipated closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

Goodwill and Intangible Assets

We account for goodwill on an impairment-only approach and amortize intangible assets with known useful lives over their respective useful lives. At least annually, and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year.

Revenue Recognition, Sales Returns and Allowances

We primarily recognize revenue to customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

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

We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts are recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts are based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.

Restructuring Charges

We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined that a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities result in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of the facility.

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

Stock-Based Compensation

Compensation expense for stock options was calculated based on the date of grant or conversion using the Black-Scholes option pricing model with exercise prices equal to the closing price of our common stock on the date of grant. Restricted stock awards were granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Stock options and restricted stock awards are subject to forfeiture if length of service requirements are unmet. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

Accounting For Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefit within operations as income tax expense.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 through 2008 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute of limitation expiration, interest and penalties.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2009 COMPARED TO THE FISCAL YEAR 2008

Net sales decreased $61.1 million or 12% to $453.0 million for fiscal year 2009 from $514.1 million for fiscal year 2008. Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for fiscal year 2009 and fiscal year 2008 is approximately as follows (amounts in thousands):

	2009	2008
Commercial Air/Satellite	$112,846	$103,942
Defense	170,653	167,737
Industrial/Semicap	32,182	39,674
Medical	67,188	67,264
Mobile/Connectivity	44,558	79,487
Notebook/LCD TV/Display	25,545	55,963

	$452,972	$514,067

Net sales in the commercial air/satellite end market increased $8.9 million to $112.8 million in fiscal year 2009 from $103.9 million in fiscal year 2008. Net sales have maintained relative stability though the overall commercial air market was negatively impacted by the slowing global economy. Our sales into the refurbishment market have also been negatively impacted as existing aircraft have been temporarily removed from active service due to lower travel demand. The increase in net sales between fiscal year 2009 and fiscal year 2008 was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications remain stable as generally these applications are in a less economically sensitive market. Rates of air traffic decline have slowed and financing conditions appear to have improved, and as such, we expect that net sales in this end market will remain stable next quarter.

Net sales in the defense end market increased $3.0 million to $170.7 million in fiscal year 2009 from $167.7 million in fiscal year 2008. Net sales in both periods have maintained relative stability. We expect that appropriations in the United States and allied nations for defense electronics will increase and that net sales in this end market will remain stable next quarter.

Net sales in the industrial/semicap market decreased $7.5 million to $32.2 million in fiscal year 2009 from $39.7 million in fiscal year 2008. During fiscal year 2009, semiconductor companies substantially reduced their capital expenditures in response to the economic climate which negatively impacted this end market. Visibility remains limited though some customers in this end market expect a more favorable economic environment and have requested that we accelerate delivery of orders. As such, we expect that net sales in this end market will grow slightly in the next quarter.

Net sales in the medical end market decreased $0.1 million, to $67.2 million in fiscal year 2009 from $67.3 million in fiscal year 2008. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device. The implantable market continues to show substantive growth and benefit from new product launches. In fiscal year fiscal year 2009, net sales benefited from our support of a product launch schedule of a principal implantable device customer. The growth in implantable medical devices was tempered by slowing sales into

MRI applications. As a result of the economic climate over the previous year, capital purchases of MRI equipment have declined. While we expect that our overall dollar content in medical applications will grow, especially in implantable medical devices, visibility remains limited in MRI applications. Overall, we expect that net sales in this end market will remain stable next quarter.

Net sales in the mobile/connectivity end market decreased $34.9 million, to $44.6 million in fiscal year 2009 from $79.5 million in fiscal year 2008. In fiscal year 2009, enterprise demand waned in a challenging economic environment, resulting in net sales declines. As economic conditions have improved, net sales increased sequentially in the most recent quarter and while visibility remains fairly limited, we believe this end market is showing some signs of stabilization and that net sales in this end market will increase modestly in the next quarter.

Net sales in the notebook / LCD television / display end market decreased $30.5 million, to $25.5 million in fiscal year 2009 from $56.0 million in fiscal year 2008. This end market has been negatively impacted by the effects of the economic slowdown, with the main decreases occurring in parts for automotive navigation systems and notebook storage products. While net sales in fiscal year 2009 declined as compared to fiscal year 2008, we see excellent long-term prospects for our lighting products in both CCFL- and LED-driven technologies. We continued to introduce new products in this end market with the goal of increasing our market share in the emerging less-than-40-inch television market and the netbook PC market. Net sales increased sequentially in the most recent quarter and while visibility remains fairly limited, given our new product offerings, we expect that net sales in this end market will increase modestly in the next quarter.

We believe an estimated breakout of net sales by originating geographic area for fiscal year 2009 and fiscal year 2008 was approximately as follows (amounts in thousands):

	2009	2008
United States	$215,611	$223,690
Europe	135,844	129,605
Asia	101,517	160,772

Total	$452,972	$514,067

Between fiscal year 2009 and fiscal year 2008, net sales originating from the United States and Asia decreased $8.1 million and $59.3 million, respectively, and net sales originating from Europe increased $6.2 million. Net sales originating from Asia decreased primarily due to a decrease in net sales of products, primarily in the mobile connectivity and notebook/LCD TV/display end markets, shipped from our facilities and subcontractors in Asia.

Gross profit decreased $48.6 million, to $180.4 million (39.8% of sales) for 2009 from $229.0 million (44.5% of sales) for 2008. The decrease in gross profit was due to lower sales. In fiscal year 2009, gross profit percentage was impacted 400 basis points due primarily to inventory write-downs related to product lines that do not meet gross margin targets, products that are being migrated to newer generations, products that service large capital spending end markets for which demand has declined and inventory at our Scottsdale, Arizona facility that we announced we are closing. The remaining decline in gross profit percentage was due substantially to the effects of fixed costs allocated over lower sales volume.

Selling, general and administrative expenses increased $7.6 million to $112.9 million for fiscal year 2009 from $105.3 million for fiscal year 2008. The increase related to a $6.0 million in higher stock-based compensation and $6.0 million in higher legal expenses, offset by the effects of recent restructuring and cost control measures.

Research and development expense decreased $3.6 million to $41.4 million in 2009 from $45.0 million in 2008, primarily due to the effects of recent restructuring and cost control measures. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher- margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

We incurred in-process research and development (“IPR&D”) charges of $1.3 million from the Nexsem acquisition in fiscal year 2009 and $0.4 million from the Microwave Device Technology Corporation acquisition in fiscal year 2008.

Restructuring charges amount to $13.3 million for fiscal year 2009 compared to $2.9 million for fiscal year 2008. Restructuring costs in fiscal year 2009 consisted of $13.1 in severance and $0.2 in other related costs. The increase for 2009 was principally the result of additional restructuring actions taken in 2009, including the anticipated closure of the Scottsdale manufacturing facility. We anticipate that we will incur additional future restructuring charges related to the Scottsdale closure for lease termination and facility remediation costs estimated to be approximately $8.0 million. These costs are expected to be incurred through fiscal year 2011.

Impairment charges related to facility closures represented the held for sale impairment for the building and real estate related to our closed Broomfield, Colorado facility amounting to $1.7 million and the held and used impairment for our Scottsdale manufacturing facility amounting to $4.5 million to reflect our long-lived assets at their lower fair value.

Interest income decreased $2.2 million to $1.2 million in fiscal year 2009 from $3.4 million in fiscal year 2008. The decrease was due primarily to lower interest rates earned on our cash, cash equivalents and investments.

We recorded a provision for income taxes of $17.9 million against a pre-tax loss of $8.9 million in fiscal year 2009 compared to a provision for income taxes of $16.8 million against a pre-tax income of $66.5 million in fiscal year 2008. Our worldwide operating strategy has resulted in better corporate wide efficiency and profitability; however, it also resulted in cumulative operating losses over the last several years for our U.S. operations. During the fourth quarter of fiscal year 2009, we determined that it is more likely than not that the benefits of certain U.S. deferred tax assets will not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carryback our U.S. operating losses, tax credits and reversing temporary differences to recover previously paid taxes. Based on this assessment, we determined that a valuation allowance was required for the deferred tax assets related to our U.S. operations that could not be carried back to recover previously paid taxes. Accordingly, we recorded a $28.4 million valuation allowance on a substantial portion of our U.S. deferred tax assets, which is included in the total tax provision of $17.9 million. Without this valuation allowance, we would have reported a tax benefits of approximately $10.5 million due to higher tax benefits in the jurisdictions with losses than tax expenses in the jurisdictions with income. We may be required to record additional valuation allowances in the future if our estimate on reversing temporary differences differs from the actual amounts reversed.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2008 COMPARED TO THE FISCAL YEAR 2007

Net sales increased $71.8 million or 16% to $514.1 million for fiscal year 2008 from $442.3 million for fiscal year 2007. Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for fiscal year 2008 and fiscal year 2007 is approximately as follows (amounts in thousands):

	2008	2007
Commercial Air/Satellite	$103,942	$86,084
Defense	167,737	138,225
Industrial/Semicap	39,674	53,413
Medical	67,264	57,442
Mobile/Connectivity	79,487	59,915
Notebook/LCD TV/Display	55,963	47,173

	$514,067	$442,252

Net sales in the commercial air/satellite end market increased $17.8 million to $103.9 million in fiscal year 2008 from $86.1 million in fiscal year 2007. The increase was primarily driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, as well as growing electronic content in current aircraft.

Net sales in the defense end market increased $29.5 million to $167.7 million in fiscal year 2008 from $138.2 million in fiscal year 2007. Net sales in this end market continued to be solid with high historical demand, increasing electronic content in defense equipment and continued funding of new programs.

Net sales in the industrial/semicap market decreased $13.7 million to $39.7 million in fiscal year 2008 from $53.4 million in fiscal year 2007, with the decrease primarily attributable to a decrease in sales for use in semicap applications. Net sales in our fiscal fourth quarter grew modestly, due to higher sales of industrial applications.

Net sales in the medical end market increased $9.9 million, to $67.3 million in fiscal year 2008 from $57.4 million in fiscal year 2007. Increasing functionality and device integration in implantable medical devices, such as defibrillators and pacemakers, have resulted in increases in both dollars per unit and unit content per device.

Net sales in the mobile/connectivity end market increased $19.6 million, to $79.5 million in fiscal year 2008 from $59.9 million in fiscal year 2007. Net sales in this end market have grown due primarily to the addition of contributions from PowerDsine, which we acquired in the second quarter of fiscal year 2007.

Net sales in the notebook / LCD television / display end market increased $8.8 million, to $56.0 million in fiscal year 2008 from $47.2 million in fiscal year 2007. Compared to fiscal year 2007, we gained market share in our LCD TV business for CCFL with notable design win strength with Tier 1 customers in Japan and Korea. We also saw strong interest in our next generation backlighting solutions and notebook design wins. LCD TV remains the largest component of this end market and leading LCD TV manufacturers and panel suppliers noted slowing demand at the end of fiscal year 2008.

We believe an estimated breakout of net sales by originating geographic area for fiscal year 2008 and fiscal year 2007 was approximately as follows (amounts in thousands):

	2008	2007
United States	$223,690	$247,636
Europe	129,605	57,964
Asia	160,772	136,652

Total	$514,067	$442,252

Between fiscal years 2008 and 2007, net sales originating from the United States decreased $23.9 million while net sales originating from Europe and Asia increased $71.6 million and $24.1 million, respectively. This shift in originating geographic area was due primarily to our decision to shift the fulfillment of some customer orders directly from our locations in Europe and Asia rather than through our locations in the United States. Net sales originating in Asia also increased due to the contributions of PowerDsine, Ltd., which we acquired in the second quarter of 2007.

Gross profit increased $48.0 million, to $229.0 million (44.5% of sales) for fiscal year 2008 from $181.0 million (40.9% of sales) for fiscal year 2007. The increase in gross profit was due to higher sales. Gross profit percentage increased primarily due to progress in our facility rationalization, which has reallocated production, particularly to our Ireland manufacturing facility, based on manufacturing costs, efficiencies and capabilities at each of our facilities.

Selling, general and administrative expenses increased $17.4 million to $105.3 million for fiscal year 2008 from $87.9 million for fiscal year 2007. The changes were an $11.0 million increase in stock-based compensation and a $6.4 million increase primarily related to higher selling costs to support increased sales.

Research and development expense increased $2.8 million to $45.0 million in fiscal year 2008 from $42.2 million in fiscal year 2007, primarily due to the addition of research and development expense incurred at PowerDsine. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

We incurred charges for in-process research and development (“IPR&D”) of $0.4 million in fiscal year 2008 related to our acquisition of Microwave Device Technology Corporation, a $20.9 million charge from the PowerDsine acquisition in fiscal year 2007 and $15.3 million charge from the PPG acquisition in 2006. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility, and was thus immediately expensed.

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

Interest expense was $0.7 million lower in fiscal year 2008 versus fiscal year 2007. In fiscal year 2007, we incurred interest expense on borrowings from our credit facility for temporary funding of the PowerDsine acquisition. Interest income was $1.7 million lower in fiscal year 2008 versus fiscal year 2007 primarily due to lower interest rates earned on our investments.

The effective income tax rate was 25.3% in fiscal year 2008. and 61.2% in fiscal year 2007, with the fiscal year 2007 rate affected by the non-deductibility of acquisition-related charges such as in-process research and development and other transactions related to the PowerDsine acquisition. These charges affected the fiscal year 2007 income tax rate by 31.9 percentage points. The fiscal year 2008 effective tax rate was impacted by a shift of income earned to lower tax rate jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $216.7 million and $107.2 million in cash and cash equivalents at September 27, 2009 and September 28, 2008, respectively. During fiscal year 2009, we financed our operations with cash generated from operations.

During fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. for $21.9 million in cash, net of cash acquired. We also purchased substantially all the assets of the Defense and Security business of Endwave Corporation and Nexsem, Inc. for $29.0 million and $5.2 million, respectively, in cash and assumption of certain specified liabilities. We financed these purchases using our cash and cash equivalents.

Net cash provided by operating activities increased $15.4 million to $107.2 million in fiscal year 2009 from $91.8 million in fiscal year 2008. The increase was due mainly to increased non-cash items included in net income (loss) and positive changes in working capital accounts offset by lower net income and the net change in other long term liability. The net change in other long term liabilities related primarily to liabilities established for uncertain tax positions in fiscal year 2008. A summary of net cash provided by operating activities in fiscal year 2009 and 2008 are as follows (amounts in thousands):

	2009	2008
Net income (loss)	$(26,823)	$49,654
Depreciation and amortization	33,145	28,840
Provision for doubtful accounts	571	307
Loss on disposition of assets	953	143
Impairment related to facility closures	6,185	—
In process research and development	1,310	440
Deferred income taxes	(18,610)	(8,446)
Valuation allowance on deferred income taxes	39,389	3,671
Stock-based compensation	26,933	20,973
Net change in working capital accounts	45,998	(20,601)
Net change in other long term liabilities	(1,851)	16,812

Net cash provided by operating activities	$107,200	$91,793

Accounts receivable decreased $41.0 million to $62.5 million at September 27, 2009 from $103.5 million at September 28, 2008. The decrease in accounts receivable was primarily due to lower sales in fourth quarter of fiscal year 2009 versus the fourth quarter of fiscal year 2008 but also benefited from increased collection efforts.

Inventories decreased $26.3 million to $95.4 million at September 27, 2009 from $121.7 million at September 28, 2008, with the decrease due to inventory write-downs of $17.5 million and efforts to reduce inventory levels in response to lower sales and improved inventory management.

Other current assets increased $11.9 million to $22.8 million at September 27, 2009 from $10.9 million at September 28, 2008. This increase was due substantially to an increase in prepaid income taxes and expected income tax refunds.

Current liabilities increased $33.6 million to $100.8 million at September 27, 2009 from $67.2 million at September 28, 2008. In the fourth quarter of fiscal year 2009, we reclassified $46.6 million related to our auction rate securities credit facility from long-term to current liabilities as we intend to put our investment in auction rate securities back to the financial institution where we have these securities and use the proceeds to repay the credit facility on June 30, 2010, the first date permitted by the ARS Rights. This increase was offset by a decrease in accounts payable of $14.2 million related primarily to lower purchases of inventory.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at ended September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

Subsequent to September 27, 2009 an issuer called $10.0 million in auction rate bonds at par plus accrued interest. As such, our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million.

Net cash used in investing activities was $47.2 million for 2009 and $123.2 million for 2008, respectively. Net cash used in investing activities in fiscal year 2009 primarily consisted of $55.4 million in net cash consideration for three acquisitions, purchase of property and equipment of $12.6 million, partially offset by $15.5 million from the sale of investments in available for sale securities, $5.8 million in net proceeds from the divesture of assets related to the SEMICOA business and changes in other assets of $(0.5) million. Net cash used in investing activities in fiscal year 2008 primarily consisted of a net investment in available for sale securities of $62.0 million, purchases of property and equipment of $25.2 million and $35.7 million in net cash consideration for three acquisitions.

Net cash provided by financing activities was $49.5 million and $30.9 million in fiscal year 2009 and fiscal year 2008, respectively. Net cash provided by financing activities in 2009 consisted primarily of $46.6 million in proceeds from our auction rate securities credit facility and $2.9 million in proceeds from stock option exercises. Net cash provided by financing activities in fiscal year 2008 consisted primarily of $26.0 million in proceeds from stock option exercises and $3.9 million in excess tax benefits from stock awards.

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with a Stated Maturity Date of January 1, 2010 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. As of September 27, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of September 27, 2009, we were in the third year of the agreement, there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million was outstanding in the form of a letter of credit, and $49.6 million was available for borrowing under the Revolving Credit Agreement.

On October 2, 2009, we terminated the Revolving Credit Agreement and on October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “New Credit Facility”). The New Credit Facility is scheduled to mature on October 5, 2012. The New Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The New Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the New Credit Facility is available for the issuance of letters of credit. Borrowings under the New Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the New Credit Facility.

Interest accruing on the amount of direct borrowings under the New Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the New Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term in defined in the New Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the New Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the New Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the New Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The New Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the New Credit Facility) of not less than 1.50:1.00. The New Credit Facility also contains customary limitations on the Company’s and its subsidiaries’ ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the New Credit Facility, the lender may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the New Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control.

As of September 27, 2009, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at September 27, 2009 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,300	$356	$659	$589	$5,266	$(3,570)
Operating leases	21,516	6,392	7,459	4,759	2,906	—
Purchase obligations	15,867	13,714	2,003	150	—	—
Other long-term liabilities	4,021	75	247	76	3,623	—

Total	$44,704	$20,537	$10,368	$5,574	$11,795	$(3,570)

As of September 27, 2009, we recorded $15.5 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. Additional authoritative guidance issued in February 2008 deferred the effective date of this authoritative guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). Additional authoritative guidance issued in October 2008 and April 2009 provided additional guidance on determining fair value in an inactive market and when volume and level of activity have significantly decreased. The adoption of the authoritative guidance, excluding authoritative guidance related to nonfinancial assets and nonfinancial liabilities, did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of adopting authoritative guidance with regard to nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued authoritative guidance that provided a fair value option for financial assets and financial liabilities. This authoritative guidance permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of this authoritative guidance in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance that required the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs are to be recognized separately from the acquisition and expensed as incurred. In December 2007, the FASB also issued authoritative guidance related to non-controlling interests in consolidated financial statements. In the event an entity holds less than a full ownership interest, this guidance provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. These authoritative guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of these authoritative guidance but the impact is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

In March 2008, the FASB issued authoritative that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This authoritative guidance is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of this authoritative guidance did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a certain recognized intangible asset. This authoritative guidance was intended to improve the consistency between the useful life of certain recognized intangible asset the period of expected cash flows used to measure the fair value of an asset. This authoritative guidance is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). The adoption of this authoritative guidance did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010), as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact of this authoritative guidance.

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on authoritative guidance that concluded that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. This authoritative guidance will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of this authoritative guidance, but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

In April 2009, the FASB issued authoritative guidance that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and required disclosures in summarized financial information at interim reporting periods. This guidance stated that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This authoritative guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this authoritative guidance only if it also elects to early adopt certain other authoritative guidance related to the fair value of financial assets and financial liabilities. We elected to adopt these authoritative guidance in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for us beginning after September 27, 2009. We are currently assessing the impact of ASU 2009-05 on our consolidated financial position and results of operation.

In September 2009, the FASB issued ASU No. 2009-13 which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of ASU No. 2009-13 on our consolidated financial position and results of operation.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the

ARS Rights. As such, at September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

For our investment in auction rate securities, we evaluated counterparty risk with regard the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

Subsequent to September 27, 2009 an issuer called $10.0 million in auction rate bonds at par plus accrued interest. As such, our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with a Stated Maturity Date of January 1, 2010 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75 million, $60 million and $50 million in the agreement’s first, second and third years, respectively. As of September 27, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of September 27, 2009, we were in the third year of the agreement, there were no borrowings outstanding against the Revolving Credit Agreement, $0.4 million was outstanding in the form of a letter of credit, and $49.6 million was available for borrowing under the Revolving Credit Agreement.

On October 2, 2009, we terminated the Revolving Credit Agreement and on October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “New Credit Facility”). The New Credit Facility is scheduled to mature on October 5, 2012. The New Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The New Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the New Credit Facility is available for the issuance of letters of credit. Borrowings under the New Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the New Credit Facility.

Interest accruing on the amount of direct borrowings under the New Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the New Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term in defined in the New Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the New Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the New Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the New Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The New Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the New Credit Facility) of not less than 1.50:1.00. The New Credit Facility also contains customary limitations on the Company’s and its subsidiaries’ ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the New Credit Facility, the lender may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the New Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	56

	Consolidated Balance Sheets at September 27, 2009 and September 28, 2008	57

	Consolidated Statements of Operations for each of the three fiscal years in the period ended September 27, 2009	58

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 27, 2009	59

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 27, 2009	60

	Notes to Consolidated Financial Statements	61

2.	Financial Statement Schedule

	Schedule for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

	II – Valuation and Qualifying Accounts	95

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Microsemi Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 27, 2009 and September 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, for the year ended September 28, 2008, the Company changed the manner in which it accounts for uncertain tax positions.

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

As described in Management’s report on internal control over financial reporting appearing under Item 9A, management has excluded Power Management Group, RF Integrated Solutions, and the business acquired from Nexsem, Inc., from its assessment of internal control over financial reporting as of September 27, 2009 because they were acquired in purchase business combinations during the year ended September 27, 2009. The total assets and total revenues excluded represented approximately 2% and 8% of consolidated total assets and revenues, respectively, as of and for the year ended September 27, 2009.

/s/ PricewaterhouseCoopers LLP

Orange County, California

November 20, 2009

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 27, 2009	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$216,742	$107,197
Investment in auction rate securities	46,550	62,000
Accounts receivable, net of allowance for doubtful accounts of $2,302 at September 27, 2009 and $1,731 at September 28, 2008	62,543	103,467
Inventories	95,372	121,726
Deferred income taxes	10,697	13,375
Other current assets	22,818	10,921

Total current assets	454,722	418,686
Property and equipment, net	68,698	78,589
Deferred income taxes	—	6,456
Goodwill	222,731	201,183
Intangible assets, net	55,283	49,242
Other assets	9,696	6,452

TOTAL ASSETS	$811,130	$760,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,211	$29,425
Accrued liabilities	38,577	37,395
Auction rate securities credit facility	46,550	—
Current maturity of long-term liabilities	431	406

Total current liabilities	100,769	67,226

Long-term liabilities	34,010	20,212

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; issued and outstanding 81,413 and authorized 250,000 at September 27, 2009 and issued and outstanding 79,797 and authorized 250,000 September 28, 2008, respectively	16,282	15,959
Capital in excess of par value of common stock	512,862	483,233
Retained earnings	146,675	173,498
Accumulated other comprehensive income	532	480

Total stockholders’ equity	676,351	673,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$811,130	$760,608

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three fiscal years in the period ended September 27, 2009

(amounts in thousands, except earnings per share)

	2009	2008	2007
Net sales	$452,972	$514,067	$442,252
Cost of sales	272,565	285,095	261,214

Gross profit	180,407	228,972	181,038

Operating expenses:
Selling and general and administrative	113,080	105,297	87,904
In-process research & development	1,310	440	20,940
Amortization of intangible assets	15,203	11,828	11,890
Research and development costs	41,435	45,008	42,163
Restructuring and severance charges	13,264	2,856	1,098
Impairment charges related to facility closures	6,185	—	—
Gain on dispositions of operating assets, net	—	—	(4,145)

Total operating expenses	190,477	165,429	159,850

Operating income (loss)	(10,070)	63,543	21,188

Other income (expenses):
Interest expense	(352)	(214)	(943)
Interest income	1,221	3,414	5,153
Other, net	327	(272)	(69)

Total other income	1,196	2,928	4,141

Income (loss) before income taxes	(8,874)	66,471	25,329
Provision for income taxes	17,949	16,817	15,511

Net income (loss)	$(26,823)	$49,654	$9,818

Earnings (loss) per share:
Basic	$(0.34)	$0.64	$0.13

Diluted	$(0.34)	$0.63	$0.13

Weighted-average common shares outstanding:
Basic	79,350	77,292	74,027

Diluted	79,350	79,400	76,154

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended September 27, 2009

(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at October 1, 2006	71,572	$14,316	$324,298	$114,439	$74	$453,127

Proceeds from exercise of stock options	2,382	476	21,963	—	—	22,439
Shares exchanged for options exercised	(45)	(8)	(953)	—	—	(961)
Grants, conversions and cancellations of restricted share awards	154	31	(31)	—	—	—
Issuance of stock related to an acquisition	3,091	616	68,248	—	—	68,864
Tax benefit – stock-based compensation	—	—	6,254	—	—	6,254
Stock-based compensation	—	—	9,498	—	—	9,498
Comprehensive income	—	—	—	9,818	366	10,184

Balance at September 30, 2007	77,154	$15,431	$429,277	$124,257	$440	$569,405

Proceeds from exercise of stock options	2,144	428	25,935	—	—	26,363
Shares exchanged for options exercised	(15)	(3)	(325)	—	—	(328)
Grants and cancellations of restricted share awards	514	103	(103)	—	—	—
Tax benefit – stock-based compensation	—	—	7,903	—	—	7,903
Stock-based compensation	—	—	20,546	—	—	20,546
Cumulative impact of the adoption of authoritative guidance on accounting for uncertain tax positions	—	—	—	(413)	—	(413)
Comprehensive income	—	—	—	49,654	40	49,694

Balance at September 28, 2008	79,797	$15,959	$483,233	$173,498	$480	$673,170

Proceeds from exercise of stock options	277	55	2,805	—	—	2,860
Grants and cancellations of restricted share awards	1,339	268	(268)	—	—	—
Tax benefit – stock-based compensation	—	—	41	—	—	41
Stock-based compensation	—	—	27,051	—	—	27,051
Comprehensive income (loss)	—	—	—	(26,823)	52	(26,771)

Balance at September 27, 2009	81,413	$16,282	$512,862	$146,675	$532	$676,351

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended September 27, 2009

(amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(26,823)	$49,654	$9,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,145	28,840	27,047
Provision for doubtful accounts	571	307	2,002
Loss (gain) on disposition of assets	953	143	(4,145)
Impairment charges related to facility closures	6,185	—	—
In process research and development	1,310	440	20,940
Deferred income taxes	(18,610)	(8,446)	(10,421)
Valuation allowance on deferred income taxes	39,389	3,671	8,859
Charge for stock based compensation	26,933	20,973	9,497
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	46,450	(19,722)	(9,029)
Inventories	30,188	(4,134)	(20,807)
Other current assets	(6,229)	(37)	(2,721)
Other assets	(2,762)	208	—
Accounts payable	(17,048)	2,983	3,599
Accrued liabilities	(4,601)	101	(9,778)
Income taxes payable	—	—	(3,188)
Other long-tem liabilities	(1,851)	16,812	909

Net cash provided by operating activities	107,200	91,793	22,582

Cash flows from investing activities:
Purchases of property and equipment	(12,625)	(25,202)	(18,725)
Sale of short term investments	—	—	63,045
Purchases of available for sale securities	—	(62,875)	—
Proceeds from sale of available for sale securities	15,450	875	—
Proceeds from the divestiture of Semicoa	5,817	—	—
Proceeds from sales of property, plant and equipment	60	—	11,241
Acquisition of certain business assets and businesses, net of cash acquired	(55,355)	(35,681)	(157,305)
Changes in other assets	(501)	(333)	(3,989)

Net cash used in investing activities	(47,154)	(123,216)	(105,733)

Cash flows from financing activities:
Proceeds from auction rate securities credit facility	46,550	—	—
Borrowings from loan facility	—	981	—
Excess tax benefit from options	89	3,916	3,943
Exercise of employee stock options	2,860	26,038	21,478

Net cash provided by financing activities	49,499	30,935	25,421

Net increase (decrease) in cash and cash equivalents	109,545	(488)	(57,730)
Cash and cash equivalents at beginning of year	107,197	107,685	165,415

Cash and cash equivalents at end of year	$216,742	$107,197	$107,685

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$340	$214	$943
Income taxes	$4,705	$3,536	$16,319

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include defense, commercial air/satellite, industrial/semicap, medical, mobile connectivity and notebook, LCD television and displays.

In fiscal year 2006, we entered into a definitive agreement and plan of merger with PowerDsine Ltd. (“PowerDsine”), an Israeli corporation, and Pinnacle Acquisition Corporation, Ltd., an Israeli corporation that is an indirect wholly-owned subsidiary of Microsemi. We completed the merger in fiscal year 2007 and subsequently renamed PowerDsine Ltd., Microsemi Corp. – Analog Mixed Signal Group, Ltd. (“AMSGL”).

During fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation (“MDT”) and SEMICOA and all the common stock of TSI Microelectronics Corporation (“TSI”). MDT was integrated into our existing operations in Lowell, Massachusetts. SEMICOA and TSI were integrated into our existing operations in Lawrence, Massachusetts.

During fiscal year 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition in fiscal year 2009, was of Nexsem, Inc. in which we entered into an asset purchase agreement to acquire substantially all of its assets. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. In the fourth quarter of fiscal year 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. Each of the fiscal years ended on September 27, 2009 (“fiscal year 2009”), September 28, 2008 (“fiscal year 2008”) and September 30, 2007 (“fiscal year 2007”) consisted of fifty-two weeks.

Principles of Consolidation and Presentation of Financial Information

The consolidated financial statements include the accounts of Microsemi and our subsidiaries. All intercompany transactions and balances have been eliminated. In preparing these financial statements, we evaluated the events and transactions that occurred between September 27, 2009 through November 24, 2009, the date these financial statements were issued.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10. ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of ASC 105-10 did not result in a material impact to our consolidated financial position, results of operations or cash flows.

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. With the exception of one distributor who entered into bankruptcy and for whom we charged off approximately $1.5 million against the allowance for doubtful accounts in fiscal year 2007, actual bad debt has been within our expectations and the provisions established, and has been consistent with experience of prior years.

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

Investment in Available for Sale Securities

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46.6 million via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46.6 million in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, investment in marketable securities, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity or ability for us to convert them into cash. The carrying value of our long-term liabilities at September 27, 2009 and September 28, 2008 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

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

We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During fiscal year 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the anticipated closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

Goodwill and Intangible Assets

We account for goodwill on an impairment-only approach and amortize intangible assets with known useful lives over their respective useful lives. At least annually, and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings, which equals the excess of the carrying value of goodwill over its then fair value, and a reduction in goodwill on our balance sheet. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year.

Revenue Recognition, Sales Returns and Allowances

We primarily recognize revenue to customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

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

We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts are recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts are based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.

Research and Development

We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, supplies, and the cost of prototypes. In-process research and

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development (IPR&D) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility.

Restructuring Charges

We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined that a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities result in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of the facility.

Stock-Based Compensation

Compensation expense for stock options was calculated based on the date of grant or conversion using the Black-Scholes option pricing model with exercise prices equal to the closing price of our common stock on the date of grant. Restricted stock awards were granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Stock options and restricted stock awards are subject to forfeiture if length of service requirements are unmet. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

Accounting For Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 through 2008 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute of limitation expiration, interest and penalties.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income consists of net income, the change of the cumulative foreign currency translation adjustment and for the fiscal year ended September 28, 2008, a $413,000 reduction in comprehensive income as a result of applying the provisions of authoritative guidance related to accounting for uncertainty in income taxes. Accumulated other comprehensive income consists solely of the cumulative foreign currency translation adjustment.

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

Foreign Currency

Our subsidiaries in Ireland and Israel use the United States Dollar (“USD”) as their functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Our subsidiary in France uses the European Union Euro as its functional currency. For subsidiaries that use the US dollar as the function currency, assets and liabilities are translated to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for the fiscal years 2009, 2008 and 2007 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2009	2008	2007
BASIC
Net income (loss)	$(26,823)	$49,654	$9,818

Weighted-average common shares outstanding	79,350	77,292	74,027

Basic earnings (loss) per share	$(0.34)	$0.64	$0.13

DILUTED
Net income (loss)	$(26,823)	$49,654	$9,818

Weighted-average common shares outstanding for basic	79,350	77,292	74,027
Dilutive effect of stock awards	—	2,108	2,127

Weighted-average common shares outstanding on a diluted basis	79,350	79,400	76,154

Diluted earnings (loss) per share	$(0.34)	$0.63	$0.13

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock awards in fiscal year 2009 were excluded from the computation of diluted earnings per shares as we incurred a net loss. Approximately 6,881,000 and 4,171,000 stock awards in fiscal year 2008 and fiscal year 2007, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 38% of total net sales in fiscal year 2009 were in the defense end market, substantially all of which were to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

In addition, net sales to foreign customers represented approximately one-third of net sales for fiscal years 2009, 2008 and 2007. These sales were principally to customers in Europe and Asia. Foreign sales are classified for shipments to foreign destinations. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. Additional authoritative guidance issued in February 2008 deferred the effective date of this authoritative guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). Additional authoritative guidance issued in October 2008 and April 2009 provided additional guidance on determining fair value in an inactive market and when volume and level of activity have significantly decreased. The adoption of the authoritative guidance, excluding authoritative guidance related to nonfinancial assets and nonfinancial liabilities, did not result in a material impact to our consolidated financial position, results of operations or cash flows. We are currently evaluating the potential impact of adopting authoritative guidance with regard to nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued authoritative guidance that provided a fair value option for financial assets and financial liabilities. This authoritative guidance permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of this authoritative guidance in the first quarter of fiscal year 2009 and elected the fair value option in valuing our settlement agreement related to auction rate securities. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance that required the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs are to be recognized separately from the acquisition and expensed as incurred. In December 2007, the FASB also issued authoritative guidance related to non-controlling interests in consolidated financial statements. In the event an entity holds less than a full ownership interest, this guidance provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. These authoritative guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the potential impact of these authoritative guidance but the impact is dependent on the specific terms of any potential future business combinations or acquisitions involving non-controlling interests.

In March 2008, the FASB issued authoritative that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This authoritative guidance is effective as of the beginning of an entity’s first fiscal period, including interim periods, that begin after November 15, 2008 (our second quarter of fiscal year 2009). The adoption of this authoritative guidance did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a certain recognized intangible asset. This authoritative guidance was intended to improve the consistency between the useful life of certain recognized intangible asset the period of expected cash flows used to measure the fair value of an asset. This authoritative guidance is effective for intangible assets acquired on or after the beginning of an entity’s first fiscal period, including interim periods, that begin after December 15, 2008 (our second quarter of fiscal year 2009). The adoption of this authoritative guidance did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010), as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact of this authoritative guidance.

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on authoritative guidance that concluded that a defensive intangible asset should be considered a separate unit of accounting and not be combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. This authoritative guidance will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently evaluating the impact of this authoritative guidance, but the potential impact is dependent on the specific terms of any potential future business combinations or acquisitions.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued authoritative guidance that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and required disclosures in summarized financial information at interim reporting periods. This guidance stated that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This authoritative guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this authoritative guidance only if it also elects to early adopt certain other authoritative guidance related to the fair value of financial assets and financial liabilities. We elected to adopt these authoritative guidance in the quarter ended March 29, 2009, and the adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for us beginning after September 27, 2009. We are currently assessing the impact of ASU 2009-05 on our consolidated financial position and results of operation.

In September 2009, the FASB issued ASU No. 2009-13 which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of ASU No. 2009-13 on our consolidated financial position and results of operation.

2.	INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	September 27, 2009	September 28, 2008
Raw materials	$24,148	$35,693
Work in progress	43,209	59,434
Finished goods	28,015	26,599

	$95,372	$121,726

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At September 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at September 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value of $46,550,000 via the “no net cost” auction rate securities credit facility, which resulted in an increase of $46,550,000 in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at September 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

For our investment in auction rate securities, we evaluated counterparty risk with regards the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regards to the settlement agreement and concluded, as of September 27, 2009, that non-performance risk was nominal. At September 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $46.6 million, the par value of the auction rate bonds.

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

Subsequent to September 27, 2009 an issuer called $10,000,000 in auction rate bonds at par plus accrued interest. As such, our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $36,550,000.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	September 27, 2009	September 28, 2008
Buildings	20-40 years	$35,574	$36,946
Property and equipment	3-10 years	137,867	122,153
Furniture and fixtures	5-10 years	4,382	3,556
Leasehold improvements	Shorter of asset life or life of lease	17,221	19,300

		195,044	181,955
Accumulated depreciation		(130,119)	(108,971)
Land		1,118	2,363
Construction in progress		2,655	3,242

		$68,698	$78,589

Depreciation expense was $17,942,000, $17,012,000 and $15,157,000 in fiscal years 2009, 2008 and 2007, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET:

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 27, 2009		September 28, 2008		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$73,914	$(35,505)	$66,034	$(24,818)	2 to 15
Customer relationships	17,015	(2,574)	7,555	(2,156)	4 to 15
Backlog	6,400	(4,972)	3,240	(1,744)	1 to 2
Other	2,060	(1,055)	1,740	(609)	5

	$99,389	$(44,106)	$78,569	$(29,327)

Non-amortizing intangible assets
Goodwill	$222,731		$201,183

During fiscal year 2009, goodwill increased related to our acquisitions of Microsemi Corp. – Power Management Group, Microsemi Corp. – RF Integrated Solutions and Nexsem, Inc. in the amounts of $9,777,000, $12,304,000 and $786,000, respectively. In addition, we reduced goodwill by $1,413,000 for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date.

During fiscal year 2008, goodwill increased related to our acquisitions of SEMICOA, Microwave Device Technology Corporation and TSI Microelectronics Corporation in the amounts of $21,974,000, $1,697,000 and $442,000, respectively.

Amortization expense for intangible assets in fiscal years 2009, 2008 and 2007 was $15,203,000, $11,828,000 and $11,890,000, respectively. Estimated amortization in each of the five succeeding years is as follows (amounts in thousands):

	Fiscal Year
	2010	2011	2012	2013	2014
Amortization expense	$15,655	$10,883	$8,133	$7,881	$5,347

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	September 27, 2009	September 28, 2008
Payroll, bonus, vacation, sick and other employee benefits	$14,275	$20,655
Restructuring	8,256	1,949
Other	16,046	14,791

	$38,577	$37,395

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INCOME TAXES

Pretax income (loss) was generated from the following sources (amounts in thousands):

	For each of the three fiscal years in the period ended on or about September 27, 2009
	2009	2008	2007
Domestic	$(61,840)	$14,370	$37,929
Foreign	52,966	52,101	(12,600)

Total	$(8,874)	$66,471	$25,329

The provision for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended on or about September 27, 2009
	2009	2008	2007
Current:
Federal	$(10,791)	$12,292	$13,162
State	1,227	3,260	2,401
Foreign	6,733	6,040	1,510
Deferred
Federal	13,708	(4,431)	(861)
State	7,293	(700)	(701)
Foreign	(221)	356	—

	$17,949	$16,817	$15,511

We have state net operating losses (“NOLs”) of approximately $21,397,000 that begin expiring in 2020, foreign NOLs of approximately $82,799,000 that carryforward indefinitely, state research and experimentation credits of approximately $10,783,000, and federal and state enterprise zone credits of approximately $250,000 and $186,000, respectively, that have an indefinite carry forward.

During the fourth quarter of fiscal year 2009, we determined that it is more likely than not that the benefits of certain U.S. deferred tax assets will not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carryback our U.S. operating losses, tax credits and reversing temporary differences to recover previously paid taxes. Of these factors, we believe that the only meaningful positive evidence available to support our ability to realize the tax benefit related to the deferred tax assets of our U.S. operations relates to carryback of reversals of temporary differences in the future. We may be required to record additional valuation allowances in the future if our estimate of reversing temporary differences differs from the actual amounts reversed. We determined that carrybacks were not available to fully realized benefits from all of our available U.S. deferred tax assets; therefore, we recorded a $28,446,000 valuation allowance on a substantial portion of our U.S. deferred tax assets. The $28,446,000 of valuation allowance is included in the total tax provision of $17,949,000.

During fiscal year 2009, we recorded approximately $11,165,000 of deferred tax assets for our foreign operations and $10,943,000 of valuation allowance on these assets. These deferred tax assets and valuation

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowances are primarily related to our operations in Israel. We have provided a foreign valuation allowance of approximately $22,197,000 as of September 27, 2009 on all of our net deferred tax assets related to PowerDsine, Inc., which we acquired in fiscal year 2007 and renamed Microsemi Corp. – Analog Mixed Signal Group, Ltd. (“AMSGL”), as we have determined that it was more likely than not that the deferred tax assets would not be realized. The utilization of the NOLs acquired with Advanced Power Technology, Inc., which we acquired in fiscal year 2006, and renamed Microsemi Corp. – Power Products Group (“PPG”) will be subject to limitations due to the ownership change. At this time, based upon the purchase price of PPG, we do not believe that these limitations will affect the utilization of the NOLs. Additionally, upon adoption of authoritative guidance related to business combinations in the first quarter of fiscal year 2010, future period reductions to the valuation allowance related to AMSGL’s deferred tax assets will be credited to the income tax provision.

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2009 and 2008, these undistributed earnings aggregated approximately $116,494,000 and $94,700,000, respectively.

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended September 27, 2009
	2009	2008	2007
Tax computed at federal statutory rate	$(3,107)	$23,264	$8,864
State taxes, net of federal impact	(2,495)	578	1,105
Foreign income taxed at different rates	(22,969)	(14,042)	1,159
Tax credits	(1,899)	(512)	(3,914)
Stock award compensation	3,225	3,183	2,342
In process research and development	—	—	6,073
Unrecognized tax benefits	3,298	1,020	—
Imputed interest	335	—	—
Executive compensation	1,558	—	—
Other differences, net	614	(345)	(134)
Valuation allowance	39,389	3,671	16

	$17,949	$16,817	$15,511

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	September 27, 2009	September 28, 2008
Accounts receivable, net	$1,371	$1,939
Inventories	13,384	8,392
Accrued employee benefit expenses	1,778	2,164
Net operating losses	22,587	13,085
Tax credits	7,655	4,078
Accrued other expenses	9,695	2,590
Deferred equity compensation	9,424	7,069
Property and equipment, net	—	435
Other assets	2,664	2,895

Total deferred tax assets	68,558	42,647

Intangible assets	(15,928)	(8,985)
Property and equipment, net	(358)	—

Total deferred tax liabilities	(16,286)	(8,985)

Less valuation allowance	(53,220)	(13,831)

	$(948)	$19,831

We adopted authoritative guidance related to accounting for uncertain tax positions on October 1, 2007. As a result of the adoption, the Company recognized a $5,308,000 increase to the liability for unrecognized tax benefits, which was accounted for as a net $413,000 reduction to the October 1, 2007 balance of retained earnings. As of the adoption date, the Company had estimated accrued interest and penalties related to the unrecognized tax benefits of $1,470,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	September 27, 2009	September 28, 2008
Beginning gross unrecognized tax benefits	$12,819	$12,713
Additions based on tax positions related to the current year	2,411	2,532
Additions based on tax positions of prior years	2,236	1,541
Reductions for lapses and settlements	(1,035)	(3,967)

Ending gross unrecognized tax benefit	$16,431	$12,819

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended September 27, 2009 and September 28, 2008, the Company recognized approximately $757,000 and $1,054,000, respectively, in interest and penalties. The cumulative interest and penalties at September 27, 2009 and September 28, 2008 were $3,281,00 and $2,524,000, respectively.

Unrecognized tax benefits of $12,194,000 at September 27, 2009 would impact the effective tax rate if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file U.S. state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2005 to 2008 generally remain subject examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 to 2008 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flows.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of (amounts in thousands):

	September 27, 2009	September 28, 2008
Capital leases	$3,300	$3,319
Other long-term liabilities:
Unrecognized tax benefits	15,475	12,351
Deferred tax liabilities	11,645	—
Accrued retirement	3,370	3,725
Environmental	357	357
Other	294	866

Total long-term liabilities	34,441	20,618
Current portion	(431)	(406)

Long-term portion	$34,010	$20,212

We lease a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease with terms ranging from three to four years. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include environmental reserves and statutory and supplemental retirement benefits.

Payments for capital lease obligations and other long-term liabilities, including the current portion, that are due in each of five succeeding years are as follows, (amounts in thousands):

	Fiscal Year
	2010	2011	2012	2013	2014	Thereafter
Capital leases	$356	$353	$306	$297	$292	$1,696
Other long-term liabilities	75	199	48	40	36	3,623

Total	$431	$552	$354	$337	$329	$5,319

9.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For fiscal years 2009, 2008 and 2007, total compensation expense for stock awards amounted to $26,933,000, $20,973,000 and $9,497,000, respectively.

Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
Fiscal Year Ended		Exercise Price	Fair Value
September 27, 2009
Option grants	8,800	$21.32	$6.35	1.9%	0.0%	3.0	41.3%
Restricted stock award	1,370,667		$20.70
September 28, 2008
Option grants	2,295,340	$26.76	$7.57	3.6%	0.0%	2.7	38.3%
Restricted stock award	515,672		$28.40
September 30, 2007
Option grants	2,893,700	$19.26	$6.41	4.5%	0.0%	3.0	41.2%
Restricted stock award	100,000		$20.99
Converted PowerDsine options	1,813,560	$9.71	$9.14	5.0%	0.0%	0.8	37.6%
Converted PowerDsine restricted stock awards	56,505		$17.88

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

Converted PowerDsine options and restricted stock awards were issued in connection with the fiscal year 2007 acquisition of PowerDsine, Ltd. Each PowerDsine restricted stock award was converted into 0.1498 Microsemi restricted stock awards which were valued at $17.88 per award and $8.25 in cash. The cash component is payable upon the vesting of the related reward. Compensation expense related to the vesting of the cash component during fiscal years 2009, 2008 and 2007 was $665,000, $620,000 and $500,000, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to stock options are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding October 1, 2006	10,077,180	$17.06
Granted or Converted	4,707,260	15.58
Exercised	(2,535,722)	8.84
Expired or Canceled	(440,355)	21.96

Outstanding September 30, 2007	11,808,363	$18.05
Granted	2,295,340	26.76
Exercised	(1,993,554)	13.22
Expired or Canceled	(338,099)	23.97

Outstanding September 28, 2008	11,772,050	$20.39
Granted	8,800	21.32
Exercised	(276,487)	10.34
Expired or Canceled	(841,377)	22.60

Outstanding September 27, 2009	10,662,986	$20.48

Stock options exercisable under the Plan were 8,387,761, 7,387,940 and 8,322,940 at September 27, 2009, September 28, 2008 and September 30, 2007, respectively, at weighted-average exercise prices of $19.66, $18.96 and $17.45, respectively. The total intrinsic value of options exercised during the fiscal years 2009, 2008 and 2007 was $995,000, $24,145,000 and $31,329,000, respectively.

Intrinsic value and weighted-average remaining life related to outstanding and unvested stock options are as follows (intrinsic value in thousands):

	Intrinsic Value	Weighted- Average Remaining Life
September 30, 2007
Outstanding	$116,712	6.4
Unvested	$33,085	5.7
September 28, 2008
Outstanding	$78,853	5.4
Unvested	$24,501	4.8
September 27, 2009
Outstanding	$11,356	4.3
Unvested	$180	3.9

During fiscal year 2007, we granted one restricted stock award consisting of 100,000 shares that vest after two years. The remaining 56,505 restricted share awards granted in 2007 were converted in connection with the acquisition of PowerDsine. During fiscal year 2008, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 16,667 shares with restrictions that lapse annually in nearly equal amounts over two years, 175,000 shares with restrictions that lapse in the amounts of 50,000 after one year, 100,000 after two years and 175,000 after three years and 275,005 shares with restrictions that lapse annually over three years. During fiscal year 2009, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 100,000 shares with restrictions that lapse in the amounts of 25,000 after one year and 75,000 after two years and 1,221,667 with restrictions that lapse annually over three years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows:

	Restricted Stock Awards	Weighted- Average Grant Price
Outstanding October 1, 2006	—	$—
Granted or Converted	156,505	19.87
Vested	(4,422)	17.88
Canceled	(2,352)	17.88

Outstanding and Unvested September 30, 2007	149,731	$19.96
Granted	515,672	28.40
Vested	(70,233)	24.57
Canceled	(1,641)	17.88

Outstanding and Unvested September 28, 2008	593,529	$26.75
Granted	1,370,667	20.70
Vested	(313,136)	24.58
Canceled	(31,364)	18.49

Outstanding and Unvested September 27, 2009	1,619,696	$22.21

At September 27, 2009, unamortized compensation expense related to unvested options and restricted stock awards, net of forfeitures, was approximately $28,946,000. The weighted average period over which compensation expense related to these grants will be recognized is 1.3 years.

Remaining shares available for grant at September 27, 2009, September 28, 2008 and September 30, 2007 under the Plan were 2,763,000, 3,461,000 and 3,145,000, respectively.

Cash Bonus Plan

Our Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $2,600,000, $8,141,000 and $7,340,000 in fiscal years 2009, 2008 and 2007, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. In fiscal year 2007, we matched 100% of the first 3% of an employee’s contribution. In fiscal year 2008, we matched 100% of the first 3% and 50% of the next 2% of an employee’s contribution. During the third quarter of fiscal year 2009, we discontinued an employer match. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We do not match this supplemental contribution. We contributed $2,176,000, $3,114,000 and $2,566,000 to this plan during fiscal years 2009, 2008 and 2007, respectively.

Supplemental Retirement Plan

In fiscal year 1994, we adopted a supplemental retirement plan, which provides certain then long-term employees with retirement benefits based upon a certain percentage of the respective employee’s salaries. Included in other long-term liabilities at September 29, 2009 and September 28, 2008 were $210,000 and $202,000, respectively, related to our estimated liability under the plan. All participants in this plan have retired from the Company.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2017. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

Payments due by period
Total	2010	2011	2012	2013	2014	Thereafter
$21,516	$6,392	$4,258	$3,201	$2,651	$2,108	$2,906

Lease expense charged to income was $7,652,000, $5,769,000 and $5,986,000 in fiscal years 2009, 2008 and 2007, respectively.

Purchase Obligations

We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

Payments due by period
Total	2010	2011	2012	2013	2014	Thereafter
$15,867	$13,714	$1,242	$761	$150	$—	$—

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) in October 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2002, the PD Companies filed an answer denying all of the allegations stated in the Complaint and raising several affirmative defenses to the claims asserted. In May 2003, the Court stayed the proceeding between ChriMar and the PD Companies pending resolution of a lawsuit filed by ChriMar against Cisco Systems, Inc. (“Cisco”), alleging that Cisco products infringed the same patent asserted against the PD Companies. In August 2006, following settlement of the case against Cisco, the Court issued an order to commence discovery. The discovery order was stayed in 2006 after ChriMar filed separate patent infringement actions against both D-Link Systems and Foundry Networks. The Court subsequently combined these actions with the case against the PD Companies for partial joint administration. No trial date has been set. The Court has issued a construction of the applicable claims involved in the case, and discovery has been completed. Based on the application of industry statistics relating to outcome of patent litigation matters, we have provided for the estimated potential loss.

In December 2008, the United States Department of Justice instituted a proceeding against us in the United States District Court for the Eastern District of Virginia in connection with our acquisition of certain assets from SEMICOA. In the complaint, the Department of Justice alleged that our acquisition of assets from SEMICOA substantially lessened competition in the manufacture and sale of certain small signal transistors and diodes that meet Department of Defense standards. The principal remedy requested by the Department of Justice was divestiture of the assets acquired. In August 2009, in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the sale of the assets purchased from SEMICOA to a third party.

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and the parties are now in the process of submitting post-hearing briefs. Management cannot reasonably determine the scope or amount of possible liabilities, if any, that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 27, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance, effective April 1, 2003. The agreement requires us to set up a claim payment fund of $60,000 and to obtain a letter of credit of $400,000 for this fund. Accrued workers’ compensation liability was $781,000 and $848,000 at September 27, 2009 and September 28, 2008, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, in the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to us from these litigation matters could differ materially from those projected.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In 2005, we announced the consolidation of operations in Broomfield, Colorado, a 130,000 square foot facility, into other Microsemi facilities and recorded estimated severance payments of $1,134,000. The severance payments are related to approximately 148 employees, including 14 management positions. Severance payments commenced in the second quarter of fiscal year 2006. Broomfield accounted for approximately 5%, 4% and 3% of net sales in fiscal years 2009, 2008 and 2007, respectively. The increase in the sales percentage related to our customers taking a larger stocking position during the transition of product lines from the Broomfield facility to other Microsemi facilities.

The Broomfield facility ceased operations at the end of the third quarter of fiscal year 2009, and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the date below (amounts in thousands):

	Employee Severance	Other Related Costs	Total
Balance at October 1, 2006	$880	$—	$880
Provisions	309	643	952
Cash expenditures	(165)	(643)	(808)

Balance at September 30, 2007	$1,024	$—	$1,024
Provisions	250	—	250
Cash expenditures	(315)	—	(315)

Balance at September 28, 2008	$959	$—	$959
Provisions	294	232	526
Cash expenditures	(670)	(232)	(902)

Balance at September 27, 2009	$583	$—	$583

During fiscal year 2009, we recorded a held for sale impairment of $1,723,000 related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado to reflect our long-lived assets at their lower fair value. In addition, we have reclassified the Broomfield, Colorado real estate from property and equipment to other current assets in the amount of $630,000 at September 27, 2009 as we anticipate selling the property in the next twelve months.

In May 2007, we announced that we will retain our manufacturing operations in Ennis, Ireland to meet the increasing demand for our high-reliability defense and commercial air/satellite products. In the third quarter of fiscal year 2007, we reversed accruals for severance totaling $1,283,000.

In fiscal year 2007 we recorded $940,000 in severance expense incurred in integrating existing Microsemi operations with PowerDsine. The severance payments cover approximately 30 employees and substantially all payments were made by the end of fiscal year 2007.

In fiscal year 2008, we recorded restructuring expenses of $2,606,000 in addition to Broomfield closure charges. These expenses were for severance payments of approximately $1,286,000 related to reductions in force and approximately $1,319,000 (comprised of cash payments of salary and related expenses of $686,000 and non-cash expenses of $633,000 related to stock awards) related to the retirement of a former officer of the

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. The reductions in force impacted approximately 100 employees, substantially all of whom were in manufacturing departments at our various facilities. We generally offer severance benefits, including pay continuation and continued health coverage for a limited period of time based on an employee’s length of service. We expect that accrued balances will be paid out within the next twelve months.

The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 30, 2007	$—
Provisions	2,606
Cash expenditures	(1,096)
Other non-cash settlement	(209)

Balance at September 28, 2008	$1,301

In fiscal year 2009, we recorded restructuring expenses of $7,419,000 related to severance from reductions in force at our various facilities, in addition to Broomfield and Scottsdale closure charges. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. In connection with the fiscal year 2009 restructuring items, we incurred an impairment charge of $590,000 related to the retirement of manufacturing fixed assets that will be disposed. Expense related to this impairment charge was recorded in cost of goods sold. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 28, 2008	$1,301
Provisions	7,419
Cash expenditures	(5,510)
Other non-cash settlement	(856)

Balance at September 27, 2009	$2,354

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona by April 2011. In fiscal year 2009, the Company recorded charges for restructuring and other reserves related to the Scottsdale closure that included severance charges of $5,319,000 that are expected to be paid beginning in the first quarter of fiscal year 2010 and extending through 2012 and a held and used impairment of $4,462,000 to reflect our long-lived assets at their lower fair value.

We also recorded charges of $7,335,000 for additional inventory obsolescence write-downs to cost of goods sold for estimated inventory components that will not be used by the anticipated closure date and that cannot be used by other manufacturing facilities. Scottsdale currently has approximately 375 employees and occupies a 135,000 square foot leased facility. Scottsdale shipped approximately 14%, 15% and 22% of net sales in fiscal years 2009, 2008 and 2007, respectively.

12.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability individual component

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	2009	2008	2007
Net Sales:
United States	$215,611	$223,690	$247,636
Europe	135,844	129,605	57,964
Asia	101,517	160,772	136,652

Total	$452,972	$514,067	$442,252

Commercial Air/Satellite	$112,847	$103,942	$86,084
Defense	170,653	167,737	138,225
Industrial/Semicap	32,182	39,674	53,413
Medical	67,188	67,264	57,442
Mobile Connectivity	44,558	79,487	59,915
Notebook/LCD TV/Display	25,544	55,963	47,173

Total	$452,972	$514,067	$442,252

Long lived assets:
United States	$51,874	$64,674	$63,460
Europe	13,619	10,030	2,397
Asia	3,205	3,885	2,989

Total	$68,698	$78,589	$68,846

13.	REVOLVING CREDIT FACILITY AND SUBSEQUENT EVENT

We entered into an unsecured Revolving Credit Agreement dated as of December 29, 2006 with Comerica Bank (the “Revolving Credit Agreement”) with maximum available borrowing amounts set at $75,000,000, $60,000,000 and $50,000,000 in the agreement’s first, second and third years, respectively. As of September 27, 2009, we were in compliance with the financial covenants required by the Revolving Credit Agreement. As of September 27, 2009, we were in the third year of the agreement, there were no borrowings outstanding against the Revolving Credit Agreement, $400,000 was outstanding in the form of a letter of credit, and $49,600,000 was available for borrowing under the Revolving Credit Agreement.

On October 2, 2009, we terminated the Revolving Credit Agreement and on October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “New Credit Facility”). The New Credit Facility is scheduled to mature on October 5, 2012. The New Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The New Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the New Credit Facility is available for the issuance of letters of credit. Borrowings under the New Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the New Credit Facility.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest accruing on the amount of direct borrowings under the New Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the New Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term in defined in the New Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the New Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the New Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the New Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The New Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the New Credit Facility) of not less than 1.50:1.00. The New Credit Facility also contains customary limitations on the Company’s and its subsidiaries’ ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the New Credit Facility, the lender may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the New Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control.

14.	ACQUISITIONS AND DIVESTITURE

Fiscal Year 2007

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In-process research and development (“IPR&D”) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. Accordingly, the $20,940,000 allocated to IPR&D was immediately expensed. This amount was not deductible for tax purposes which has impacted our effective tax rate for fiscal year 2007.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma data summarizes the results of operations for the fiscal year ended September 30, 2007 as if the merger with AMSGL had been completed on October 2, 2006. The unaudited pro-forma data has been prepared for informational purposes only and does not purport to represent what the results of operations would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, manufacturing profit in ending inventory, amortization expense of identified intangible assets, stock option compensation from converted PowerDsine options, foregone interest income, additional interest expense and the related tax effect of these items (amounts in thousands, except per share data):

September 30, 2007
Net sales	$450,790
Net income	$4,328
Earnings per share
Basic	$0.06
Diluted	$0.06

Fiscal Year 2008

In the first quarter of fiscal year 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the outstanding shares of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. We have substantially integrated the assets or businesses from these acquisitions into our operations in Massachusetts and funded these acquisitions with cash on hand.

In the fourth quarter of fiscal year 2008, we acquired substantially all of the assets of SEMICOA for an estimated purchase consideration of $28.7 million in cash, lease consideration and assumption of certain liabilities. We funded this acquisition with cash on hand.

The purchase price for SEMICOA is as follows (amounts in thousands):

Cash consideration to SEMICOA and SEMICOA creditors, net of cash acquired	$26,682
Estimated direct transaction fees and expenses	200
Excess lease consideration	618
Assumed liabilities	1,181

Estimated total consideration	$28,681

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excess lease consideration was calculated based on contracted expenditures during the period in excess of when we intend to vacate the SEMICOA facility. Microsemi executed a lease with a party with common shareholders to SEMICOA.

The purchase price for SEMICOA has been allocated based on the estimated fair values of assets acquired. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the aggregate, the pre-tax income, net assets acquired and consideration paid related to the acquisitions consummated in fiscal year 2008 did not meet the minimum thresholds for reporting historical results on a pro forma basis.

Fiscal Year 2009

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

The purchase consideration is as follows (amounts in thousands):

Cash consideration to Electro Module, Inc. stockholders	$23,198
Direct transaction fees and expenses	83

Total consideration	$23,281

The purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$1,372
Accounts receivable	5,725
Inventories	1,402
Other current assets	4,590
Property and equipment	1,105
Goodwill	9,777
Intangible assets	11,400
Accounts payable	(2,072)
Accrued liabilities	(5,469)
Deferred income tax liability – long term	(4,549)

Total consideration	$23,281

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$3,970	3 to 8
Backlog	2,780	3
Customer relationships	4,330	10
Trade name	320	3

	$11,400

In the third quarter of fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. This acquisition was integrated into a new entity – Microsemi Corp. – RF Integrated Solutions.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase consideration is as follows (amounts in thousands):

Cash consideration to Endwave Corporation	$28,000
Assumed liabilities	578
Direct transaction fees and expenses	398

Total consideration	$28,976

The purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Accounts receivable	$1,055
Inventories	3,966
Other current assets	6
Property and equipment	2,575
Goodwill	12,304
Intangible assets	9,070

Total consideration	$28,976

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$3,330	6
Backlog	2,000	2
Customer relationships	3,740	6

	$9,070

In the third quarter of fiscal year 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of Nexsem, Inc. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. This acquisition was integrated into the existing operations of Microsemi Corp. – Analog Mixed Signal Group.

The purchase consideration is as follows (amounts in thousands):

Cash consideration to Nexsem, Inc.	$4,800
Assumed liabilities	363
Direct transaction fees and expenses	18

Total consideration	$5,181

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed. Management’s estimate of the purchase price allocation is as follows (amounts in thousands):

Accounts receivable	$340
Inventories	387
Property and equipment	434
Other assets	24
Goodwill	786
In process research and development	1,310
Intangible assets	1,900

Total consideration	$5,181

Other intangible assets and their estimated useful lives are as follows (amounts in thousands, except useful life):

	Asset Amount	Useful Life (Years)
Completed technology	$520	4
Backlog	90	1
Customer relationships	1,290	4

	$1,900

In-process research and development (“IPR&D”) represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition date, had not yet reached technological feasibility. Accordingly, the $1,310,000 allocated to IPR&D was immediately expensed.

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

In the fourth quarter of fiscal year 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA. Proceeds from this transaction totaled $6,625,000, of which $500,000 was deposited with an escrow agent to be released one year subsequent to the transaction date. We sold accounts receivable, inventories, equipment, and intangible assets with net book values of $543,000, $1,973,000, $1,008,000 and $1,355,000, respectively, and reversed $41,000 in related net deferred expenses. In addition, we reduced goodwill by $1,413,000 for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date. Direct transaction expenses related to the sale amounted to $358,000. We recorded a gain of $16,000 related to this divestiture.

In the aggregate, the pre-tax income, net assets acquired and divested and consideration paid and received related to the acquisitions consummated in fiscal year 2009 did not meet the minimum thresholds for reporting historical results on a pro forma basis.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2009
	December 28, 2008	March 29, 2009	June 28, 2009	September 27, 2009
Net sales	$130,594	$105,693	$107,007	$109,678
Gross profit	$60,433	$32,712	$45,169	$42,093
Net income (loss)	$13,208	$(16,612)	$7,842	$(31,261)
Basic earnings (loss) per share	$0.17	$(0.21)	$0.10	$(0.39)
Diluted earnings (loss) per share	$0.16	$(0.21)	$0.10	$(0.39)

	Quarters ended in fiscal year 2008
	December 30, 2007	March 30, 2008	June 29, 2008	September 28, 2008
Net sales	$123,474	$126,665	$129,255	$134,673
Gross profit	$52,534	$55,199	$58,152	$63,087
Net income	$8,613	$9,815	$13,937	$17,289
Basic earnings per share	$0.11	$0.13	$0.18	$0.22
Diluted earnings per share	$0.11	$0.12	$0.17	$0.21

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 30, 2007	$1,150	$2,002	$—	$(1,728)	$1,424

September 28, 2008	$1,424	$307	$—	$—	$1,731

September 27, 2009	$1,731	$712	$—	$(141)	$2,302

Tax valuation allowance
September 30, 2007	$1,954	$16	$8,190	$—	$10,160

September 28, 2008	$10,160	$3,671	$—	$—	$13,831

September 27, 2009	$13,831	$39,389	$—	$—	$53,220

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

As of September 27, 2009, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2009.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2009.

Management excluded Microsemi Corp. – Power Management Group, Microsemi Corp. – RF Integrated Solutions and the Nexsem, Inc. business from our assessment of internal control over financial reporting as of September 27, 2009 because they were acquired in purchase business combinations during the year ended September 27, 2009. The total assets and total revenues excluded represented approximately 2% and 8% of the related consolidated financial statement amounts as of and for the year ended September 27, 2009.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Except to the extent set forth below, Items 10, 11, 12, 13 and 14 are omitted since the Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 27, 2009. The information required by those items will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading “Audit Matters.”

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
John W. Hohener
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:      November 24, 2009

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	November 20, 2009

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2009

/s/ JOHN W. HOHENER John W. Hohener	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 20, 2009

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	November 20, 2009

/s/ WILLIAM L. HEALEY William L. Healey	Director	November 20, 2009

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	November 20, 2009

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	November 20, 2009

/s/ PAUL F. FOLINO Paul F. Folino	Director	November 20, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of November 2, 2005 by and among Microsemi Corporation, APT Acquisition Corp. and Advanced Power Technology, Inc., including the following exhibits:
Form of Voting Agreement
Form of Non-Competition Agreement
Form of Lock-up Agreement
Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC’s request:
Form of Employment Agreement
Form of Certificate of Merger
List of Parties to Ancillary Agreements(12)

2.1.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006(17)

2.2	Agreement and Plan of Merger dated October 24, 2006 by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd.(19)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(4)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(13)

3.3	Amended and Restated Bylaws of Microsemi Corporation(23)*

4.1	Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, as Rights Agent, and the exhibits thereto(3)

4.1.1	Amendment No. 1 dated December 16, 2005 to Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(13)

4.2	Specimen certificate for the shares of common stock of Microsemi Corporation(13)

10.1	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2(2)*

10.1.1	Amendments Nos. 3, 4 and 5 to Advanced Power Technology Stock Option Plan dated December 31, 1995, as amended(8)*

10.1.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(18)*

10.1.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(18)*

10.2	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(9)*

10.2.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(18)*

10.3	Form of Option Assumption Agreement, entered into between Microsemi Corporation and each of the holders of Advanced Power Technology, Inc. options assumed by Microsemi Corporation(18)*

10.4	Microsemi Corporation 1987 Stock Plan, and amendments thereto(10)*

10.4.1	Form of Employee Stock Option Agreement prior to August 17, 2004(7)*

10.4.2	Form of Employee Stock Option Agreement from and after August 17, 2004(7)*

10.4.3	Form of Employee Stock Option Agreement from and after September 26, 2005(11)*

Exhibit Number	Description

10.4.4	Form of Employee Stock Option Agreement from and after February 22, 2006(14)*

10.4.5	Form of Employee Stock Option Agreement from and after March 28, 2006(16)*

10.4.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(7)*

10.4.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(14)*

10.4.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(5)*

10.4.9	Form of Amendment of Eligible Unvested Options(10)*

10.4.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(20)*

10.4.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(21)*

10.4.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(21)*

10.4.13	Summary of Automatic Annual Additions under 1987 Stock Plan(20)*

10.5	Microsemi Corporation 2008 Performance Incentive Plan(22)*

10.5.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan(25)*

10.5.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan(25)*

10.6	Microsemi Corporation Cash Bonus Plan(25)*

10.7	Microsemi Corporation 2007 Executive Cash Bonus Plan(20)*

10.8	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation(25)*

10.8.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreement(26)*

10.8.2	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(27)*

10.9	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (27)*

10.10	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(27)*

10.11	Supplemental Executive Retirement Plan(1)*

10.12	Supplemental Medical Plan(7)*

10.13	Summary of Compensation Arrangements for Named Executive Officers(25)*

10.14	Directors’ Compensation Policy(21)*

10.15	Board Member Retirement Process(6)*

10.16	Form of Officers and Directors Indemnification Agreement(23)*

10.17	Motorola-Microsemi PowerMite® Technology Agreement(14)

10.18	Credit Agreement, dated as of October 5, 2009 between Microsemi Corporation and Bank of America, N.A. (28)

10.19	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(15)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

Exhibit Number	Description

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No. 333-38418) and incorporated herein by reference.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(5)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(8)	Previously filed by Advanced Power Technology, Inc. on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K (File No. 1-16047) and incorporated herein by reference.
(9)	Previously filed by Advanced Power Technology, Inc. on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K (File No. 1-16047) and incorporated herein by reference.
(10)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 7, 2005.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on April 27, 2006.

(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 2 to Form S-4 on Form S-8 (Reg. No. 333-135678) as filed with the Commission on July 10, 2006.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 30, 2006.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(22)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(26)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(27)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(28)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 7, 2009.