Form 10-Q
period 2009-12-27
MICROSEMI CORP
filed 2010-01-29
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 27, 2009

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 21, 2010 was 82,941,188.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•

expectations that we will successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•	demand, growth and sales expectations for our products;

•	expectations regarding our performance and competitive position in future periods;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding financial and operating results; and

•	expectations regarding our outlook for our end markets.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included in Part II of this Quarterly Report on Form 10-Q, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates will necessarily prove correct or that all of our objectives or plans will necessarily be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter ended December 27, 2009 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the quarter ended December 27, 2009, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of December 27, 2009 and September 27, 2009, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 27, 2009	September 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$234,895	$216,742
Investment in available for sale auction rate securities	36,550	46,550
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,302 at December 27, 2009 and September 27, 2009, respectively	71,742	62,543
Inventories	91,043	95,372
Deferred income taxes	10,655	10,697
Other current assets	22,312	22,818

Total current assets	467,197	454,722

Property and equipment, net	66,922	68,698
Goodwill	222,731	222,731
Other intangible assets, net	51,500	55,283
Other assets	10,211	9,696

TOTAL ASSETS	$818,561	$811,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,934	$15,211
Accrued liabilities	32,765	38,577
Auction rate securities credit facility	36,550	46,550
Current maturity of long-term liabilities	430	431

Total current liabilities	92,679	100,769

Other long term liabilities	33,467	34,010

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 82,830 and 81,413 at December 27, 2009 and September 27, 2009, respectively	16,566	16,282
Capital in excess of par value of common stock	520,764	512,862
Retained earnings	154,635	146,675
Accumulated other comprehensive income	450	532

Total stockholders’ equity	692,415	676,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,561	$811,130

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	December 27, 2009	December 28, 2008
Net sales	$112,832	$130,594
Cost of sales	60,564	70,161

Gross profit	52,268	60,433

Operating expenses:
Selling, general and administrative	25,813	30,605
Research and development	11,805	10,767
Amortization of intangible assets	3,883	3,244
Restructuring and severance charges	295	1,905

Total operating expenses	41,796	46,521

Operating income	10,472	13,912

Other income (expense):
Interest income	91	683
Interest expense	(112)	(56)
Other, net	(157)	46

Total other income (expense)	(178)	673

Income before income taxes	10,294	14,585
Provision for income taxes	2,334	1,377

NET INCOME	$7,960	$13,208

Earnings per share:
Basic	$0.10	$0.16

Diluted	$0.10	$0.16

Common and common equivalent shares outstanding:
Basic	81,505	80,936

Diluted	82,117	81,848

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net income	$7,960	$13,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,506	7,651
Provision for doubtful accounts	205	—
Stock-based compensation	6,736	7,915
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(9,404)	8,676
Inventories, net	4,260	(5,759)
Other current assets	10,506	3,204
Other assets	(172)	146
Deferred income taxes	(494)	(824)
Accounts payable and accrued liabilities	(7,873)	(14,860)
Income taxes payable	(145)	2,334
Other long term liabilities	(8)	140

Net cash provided by operating activities	20,077	21,831

Cash flows from investing activities:
Proceeds from sale of available for sale auction rate securities	10,000	15,450
Purchases of property and equipment	(3,234)	(4,224)
Changes in other assets	(210)	(525)
Purchases of other intangibles	(100)	—
Payments for acquisitions, net of cash acquired	—	(21,867)

Net cash provided (used) by investing activities	6,456	(11,166)

Cash flows from financing activities:
Repayments of auction rate securities credit facility	(10,000)	—
Excess tax benefit—stock awards	145	15
Exercise of stock options	1,475	380

Net cash (used) provided by financing activities	(8,380)	395

Net increase in cash and cash equivalents	18,153	11,060
Cash and cash equivalents at beginning of period	216,742	107,197

Cash and cash equivalents at end of period	$234,895	$118,257

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year-ended September 27, 2009. Management has evaluated events subsequent to the fiscal quarter end date of December 27, 2009 through January 29, 2010, the filing date of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year-ended September 27, 2009.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	December 27, 2009	September 27, 2009
Raw materials	$23,809	$24,148
Work in progress	39,733	43,209
Finished goods	27,501	28,015

	$91,043	$95,372

3. INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at December 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

During the quarter ended March 29, 2009, we entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15,450,000 investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at December 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of December 27, 2009, that non-performance risk was nominal. At December 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $36,550,000, the par value of the auction rate bonds.

During the quarter ended December 27, 2009, an issuer called $10,000,000 in auction rate bonds at par plus accrued interest and as such, the par value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $36,550,000 at December 27, 2009. Subsequent to December 27, 2009 an issuer called $1,650,000 million in auction rate bonds at par plus accrued interest. As such, the par value of our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $34,900,000.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $349,000 would occur.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	December 27, 2009	September 27, 2009
Goodwill	$222,731	$222,731

Other intangible assets, net
Completed technology	$35,630	$38,409
Customer relationships	12,901	14,441
Backlog	2,077	1,428
Trade names	892	1,005

	$51,500	$55,283

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$15,450	$9,312	$8,033	$7,755	$4,045

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	December 27, 2009	September 27, 2009
Payroll, bonus, vacation, sick and other employee benefits	$9,360	$14,275
Restructuring	6,744	8,256
Other	16,661	16,046

	$32,765	$38,577

6. COMMITMENTS AND CONTINGENCIES

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a charge of $530,000 for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

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

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and the parties are now in the process of submitting post-hearing briefs. Management cannot reasonably determine the scope or amount of possible liabilities, if any, that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 27, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance. Accrued workers’ compensation liability was $760,000 and $781,000 at December 27, 2009 and September 27, 2009, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended
	December 27, 2009	December 28, 2008
Net income	$7,960	$13,208
Translation adjustment	(81)	(179)

Comprehensive income	$7,879	$13,029

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

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

	Quarter Ended
	December 27, 2009	December 28, 2008
BASIC
Net income	$7,960	$13,208

Weighted-average common shares outstanding for basic	81,505	80,936

Basic earnings per share	$0.10	$0.16

DILUTED
Net income	$7,960	$13,208

Weighted-average common shares outstanding for basic	81,505	80,936
Dilutive effect of stock awards	612	912

Weighted-average common shares outstanding on a diluted basis	82,117	81,848

Diluted earnings per share	$0.10	$0.16

For the quarters ended December 27, 2009 and December 28, 2008, approximately 7,949,000 and 8,393,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective for our quarter ended December 27, 2009 and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively.

A reconciliation to amounts previously reported for the quarter ended December 28, 2008 is as follows (unaudited, in thousands, except per share amounts):

	Earnings per Share	Common and Equivalent Shares Outstanding
Basic, as previously reported	$0.17	79,430
Effect of adoption	(0.01)	1,506

Basic, as adopted	$0.16	80,936

Diluted, as previously reported	$0.16	80,474
Effect of adoption	—	1,374

Diluted, as adopted	$0.16	81,848

9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

In December 2007, the FASB issued authoritative guidance that requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs be recognized separately from the acquisition and expensed as incurred. In December 2007, the FASB also issued authoritative guidance related to non-controlling interests in consolidated financial statements. In the event an entity holds less than a full ownership interest, this guidance provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. This authoritative guidance is effective at the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on authoritative guidance that concluded that a defensive intangible asset should be considered a separate unit of accounting and not combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. This authoritative guidance will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). Subsequent to the adoption of this guidance, we have not entered into a transaction that is impacted by this guidance and as such, the adoption has not had an impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 was effective for us beginning after September 27, 2009. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operation

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Three Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
December 27, 2009
Restricted stock awards	1,250,800		$14.89
December 28, 2008
Option grants	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%
Restricted stock awards	1,259,367		$21.43

In the quarters ended December 27, 2009 and December 28, 2008, stock-based compensation expense of stock awards decreased operating income by $6,736,000 and $7,915,000, respectively. Compensation expense for stock options was calculated based on the date of grant using the Black-Scholes option pricing model. Options are granted at exercise prices equal to the closing price of our common stock on the date of grant. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high-performance analog and mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air / satellite, defense and security, industrial / semicap, medical, mobile / connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products and sales by channel.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended
	December 27, 2009	December 28, 2008
Net Sales:
United States	$47,369	$62,026
Europe	34,252	36,808
Asia	31,211	31,760

Total	$112,832	$130,594

Commercial Air / Satellite	$25,402	$33,853
Defense and Security	43,969	44,984
Industrial / Semicap	7,647	11,041
Medical	9,953	20,440
Mobile / Connectivity	17,265	12,947
Notebook / LCD TV / Display	8,596	7,329

Total	$112,832	$130,594

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

Long lived assets by geographic area are as follows (amounts in thousands):

	December 27, 2009	September 27, 2009
Tangible long lived assets:
United States	$49,329	$51,874
Europe	14,486	13,619
Asia	3,107	3,205

Total	$66,922	$68,698

12. INCOME TAXES

We recorded an income tax provision of $2,334,000 or 23% of pre-tax income and $1,377,000 or 9% of pre-tax income for the quarters ended December 27, 2009 and December 28, 2008, respectively. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies.

The effective tax rate increase from first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was primarily due to additional valuation allowance on increases in U.S. deferred tax assets that would more likely than not be unrealized.

We had gross unrecognized tax benefits including interest and penalties of approximately $20,064,000 and $19,711,000 related to various U.S. and foreign jurisdictions at December 27, 2009 and September 27, 2009, respectively. These amounts include $3,582,000 and $3,280,000 of interest and penalties at December 27, 2009 and September 27, 2009, respectively. Unrecognized tax benefits of $12,245,000 and $12,194,000 at December 27, 2009 and September 27, 2009, respectively, would impact our effective tax rate in the period of recognition. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal authority. The 2005 through 2008 tax years generally remain subject to examination by most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute expiration, interest and penalties.

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flow.

13. RESTRUCTURING AND SEVERANCE CHARGES

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of fiscal year 2009, and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$583
Cash expenditures	(213)

Balance at December 27, 2009	$370

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) by April 2011. Scottsdale currently has approximately 275 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 7% of net sales for the quarter ended December 27, 2009. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	19
Cash expenditures	(630)	(19)

Balance at December 27, 2009	$4,861	$—

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	276
Cash expenditures	(847)
Other non-cash settlement	(102)

Balance at December 27, 2009	$1,513

14. REVOLVING CREDIT FACILITY

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

Interest accruing on the amount of direct borrowings under the Revolving Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the Revolving Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term is defined in the Revolving Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the Revolving Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year-ended September 27, 2009.

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Our products include individual components as well as integrated circuit (“IC”) solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits.

Our ICs products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

The principal end markets that we serve include:

•

Defense and Security – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability discrete semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”) and RF transceivers and subsystems. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

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

RESTRUCTURING

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of fiscal year 2009, and substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the activities related to the consolidation of Broomfield and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$583
Cash expenditures	(213)

Balance at December 27, 2009	$370

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) by April 2011. Scottsdale currently has approximately 275 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility account for approximately 7% of net sales for the quarter ended December 27, 2009. At September 27, 2009, we had recorded severance accruals of $5.5 million are expected to be paid through 2012. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	19
Cash expenditures	(630)	(19)

Balance at December 27, 2009	$4,861	$—

At September 27, 2009, we had recorded severance accruals of $2.2 million from reductions in force at our various facilities other than Broomfield and Scottsdale. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	276
Cash expenditures	(847)
Other non-cash settlement	(102)

Balance at December 27, 2009	$1,513

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 27, 2009 COMPARED TO THE QUARTER ENDED DECEMBER 28, 2008

Net sales decreased $17.8 million or 13.6% to $112.8 million for the first quarter of fiscal year 2010 (“Q1 2010”) from $130.6 million for the first quarter of fiscal year 2009 (“Q1 2009”). Net sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	December 27, 2009	December 28, 2008
Commercial Air / Satellite	$25,402	$33,853
Defense and Security	43,969	44,984
Industrial / Semicap	7,647	11,041
Medical	9,953	20,440
Mobile / Connectivity	17,265	12,947
Notebook / LCD TV / Display	8,596	7,329

Total	$112,832	$130,594

Net sales in the commercial air / satellite end market decreased $8.5 million to $25.4 million in Q1 2010 from $33.9 million in Q1 2009. Net sales in recent quarters for aerospace applications, in both new aircraft and the refurbishment market, have been negatively impacted by the slowing global economy. Sales into satellite applications remain stable as generally these applications are in a less economically sensitive market. Financing conditions appear to have improved slightly and our sales into the refurbishment market have increased and we expect that they will continue to increase. As such, we expect that net sales in this end market will grow next quarter.

Net sales in the defense and security end market decreased $1.0 million to $44.0 million in Q1 2010 from $45.0 million in Q1 2009. Net sales in both periods, as well as from the fourth quarter of fiscal year 2009, have maintained relative stability. We expect that appropriations in the United States and allied nations for defense electronics will increase, especially in security-related products, and that net sales in this end market will grow next quarter.

Net sales in the industrial / semicap market decreased $3.4 million to $7.6 million in Q1 2010 from $11.0 million in Q1 2009. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures between Q1 2010 to Q1 2009. This end market appears to be recovering as capital spending has stabilized and we expect that sales of our products in solar and alternative energy systems will increase. Accordingly, we expect that net sales in this end market will grow next quarter.

Net sales in the medical end market decreased $10.4 million to $10.0 million in Q1 2010 from $20.4 million in Q1 2009. Net sales in Q1 2009 benefited from our support of a product launch schedule of a principal implantable device customer. This end market was also impacted by the economic climate over the previous year, as capital purchases of MRI equipment have declined. Overall, we expect that sales into both implantable medical and MRI applications will grow next quarter.

Net sales in the mobile and connectivity end market increased $4.4 million to $17.3 million in Q1 2010 from $12.9 million in Q1 2009. In fiscal year 2009, enterprise demand waned in a challenging economic environment, resulting in sequential net sales declines in the first half of fiscal year 2009. As economic conditions have improved, net sales increased sequentially in the most recent quarter, driven primarily by PoE products. We believe this end market has stabilized and that net sales in this end market will grow next quarter.

Net sales in the notebook / LCD TV / display end market increased $1.3 million to $8.6 million in Q1 2010 from $7.3 million in Q1 2009. During fiscal year 2009, this end market was negatively impacted by the effects of the economic slowdown, with the main decreases in fiscal year 2009 occurring in parts for automotive navigation systems and notebook storage products. In recent quarters, net sales in this end market have improved. Our sales of CCFL backlight solutions increased, we experienced some normalization in the automotive display market and we had growing shipments of our LED backlight solutions. Overall, we expect sales in this end market will grow next quarter.

A breakout of net sales by originating geographic area is approximately as follows (amounts in thousands):

	Quarter Ended
	December 27, 2009	December 28, 2008
Net Sales:
United States	$47,369	$62,026
Europe	34,252	36,808
Asia	31,211	31,760

Total	$112,832	$130,594

On January 21, 2010, we announced that we expect that our net sales for the second quarter of fiscal year 2010 will increase between 2 to 4 percent, sequentially.

Gross profit decreased $8.1 million to $52.3 million (46.3% of sales) for Q1 2010 from $60.4 million (46.3% of sales) for Q1 2009 due to a decline in net sales. Despite the decline in net sales, gross profit percentage remained unchanged primarily due to cost optimization programs, which included the closure of our facility in Colorado, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel.

Selling, general and administrative expenses were $25.8 million for Q1 2010 compared to $30.6 million for Q1 2009. The decrease was due primarily to the effects of restructuring and cost control measures.

Research and development expense increased $1.0 million to $11.8 million in Q1 2010 from $10.8 million in Q1 2009. The increase was due to purchases of materials, masks and other supplies related to new product development for both high reliability and analog mixed signal products.

Amortization of intangible assets increased $0.7 million to $3.9 million for Q1 2010 from $3.2 million in Q1 2009. The increase over the comparable prior year period was primarily a result of the additional identifiable intangible assets recorded from acquisitions that occurred subsequent to Q1 2009.

Restructuring charges were $0.3 million in Q1 2010 compared to $1.9 million in Q1 2009. The difference primarily reflects the timing of announcement or approval of restructuring actions and the resulting requirement to accrue for restructuring charges.

Interest income was $91,000 in Q1 2010 and $0.7 million in Q1 2009. The decrease was primarily attributable to the interest income we received from investment in auction rate securities in Q1 2009. Subsequent to Q1 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. While we still hold the investment in auction rate securities, any interest we earn on the investment is automatically allocated to pay interest on the auction rate securities credit facility. Currently, cash balances in excess of projected liquidity requirements are invested in money market funds which have yielded substantially lower interest.

We recorded an income tax provision of $2.3 million or 23% of pre-tax income and $1.4 million or 9% of pre-tax income for Q1 2010 and Q1 2009, respectively. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rate increase from Q1 2010 compared to Q1 2009 was primarily due to additional valuation allowance on increases in U.S. deferred tax assets that would more likely than not be unrealized.

We had gross unrecognized tax benefits including interest and penalties of approximately $20.1 million and $19.7 million related to various U.S. and foreign jurisdictions at December 27, 2009 and September 27, 2009, respectively. These amounts include $3.6 million and $3.3 million of interest and penalties at December 27, 2009 and September 27, 2009, respectively. Unrecognized tax benefits of $12.2 million at both December 27, 2009 and September 27, 2009, would impact our effective tax rate in the period of recognition. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal authority. The 2005 through 2008 tax years generally remain subject to examination by most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute expiration, interest and penalties.

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of these audits will have a material impact on our financial position, results of operations or cash flow.

CAPITAL RESOURCES AND LIQUIDITY

We had $234.9 million and $216.7 million in cash and cash equivalents at December 27, 2009 and September 27, 2009, respectively. In Q1 2010, we financed our operations with cash generated from operations.

Net cash provided by operating activities decreased $1.7 million to $20.1 million at December 27, 2009 from $21.8 million at December 28, 2008. The decrease was due mainly to increased non-cash items included in net income and positive changes in working capital accounts offset by lower net income. A summary of net cash provided by operating activities in Q1 2010 and Q1 2009 are as follows (amounts in thousands):

	Q1 2010	Q1 2009
Net income	$7,960	$13,208
Depreciation and amortization	8,506	7,651
Provision for doubtful accounts	205	—
Deferred income taxes	(494)	(824)
Stock-based compensation	6,736	7,915
Net change in working capital accounts	(2,828)	(6,259)
Net change in other long term liabilities	(8)	140

Net cash provided by operating activities	$20,077	$21,831

Accounts receivable increased $9.2 million to $71.7 million at December 27, 2009 from $62.5 million at September 27, 2009. The increase in accounts receivable was primarily due to higher sales in first quarter of 2010 compared to the first quarter of fiscal year 2009 and the timing of sales within the two quarters.

Inventories decreased $4.4 million to $91.0 million at December 27, 2009 from $95.4 million at September 27, 2009, with the decrease due to efforts to reduce inventory levels and improve inventory management.

Current liabilities decreased $8.1 million to $92.7 million at December 27, 2009 from $100.8 million at September 27, 2009. The decrease was due to a reduction of $10.0 million in our auction rate securities credit facility following a redemption by an issuer of an auction rate bond we held, payments of accrued severance, profit sharing and bonus and lower accrued payroll due to the timing of payroll periods, offset by higher accounts payable due primarily to the timing of payments.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at December 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

During the quarter ended March 29, 2009, we entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at December 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of December 27, 2009, that non-performance risk was nominal. At December 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $36.6 million, the par value of the auction rate bonds.

During the quarter ended December 27, 2009, an issuer called $10.0 million in auction rate bonds at par plus accrued interest and as such, the par value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million at December 27, 2009. Subsequent to December 27, 2009 an issuer called $1.7 million in auction rate bonds at par plus accrued interest. As such, the par value of our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $34.9 million.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.3 million would occur.

Net cash provided by (used in) investing activities was $6.5 million for Q1 2010 and ($11.2) million for Q1 2009, respectively. Net cash provided by investing activities in Q1 2010 primarily consisted of $10.0 million in proceeds from an issuer redemption of auction rate bonds offset by $3.2 million in purchases of property and equipment. In Q1 2009, net cash used in investing activities primarily consisted of $21.9 million related to the acquisition of Electro Module, Inc., and Babcock, Inc., its wholly-owned subsidiary, $4.2 million in purchase of property and equipment, offset by a $15.5 million repurchase of our investment in auction rate preferred shares.

Net cash provided by (used in) financing activities was ($8.4) million in Q1 2010 and $0.4 million in Q1 2009. In Q1 2010, net cash used in financing activities primarily consisted of a $10.0 million reduction in the auction rate securities credit facility offset by $1.6 million related to proceeds from stock-awards. In Q1 2009, net cash provided by financing activities related to proceeds from stock awards.

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

Interest accruing on the amount of direct borrowings under the Revolving Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the Revolving Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term is defined in the Revolving Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the Revolving Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. As of December 27, 2009, the Company was in compliance with all covenants in the Revolving Credit Facility.

As of December 27, 2009, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

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

In December 2007, the FASB issued authoritative guidance that requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs be recognized separately from the acquisition and expensed as incurred. In December 2007, the FASB also issued authoritative guidance related to non-controlling interests in consolidated financial statements. In the event an entity holds less than a full ownership interest, this guidance provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. This authoritative guidance is effective at the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective for our quarter ended December 27, 2009 and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively. A reconciliation to amounts previously reported for the quarter ended December 28, 2008 is as follows (unaudited, in thousands, except per share amounts):

	Earnings per Share	Common and Equivalent Shares Outstanding
Basic, as previously reported	$0.17	79,430
Effect of adoption	(0.01)	1,506

Basic, as adopted	$0.16	80,936

Diluted, as previously reported	$0.16	80,474
Effect of adoption	—	1,374

Diluted, as adopted	$0.16	81,848

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on authoritative guidance that concluded that a defensive intangible asset should be considered a separate unit of accounting and not combined with an existing asset whose value it may enhance. In addition, a useful life should be assigned that reflects the acquiring entity’s consumption of the defensive asset’s expected benefits. This authoritative guidance will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). Subsequent to the adoption of this guidance, we have not entered into a transaction that is impacted by this guidance and as such, the adoption has not had an impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 was effective for us beginning after September 27, 2009. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operation

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year-ended September 27, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at December 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

During the quarter ended March 29, 2009, we entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at December 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

We classify assets and liabilities carried at fair value in one of the following three categories: Level 1 –quoted market prices in active markets for identical assets and liabilities that an entity has the ability to access at the measurement date; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date; and Level 3 – unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date. Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We elected to measure the fair value of the auction rate securities settlement agreement at fair value.

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of December 27, 2009, that non-performance risk was nominal. At December 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $36.6 million, the par value of the auction rate bonds.

During the quarter ended December 27, 2009, an issuer called $10.0 million in auction rate bonds at par plus accrued interest and as such, the par value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million at December 27, 2009. Subsequent to December 27, 2009 an issuer called $1.7 million in auction rate bonds at par plus accrued interest. As such, the par value of our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $34.9 million.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.3 million would occur.

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

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

Interest accruing on the amount of direct borrowings under the Revolving Credit Facility is determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans is determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the Revolving Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans is initially 1.50% per annum but may decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term is defined in the Revolving Credit Facility). Eurodollar Rate Loans bear interest at the Eurodollar Rate defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeds the aggregate outstanding amount of all loans and all letter of credit obligations under the Revolving Credit Facility. The commitment fee rate is initially 0.50% per annum but may decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company is also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate is initially 2.50% per annum but may decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2009.

(b)	Changes in internal control over financial reporting.

During the first quarter of fiscal year 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 24, 2009 for our fiscal year-ended September 27, 2009, we previously reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation, and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

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

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether one of our products (as incorporated into one of our customer’s products) infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the product involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and the parties are now in the process of submitting post-hearing briefs. Management cannot reasonably determine the scope or amount of possible liabilities, if any, that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 27, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

Item 1A.	RISK FACTORS

There have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 24, 2009. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.

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

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 13% of our annual net sales in fiscal year 2004, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 5% of our annual net sales in fiscal year 2009, had approximately 50 employees and occupied a 130,000 square foot owned facility. In September 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) by April 2011. Scottsdale represented approximately 14% of our annual net sales in fiscal year 2009, currently has approximately 275 employees and operates in a 135,000 square foot leased facility.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 30% for fiscal year 2009, 40% for fiscal year 2008 and 33% of net sales for fiscal year 2007. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

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

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At December 27, 2009, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year-end reporting periods. We purchased the auction rate securities held at December 27, 2009 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

During the quarter ended March 29, 2009, we entered into a settlement agreement with the financial institution where we hold our investment in auction rate securities and, per the terms of the settlement agreement: a) on November 3, 2008, the financial institution repurchased our $15.5 million investment in auction rate preferred shares at par plus accrued interest; b) we hold rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 (“ARS Rights”); and c) we are permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds.

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at December 27, 2009, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of December 27, 2009, that non-performance risk was nominal. At December 27, 2009, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, at December 27, 2009, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $36.6 million, the par value of the auction rate bonds.

During the quarter ended December 27, 2009, an issuer called $10.0 million in auction rate bonds at par plus accrued interest and as such, the par value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $36.6 million at December 27, 2009. Subsequent to December 27, 2009 an issuer called $1.7 million in auction rate bonds at par plus accrued interest. As such, the par value of our remaining investment in auction rate securities and the corresponding auction rate securities credit facility were each $34.9 million.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.3 million would occur.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. Should this financial institution be unable to meet its obligation with regard to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to exercise our rights to sell our $34.9 million investment in auction rate bonds back to the financial institution at par plus accrued interest, or at all.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our commercial air/satellite, defense and security and medical end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to defense and security markets represented approximately one-third of total net sales in fiscal years 2009, 2008 and 2007. From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending have occurred at a rate that has been slower than expected. Our prospects for additional defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business, such as occurred with our recent attempt to acquire SEMICOA. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from the acquired companies, businesses or assets include those associated with:

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

Critical accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

If, in the future, we conclude that our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K, including an assessment by management of the effectiveness of the filing company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

10.1	Credit Agreement, dated as of October 5, 2009 between Microsemi Corporation and Bank of America, N.A.(5)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: January 29, 2010	By:	/s/ JOHN W. HOHENER
John W. Hohener
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

10.1	Credit Agreement, dated as of October 5, 2009 between Microsemi Corporation and Bank of America, N.A.(5)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.

(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.

(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.

(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 7, 2009.