Form 10-Q
period 2010-03-28
MICROSEMI CORP
filed 2010-04-30
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2010

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 21, 2010 was 83,008,831.

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

•	demand, growth and sales expectations for our products;

•	expectations regarding our performance and competitive position in future periods;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectations that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding financial and operating results; and

•	expectations regarding our outlook for our end markets.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in all our reports filed with the Securities and Exchange Commission (“SEC”) concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included in Part II of this Quarterly Report on Form 10-Q. Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates will necessarily prove correct or that all of our objectives or plans will necessarily be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter and six months ended March 28, 2010 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the six months ended March 28, 2010, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of March 28, 2010 and September 27, 2009, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 28, 2010	September 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$260,940	$216,742
Investment in available for sale auction rate securities	31,550	46,550
Accounts receivable, net of allowance for doubtful accounts of $2,545 and $2,302 at March 28, 2010 and September 27, 2009, respectively	70,356	62,543
Inventories	98,135	95,372
Deferred income taxes	10,655	10,697
Other current assets	14,654	22,818

Total current assets	486,290	454,722

Property and equipment, net	65,399	68,698
Goodwill	222,731	222,731
Other intangible assets, net	47,616	55,283
Other assets	10,353	9,696

TOTAL ASSETS	$832,389	$811,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,892	$15,211
Accrued liabilities	30,605	38,577
Auction rate securities credit facility	31,550	46,550
Current maturity of long-term liabilities	444	431

Total current liabilities	88,491	100,769

Other long term liabilities	32,835	34,010

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 82,997 and 81,413 at March 28, 2010 and September 27, 2009, respectively	16,599	16,282
Capital in excess of par value of common stock	528,252	512,862
Retained earnings	166,121	146,675
Accumulated other comprehensive income	91	532

Total stockholders’ equity	711,063	676,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$832,389	$811,130

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net sales	$118,218	$105,693	$231,050	$236,287
Cost of sales	62,217	72,981	122,781	143,142

Gross profit	56,001	32,712	108,269	93,145

Operating expenses:
Selling, general and administrative	24,722	31,218	50,535	61,823
Research and development	12,054	10,209	23,859	20,976
Amortization of intangible assets	3,884	3,562	7,767	6,806
Restructuring and severance charges	250	4,528	545	6,433
Direct acquisition costs	419	—	419	—

Total operating expenses	41,329	49,517	83,125	96,038

Operating income (loss)	14,672	(16,805)	25,144	(2,893)

Other income (expense):
Interest income	55	318	146	1,001
Interest expense	(109)	(182)	(221)	(238)
Other, net	(90)	134	(247)	180

Total other income (expense)	(144)	270	(322)	943

Income (loss) before income taxes	14,528	(16,535)	24,822	(1,950)
Provision for income taxes	3,042	77	5,376	1,454

NET INCOME (LOSS)	$11,486	$(16,612)	$19,446	$(3,404)

Earnings (loss) per share:
Basic	$0.14	$(0.20)	$0.24	$(0.04)

Diluted	$0.14	$(0.20)	$0.24	$(0.04)

Common and common equivalent shares outstanding:
Basic	81,693	81,091	81,281	80,917

Diluted	82,473	81,091	81,975	80,917

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$19,446	$(3,404)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,074	15,699
Provision for doubtful accounts	243	45
Stock-based compensation	12,967	14,891
Impairment of long lived assets	—	653
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(8,056)	24,635
Inventories, net	(3,205)	4,683
Other current assets	8,164	2,645
Other assets	(314)	795
Impairment of long lived assets	—	653
Deferred income taxes	(986)	(1,005)
Accounts payable and accrued liabilities	3,884	(14,063)
Income taxes payable	(181)	(659)
Other long term liabilities	(134)	973

Net cash provided by operating activities	48,902	45,888

Cash flows from investing activities:
Proceeds from sale of available for sale auction rate securities	15,000	15,450
Purchases of property and equipment	(6,372)	(7,294)
Changes in other assets	(213)	(598)
Payments for other intangibles	(100)	—
Payments for acquisitions, net of cash acquired	—	(21,879)

Net cash provided by (used in) investing activities	8,315	(14,321)

Cash flows from financing activities:
Proceeds from auction rate securities credit facility	—	46,550
Repayments of auction rate securities credit facility	(15,000)	—
Note payable	(981)	—
Excess tax benefit—stock awards	181	15
Exercise of stock options	2,781	498

Net cash (used in) provided by financing activities	(13,019)	47,063

Net increase in cash and cash equivalents	44,198	78,630
Cash and cash equivalents at beginning of period	216,742	107,197

Cash and cash equivalents at end of period	$260,940	$185,827

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

The consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	March 28, 2010	September 27, 2009
Raw materials	$25,638	$24,148
Work in progress	43,979	43,209
Finished goods	28,518	28,015

	$98,135	$95,372

3. INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 28, 2010, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 28, 2010 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at March 28, 2010, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

Subsequent to the quarter ended March 29, 2009, various issuers have redeemed a total of $15,000,000 in auction rate securities at par plus accrued interest. As required by the auction rate securities credit facility, the proceeds from these redemptions were used to pay down amounts outstanding on the auction rate securities credit facility. At March 28, 2010, the par and carrying value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $31,550,000.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and continue to conclude, as of March 28, 2010, that non-performance risk was nominal. At March 28, 2010, we continue to conclude that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $31,550,000, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including, but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $316,000 would occur.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	March 28, 2010	September 27, 2009
Goodwill	$222,731	$222,731

Other intangible assets, net
Completed technology	$32,851	$38,409
Customer relationships	12,369	14,441
Backlog	1,618	1,428
Trade names	778	1,005

	$47,616	$55,283

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$14,115	$8,773	$8,033	$7,623	$2,749

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	March 28, 2010	September 27, 2009
Payroll, bonus, vacation, sick and other employee benefits	$11,610	$14,275
Restructuring	5,721	8,256
Other	13,274	16,046

	$30,605	$38,577

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

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) in October 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. We had previously concluded that a loss in this matter was both probable and reasonably estimable and recorded a loss accrual. The loss accrual was based on our best estimate of the probable loss developed with the assistance of our legal advisors and taking into consideration a number of factors, including the specific facts and circumstances related to the use of the patents covered by the complaint, the application of industry statistics in patent litigation matters and judgment in evaluating patent settlement outcomes. During our quarter ended March 28, 2010, we favorably settled the complaint with ChriMar for an amount less than the loss accrual and the financial impact of the difference did not have a material effect on the Company’s financial position or results of operations.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether Microsemi infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the relevant CCFL products involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and in April 2010, the administrative law judge issued his initial determination that Microsemi does not infringe the patent involved. Based on the initial determination and with assistance from our legal advisors, we determined that no reserves for these claims should be established as of March 28, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance. Accrued workers’ compensation liability was $1,152,000 and $781,000 at March 28, 2010 and September 27, 2009, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income (loss)	$11,486	$(16,612)	$19,446	$(3,404)
Translation adjustment	(360)	(260)	(441)	(439)

Comprehensive income (loss)	$11,126	$(16,872)	$19,005	$(3,843)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
BASIC
Net income (loss)	$11,486	$(16,612)	$19,446	$(3,404)

Weighted-average common shares outstanding for basic	81,693	81,091	81,281	80,917

Basic earnings (loss) per share	$0.14	$(0.20)	$0.24	$(0.04)

DILUTED
Net income (loss)	$11,486	$(16,612)	$19,446	$(3,404)

Weighted-average common shares outstanding for basic	81,693	81,091	81,281	80,917
Dilutive effect of stock awards	780	—	694	—

Weighted-average common shares outstanding on a diluted basis	82,473	81,091	81,975	80,917

Diluted earnings (loss) per share	$0.14	$(0.20)	$0.24	$(0.04)

For the quarter and six months ended March 28, 2010, approximately 7,330,000 and 7,577,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and six months ended March 29, 2009, all stock awards were excluded from the computation of diluted EPS as we incurred net losses in both periods.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective at the beginning of our current fiscal year, and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively.

A reconciliation to amounts previously reported for the quarter and six months ended March 29, 2009 is as follows (unaudited, in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	Earnings per Share	Common and Equivalent Shares Outstanding	Earnings per Share	Common and Equivalent Shares Outstanding
Basic, as previously reported	$(0.21)	79,451	$(0.04)	79,332
Effect of adoption	0.01	1,640	—	1,585

Basic, as adopted	$(0.20)	81,091	$(0.04)	80,917

Diluted, as previously reported	$(0.21)	79,451	$(0.04)	79,332
Effect of adoption	0.01	1,640	—	1,585

Diluted, as adopted	$(0.20)	81,091	$(0.04)	80,917

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. Additional authoritative guidance issued in February 2008 deferred the effective date of this authoritative guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). The FASB issued in October 2008 and April 2009 additional authoritative guidance on determining fair value in an inactive market and when volume and level of activity have significantly decreased. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of the effective portions of this ASU did not result in a material impact to our consolidated financial position, results of operations or cash flows. We do not anticipate that the adoption of the remaining portions of this ASU will result in a material impact to our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to our consolidated financial position, results or operations or cash flows.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Six Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
March 28, 2010
Restricted stock awards	1,304,050		$14.94
March 29, 2009
Option grants	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%
Restricted stock awards	1,291,267		$21.13

In the quarters ended March 28, 2010 and March 29, 2009, stock-based compensation expense of stock awards decreased operating income by $6,231,000 and $6,976,000, respectively. In the six months ended March 28, 2010 and March 29, 2009, stock-based compensation expense of stock awards decreased operating income by $12,967,000 and $14,891,000, respectively. Compensation expense for stock options was calculated based on the date of grant using the Black-Scholes option pricing model. Options are granted at exercise prices equal to the closing price of our common stock on the date of grant. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high-performance analog and mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air / satellite, defense and security, industrial / semicap, medical, mobile / connectivity and notebook / LCD TVs / displays. We evaluate sales by end-market based on our understanding of end market uses of our products.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net Sales:
United States	$53,487	$50,673	$100,856	$103,718
Europe	28,404	34,693	62,656	71,502
Asia	36,327	20,327	67,538	61,067

Total	$118,218	$105,693	$231,050	$236,287

Commercial Air / Satellite	$25,532	$26,149	$50,934	$60,002
Defense and Security	44,169	39,397	88,138	84,381
Industrial / Semicap	10,243	7,796	17,890	18,837
Medical	10,365	17,421	20,318	37,861
Mobile / Connectivity	18,993	9,220	36,258	22,167
Notebook / LCD TV / Display	8,916	5,710	17,512	13,039

Total	$118,218	$105,693	$231,050	$236,287

Long lived assets by geographic area are as follows (amounts in thousands):

	March 28, 2010	September 27, 2009
Tangible long lived assets:
United States	$47,668	$51,874
Europe	14,545	13,619
Asia	3,186	3,205

Total	$65,399	$68,698

12. INCOME TAXES

For the quarter and six months ended March 28, 2010, we recorded an income tax provision of $3,042,000 or 21% of pre-tax income and $5,376,000 or 22% of pre-tax income, respectively. For the quarter and six months ended March 29, 2009, we recorded an income tax provision of $77,000 and $1,454,000, respectively, and recorded pre-tax losses in each of these periods. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rate for the quarter and six months ended March 28, 2010 was the combined calculated tax expenses for various jurisdictions. We incurred a loss before taxes in the quarter and six months ended March 29, 2009; however, we had income tax expense, primarily due to the non-deductibility of certain stock based compensation charges, partially offset by research and development tax credits.

We had gross unrecognized tax benefits including interest and penalties of approximately $20,640,000 and $19,711,000 related to various U.S. and foreign jurisdictions at March 28, 2010 and September 27, 2009, respectively. These amounts include $3,886,000 and $3,280,000 of interest and penalties at March 28, 2010 and September 27, 2009, respectively. Unrecognized tax benefits of $12,517,000 and $12,194,000 at March 28, 2010 and September 27, 2009, respectively, would impact our effective tax rate in the period of recognition. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe that the results of these audits will have a material impact on our financial position, results of operations or cash flows.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

Employee Severance
Balance at September 27, 2009	$583
Cash expenditures	(517)

Balance at March 28, 2010	$66

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), that we expect to occur by April 2011. Scottsdale currently has approximately 275 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 7% of net sales for the six months ended March 28, 2010. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,057)	(20)

Balance at March 28, 2010	$4,434	$—

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $525,000 during the six months ended March 28, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	525
Cash expenditures	(1,294)
Other non-cash settlement	(195)

Balance at March 28, 2010	$1,222

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

15. SUBSEQUENT EVENT

On March 29, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Rabbit Acquisition Corp., an Indiana corporation and a wholly-owned subsidiary of Microsemi (“Purchaser”), and White Electronic Designs Corporation, an Indiana corporation (“WEDC”), pursuant to which Microsemi would acquire WEDC, a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. This transaction will further Microsemi’s integrated solution offerings primarily in the defense and security and commercial air / satellite end markets. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value, stated value of $0.10, of WEDC (the “Shares”) at a purchase price of $7.00 per Share, net to the tendering shareholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). The Tender Offer concluded on April 27, 2010, and subsequently, Purchaser was merged with and into WEDC (the “Merger”), and WEDC survived the Merger as a wholly-owned subsidiary of Microsemi. Due to the period of time between the merger date and the issuance date of these financial statements, it was impracticable to determine preliminary allocation of the purchase consideration, which was approximately $100 million. We expect to report a preliminary allocation of the purchase consideration when we file our Form 10-Q for the third quarter of fiscal year 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

OVERVIEW

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. Our products include individual components as well as integrated circuit (“IC”) solutions that enhance customer designs by improving performance, reliability and battery optimization, or by reducing size or protecting circuits.

Our ICs, modules and subsystem products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface (“SCSI”) terminators. Our IC products are used in notebook computers, data storage, wireless LAN, LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

Our component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes, pin diodes and RF gradient amplifiers used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes, low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

Microsemi has implemented a growth strategy through the continuing contribution of our core end markets and share gains as we enter new and adjacent markets via organic product development and introductions into all of our end markets. We have organically developed and introduced numerous new or upgraded products, including:

•	higher powered and more energy efficient PoE systems;

•	WLAN power amplifiers solutions for smartphone applications;

•	high powered SiC RF transistors for radar applications

•	high voltage and energy efficient backlight inverters and CCFL controllers for High Voltage LCD Integrated Power Supply (HV-LIPS) TV designs;

•	hermetically sealed high voltage single phase bridge rectifier modules used for AC to DC conversion; and

•	ultra thin bypass diodes and power modules for solar power applications.

In addition, we selectively consider acquisitions as a secondary growth opportunity to expand our product offerings, which have included:

•	higher power DC to DC conversion devices;

•

solutions for theater-wide video and voice communications, advanced radar systems, remote sensing and broadband transmission systems; radar fencing, stand-off threat detection systems and advanced personnel screening portals; and

•	power supplies, power conditioning units, relays, remote power controllers, contactors, timers and sensors for military, satellite, aerospace and commercial applications.

Our growth strategy is dependent on our ability to successfully develop new technologies and products, and complemented by our ability to implement our selective acquisitions strategy. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. There can be no assurance that the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.

The following table reflects quarterly net sales for the prior six quarters (amounts in thousands:)

Quarter Ended
March 28, 2010	December 27, 2009	September 27, 2009	June 28, 2009	March 29, 2009	December 28, 2008
$118,218	$112,832	$109,678	$107,007	$105,693	$130,594

Between the quarters ended March 29, 2009 (“Q2 2009”) and December 28, 2008 (“Q1 2009”), we recorded a $24.9 million or 19.1% decline in net sales. A significant factor in the decline in net sales was the slowing global economy with declines in products serving our commercial air / satellite, industrial / semicap, mobile / connectivity and notebook / LCD TV / display end markets. Our decision to reduce distributor sales of parts where we are the sole-source supplier and begin to supply our end customer directly also resulted in lower sales.

Since Q2 2009, we have recorded sequential increases in net sales. The mobile / connectivity end market increased $9.8 million and the notebook / LCD TV / displays end market increased $3.2 million when comparing the quarter ended March 28, 2010 (“Q2 2010”) to Q2 2009. Net sales in both of these end markets have exceeded amounts reported in Q1 2009, and we believe that net sales will increase in the upcoming quarter with strong enterprise and consumer demand, in addition to LCD TV market share increases at Tier 1 suppliers and Tier 2 OEMs and ODMs. Compared to Q2 2009, net sales in Q2 2010 in the defense and security and industrial / semicap end markets have also increased $4.8 million and $2.4 million, respectively, due to higher defense electronics spending and a rebound in demand for industrial and semiconductor capital equipment. We expect that net sales will remain stable in these end markets next quarter. Compared to Q2 2009, net sales in Q2 2010 in the commercial air / satellite and medical end markets declined $0.6 million and $7.1 million, respectively. The commercial air / satellite end market continues to be impacted by global conditions that have resulted in decreases in demand for aircraft and refurbishment, as well as more difficult financing conditions. However, net sales in the commercial air / satellite end market have shown relative stability since Q2 2009, and we have noted aircraft manufacturers reporting increasing orders for their products. The medical end market benefited from our support of a product launch schedule of a principal implantable device customer in Q1 2009, declined sequentially through the quarter ended December 27, 2009, and increased in Q2 2010. Net sales were also impacted by declines in capital spending on MRI systems. We believe that this end market has stabilized.

On April 22, 2010, we announced that we expect that our net sales for the third quarter of fiscal year 2010 will increase between 3 to 5 percent, sequentially. This growth rate excludes the effect of acquisitions consummated after the second quarter of fiscal year 2010.

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

Operating income for the quarter and six months ended March 28, 2010 was $14.7 million and $25.1 million, respectively, and represented increases of $31.5 million and $28.0 million, respectively, over the prior year period. During Q2 2009, we recorded $10.8 million in reserves related to excess and obsolete inventory and retirement of manufacturing fixed assets, and also implemented significant restructuring and cost reduction programs that have contributed to increasing operating income and margins.

We believe that future improvements in operating income will occur upon the successful consolidation of our Scottsdale facility and continued focus on costs controls. The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual cost savings of between $20 million to $25 million from the elimination of redundant resources and related expenses and employee reductions.

MARKETING

The principal end markets that we serve include:

•

Defense and Security – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”) and RF transceivers and subsystems. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Commercial Air/Satellite – Our commercial air/satellite products include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

•

Mobile/Connectivity – Our mobile and connectivity products include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), wi-max wireless LAN devices and related equipment. Products also include power-over-ethernet (“PoE”), a variety of DC-DC products, such as voltage regulators, PWM controllers, and LED drivers that are sold into the portable device, set top box, and telecom applications.

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

Employee Severance
Balance at September 27, 2009	$583
Cash expenditures	(517)

Balance at March 28, 2010	$66

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) , that we expect to occur by April 2011. Scottsdale currently has approximately 275 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 7% of net sales for the six months ended March 28, 2010. At September 27, 2009, we had recorded severance accruals of $5.5 million that are expected to be paid through 2012. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,057)	(20)

Balance at March 28, 2010	$4,434	$—

At September 27, 2009, we had recorded severance accruals of $2.2 million from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $0.5 million during the six months ended March 28, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	525
Cash expenditures	(1,294)
Other non-cash settlement	(195)

Balance at March 28, 2010	$1,222

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 28, 2010 COMPARED TO THE QUARTER AND SIX MONTHS ENDED MARCH 29, 2009

Net sales increased $12.5 million or 11.9% to $118.2 million in Q2 2010 from $105.7 million in Q2 2009. Net sales decreased $5.2 million or 2.2% to $231.1 million for the first six months of fiscal year 2010 (“2010 YTD”) from $236.3 million for the first six months of fiscal year 2009 (“2009 YTD”). Net sales by end market is based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Commercial Air / Satellite	$25,532	$26,149	$50,934	$60,002
Defense and Security	44,169	39,397	88,138	84,381
Industrial / Semicap	10,243	7,796	17,890	18,837
Medical	10,365	17,421	20,318	37,861
Mobile / Connectivity	18,993	9,220	36,258	22,167
Notebook / LCD TV / Display	8,916	5,710	17,512	13,039

Total	$118,218	$105,693	$231,050	$236,287

Net sales in the commercial air / satellite end market decreased $0.6 million to $25.5 million in Q2 2010 from $26.1 million in Q2 2009 and decreased $9.1 million to $50.9 million in 2010 YTD from $60.0 million in 2009 YTD. Compared to the prior year, net sales for aerospace applications, in both new aircraft and the refurbishment market, have been negatively impacted by the slowing global economy; however, we believe that this end market has shown relative stability in recent quarters, and we have noted aircraft manufacturers reporting increasing orders for their products. Financing conditions appear to have improved, and our sales into the refurbishment market have increased. Sales into satellite applications remain stable as generally these applications are in a less economically sensitive market. Additionally, we expect that radar and avionics opportunities related to infrastructure improvements will contribute to growth in this end market. We expect that net sales in this end market will grow next quarter.

Net sales in the defense and security end market increased $4.8 million to $44.2 million in Q2 2010 from $39.4 million in Q2 2009 and increased $3.7 million to $88.1 million in 2010 YTD from $84.4 million in 2009 YTD. Prior year net sales were impacted by our decision to reduce distributor sales of parts where we are the sole-source supplier and begin to supply our end customer directly. We expect that appropriations in the United States and allied nations for defense electronics will increase, especially in security-related products, and that net sales in this end market will grow next quarter.

Net sales in the industrial / semicap market increased $2.4 million to $10.2 million in Q2 2010 from $7.8 million in Q2 2009 and decreased $0.9 million to $17.9 million in 2010 YTD from $18.8 million in 2009 YTD. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures, which negatively impacted sales in 2010 YTD when compared to 2009 YTD. This end market appears to be recovering as capital spending has increased, and we expect that sales of our products in both conventional and alternative energy systems will increase. Accordingly, we expect that net sales in this end market will grow next quarter.

Net sales in the medical end market decreased $7.0 million to $10.4 million in Q2 2010 from $17.4 million in Q2 2009 and decreased $17.6 million to $20.3 million in 2010 YTD from $37.9 million in 2009 YTD. Prior year net sales benefited from our support of a product launch schedule of a principal implantable device customer. This end market was also impacted by the economic climate over the previous year, as capital purchases of MRI equipment have declined. We believe that this end market has stabilized and expect that sales into both implantable medical and MRI applications will grow modestly next quarter.

Net sales in the mobile / connectivity end market increased $9.8 million to $19.0 million in Q2 2010 from $9.2 million in Q2 2009 and increased $14.1 million to $36.3 million in 2010 YTD from $22.2 million in 2009 YTD. Prior year net sales were negatively impacted as enterprise demand waned in a challenging economic environment, resulting in sequential net sales declines in each quarter of fiscal year 2009. As economic conditions have improved, net sales increased sequentially in recent quarters, driven by PoE and wireless LAN products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We believe that net sales in this end market will grow next quarter.

Net sales in the notebook / LCD TV / display end market increased $3.2 million to $8.9 million in Q2 2010 from $5.7 million in Q2 2009. Prior year net sales were negatively impacted by the effects of the economic slowdown, with the main decreases occurring in parts for automotive navigation systems and notebook storage products. In recent quarters, net sales in this end market have improved as we have gained market share at Tier 1 suppliers and Tier 2 OEMs and ODMs. Our sales of CCFL backlight solutions increased, we experienced some normalization in the automotive display market and we had growing shipments of our LED backlight solutions. Overall, we expect sales in this end market will grow next quarter.

A breakout of net sales by originating geographic area is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
United States	$53,487	$50,673	$100,856	$103,718
Europe	28,404	34,693	62,656	71,502
Asia	36,327	20,327	67,538	61,067

Total	$118,218	$105,693	$231,050	$236,287

Gross profit increased $23.3 million to $56.0 million (47.4% of net sales) for Q2 2010 from $32.7 million (31.0% of net sales) for Q2 2009 and increased $15.2 million to $108.3 million (46.9% of net sales) for 2010 YTD from $93.1 million (39.4% of net sales) for 2009 YTD. Prior year gross profit was negatively impacted by $10.2 million in inventory write-downs and a $0.6 million impairment of manufacturing assets related to the restructuring. The inventory write-down component related to product lines that we exited as they do not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined. Gross profit was favorably impacted by cost optimization programs, which included the closure of our facility in Colorado, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel.

Selling, general and administrative expense was $24.7 million for Q2 2010 compared to $31.2 million for Q2 2009 and $50.5 million in 2010 YTD compared to $61.8 million in 2009 YTD. The decreases were due primarily to the effects of restructuring and cost control measures.

Research and development expense was $12.1 million for Q2 2010 compared to $10.2 million in Q2 2009 and $23.9 million in 2010 YTD compared to $21.0 million in 2009 YTD. The increases were due to purchases of materials, masks and other supplies related to new product development for both high reliability and analog mixed signal products.

Restructuring charges were $0.3 million in Q2 2010 compared to $4.5 million in Q2 2009 and $0.5 million in 2010 YTD compared to $6.4 million in 2009 YTD. The differences primarily reflect the timing of announcement or approval of restructuring actions and the resulting requirement to accrue for restructuring charges.

Interest income was $0.1 million in 2010 YTD and $1.0 million in 2009 YTD. Currently, cash balances in excess of projected liquidity requirements are invested in money market funds which have yielded substantially lower amounts compared to the interest income we received from investment in auction rate securities during 2009 YTD. Subsequent to Q1 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. While we still hold the investment in auction rate securities, any interest we earn on the investment is automatically allocated to pay interest on the auction rate securities credit facility.

For Q2 2010 and 2010 YTD, we recorded an income tax provision of $3.0 million or 21% of pre-tax income and $5.4 million or 22% of pre-tax income, respectively. For Q2 2009 and 2009 YTD, we recorded an income tax provision of $0.1 million and $1.5 million, respectively, and recorded pre-tax losses in each of these periods. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rate for Q2 2010 and 2010 YTD was the combined calculated tax expenses for various jurisdictions. We incurred a loss before taxes for Q2 2009 and 2009 YTD; however, we had income tax expense, primarily due to the non-deductibility of certain stock based compensation charges, partially offset by research and development tax credits.

CAPITAL RESOURCES AND LIQUIDITY

We had $260.9 million and $216.7 million in cash and cash equivalents at March 28, 2010 and September 27, 2009, respectively. In Q2 2010 and 2010 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities increased $3.0 million to $48.9 million for 2010 YTD from $45.9 million at 2009 YTD. The increase was due mainly to higher net income offset by changes in working capital accounts. A summary of net cash provided by operating activities for 2010 YTD and 2009 YTD are as follows (amounts in thousands):

	2010 YTD	2009 YTD
Net income	$19,446	$(3,404)
Depreciation and amortization	17,074	15,699
Impairment of long lived assets	—	653
Provision for doubtful accounts	243	—
Deferred income taxes	(986)	(1,005)
Stock-based compensation	12,967	14,891
Net change in working capital accounts	606	17,286
Net change in other assets and long term liabilities	(448)	1,768

Net cash provided by operating activities	$48,902	$45,888

Accounts receivable increased $7.9 million to $70.4 million at March 28, 2010 from $62.5 million at September 27, 2009. The increase in accounts receivable was primarily due to higher sales in the second quarter of 2010 compared to the fourth quarter of fiscal year 2009 and the timing of sales within the two quarters.

Inventories increased $2.7 million to $98.1 million at March 28, 2010 from $95.4 million at September 27, 2009. The increase was due to increased inventory build in anticipation of the Scottsdale facility closure and increased inventory to support continued business growth.

Other current assets decreased $8.1 million to $14.7 million at March 28, 2010 from $22.8 million at September 27, 2009 due to the receipt of $5.7 million in income tax refunds, with the remaining change due primarily to the amortization of prepaid insurance premiums.

Current liabilities decreased $12.3 million to $88.5 million at March 28, 2010 from $100.8 million at September 27, 2009. The decrease was due to a reduction of $15.0 million in our auction rate securities credit facility following issuer redemptions of auction rate bonds we held, payments of accrued severance, profit sharing and bonus and lower accrued payroll due to the timing of payroll periods, offset by higher accounts payable due primarily to increased inventory purchases.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 28, 2010, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 28, 2010 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at March 28, 2010, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

Subsequent to the quarter ended March 29, 2009, various issuers have redeemed a total of $15.0 million in auction rate securities at par plus accrued interest. As required by the auction rate securities credit facility, the proceeds from these redemptions were used to pay down amounts outstanding on the auction rate securities credit facility. At March 28, 2010, the par and carrying value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $31.6 million.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and continue to conclude, as of March 28, 2010, that non-performance risk was nominal. At March 28, 2010, we continue to conclude that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $31.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including, but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.3 million would occur.

Net cash provided by (used in) investing activities was $8.3 million for 2010 YTD and ($14.3) million for 2009 YTD, respectively. Net cash provided by investing activities in 2010 YTD primarily consisted of $15.0 million in proceeds from the redemption of auction rate bonds offset by $6.4 million in purchases of property and equipment. In 2009 YTD, net cash used in investing activities primarily consisted of $21.9 million related to the acquisition of Electro Module, Inc., and Babcock, Inc., its wholly-owned subsidiary, $7.3 million in purchases of property and equipment, offset by a $15.5 million redemption of our investment in auction rate preferred shares.

Net cash provided by (used in) financing activities was ($13.0) million in 2010 YTD and $47.1 million in 2009 YTD. In 2010 YTD, net cash used in financing activities primarily consisted of a $15.0 million reduction in the auction rate securities credit facility and payment of a $1.0 million note payable, offset by $3.0 million related to proceeds from stock awards. In 2009 YTD, net cash provided by financing activities related to $46.6 million in proceeds from the auction rate securities credit facility and $0.5 million related to proceeds from stock awards.

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

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. As of March 28, 2010, the Company was in compliance with all covenants in the Revolving Credit Facility.

On March 29, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Rabbit Acquisition Corp., an Indiana corporation and a wholly-owned subsidiary of Microsemi (“Purchaser”), and White Electronic Designs Corporation, an Indiana corporation (“WEDC”), pursuant to which Microsemi would acquire WEDC, a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value, stated value of $0.10, of WEDC (the “Shares”) at a purchase price of $7.00 per Share, net to the tendering shareholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). The Tender Offer concluded on April 27, 2010, and subsequently, Purchaser was merged with and into WEDC (the “Merger”), and WEDC survived the Merger as a wholly-owned subsidiary of Microsemi. The estimated purchase consideration was approximately $100 million in cash.

As of March 28, 2010, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements.

Additional authoritative guidance issued in February 2008 deferred the effective date of this authoritative guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). The FASB issued in October 2008 and April 2009 additional authoritative guidance on determining fair value in an inactive market and when volume and level of activity have significantly decreased. The adoption did not result in a material impact to our consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective for our quarter ended December 27, 2009 and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively. A reconciliation to amounts previously reported for the quarter and six months ended March 29, 2009 is as follows (unaudited, in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	Earnings per Share	Common and Equivalent Shares Outstanding	Earnings per Share	Common and Equivalent Shares Outstanding
Basic, as previously reported	$(0.21)	79,451	$(0.04)	79,332
Effect of adoption	0.01	1,640	—	1,585

Basic, as adopted	$(0.20)	81,091	$(0.04)	80,917

Diluted, as previously reported	$(0.21)	79,451	$(0.04)	79,332
Effect of adoption	0.01	1,640	—	1,585

Diluted, as adopted	$(0.20)	81,091	$(0.04)	80,917

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

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of the effective portions of this ASU did not result in a material impact to our consolidated financial position, results of operations or cash flows. We do not anticipate that the adoption of the remaining portions of this ASU will result in a material impact to our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to our consolidated financial position, results or operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 28, 2010, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 28, 2010 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at March 28, 2010, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

Subsequent to the quarter ended March 29, 2009, various issuers have redeemed a total of $15.0 million in auction rate securities at par plus accrued interest. As required by the auction rate securities credit facility, the proceeds from these redemptions were used to pay down amounts outstanding on the auction rate securities credit facility. At March 28, 2010, the par and carrying value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $31.6 million.

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

Our cash and cash equivalents are classified as Level 1, and our investment in auction rate securities and the fair value of the settlement agreement are classified as Level 3. For our investment in auction rate securities, we evaluated counterparty risk with regard to the settlement agreement and concluded, as of March 28, 2010, that non-performance risk was nominal. At March 28, 2010, we concluded that any other-than-temporary impairment in the fair value of our auction rate securities would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement are recorded at $31.6 million, the par value of the auction rate bonds.

However, given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair market value in the future could be negatively impacted by many factors including, but not limited to, failure of the financial institution to meet its obligations under the settlement agreement, continuing illiquidity in the market for auction rate securities for an extended period of time, a lack of action by the issuers to establish different forms of financing to replace or redeem these securities, changes in the credit quality of the underlying securities and changes in market interest rates above contractual maximum interest rates on the underlying auction rate securities. Should credit market disruptions continue or increase in magnitude or if our assessment of the counterparty risk indicates an increased potential for non-performance, we may be required to record an impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated. We currently do not anticipate an impairment of our investments that would not be substantially offset by the fair value recognized for the rights provided to us in the settlement agreement; however, if we had to record any impairment, for every 1% decline in principal, a decrease in value of approximately $0.3 million would occur.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2010.

(b)	Changes in internal control over financial reporting.

During the second quarter of fiscal year 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 24, 2009 for our fiscal year ended September 27, 2009, we reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation, and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) in October 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. We had previously concluded that a loss in this matter was both probable and reasonably estimable and recorded a loss accrual. The loss accrual was based on our best estimate of the probable loss developed with the assistance of our legal advisors and taking into consideration a number of factors, including the specific facts and circumstances related to the use of the patents covered by the complaint, the application of industry statistics in patent litigation matters and judgment in evaluating patent settlement outcomes. During our quarter ended March 28, 2010, we favorably settled the complaint with ChriMar for an amount less than the loss accrual and the financial impact of the difference did not have a material effect on the Company’s financial position or results of operations.

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether Microsemi infringes a patent owned by O2Micro International Limited. The principal remedy if infringement is found will be a bar on importation of the relevant CCFL products involved. Microsemi is vigorously defending its position. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and in April 2010, the administrative law judge issued his initial determination that Microsemi does not infringe the patent involved. Based on the initial determination and with assistance from our legal advisors, we determined that no reserves for these claims should be established as of March 28, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on our financial condition and results of operations, and there can be no assurance that we will be able to achieve a favorable settlement or resolution of these claims.

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

Net sales from foreign markets represent a significant portion of total net sales. Our net sales to foreign customers represented approximately 30% for fiscal year 2009, 40% for fiscal year 2008 and 33% of net sales for fiscal year 2007. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	trade restrictions;

•	availability of transportation services, including disruptions related to work stoppages, security incidents or natural events at shipping or receiving points or along transportation routes;

•	work stoppages or disruption of local labor supply;

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

•	acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus), which could disrupt our manufacturing and logistical activities;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally;

•	restrictions in the transfer or repatriation of funds; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

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

We invest cash balances in excess of projected liquidity needs primarily in money market funds and auction rate securities. All of our investments to date have maintained triple-A ratings; however, current credit market disruptions, particularly related to auction rate securities, may adversely affect the ratings of our investments. At March 28, 2010, our investment in auction rate securities consisted of auction rate bonds whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We previously had a practice of investing in auction rate securities and selling the securities prior to our interim and year end reporting periods. We purchased the auction rate securities held at March 28, 2010 in January 2008 and experienced auction failures in mid-February 2008 that have impacted the liquidity of our investment in auction rate securities. Auction failures do not represent a default of the security.

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

During the quarter ended March 29, 2009, we monetized all auction rate securities at full par value via the “no net cost” auction rate securities credit facility, which resulted in an increase in the balance of our cash and cash equivalents and a corresponding increase in borrowing under our auction rate securities credit facility. The credit facility, which is maintained by a subsidiary of the financial institution where we hold our investment in auction rate securities, is collateralized by any balances held in a collateral account at the subsidiary. The only balances held in the collateral account since the settlement date are the auction rate securities. The outstanding amounts under the credit facility may become due and payable upon demand, provided that the parent financial institution is required, either itself or through an affiliate, to provide alternative financing on substantially the same terms as soon as reasonably possible. While the financial institution may repurchase our investment in auction rate securities prior to June 30, 2010, we intend to put these auction rate securities back to the financial institution and use the proceeds to repay the credit facility when permitted by the ARS Rights. As such, at March 28, 2010, we have classified both the investment in auction rate securities and auction rate securities credit facility as current.

        Subsequent to the quarter ended March 29, 2009, various issuers have redeemed a total of $15.0 million in auction rate securities at par plus accrued interest. As required by the auction rate securities credit facility, the proceeds from these redemptions were used to pay down amounts outstanding on the auction rate securities credit facility. At March 28, 2010, the par and carrying value of our investment in auction rate securities and the corresponding auction rate securities credit facility were each $31.6 million.

There can be no assurance that the financial institution will have sufficient assets in the future to repurchase our auction rate bonds if and when we exercise our right to sell such bonds to the financial institution. Should this financial institution be unable to meet its obligation with regard to the settlement agreement, neither the credit ratings nor the guarantee of the Family Federal Education Loan Program would be directly affected; however, we may not be able to exercise our rights to sell our $31.6 million investment in auction rate bonds back to the financial institution at par plus accrued interest, or at all.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 5.	OTHER INFORMATION

(a)	We held our Annual Meeting of Stockholders on February 17, 2010.

(b)	On Proposal 1 – Election of Directors, the stockholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified. The votes received were as follows:

	For	Withheld
Dennis R. Leibel	73,428,868	2,061,871
James J. Peterson	74,955,282	535,457
Thomas R. Anderson	74,691,742	798,997
William E. Bendush	74,691,851	798,888
William L. Healey	73,668,706	1,822,033
Paul F. Folino	73,805,096	1,685,643
Matthew E. Massengill	73,783,343	1,707,396

On Proposal 2 – Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2010. The votes received were as follows:

For	Against	Abstain
76,288,056	1,171,709	15,806

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: April 30, 2010	By:	/s/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.