Form 10-K/A
period 2009-09-27
MICROSEMI CORP
filed 2010-07-30
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Microsemi Corporation (“Microsemi,” “we,” “our,” “us” and the “Company”) is amending our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, originally filed with the Securities and Exchange Commission on November 24, 2009 (the “Original 10-K”), for the sole purpose of amending Item 11. Executive Compensation. The information required by Item 11 was incorporated by reference in the Original 10-K from the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 7, 2010 (the “Proxy Statement”), under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.” Specifically, we have incorporated disclosures related to financial penalties assessed by our Board of Directors against our President and Chief Executive Officer that we previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on January 29, 2009.

Except for the foregoing, this amendment does not amend, modify, update or change any other items or disclosures contained in the Original Form 10-K, including the financial statements, or the Proxy Statement. Additionally, this Form 10-K/A does not otherwise reflect events occurring after the filing date of the Original 10-K and, accordingly, this Form 10-K/A should be read in connection with all of the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Director Compensation Table for Fiscal 2009

The following table presents information regarding the compensation paid during fiscal 2009 to members of our Board of Directors who are not also our employees (referred to as “Non-Employee Directors”). The compensation paid to Mr. Peterson, who is also employed by us, is presented below in the Summary Compensation Table and the related explanatory tables. Directors who are also officers or employees of the Company or its subsidiaries receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2) (3)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas R. Anderson	77,200	167,440	—	—	—	—	244,640
William E. Bendush	72,280	167,440	—	—	—	—	239,720
Paul F. Folino	55,840	167,440	—	—	—	—	223,280
William L. Healey	67,960	167,440	—	—	—	—	235,400
Dennis R. Leibel	112,200	233,660	—	—	—	—	345,860
Matthew E. Massengill	57,520	167,440	—	—	—	—	224,960

(1)	The amounts reported in the “Stock Awards” and “Option Awards” columns of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2009 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Non-Employee Directors were forfeited during fiscal 2009. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Note 9 (Stock Based Compensation and Employee Benefit Plans) to our Consolidated Financial Statements, included as part of our Annual Report for fiscal 2009 filed on Form 10-K and incorporated herein by reference.
(2)	The following table presents the number of shares subject to outstanding and unexercised option awards and the number of shares subject to unvested stock awards held by each of our Non-Employee Directors as of September 27, 2009.

Director	Number of Shares Subject to Outstanding Options as of 9/27/09	Number of Unvested Shares of Restricted Stock as of 9/27/09
Thomas R. Anderson	29,000	—
William E. Bendush	32,000	—
Paul F. Folino	12,000	—
William L. Healey	40,000	—
Dennis R. Leibel	123,500	—
Matthew E. Massengill	60,000	—

(3)	Pursuant to our Non-Employee Director compensation program described below, we granted each of our Non-Employee Directors 7,000 fully-vested shares of our common stock on September 29, 2008 (the first day of fiscal 2009). Each of these grants had a fair value of $167,440 on the grant date. We also granted Mr. Leibel as Chairman of the Board an additional 7,000 fully-vested shares of our common stock on February 19, 2009 in connection with our Annual Meeting of Stockholders. This grant had a fair value of $66,220 on the grant date. See footnote (1) for the assumptions used to value these awards.

Director Compensation Policy

The Chairman of the Board receives a $45,000 annual retainer, and each of our other non-employee directors receives a $25,000 annual retainer. In addition, the Chairman of the Board receives $2,700 for each Board meeting attended in person, and each of the other non-employee directors receives $1,800 for each Board meeting attended in person. For each committee meeting attended in person, the Audit Committee Chair receives $2,400, the Chairs of the Compensation Committee and Governance and Nominating Committee receive $1,800, and each of the members of these committees receives $1,200. Each of the Non-Employee Directors receives 60% of the in-person compensation described above for meetings attended by telephone. All directors are reimbursed for out-of-pocket and travel expenses. No additional compensation is paid for actions taken by the Board or any committee by written consent.

We grant each Non-Employee Director 7,000 shares of our common stock on the first business day of each fiscal year. Following the annual stockholders’ meeting and upon election as Chairman, we grant the Chairman of the Board 7,000 shares of our common stock. In addition, we grant each newly elected or appointed Non-Employee Director 14,000 shares of our common stock. Each of these grants is fully vested on the date of grant.

For a period of seven years after retirement from the Board of Directors, each Non-Employee Director who served on the Board for at least five years is entitled (a) to receive each quarter a cash payment equal to 50% of the quarterly retainer that the director was paid immediately prior to his or her retirement, and (b) to exercise his or her vested stock options granted to the director prior to retirement (subject to the earlier termination on the expiration date of the option), provided in each case that the director agrees to be available to provide up to 25 hours of consulting support per quarter. Pursuant to this retirement policy, we paid an aggregate amount of $73,975 to six former directors in fiscal 2009.

Director Stock Ownership Guidelines

Our Board of Directors has established stock ownership guidelines for our Directors. Each Director shall, by August 5, 2014 or within five years after first becoming a member of the Board, whichever occurs later, acquire and hold for the balance of time the Director serves on the Board, not fewer than 10,000 shares of common stock of the Company.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer or our principal financial officer during fiscal 2009, and our three other most highly compensated executive officers. These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers” in this proxy statement.

Our executive compensation programs are determined and approved by our Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our President and Chief Executive Officer in setting compensation levels for our other Named Executive Officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to help ensure that:

•	the program is designed to allow the Company to recruit and retain superior talent and to create a direct relationship between executive compensation and performance; and

•	the program provides compensation and benefit levels that create proper incentives to enhance the value of the Company and reward superior performance.

The Compensation Committee also reviews compensation levels to ensure they are reasonable after consideration of the executive compensation programs of similar companies. The Compensation Committee’s practice has been to retain independent compensation consultants to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data for these companies. The Compensation Committee retained the consulting firm of F.W. Cook for these purposes. Based on the consultant’s recommendations, the Compensation Committee selected the following U.S.-based publicly traded semiconductor companies as our peer group companies for fiscal 2009: AVX Corporation, Conexant Systems, Inc., Cree, Inc., Cypress Semiconductor Corporation, Diodes, Inc., Emulex Corporation, Fairchild Semiconductor International, Inc., Integrated Device Technology, Inc., International Rectifier Corporation, Intersil Corporation, Micrel, Inc.,

Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., National Semiconductor Corporation, ON Semiconductor Corporation, QLogic Corporation, RF Micro Devices, Inc., Semtech Corporation, Silicon Laboratories, Inc., Skyworks Solutions, Inc., TriQuint Semiconductor, Inc and Vishay Intertechnology, Inc. We reference and utilize peer group data as a component in measuring each element of our executive compensation program: base salary, annual incentive bonuses and long-term equity-based awards. These peer group companies were selected using the following objective criteria:

•	Semiconductor, semiconductor equipment and technology hardware & equipment companies.

•	Comparable pay models

•	Revenues and market capitalization generally ranging between one-third to three-times that of the Company.

Based on the objective criteria and the consultant’s recommendations, we modified the peer group in fiscal 2009 as compared to fiscal 2008 by adding Cree, Inc., Integrated Device Technology, Inc., International Rectifier Corporation, Maxim Integrated Products, Inc. and Mindspeed Technologies, Inc. and removing Linear Technology Corporation and Microchip Technology, Inc.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) long-term equity awards, including stock options and restricted stock awards. We also provide our Named Executive Officers with certain perquisites and personal benefits and severance benefits if the executive’s employment terminates under certain circumstances.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance. We believe that in order to attract and retain top executives, we need to provide them with predictable compensation levels that reward their continued service. Annual incentive bonuses are primarily intended to motivate our Named Executive Officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and long-term equity awards are the elements of our executive compensation program that are designed to reward performance and thus the creation of stockholder value.

We believe the individual components of our executive compensation program combine together to create a total compensation package for each Named Executive Officer that achieves our compensation objectives and is comparable to our peer group companies identified above. The Compensation Committee believes that these levels are appropriate as the Company’s revenue, net income, earnings before interest, taxes depreciation and amortization (“EBITDA”), headcount, market capitalization, as well as one-, two- and three-year revenue growth, operating income growth and return on invested capital are within the median range of the peer companies. Because the Compensation Committee generally determines the target value of our current executive compensation program based on an assessment of the compensation paid by our peer group companies, we do not generally factor in amounts realized from prior compensation paid to the Named Executive Officers.

Current Executive Compensation Program Elements

Base Salaries

Salaries for our Named Executive Officers are reviewed by the Compensation Committee on an annual basis. In general, the Compensation Committee targets base salary levels comparable to similarly situated executives among our peer group companies identified in the annual review described above. In addition, the Compensation Committee recognizes, among other things, factors such as competitive environment, our financial performance, the executive’s experience level and scope of responsibility, and the overall need to retain the executive in light of current and future performance, future potential and the overall contribution of the executive to the Company. The Compensation Committee does not base its decisions on targeting base salaries to specific benchmarks against the peer group. Instead, the Compensation Committee refers to the peer group compensation data as background information regarding competitive pay levels. During the annual review conducted for fiscal 2009, the Compensation Committee did not adjust the base salaries of any Named Executive Officer.

The Company has not entered into employment agreements with any of the Named Executive Officers that provide for minimum levels of base salary. In setting specific salary levels for each Named Executive Officer and the Company’s other executive officers, the Compensation Committee assesses the executive’s past performance and expected future contributions to the Company, the executive’s salary and responsibilities relative to the other executive officers, the salaries of similarly situated executives with our peer companies and the overall competition within the high technology market for executive talent. The Compensation Committee believes that the base salary levels of the Named Executive Officers and the other executive officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers to that performance.

Annual Incentive Bonuses

In March 2009, the Compensation Committee approved a program (the “bonus program”) that provided each of the Named Executive Officers with an incentive bonus opportunity that would be payable partly in cash and partly in the form of a restricted stock award. The amount of the cash bonus to be paid and the number of restricted shares to be awarded would be determined in general based on the Company’s achievement of an operating financial measure relative to a performance goal established by the Compensation Committee for the performance period. (The restricted stock component of the bonus program is discussed below under “Fiscal 2009 Long-Term Incentive Equity Awards.”) The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these forms of compensation constitute a substantial portion of each of our Named Executive Officers’ compensation.

The bonus program was intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code to help preserve the Company’s tax deduction for compensation paid under the program. In light of the requirements of Section 162(m), the Compensation Committee established a performance goal for the period from January 29, 2009 through September 27, 2009 (the “performance period”) and a maximum cash bonus amount that could be paid to each Named Executive Officer under the bonus program. The Compensation Committee set a threshold operating performance goal of $50.0 million and a maximum operating performance goal of $59.7 million for the performance period. Operating performance goals are measured against an operating financial measure which substantially consisted of operating income adjusted for transitional idle capacity, the impact of restructuring activities, the impact of purchase accounting and non-cash charges such as amortization of intangible assets and stock-based compensation.

No cash bonuses would be paid to the Named Executive Officers under the bonus program if the threshold operating performance goal identified above was not achieved. If the Company met or exceeded the maximum goal identified above, the Named Executive Officer would be eligible to receive a bonus of up to the maximum cash amount established by the Compensation Committee for that executive. If the Company’s operating performance for the period were between the threshold and maximum amounts, the maximum cash amount would be prorated based on the level achieved. In each case, the Compensation Committee retained the discretion to reduce the bonus amount payable to each Named Executive Officer based on its assessment of, among other things, factors such as the executive’s performance and achievement of other key non-financial and strategic business objectives within his area of responsibility during the fiscal year , the competitive environment, the overall need to retain the executive in light of current performance and the overall contribution of the executive to the Company. In addition, the Compensation Committee reviews annual incentive bonuses paid to similarly situated executives with our peer group companies indentified in the annual review described above. The Compensation Committee does not base its decisions on targeting annual incentive bonuses to specific benchmarks against the peer group. Instead, the Compensation Committee refers to the peer group compensation data merely as background information regarding competitive pay levels. In determining the maximum cash amount for each Named Executive Officer, the Compensation Committee concluded that a greater percentage of overall compensation should be at-risk for our President and Chief Executive Officer as he bears greater responsibility for the overall performance of the Company.

The maximum cash amounts under the bonus program for the Named Executive Officers and the actual amount of the cash bonus awarded to each executive are set forth in the table below. As permitted under Section 162(m), the Compensation Committee established the maximum cash amount intended to be paid under the bonus program. After the end of fiscal 2009, the Compensation Committee determined that the Company had exceeded the maximum operating performance goal and, accordingly, each Named Executive Officer was eligible to receive a bonus of up to the maximum cash amount established by the Compensation Committee for that executive.

Name	Maximum Cash Amount ($)	Cash Bonus Awarded ($)
James J. Peterson	1,200,000	—
Ralph Brandi	559,500	128,000
John W. Hohener	300,000	71,000
Steven G. Litchfield	290,600	30,000
John M. Holtrust	207,600	48,000

As reported in the Form 8-K filed by the Company with the SEC on January 29, 2009, Mr. Peterson agreed to forego his cash bonus award for fiscal 2009 and did not receive any cash payment under the bonus program. After considering management’s recommendation in light of cost realignment actions taken during fiscal 2009 and overall macroeconomic conditions, the Compensation Committee approved the final cash bonus awards for the other Named Executive Officers based on its subjective assessment, taking into account the factors identified above, of the general performance of the individual executive and the Company as a whole for the fiscal year.

Long-Term Incentive Equity Awards

Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have historically made annual grants of stock options and restricted stock awards to provide further incentives to our executives to increase stockholder value. The Compensation Committee believes that performance-based compensation such as long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these forms of compensation constitute a substantial portion of each of our Named Executive Officers’ compensation.

The Compensation Committee bases its award grants to executives each year on a number of factors, including:

•	the executive’s position with the Company and total compensation package;

•	the executive’s performance of his or her individual responsibilities;

•	the equity participation levels of comparable executives at comparable companies; and

•	the executive’s contribution to the success of the Company’s financial performance.

In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of tax consequences of the grants to the individual executive and the Company, accounting impact and potential dilution effects.

The Company’s practice has been to make annual equity award grants at the beginning of each fiscal year. In setting the grant levels, the Compensation Committee considers the performance of the Company and the executive during the preceding fiscal year, and we determine that these grants are, at least in part, compensation for the executive’s services during the preceding fiscal year. As described above under “Annual Incentive Bonuses,” the Compensation Committee determined in March 2009 that equity awards granted to our Named Executive Officers in the beginning of fiscal 2010 would be determined under the bonus program adopted for fiscal 2009. The grant levels were determined based on the Company’s performance during fiscal 2009, and the grants were approved by the Compensation Committee immediately following the completion of the fiscal year.

Annual equity award grants are generally determined in the last Compensation Committee meeting of each fiscal year and are effective on or shortly after the first day of the new fiscal year. This meeting is scheduled near the beginning of each fiscal year and held in the latter part of September. Other than grants made in connection with the hiring or promotion of employees or other special circumstances, the Compensation Committee generally does not grant equity awards at any other time during the year. Awards related to the hiring or promotion of an individual are issued and priced commensurate with the effective day of each action and are approved by the Compensation Committee (or the Special Committee to Make Grants to Non-executive Employees, if applicable) commensurate with or in advance of such action. Each option is granted with a per-share exercise price equal to the fair market value of a share of our common stock on the grant date. For these purposes, and in accordance with the terms of our stock incentive plans and option grant practices, the fair market value is equal to the closing price of a share of our common stock on the applicable grant date.

While stock options have been granted in the past, the Company’s current practice is to primarily grant long-term incentive awards to Named Executive Officers in the form of shares of restricted stock. In general, the restricted stock vests over the two to three-year period following the date of grant. Thus, restricted shares are designed both to link executives’ interests with those of our stockholders as the shares’ value is based on the value of our common stock and to provide a long-term retention incentive for the vesting period as they generally have value regardless of stock price volatility.

Fiscal 2009 Long-Term Incentive Equity Awards. The Fiscal 2009 Long-Term Incentive Equity Awards were granted to the Named Executive Officers on September 29, 2008 (the beginning of fiscal 2009). A key consideration of the Compensation Committee’s determination of this award was the Company’s achievement of operating performance goals in fiscal 2008 and the Company’s performance compared to the performance of the Company’s peer group identified above. The Compensation Committee exercises its judgment to determine each executive’s equity-based awards based on the Compensation Committee’s subjective assessment of the Company’s performance and the contribution of the executive to that performance during the fiscal year, as well as the equity grant practices of our peer companies and the other factors identified above. In determining this award, the Compensation Committee concluded that a greater percentage of overall compensation should be at-risk for our President and Chief Executive Officer as he bears greater responsibility for the overall performance of the Company.

Fiscal 2010 Long-Term Incentive Equity Awards. As described above under “Annual Incentive Bonus,” the Compensation Committee approved a bonus program in March 2009 that provided for part of each Named Executive Officer’s fiscal 2009 bonus to be paid in the form of restricted stock. In March 2009, the Compensation Committee established a maximum restricted stock amount denominated in dollars for each executive participating in the bonus program, with the number of restricted shares awarded to the executive to be determined based on the Company’s achievement of its operating performance goal for the performance period under the bonus program and the closing price of the Company’s common stock on the last day of the performance period. In adopting the bonus program, the Compensation Committee believed that the restricted stock component of the program would provide additional incentives for the Named Executive Officers to achieve the financial goals established by the Compensation Committee for the performance period and continue to help create stockholder value as the value of the restricted shares awarded would depend on our stock price at the end of the performance period. In determining the maximum restricted stock amount for each Named Executive Officer, the Compensation Committee concluded that a greater percentage of overall compensation should be at-risk for our President and Chief Executive Officer as he bears greater responsibility for the overall performance of the Company.

As noted above under “Annual Incentive Bonuses,” the Compensation Committee determined that the Company’s achieved its operating performance goal established for the bonus program. Accordingly, the Compensation Committee determined that each of the Named Executive Officers would be eligible to receive up to the number of restricted shares determined by dividing the executive’s maximum restricted stock amount by the per-share closing price of our common stock on the last trading day prior to September 27, 2009 (in this instance, September 25, 2009). Like the cash component of the bonus program, the restricted stock awards under the bonus program are intended to satisfy the requirements for deductibility under Section 162(m) of the Internal Revenue Code since they are only granted if the operating performance goal is achieved.

For each of the Named Executive Officers, the maximum restricted stock amount established under the bonus program for fiscal 2009, the maximum number of restricted shares eligible to be awarded based on the Company’s achievement of the maximum performance goal established for the bonus program, and the final number of shares awarded to the executive immediately following the end of fiscal 2009 are set forth in the table below.

Name	Maximum Restricted Stock Amount ($)	Closing Price on September 25, 2009 ($)	Maximum Number of Restricted Shares Eligible to be Awarded	Final Number of Restricted Shares Awarded
James J. Peterson	5,000,000	15.41	324,265	120,000
Ralph Brandi	2,000,000	15.41	129,786	100,000
John W. Hohener	1,400,000	15.41	90,850	60,000
Steven G. Litchfield	1,200,000	15.41	77,872	40,000
John M. Holtrust	1,200,000	15.41	77,872	40,000

After considering management’s recommendation in light of cost realignment actions taken during fiscal 2009 and overall macroeconomic conditions, the Compensation Committee approved the final number of restricted shares to be subject to the grant for each executive based on its subjective assessment, taking into account the factors identified above, of the general performance of the individual executive and the Company as a whole for the fiscal year.

Perquisites and Personal Benefits

The Company provides certain perquisites and personal benefits to the Named Executive Officers. Perquisites provided to one or more Named Executive Officers include an automobile allowance and Company-paid premiums for life insurance coverage, disability insurance coverage and health insurance coverage under the Company’s executive health plan. The Company believes that perquisites and personal benefits are often a tax-advantaged way to provide the Named Executive Officers with additional annual compensation that supplements their other compensation opportunities, and therefore treat perquisites as another component of annual compensation that is merely paid in a different form. The perquisites and personal benefits provided to each Named Executive Officer in fiscal 2009 are reported in the Summary Compensation Table below, and are explained in more detail in the footnotes thereto.

Severance and Other Benefits Upon Termination of Employment

We provide each of our Named Executive Officers with severance benefits under individual retention agreements upon certain terminations of their employment in connection with a change in control of the Company. We provide these benefits because we believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our Named Executive Officers and other executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, we provide these officers with severance benefits if their employment is actually or constructively terminated by us without cause in connection with a change in control. The severance benefits for the Named Executive Officers are generally determined as if they continued to remain employed for one to two years following their actual termination date, depending on the length of their service with the Company.

We believe that our executive officers should receive these severance benefits if their employment is constructively terminated in connection with a change in control (i.e., by a material reduction in the executive’s compensation or duties). Because we believe that constructive terminations in connection with a change in control are conceptually the same as actual terminations, these retention agreements provide that the executive may terminate employment in connection with a change in control under circumstances that we believe would constitute a constructive termination of the Named Executive Officer’s employment.

In addition, the retention agreement we entered into with Mr. Hohener in November 2008 provides for him to receive severance benefits if his employment is terminated by the Company without cause or by him for good reason prior to a change in control. Based on our review of similarly situated executives, we determined that it is appropriate to provide Mr. Hohener with severance benefits under these circumstances in light of his position with the Company and as part of his overall compensation package. The severance benefits for Mr. Hohener are generally determined as if he continued to remain employed by the Company for one year following his actual termination date.

As described below under “Grants of Plan-Based Awards,” outstanding options and other equity-based awards granted under our stock incentive plan, including those awards held by our Named Executive Officers, will generally accelerate on a change in control of the Company unless they are assumed by the successor entity. Although this vesting will occur whether or not a Named Executive Officer’s employment terminates, we believe it is appropriate to fully vest equity awards in these change in control situations when the awards are not assumed and allow the award-holder to benefit from any gain under the award at the time of the transaction.

In the case of Mr. Peterson, as part of his change in control severance benefits, he would be reimbursed for the full amount of any excise taxes imposed on his severance payments and any other payments under Section 4999 of the Internal Revenue Code. We provide Mr. Peterson with a “gross-up” for any parachute payment excise taxes that may be imposed because we determined the appropriate level of change in control severance protections for him without factoring in the adverse effects that may result from imposition of these excise taxes. The excise tax gross-up is intended to make him whole for any adverse tax consequences he may become subject to under Section 4999 of the Internal Revenue Code, and to preserve the level of change in control severance protections that we have determined to be appropriate when we originally entered into this agreement with him in January 2001. When our Compensation Committee decided in 2004 to provide change of control severance benefits to the other Named Executive Officers, the Compensation Committee decided not to include these tax gross-up provisions in their agreements.

Amendments to Benefit Plans in Fiscal 2009

During the first quarter of fiscal 2009, we amended each of the retention agreements with our Named Executive Officers and certain other equity award agreements that included deferred compensation arrangements to comply with the IRS’s deferred compensation rules under Section 409A of the Internal Revenue Code. These amendments did not increase the intended benefits to participants under these agreements.

Compensation of our President and Chief Executive Officer

In determining overall compensation for our President and Chief Executive Officer, the Compensation Committee concluded that a greater percentage of overall compensation should be at-risk as he bears greater responsibility for the overall performance of the Company. As noted above, the Compensation Committee generally approves annual equity awards at the beginning of each fiscal year, with the Compensation Committee’s assessment of performance for the recently-completed fiscal year being an important factor in its determination of the appropriate grant levels. That is, the annual equity awards approved at the beginning of fiscal 2009 took into account the Compensation Committee’s assessment of fiscal 2008 performance and the annual equity awards that were approved at the beginning of fiscal 2010 took into account the Compensation Committee’s assessment of fiscal 2009 performance. The terms and conditions of equity awards approved in the beginning of fiscal 2009 and fiscal 2008 were materially consistent. However, under applicable SEC rules, the Grants of Plan-Based Awards table included later in this Proxy Statement presents information regarding awards granted at the beginning of fiscal 2009 (even though the Compensation Committee took fiscal 2008 performance into account for these awards) and the Summary Compensation Table presented later in this Proxy Statement includes information as to the aggregate expense for all equity awards recognized on our financial statements with respect to awards previously granted to each Named Executive Officer (not just the awards granted in or for a particular year).

When compensation is viewed with reference to the grant date fair value of our equity awards actually granted based on performance for the year in question, Mr. Peterson’s total direct compensation for fiscal 2009 was substantially lower than his total direct compensation for fiscal 2008. For this section, the term “total direct compensation” means the aggregate amount for the fiscal year of Mr. Peterson’s (a) base salary; (b) annual cash incentive bonus, and; (c) the grant date fair value of equity awards granted (even though the actual grant date of the awards occurred early in the fiscal year following the fiscal year that performance was measured).

As reflected and discussed in additional detail above, this decrease in total direct compensation is largely attributable to the fact that Mr. Peterson agreed to forego his cash bonus award for fiscal 2009 and the reduced grant date fair value of his equity award granted early in fiscal 2010 with respect to fiscal 2009 performance. Since Mr. Peterson’s total direct compensation was significantly reduced for fiscal 2009, we believe it is important to highlight these differences so that they may be considered in connection with our Summary Compensation Table presented below. The following table presents Mr. Peterson’s total direct compensation for each of fiscal 2009 and fiscal 2008:

Fiscal Year	Base Salary ($)	Annual Cash Incentive Bonus ($)	Grant Date Fair Value of Equity Awards ($) (1)	Total Direct Compensation ($)
2009	600,000	—	1,894,800	2,494,800
2008	599,519	1,000,000	4,736,160	6,335,679

(1)	Mr. Peterson was awarded 120,000 shares of restricted stock on September 30, 2009 (the beginning of fiscal 2010) with respect to fiscal 2009 performance. The last trading price of a share of our common stock on NASDAQ on the date of grant of this award was $15.79 and the grant date fair value was $1,894,800. Mr. Peterson was awarded 198,000 shares of restricted stock on September 29, 2008 (the beginning of fiscal 2009) with respect to fiscal 2008 performance. The last trading price of a share of our common stock on NASDAQ on the date of grant of this award was $23.92 and the grant date fair value was $4,736,160. The amounts reported in the “Grant Date Fair Value of Equity Awards” reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see footnote (1) to the Summary Compensation Table below. Note that no value attributable to stock options is included as Mr. Peterson was not granted a new stock option award with respect to fiscal 2009 or fiscal 2008 performance.

In December 2008, a public allegation was made relating to Mr. Peterson’s academic credentials. In response to the allegation, the Board of Directors, through the Governance and Nominating Committee, initiated an inquiry into the matter. As disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, on that date the Governance and Nominating Committee and the Board of Directors completed their review and concluded that there were inaccuracies in Mr. Peterson’s academic credentials. The Board of Directors determined, in its business judgment, that it was appropriate in light of its conclusion to assess financial penalties against Mr. Peterson, of which he accepted, as follows: (a) as noted above, he would forego his cash bonus award for fiscal 2009, (b) he would pay $100,000 to the Company, and (c) as reflected in footnotes (5) and (6) to the “Outstanding Equity Awards at Fiscal Year-End—Fiscal 2009” table below, each of the remaining vesting dates of Mr. Peterson’s unvested restricted common stock awards was extended by an additional one year. On January 29, 2009, Mr. Peterson held restricted common stock awards covering an aggregate of 323,000 shares of Company common stock that were then scheduled to vest as to 50,000 shares on October 1, 2009, 75,000 shares on October 1, 2010, and 66,000 shares on each of September 29, 2009, September 29, 2010, and September 29, 2011. The effect of the extension of the remaining vesting dates of Mr. Peterson’s restricted common stock awards was that, after giving effect to the extension, 50,000 shares subject to these awards are scheduled to vest on October 1, 2010, 75,000 shares on October 1, 2011, and 66,000 shares on each of September 29, 2010, September 29, 2011, and September 29, 2012.

The financial penalties described above were not in any way a factor in the decisions of the Compensation Committee in granting Mr. Peterson any other forms of compensation. The Compensation Committee did not take into account the financial penalties imposed in making its decisions as to Mr. Peterson’s base salary and equity awards for either fiscal 2009 or fiscal 2010. As the financial penalties were assessed in January 2009 and the Compensation Committee did not finalize bonuses until after the fiscal year ended in September 2009, the Compensation Committee did not discuss nor make any determination as to a bonus for him for that year. In addition, the Compensation Committee did not at any time make any determination as to the bonus amount that might have been awarded to Mr. Peterson absent the financial penalties.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the three other most highly compensated Named Executive Officers employed a the end of the year (other than the Chief Financial Officer) unless certain performance and other requirements are met. Our intent is generally to design and administer executive compensation programs in a manner that will eliminate the impact of Section 162(m). However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. We believe that the performance-based components of our current executive compensation program (including the cash bonuses and restricted share awards granted to our Named Executive Officers as described above under “Fiscal 2010 Long-Term Incentive Equity Awards”) satisfy the requirements for exemption from the $1,000,000 deduction limitation. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable and consistent with the goals of Microsemi and its stockholders.

The following report of our Compensation Committee shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act or the Securities Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Securities Exchange Act.

Report of the Compensation Committee

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this proxy statement. Based upon this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in this proxy statement to be filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Dennis R. Leibel (Chairman)

Paul F. Folino

William L. Healey

Matthew E. Massengill

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal 2009. No member of the Compensation Committee is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under rules of the Securities and Exchange Commission requiring disclosure of certain relationships and related person transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended September 27, 2009.

Summary Compensation Table—Fiscal Years 2007 through 2009

The following table shows the compensation paid to or earned by our Named Executive Officers during the fiscal years 2007 through 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
James J. Peterson	2009	600,000	—	3,226,502	363,721	—	—	48,265	4,238,488
President and Chief Executive Officer	2008	599,519	1,000,000	1,651,882	363,724	—	—	58,885	3,674,010
	2007	556,832	600,000	—	363,218	—	—	53,130	1,573,180

John W. Hohener	2009	300,000	—	869,757	444,095	71,000	—	43,302	1,728,154
Vice President, Chief Financial Officer, Secretary and Treasurer	2008	263,654	300,000	471,966	448,407	—	—	49,454	1,533,481

Ralph Brandi	2009	399,640	—	1,723,529	242,748	128,000	—	46,404	2,540,051
Executive Vice President, Chief Operating Officer	2008	388,672	500,000	1,045,193	242,480	—	—	87,927	2,264,272
	2007	378,649	300,000	520,437	242,146	—	—	55,845	1,254,931

John M. Holtrust	2009	259,500	—	458,753	109,116	48,000	—	51,527	926,896
Senior Vice President of Human Resources	2008	250,548	200,000	220,257	109,117	—	—	42,866	822,788

Steven G. Litchfield	2009	290,640	—	648,562	226,435	30,000	—	50,370	1,246,007
Executive Vice President, Chief Strategy Officer	2008	280,614	250,000	314,650	252,981	—	—	66,504	1,164,749
	2007	263,271	160,000	—	42,112	—	—	60,045	525,428

(1)	The amounts reported in the “Stock Awards” and “Option Awards” columns of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal 2009, fiscal 2008 and fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Named Executive Officers were forfeited during fiscal 2009, fiscal 2008 or fiscal 2007. For a discussion of the assumptions and methodologies used to value the awards reported in table above, please see the discussion of stock awards and option awards contained in Note 9 (Stock Based Compensation and Employee Benefit Plans) to the Company’s Consolidated Financial Statements, included as part of the Company’s Annual Report for fiscal 2009 filed on Form 10-K with the SEC and incorporated herein by reference. For information about the stock awards and option awards granted to our Named Executive Officers for fiscal 2009, please see the discussion under “Grants of Plan-Based Awards” below.
(2)	For a description of our bonus program for fiscal 2009, please see the discussion in the “Compensation Discussion and Analysis” above.
(3)	The amounts reported in the “All Other Compensation” column of the table above consists of the Company’s contributions to the Named Executive Officers’ accounts under its 401(k) plan, auto allowance and payments of premiums under the Company’s life, disability and health insurance policies for each of these executives. The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable executive officer. This insurance is not split-dollar life insurance. The fiscal 2009 payments made to or on behalf of each of the Named Executive Officers were as follows:

Name	Health and Disability Insurance Premiums ($)	Auto Allowance ($)	401(k) Plan Contribution ($)	Term Life Insurance Premiums ($)
James J. Peterson	20,093	12,000	9,452	6,720
John W. Hohener	20,691	11,004	4,887	6,720
Ralph Brandi	21,307	11,004	7,372	6,720
John M. Holtrust	27,940	11,004	5,863	6,720
Steven G. Litchfield	23,800	11,004	8,847	6,720

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2009. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, non-equity incentives or a bonus, and long-term equity incentives consisting of stock options and restricted stock awards. Named Executive Officers also earned the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in footnote 3 to the table. As noted above, the Company does not have employment agreements with any of the Named Executive Officers that provides for minimum levels of base salary.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the restricted stock awards granted during fiscal 2009, provides information regarding the long-term equity incentives awarded to our Named Executive Officers. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Grants of Plan-Based Awards—Fiscal 2009

The following table provides information about grants of plan-based cash and equity awards during fiscal year 2009 to the Named Executive Officers. Each of the equity-based awards was granted under our 2008 Performance Incentive Plan (the “2008 Plan”).

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Potential Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($) (1)
James J. Peterson	9/29/08	—	—	—	—	—	—	198,000	—	—	4,736,160
	3/26/09	—	—	1,200,000	—	—	—	—	—	—	—
John W. Hohener	9/29/08	—	—	—	—	—	—	50,000	—	—	1,196,000
	3/26/09	—	—	300,000	—	—	—	—	—	—	—
Ralph Brandi	9/29/08	—	—	—	—	—	—	100,000	—	—	2,392,000
	3/26/09	—	—	559,500	—	—	—	—	—	—	—
John M. Holtrust	9/29/08	—	—	—	—	—	—	30,000	—	—	717,600
	3/26/09	—	—	207,600	—	—	—	—	—	—	—
Steven G. Litchfield	9/29/08	—	—	—	—	—	—	42,000	—	—	1,004,640
	3/26/09	—	—	290,600	—	—	—	—	—	—	—

(1)	The amounts reported in the “Grant Date Fair Value of Stock and Option Awards” column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see footnote (1) to the Summary Compensation Table.

Description of Plan-Based Awards

The “non-equity incentive plan” awards and the “equity incentive plan” awards reflected in the Grants of Plan-Based Awards Table were granted under our bonus program for fiscal 2009. The terms of this program are described in the “Compensation Discussion and Analysis” above.

Each of the equity-based awards reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the 2008 Plan. The 2008 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of awards granted under the 2008 Plan, if there is a change in control of the Company, outstanding awards granted under the plan (including awards held by our Named Executive Officers) will generally terminate unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested and/or to be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction.

The restricted stock awards granted to our Named Executive Officers during fiscal 2009 generally vest in equal amounts over a three year period, except that the awards granted to Mr. Brandi vest over a two-year period. Prior to the time the shares become vested, the executive generally does not have the right to dispose of the restricted shares, but does have the right to vote and receive dividends (if any) paid by the Company in respect of the restricted shares.

Outstanding Equity Awards at Fiscal Year-End—Fiscal 2009

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of September 27, 2009, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James J. Peterson	50,000	—		—	15.47	12/20/2011	—		—	—	—
	69,000	—		—	11.36	08/18/2014	—		—	—	—
	257,900	—		—	13.72	09/26/2014	—		—	—	—
	500,000	—		—	25.27	09/26/2015	—		—	—	—
	100,000	50,000	(2)	—	18.97	10/02/2012	—		—	—	—
	—	—		—	—	—	125,000	(5)	1,926,250	—	—
	—	—		—	—	—	198,000	(6)	3,051,180	—	—
John W. Hohener	52,500	17,500	(3)	—	30.50	01/13/2012	—		—	—	—
	45,000	25,000	(2)	—	18.97	10/02/2012	—		—	—	—
	—	—		—	—	—	33,333	(7)	513,662	—	—
	—	—		—	—	—	50,000	(8)	770,500	—	—
Ralph Brandi	32,200	—		—	15.47	12/20/2011	—		—	—	—
	2,049	—		—	11.36	08/18/2014	—		—	—	—
	130,000	—		—	13.72	09/26/2014	—		—	—	—
	250,000	—		—	25.27	09/26/2015	—		—	—	—
	66,667	33,333	(2)	—	18.97	10/02/2012	—		—	—	—
	—	—		—	—	—	100,000	(9)	1,541,000	—	—
John M. Holtrust	14,000	—		—	3.12	11/26/2012	—		—	—	—
	34,769	—		—	7.06	06/17/2013	—		—	—	—
	5,000	—		—	11.36	08/18/2014	—		—	—	—
	40,000	—		—	13.72	09/26/2014	—		—	—	—
	35,000	—		—	16.17	03/28/2015	—		—	—	—
	110,000	—		—	25.27	09/26/2015	—		—	—	—
	30,000	15,000	(2)	—	18.97	10/02/2012	—		—	—	—
	—	—		—	—	—	15,556	(10)	239,718	—	—
	—	—		—	—	—	30,000	(8)	462,300	—	—
Steven G. Litchfield	2,130	—		—	9.57	10/20/2013	—		—	—	—
	50,000	—		—	13.72	09/26/2014	—		—	—	—
	35,000	—		—	16.17	03/28/2015	—		—	—	—
	170,000	—		—	25.27	09/26/2015	—		—	—	—
	50,000	25,000	(2)	—	18.97	10/02/2012	—		—	—	—
	16,667	8,333	(4)	—	18.77	01/12/2013	—		—	—	—
	—	—		—	—	—	22,222	(11)	342,441	—	—
	—	—		—	—	—	42,000	(8)	647,220	—	—

(1)	The dollar amounts shown in this column are determined by multiplying (x) the number of unvested shares or units subject to the award by (y) $15.41 (the closing price of a share of our common stock on September 25, 2009, the last trading day of fiscal 2009).
(2)	The unvested portions of these grants vested on October 2, 2009.
(3)	The unvested portion of this grant is scheduled to vest on January 13, 2010.
(4)	The unvested portion of this grant is scheduled to vest on January 12, 2010.
(5)	Pursuant to Mr. Peterson’s agreement with the Company dated January 28, 2009, the unvested portion of this grant is scheduled to vest in installments of 50,000 shares on October 1, 2010 and 75,000 shares on October 1, 2011.
(6)	Pursuant to Mr. Peterson’s agreement with the Company dated January 28, 2009, the unvested portion of this grant is scheduled to vest in equal installments on September 29, 2010, September 29, 2011 and September 29, 2012.
(7)	The unvested portion of this grant is scheduled to vest in installments of 16,666 shares on October 1, 2009 and 16,667 shares on October 1, 2010.
(8)	The unvested portions of these grants are scheduled to vest in equal installments on September 29, 2009, September 29, 2010 and September 29, 2011.
(9)	The unvested portion of this grant is scheduled to vest in installments of 25,000 shares on September 29, 2009 and 75,000 shares on September 29, 2010.
(10)	The unvested portion of this grant is scheduled to vest in installments of 7,778 shares on October 1, 2009 and 7,778 shares on October 1, 2010.
(11)	The unvested portion of this grant is scheduled to vest in installments of 11,111 shares on October 1, 2009 and 11,111 shares on October 1, 2010.

Option Exercises and Stock Vested—Fiscal 2009

The following table presents information regarding the exercise of stock options by the Named Executive Officers during fiscal 2009, and on the vesting during fiscal 2009 of other stock awards previously granted to the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
James J. Peterson	—	—	50,000	1,244,795
John W. Hohener	—	—	16,667	414,940
Ralph Brandi	—	—	100,000	1,217,400
John M. Holtrust	2,000	31,890	7,778	193,640
Steven G. Litchfield	—	—	11,112	276,643

(1)	The dollar amounts shown in this column for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share price obtained from the sale of our common stock acquired from the exercise and the per-share exercise price of the options.
(2)	The dollar amounts shown in this column for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

The following section describes the benefits that may become payable to the Named Executive Officers in connection with certain terminations of their employment pursuant to the terms of their respective retention agreements with the Company. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our 2008 Plan as noted under “Grants of Plan-Based Awards” above.

In the event that a Named Executive Officer’s employment is terminated by the Company without cause or by the executive for good reason at any time following a change of control, the executive would be entitled to severance benefits based on the “Severance Multiplier” provided in that executive’s agreement. (For these purposes, the terms “cause,” “good reason” and “change of control” are each defined in the applicable agreement.) For Messrs. Peterson, Hohener and Brandi, the Severance Multiplier is two, and for Messrs. Holtrust and Litchfield, the Severance Multiplier is one. In each case, the executive would be entitled to the following benefits: (1) a lump sum cash payment equal to the Severance Multiplier times the sum of (a) the executive’s base salary as of the date of termination, plus (b) the highest annual bonus the executive received in any of the three years preceding the year of termination; (2) continued payment by the Company for the number of years represented by the Severance Multiplier of the premiums for medical, dental and vision coverage for the executive and his eligible dependants, the premiums for the executive’s life insurance coverage, and the executive’s car allowance; (3) a cash payment equal to the value of the executive’s unvested benefits under the Company’s tax-qualified retirement plans; and (4) full acceleration of the executive’s then outstanding and unvested equity-based awards, with the executive’s options to remain exercisable for the number of years represented by the Severance Multiplier (subject to earlier termination on the option’s expiration date). The agreement with Mr. Peterson also provides if the benefits payable to the executive in connection with a change in control would be subject to the excise tax imposed under Sections 280G and 4999 of the U.S. Internal Revenue Code of 1986, the Company will make a gross-up payment to the executive so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due.

In addition, the agreement with Mr. Hohener provides that if his employment is terminated by the Company without cause or by Mr. Hohener for good reason at any time prior to a change in control of the Company, Mr. Hohener would be entitled to the severance benefits described above, except that the Severance Multiplier used to determine the benefits in each case would be one.

In each case, the executive’s right to receive severance benefits under his retention agreement is subject to his executing and delivering a release of claims in favor of the Company. In addition, each of the retention agreements provides that following a termination of employment under the circumstances described above, the executive will not solicit the Company’s employees or engage in a business that competes with the Company for the number of years following termination of employment represented by the applicable Severance Multiplier (or, in the case of Mr. Peterson, for a period of between 12 and 18 months following termination).

The Company amended and restated Mr. Peterson’s employment agreement on March 19, 2009 to eliminate his right to receive severance benefits if he terminates his employment without good reason or if he is terminated with cause after a change of control. All changes in the amended and restated agreement had the effect of either reducing or potentially reducing Mr. Peterson’s benefits under his original employment agreement, and the excise tax gross-up provision as contained in his original employment agreement was in no way modified or amended in the March 19, 2009 agreement.

Estimated Severance Benefits

As prescribed by disclosure rules of the Securities and Exchange Commission, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described above, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of the Company) occurred on September 27, 2009 and that the price per share of our common stock is equal to the closing price on that date.

Termination Without Cause or for Good Reason after Change of Control. The following chart presents our estimate of the amount of the benefits to which each of the Named Executive Officers would have been entitled had his employment terminated on September 27, 2009 pursuant to a termination by the Company without cause or by the executive for good reason following a change in control of the Company:

Name	Cash Severance ($)	Continuation of Benefits ($) (1)	Equity Acceleration ($) (2)	Excise Tax Gross-Up ($) (3)	Total ($)
James J. Peterson	3,200,000	96,530	4,977,430	4,615,813	12,889,773
John W. Hohener	1,200,000	86,604	1,284,162	—	2,570,766
Ralph Brandi	1,799,280	92,808	1,541,000	—	3,433,088
John M. Holtrust	459,500	51,527	702,018	—	1,213,045
Steven G. Litchfield	540,640	50,370	989,661	—	1,580,671

(1)	This column includes the Company’s cost to provide continued medical, dental, vision, disability and life insurance for the executive and the executive’s car allowance through the applicable severance period. As described above, the severance period is two years in the case of Messrs. Peterson, Hohener and Brandi and one year in the case of Messrs. Holtrust and Litchfield. (The account of each of our Named Executive Officers with severance benefits under our 401(k) plan was fully vested as of September 27, 2009.)
(2)	This column reports the intrinsic value of the unvested portions of each executive’s awards that would accelerate in these circumstances. For options, this value is calculated by multiplying the amount (if any) by which the closing price of our common stock on the last trading day of the fiscal year exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock awards, this value is calculated by multiplying the closing price of our common stock on the last trading day of the fiscal year by the number of shares subject to the accelerated portion of the award.
(3)	As described above, if the benefits payable to Mr. Peterson in connection with a change in control would be subject to the excise tax imposed under Sections 280G and 4999 of the U.S. Internal Revenue Code of 1986, we will make an additional payment to the executive so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due. For purposes of calculating the amount of this payment, we have assumed that the executive’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction.

Termination Without Cause or for Good Reason prior to Change of Control. The following chart presents our estimate of the amount of the benefits to which each of the Named Executive Officers would have been entitled had his employment terminated on September 27, 2009 pursuant to a termination by the Company without cause or by the executive for good reason following a change in control of the Company:

Name	Cash Severance	Continuation of Benefits (1)	Equity Acceleration (2)	Total
James J. Peterson	—	—	—	—
John W. Hohener	600,000	43,302	1,284,162	1,927,464
Ralph Brandi	—	—	—	—
John M. Holtrust	—	—	—	—
Steven G. Litchfield	—	—	—	—

(1)	See footnote (1) to the table above.
(2)	See footnote (2) to the table above.

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

Dated: July 30, 2010

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

Form of Non-Competition Agreement

Form of Lock-up Agreement

Form of Option Assumption Agreement

Exhibits omitted but to be made available to the SEC at the SEC’s request:

Form of Employment Agreement

Form of Certificate of Merger

List of Parties to Ancillary Agreements(13)

2.1.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006(18)

2.2	Agreement and Plan of Merger dated October 24, 2006 by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd.(20)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(5)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(14)

3.3	Amended and Restated Bylaws of Microsemi Corporation(27)*

4.1	Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, as Rights Agent, and the exhibits thereto(3)

4.1.1	Amendment No. 1 dated December 16, 2005 to Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(14)

4.2	Specimen certificate for the shares of common stock of Microsemi Corporation(14)

10.1	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2(2)*

10.1.1	Amendments Nos. 3, 4 and 5 to Advanced Power Technology Stock Option Plan dated December 31, 1995, as amended(9)*

10.1.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.1.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.1.4	Form of Non-Qualified Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(19)*

10.2	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(10)*

10.2.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(19)*

10.2.2	Form of Non-Qualified Stock Option Letter Agreement for Members of the Board of Directors under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(19)*

10.3	Form of Option Assumption Agreement, entered into between Microsemi Corporation and each of the holders of Advanced Power Technology, Inc. options assumed by Microsemi Corporation(19)*

Exhibit Number	Description

10.4	Microsemi Corporation 1987 Stock Plan, and amendments thereto(11)*

10.4.1	Form of Employee Stock Option Agreement prior to August 17, 2004(8)*

10.4.2	Form of Employee Stock Option Agreement from and after August 17, 2004(8)*

10.4.3	Form of Employee Stock Option Agreement from and after September 26, 2005(12)*

10.4.4	Form of Employee Stock Option Agreement from and after February 22, 2006(15)*

10.4.5	Form of Employee Stock Option Agreement from and after March 28, 2006(17)*

10.4.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(8)*

10.4.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(15)*

10.4.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(6)*

10.4.9	Form of Amendment of Eligible Unvested Options(11)*

10.4.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(22)*

10.4.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(24)*

10.4.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(24)*

10.4.13	Summary of Automatic Annual Additions under 1987 Stock Plan(22)*

10.5	Microsemi Corporation 2008 Performance Incentive Plan(26)*

10.5.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan*

10.5.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan†*

10.6	Microsemi Corporation Cash Bonus Plan*

10.7	Microsemi Corporation 2007 Executive Cash Bonus Plan(22)*

10.8	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation*

10.9	Agreement dated January 12, 2001 between David R. Sonksen and Microsemi Corporation(4)*

10.10	Separation Agreement dated November 14, 2007 between David R. Sonksen and Microsemi Corporation(25)

10.11	Executive Retention Agreement dated November 10, 2008 between John W. Hohener and Microsemi Corporation (28)*

10.12	Form of Executive Retention Agreement*

10.13	Supplemental Executive Retirement Plan(1)*

10.14	Supplemental Medical Plan(8)*

10.15	Summary of Compensation Arrangements for Named Executive Officers*

10.16	Directors’ Compensation Policy(24)*

10.17	Board Member Retirement Process(7)*

10.18	Form of Officers and Directors Indemnification Agreement(27)*

10.19	Motorola-Microsemi PowerMite® Technology Agreement(14)

10.20	Revolving Credit Agreement dated as of December 29, 2006 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(21)

Exhibit Number	Description

10.20.1	First Amendment to Revolving Credit Agreement dated July 25, 2007 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent(23)

10.20.2	Second Amendment to Revolving Credit Agreement dated September 25, 2008 among Microsemi Corporation, certain subsidiaries of Microsemi Corporation named therein, the Lenders from time to time party thereto and Comerica Bank, as Administrative Agent

10.21	Form of Voting Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(14)

10.22	Form of Lock-up Agreement entered into between the Registrant and each of Patrick P.H. Sireta, Russell Crecraft, Dah Weh Tsang, Greg Haugen and Thomas Loder(14)

10.23	Form of Non-Competition Agreement entered into between the Registrant and Patrick P.H. Sireta(14)

10.24	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(16)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008

31.3	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

31.4	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2008

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No. 333-38418) and incorporated herein by reference.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 13, 2001.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(6)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(9)	Previously filed by Advanced Power Technology, Inc. on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K (File No. 1-16047) and incorporated herein by reference.

(10)	Previously filed by Advanced Power Technology, Inc. on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K (File No. 1-16047) and incorporated herein by reference.
(11)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 7, 2005.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on April 27, 2006.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 2 to Form S-4 on
Form S-8 (Reg. No. 333-135678) as filed with the Commission on July 10, 2006.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 30, 2006.
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 4, 2007.
(22)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on August 10, 2007.
(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 16, 2007.
(26)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008.
(27)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(28)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.