Form 10-Q
period 2010-06-27
MICROSEMI CORP
filed 2010-08-05
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2010

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 21, 2010 was 83,076,252.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•

expectations that we will successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•	demand, growth and sales expectations for our products;

•	expectations regarding our performance and competitive position in future periods;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	expectations that we will be able to successfully integrate acquired companies and personnel with existing operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectations that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	expectations regarding the value and future liquidity of the auction rate securities held by us;

•	critical accounting estimates;

•	expectations regarding tax exposures and future tax rates and our ability to realize deferred tax assets;

•	expectations regarding financial and operating results; and

•	expectations regarding our outlook for our business.

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

The unaudited consolidated income statements for the quarter and nine months ended June 27, 2010 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the nine months ended June 27, 2010, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of June 27, 2010 and September 27, 2009, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 27, 2010	September 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$188,199	$216,742
Investment in available for sale auction rate securities	—	46,550
Accounts receivable, net of allowance for doubtful accounts of $2,589 and $2,302 at June 27, 2010 and September 27, 2009, respectively	75,181	62,543
Inventories	118,293	95,372
Deferred income taxes	13,181	10,697
Other current assets	11,481	22,818

Total current assets	406,335	454,722

Property and equipment, net	73,988	68,698
Goodwill	270,815	222,731
Other intangible assets, net	93,201	55,283
Other assets	10,933	9,696

TOTAL ASSETS	$855,272	$811,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,481	$15,211
Accrued liabilities	37,656	38,577
Auction rate securities credit facility	—	46,550
Current maturity of long-term liabilities	444	431

Total current liabilities	67,581	100,769

Other long term liabilities	37,435	34,010

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000; none issued	—	—
Common stock, $0.20 par value; authorized 250,000, issued and outstanding 83,069 and 81,413 at June 27, 2010 and September 27, 2009, respectively	16,614	16,282
Capital in excess of par value of common stock	534,770	512,862
Retained earnings	199,153	146,675
Accumulated other comprehensive income (loss)	(281)	532

Total stockholders’ equity	750,256	676,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,272	$811,130

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$136,017	$107,007	$367,067	$343,294
Cost of sales	70,245	61,838	193,026	204,980

Gross profit	65,772	45,169	174,041	138,314

Operating expenses:
Selling, general and administrative	30,028	25,748	80,982	87,571
Research and development	14,842	10,032	38,701	31,008
Amortization of intangible assets	5,917	4,154	13,684	10,960
Restructuring and severance charges	1,125	151	1,670	6,584
In process research and development	—	1,310	—	1,310

Total operating expenses	51,912	41,395	135,037	137,433

Operating income	13,860	3,774	39,004	881

Other income (expense):
Interest income (expense)	(34)	91	(109)	854
Other, net	(124)	878	(371)	1,058

Total other income (expense)	(158)	969	(480)	1,912

Income before income taxes	13,702	4,743	38,524	2,793
Benefit for income taxes	(19,330)	(3,099)	(13,954)	(1,646)

NET INCOME	$33,032	$7,842	$52,478	$4,439

Earnings per share:
Basic	$0.40	$0.10	$0.65	$0.05

Diluted	$0.40	$0.10	$0.64	$0.05

Common and common equivalent shares outstanding:
Basic	81,717	81,276	81,166	80,961

Diluted	82,569	81,676	81,911	81,490

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$52,478	$4,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,494	24,796
Provision for doubtful accounts	287	399
Stock-based compensation	18,936	20,614
In process research and development	—	1,310
Impairment of long lived assets	—	687
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(5,325)	35,166
Inventories, net	(13,172)	15,179
Other current assets	16,199	(5,338)
Other assets	(717)	115
Deferred income taxes	(17,278)	(2,320)
Accounts payable and accrued liabilities	3,973	(19,844)
Income taxes payable	—	(909)
Other long term liabilities	(391)	592

Net cash provided by operating activities	82,484	74,886

Cash flows from investing activities:
Proceeds from sale of available for sale auction rate securities	46,550	15,450
Purchases of property and equipment	(9,347)	(10,120)
Changes in other assets	(310)	(441)
Payments for acquisitions, net of cash acquired	(103,707)	(55,280)

Net cash used in investing activities	(66,814)	(50,391)

Cash flows from financing activities:
Proceeds from auction rate securities credit facility	—	46,550
Repayments of auction rate securities credit facility	(46,550)	—
Repayment of note payable	(981)	—
Excess tax benefit—stock awards	205	65
Exercise of stock options	3,113	2,236

Net cash (used in) provided by financing activities	(44,213)	48,851

Net increase (decrease) in cash and cash equivalents	(28,543)	73,346
Cash and cash equivalents at beginning of period	216,742	107,197

Cash and cash equivalents at end of period	$188,199	$180,543

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2010

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

The consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

2. INVENTORIES

Inventories were as follows (amounts in thousands):

	June 27, 2010	September 27, 2009
Raw materials	$34,547	$24,148
Work in progress	53,884	43,209
Finished goods	29,862	28,015

	$118,293	$95,372

3. INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

As of June 27, 2010, all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities. We held no auction rate securities at June 27, 2010. The proceeds from the redemption of the auction rate securities were used to repay amounts outstanding on the auction rate securities credit facility. The auction rate securities held on September 27, 2009 were subject to a settlement agreement and, per the terms of the settlement agreement: a) we held rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 and b) we were permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. We concluded that any other-than-temporary impairment in the fair value of our auction rate securities held on September 27, 2009 would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement at September 27, 2009 were recorded at the par value of the auction rate securities.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	June 27, 2010	September 27, 2009
Goodwill	$270,815	$222,731

Other intangible assets, net
Completed technology	$79,480	$38,409
Customer relationships	11,837	14,441
Backlog	1,220	1,428
Trade names	664	1,005

	$93,201	$55,283

Estimated amortization expense in the five succeeding years is as follows (amounts in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$21,569	$16,026	$14,865	$13,100	$8,146

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	June 27, 2010	September 27, 2009
Payroll, bonus, vacation, sick and other employee benefits	$15,241	$14,275
Restructuring	6,120	8,256
Other	16,295	16,046

	$37,656	$38,577

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

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance. Accrued workers’ compensation liability was $1,184,000 and $781,000 at June 27, 2010 and September 27, 2009, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

We assumed legal exposures in connection with our acquisition of PowerDsine, Ltd. (“PDL”), including exposures related to a complaint filed against PDL and its subsidiary, PowerDsine, Inc. (together with PDL, the “PD Companies”), by ChriMar Systems, Inc. (“ChriMar”) in October 2001 (the “Complaint”). The Complaint, which was filed by ChriMar in the United States District Court for the Eastern District of Michigan, Southern Division (the “Court”), alleges that products manufactured and sold by the PD Companies infringe United States Patent Number 5,406,260 assigned to ChriMar and requests, among other things, damages and injunctive relief. We had previously concluded that a loss in this matter was both probable and reasonably estimable and recorded a loss accrual. The loss accrual was based on our best estimate of the probable loss developed with the assistance of our legal advisors and taking into consideration a number of factors, including the specific facts and circumstances related to the use of the patents covered by the complaint, the application of industry statistics in patent litigation matters and judgment in evaluating patent settlement outcomes. During the quarter ended March

28, 2010, we favorably settled the complaint with ChriMar for an amount less than the loss accrual and the financial impact of the difference did not have a material effect on the Company’s financial position or results of operations.

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether Microsemi infringes a patent owned by O2Micro International Limited. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and issued an initial determination in favor of Microsemi. During the quarter ended June 27, 2010, the International Trade Commission issued its Final Determination that Microsemi’s products involved do not infringe the asserted patent. The Commission has, therefore, terminated the investigation.

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact on us from these litigation matters could differ materially from those projected.

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

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income	$33,032	$7,842	$52,478	$4,439
Translation adjustment	(372)	288	(813)	(151)

Comprehensive income	$32,660	$8,130	$51,665	$4,288

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

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
BASIC
Net income	$33,032	$7,842	$52,478	$4,439

Weighted-average common shares outstanding for basic	81,717	81,276	81,166	80,961

Basic earnings per share	$0.40	$0.10	$0.65	$0.05

DILUTED
Net income	$33,032	$7,842	$52,478	$4,439

Weighted-average common shares outstanding for basic	81,717	81,276	81,166	80,961
Dilutive effect of stock awards	852	400	745	529

Weighted-average common shares outstanding on a diluted basis	82,569	81,676	81,911	81,490

Diluted earnings per share	$0.40	$0.10	$0.64	$0.05

For the quarter and nine months ended June 27, 2010, approximately 7,251,000 and 7,492,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and nine months ended June 28, 2009, approximately 9,542,000 and 8,650,529 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. Additional authoritative guidance issued in February 2008 deferred the effective date of this authoritative guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years (our fiscal year 2010). The FASB issued in October 2008 and April 2009 additional authoritative guidance on determining fair value in an inactive market and when volume and level of activity have significantly decreased. The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance that requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition and that acquisition related costs be recognized separately from the acquisition and expensed as incurred. In December 2007, the FASB also issued authoritative guidance related to non-controlling interests in consolidated financial statements. In the event an entity holds less than a full ownership interest, this guidance provides for the recognition, measurement and subsequent accounting for the non-controlling interest included in the entity’s consolidated financial statements. This authoritative guidance is effective at the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective for our quarter ended December 27, 2009 and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively. The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 was effective for us beginning after September 27, 2009. The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of the effective portions of this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows. We do not anticipate that the adoption of the remaining portions of this ASU will result in a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact on our consolidated financial position, results or operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, which provides guidance on defining a milestone under FASB Codification Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this ASU will be effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 (the fourth quarter of our fiscal year 2010). We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operations.

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

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Nine Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
June 27, 2010
Restricted stock awards	1,363,750		$14.99
Restricted stock units	2,039		$16.95
Stock options	27,601	$13.87	$5.25	0.2%	0.0%	0.5	34.3%
June 28, 2009
Restricted stock awards	1,341,067		$20.84
Stock options	1,600	$19.92	$6.07	1.9%	0.0%	3.0	42.5%

The 2,039 restricted stock units and 27,601 stock options issued during the nine months ended June 27, 2010 were assumed grants related to the acquisition of White Electronic Designs Corporation. In the quarters ended June 27, 2010 and June 28, 2009, stock-based compensation expense of stock awards decreased operating income by $5,969,000 and $5,723,000, respectively. In the nine months ended June 27, 2010 and June 28, 2009, stock-based compensation expense of stock awards decreased operating income by $18,936,000 and $20,614,000, respectively. Compensation expense for stock options was calculated based on the grant or assumption date using the Black-Scholes option pricing model. Options are granted at exercise prices equal to the closing price of our common stock on the date of grant. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia.

We derive revenue from sales of our high-performance analog and mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include commercial air / satellite, defense and homeland security, industrial / semicap, medical, mobile / connectivity and notebook / LCD TV / displays. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net Sales:
United States	$66,747	$54,453	$167,603	$158,171
Europe	28,834	31,910	91,490	103,412
Asia	40,436	20,644	107,974	81,711

Total	$136,017	$107,007	$367,067	$343,294

Commercial Air / Satellite	$27,028	$26,254	$77,962	$86,256
Defense and Homeland Security	54,634	42,585	142,772	126,966
Industrial / Semicap	14,380	6,518	32,270	25,355
Medical	8,700	16,501	29,018	54,362
Mobile / Connectivity	21,395	10,183	57,653	32,350
Notebook / LCD TV / Display	9,880	4,966	27,392	18,005

Total	$136,017	$107,007	$367,067	$343,294

Long lived assets by geographic area are as follows (amounts in thousands):

	June 27, 2010	September 27, 2009
Tangible long lived assets:
United States	$56,123	$51,874
Europe	14,591	13,619
Asia	3,274	3,205

Total	$73,988	$68,698

12. INCOME TAXES

For the quarter and nine months ended June 27, 2010, we recorded an income tax benefit of $19,330,000 and $13,954,000, respectively. For the quarter and nine months ended June 28, 2009, we recorded an income tax benefit of $3,099,000 and $1,646,000, respectively. We evaluated our deferred tax assets and liabilities subsequent to the acquisition of White Electronic Designs Corporation and reversed non-cash valuation allowances of approximately $22,800,000. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax benefits for the quarter and nine months ended June 27, 2010 were the combined calculated tax expenses and benefits for various jurisdictions.

We had gross unrecognized tax benefits including interest and penalties of approximately $20,362,000 and $19,711,000 related to various U.S. and foreign jurisdictions at June 27, 2010 and September 27, 2009, respectively. These amounts include approximately $3,001,000 and $3,280,000 of interest and penalties at June 27, 2010 and September 27, 2009, respectively. Unrecognized tax benefits of approximately $12,745,000 and $12,194,000 at June 27, 2010 and September 27, 2009, respectively, would impact the effective tax rate if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal tax authorities. The 2006 through 2009 tax years generally remain subject to examination by most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations.

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not expect the results of any tax audits would have a material impact on our financial position, results of operations or cash flows.

13. RESTRUCTURING AND SEVERANCE CHARGES

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of fiscal year 2009. Substantially all accrued severance amounts related to Broomfield have been paid.

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which we expect to occur around February 2011. Scottsdale currently has approximately 250 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 7% of net sales for the nine months ended June 27, 2010. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012.

The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,260)	(20)

Balance at June 27, 2010	$4,231	$—

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $1,650,000 during the nine months ended June 27, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	1,650
Cash expenditures	(1,686)
Other non-cash settlement	(326)

Balance at June 27, 2010	$1,824

14. REVOLVING CREDIT FACILITY

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has, and had as of June 27, 2010, no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. The Company is, and as of June 27, 2010 was, in compliance with all covenants in the Revolving Credit Facility.

15. ACQUISITION

Microsemi acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets, in a cash transaction announced on March 30, 2010 and fully consummated on April 30, 2010. The transaction was structured as a cash tender offer at $7.00 per share that expired on April 27, 2010, by Rabbit Acquisition Corp. (“Rabbit”), a direct wholly-owned subsidiary of Microsemi, for all outstanding shares of White Electronic’s common stock, followed by a merger of Rabbit into White Electronic whereby White Electronic became a direct wholly-owned subsidiary of Microsemi. This transaction will further Microsemi’s integrated solution offerings primarily in the defense and homeland security end market. We financed this transaction with our cash and cash equivalents.

The total estimated consideration as shown in the table below is allocated to White Electronic’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the acquisition. The preliminary estimated consideration is allocated as follows (in thousands):

Preliminary calculation of consideration:
Cash consideration to White Electronic stockholders	$165,648
Cash consideration paid on vested and non-assumed equity awards	1,657
Fair value of vested equity awards assumed by Microsemi	162

Total preliminary calculation of consideration	$167,467

Preliminary allocation of consideration:
Book value of White Electronic’s net assets	$88,221
Adjustments to historical net book value:
Inventories	262
Intangible assets	51,500
Adjustment to goodwill	48,084
Deferred tax liability	(20,600)

Total preliminary calculation of consideration	$167,467

A final determination of fair values relating to the transaction may differ materially from preliminary estimates and will include management’s final purchase price allocation of the fair value of assets acquired and liabilities assumed. This final purchase price allocation will be based on the actual net tangible and intangible assets of White Electronic that existed as of the date of the completion of the acquisition. The final purchase price allocation may materially change the allocation of the purchase price, which could materially affect the fair values assigned to the assets and liabilities.

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$22,900	7
Backlog	5,100	3
Customer relationships	22,600	8
Trade name	900	5

	$51,500

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to intangible assets may differ materially from this preliminary allocation. A $1,000,000 increase or decrease in value allocated to completed technology, backlog, customer relationships and trade name would increase or decrease annual amortization expense by approximately $143,000, $333,000, $125,000 and $200,000, respectively.

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

The useful lives of completed technologies rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of trade name is estimated based on the period in which a benefit could be ascribed to the White Electronic trade name.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Development of new technologies.

•	Acquisition of new customers.

•	Attrition of existing customers.

•	Obsolescence of technology over time.

The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over the pre-merger announcement market capitalization of White Electronic.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•

Our belief that we are each committed to improving cost structures and that our combined efforts after the merger should result in a realization of cost savings and an improvement of overall efficiencies.

The following pro forma data summarizes the results of operations for the nine months ended June 27, 2010 and June 28, 2009, as if the transaction had occurred on September 28, 2009 and September 29, 2008. The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the dates indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Microsemi believes are reasonable under the circumstances.

The unaudited pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, amortization expense of identified intangible assets, changes in stock compensation expense, foregone interest income and the related tax effect of these items (amounts in thousands, except per share data):

	Nine Months Ended
	June 27, 2010	June 28, 2009
Net sales	$396,417	$390,329
Net income	$32,653	$2,223
Net income per share
Basic	$0.40	$0.03
Diluted	$0.40	$0.03

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

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

Our component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes, pin diodes and radio frequency (“RF”) gradient amplifiers used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes, low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade, temperature compensated zener or rectifier diodes used in missile systems and power transistors.

Microsemi has implemented a growth strategy through the continuing contribution of our core end markets and share gains as we enter new and adjacent markets via organic product development and introductions into all of our end markets. We have organically developed and introduced numerous new or upgraded products, including:

•	higher powered and more energy efficient power-over-ethernet (“PoE”) systems;

•	wireless LAN (WLAN) power amplifiers solutions for smartphone applications;

•	high powered silicon carbide (SiC) RF transistors for radar applications

•	high voltage and energy efficient backlight inverters and cold cathode fluorescent lamp (“CCFL”) controllers for High Voltage LCD Integrated Power Supply (HV-LIPS) TV designs;

•	hermetically sealed high voltage single phase bridge rectifier modules used for AC to DC conversion; and

•	ultra thin bypass diodes and power modules for solar power applications.

In addition, we selectively consider acquisitions as a secondary growth opportunity to expand our product offerings, which have included:

•	higher power DC to DC conversion devices;

•

solutions for theater-wide video and voice communications, advanced radar systems, remote sensing and broadband transmission systems; radar fencing, stand-off threat detection systems and advanced personnel screening portals;

•	power supplies, power conditioning units, relays, remote power controllers, contactors, timers and sensors for military, satellite, aerospace and commercial applications; and

•	multi-chip-on-board solutions and anti-tamper technologies.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

June 27, 2010	March 28, 2010	December 27, 2009	September 27, 2009	June 28, 2009
$136,017	$118,218	$112,832	$109,678	$107,007

Between the quarters ended June 27, 2010 (“Q3 2010”) and June 28, 2009 (“Q3 2009”), we achieved a $29.0 million or 27.1% increase in net sales. After a decline in net sales during the second quarter of fiscal year 2009, we have recorded sequential increases in net sales such that net sales in Q3 2010 exceeded the net sales in the second quarter of fiscal year 2009.

Comparing Q3 2010 to Q3 2009, the defense and homeland security, mobile / connectivity, industrial / semicap and notebook / LCD TV / displays end markets increased $12.0 million, $11.2 million, $7.9 million and $4.9 million, respectively. These end markets have experienced sequential gains in nets sales since Q3 2009 and we expect that net sales in the upcoming quarter will increase. We forecast higher defense electronics spending, a rebound in demand for industrial and semiconductor capital equipment, strong enterprise and consumer demand for our mobile / connectivity products and market share increases at Tier 1 suppliers and Tier 2 original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for products in our notebook / LCD TV / displays end market. In addition, the acquisition of White Electronic Designs Corporation was a significant contribution to net sales growth in the defense and homeland security end market. Accordingly, we expect that net sales in these end markets will grow next quarter.

Comparing Q3 2010 to Q3 2009, the commercial air / satellite end market increased $0.7 million. Compared to the prior year, net sales for aerospace applications, in both new aircraft and the refurbishment market, have been negatively impacted by global economic conditions that have slowed the growth in this end market; however, we expect that this end market has shown relative stability in recent quarters, and we have noted aircraft manufacturers reporting increasing orders for their products. Accordingly, we expect that net sales in this end market will grow next quarter.

Net sales in the medical end market decreased $7.8 million in Q3 2010 compared to Q3 2009. Prior year net sales benefited from our support of a product launch schedule of a principal implantable device customer. This end market was also impacted by the economic climate in the prior year, as capital purchases of MRI equipment have declined; however, in recent quarters our sales into MRI equipment has increased. Order patterns in this end market have been irregular and we expect that this net sales in this end market will decline in the next quarter.

On July 22, 2010, we announced that we expect that our consolidated net sales for the fourth quarter of fiscal year 2010 will increase between 7 to 9 percent, sequentially.

Recent negative worldwide economic conditions and market instability have made it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends. If signs of improvement in the global economy do not progress as expected and the global economic conditions slowdown continues or worsens, our forecasts of product demand trends could prove to be incorrect and could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Operating income for the quarter and nine months ended June 27, 2010 was $13.9 million and $39.0 million, respectively, and represented increases of $10.1 million and $38.1 million, respectively, over the prior year periods. The increases in operating income and margin were the result of significant restructuring and cost reduction programs implemented over the course of the prior year. In addition, during the nine months ended June 28, 2009, we recorded $10.8 million in reserves related to excess and obsolete inventory and retirement of manufacturing fixed assets.

We expect that future improvements in operating income will occur upon the successful consolidation of our Scottsdale facility and continued focus on costs controls. The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual cost savings of between $20 million to $25 million from the elimination of redundant resources and related expenses and employee reductions. However, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we plan generally to retain all of the revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

MARKETING

The principal end markets that we serve include:

•

Defense and Homeland Security – We offer a broad selection of products including mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”) and RF transceivers and subsystems. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

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

ACQUISITION

Microsemi acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets, in a cash transaction announced on March 30, 2010 and fully consummated on April 30, 2010. The transaction was structured as a cash tender offer at $7.00 per share that expired on April 27, 2010, by Rabbit Acquisition Corp. (“Rabbit”), a direct wholly-owned subsidiary of Microsemi, for all outstanding shares of White Electronic’s common stock, followed by a merger of Rabbit into White Electronic whereby White Electronic became a direct wholly-owned subsidiary of Microsemi. This transaction will further Microsemi’s integrated solution offerings primarily in the defense and homeland security end market. We financed this transaction with our cash and cash equivalents. The preliminary calculation of consideration was $167.5 million.

RESTRUCTURING

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of fiscal year 2009. Substantially all accrued severance amounts related to Broomfield have been paid.

In fiscal year 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which we expect to occur around February 2011. Scottsdale currently has approximately 250 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 7% of net sales for the nine months ended June 27, 2010. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,260)	(20)

Balance at June 27, 2010	$4,231	$—

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $1,650,000 during the nine months ended June 27, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	1,650
Cash expenditures	(1,686)
Other non-cash settlement	(326)

Balance at June 27, 2010	$1,824

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 27, 2010 COMPARED TO THE QUARTER AND NINE MONTHS ENDED JUNE 28, 2009

Net sales increased $29.0 million or 27.1% to $136.0 million in Q3 2010 from $107.0 million in Q3 2009. Net sales increased $23.8 million or 6.9% to $367.1 million for the first nine months of fiscal year 2010 (“2010 YTD”) from $343.3 million for the first nine months of fiscal year 2009 (“2009 YTD”). Net sales by end market is based on our understanding of end market uses of our products.

An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Commercial Air / Satellite	$27,028	$26,254	$77,962	$86,256
Defense and Homeland Security	54,634	42,585	142,772	126,966
Industrial / Semicap	14,380	6,518	32,270	25,355
Medical	8,700	16,501	29,018	54,362
Mobile / Connectivity	21,395	10,183	57,653	32,350
Notebook / LCD TV / Display	9,880	4,966	27,392	18,005

Total	$136,017	$107,007	$367,067	$343,294

Net sales in the commercial air / satellite end market increased $0.7 million to $27.0 million in Q3 2010 from $26.3 million in Q3 2009 and decreased $8.3 million to $78.0 million in 2010 YTD from $86.3 million in 2009 YTD. Compared to the prior year, net sales for aerospace applications, in both new aircraft and the refurbishment market, have been negatively impacted by global economic conditions that have slowed the growth in this end market; however, we believe that this end market has shown relative stability in recent quarters, and we have noted aircraft manufacturers reporting increasing orders for their products. Financing conditions appear to have improved, and our sales into the refurbishment market have increased. Sales into satellite applications remain stable as generally these applications are in a less economically sensitive market. Additionally, we expect that radar and avionics opportunities related to infrastructure improvements will contribute to growth in this end market. Accordingly, we expect that net sales in this end market will increase next quarter.

Net sales in the defense and security end market increased $12.0 million to $54.6 million in Q3 2010 from $42.6 million in Q3 2009 and increased $15.8 million to $142.8 million in 2010 YTD from $127.0 million in 2009 YTD. The increases were due primarily to the contributions from our acquisition of White Electronic. In addition, prior year net sales were impacted by our decision to reduce distributor sales of parts where we are the sole-source supplier and begin to supply our end customers directly. We expect that appropriations in the United States and allied nations for defense electronics will increase, especially in security-related products. Accordingly, we expect that net sales in this end market will increase next quarter.

Net sales in the industrial / semicap market increased $7.9 million to $14.4 million in Q3 2010 from $6.5 million in Q3 2009 and increased $6.9 million to $32.3 million in 2010 YTD from $25.4 million in 2009 YTD. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures, which negatively impacted sales towards the latter half of fiscal year 2009. This end market appears to have recovered as capital spending has increased and we have experienced sequential increases in net sales over the past several quarters. We expect that sales of our products in both conventional and alternative energy systems will increase. Accordingly, we expect that net sales in this end market will increase next quarter.

Net sales in the medical end market decreased $7.8 million to $8.7 million in Q3 2010 from $16.5 million in Q3 2009 and decreased $25.4 million to $29.0 million in 2010 YTD from $54.4 million in 2009 YTD. Prior year net sales benefited from our support of a product launch schedule of a principal implantable device customer. This end market was also impacted by the economic climate in the prior year, as capital purchases of MRI equipment have declined; however, in recent quarters our sales into MRI equipment has increased. Order patterns in this end market have been irregular and we expect that this end market will decline in the next quarter.

Net sales in the mobile / connectivity end market increased $11.2 million to $21.4 million in Q3 2010 from $10.2 million in Q3 2009 and increased $25.3 million to $57.7 million in 2010 YTD from $32.4 million in 2009 YTD. Prior year net sales were negatively impacted as enterprise demand waned in a challenging economic environment, resulting in sequential net sales declines in the first two quarters of fiscal year 2009. As economic conditions have improved, net sales increased sequentially in recent quarters, driven by PoE and wireless LAN products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We expect that net sales in this end market will increase next quarter.

Net sales in the notebook / LCD TV / display end market increased $4.9 million to $9.9 million in Q3 2010 from $5.0 million in Q3 2009. Prior year net sales were negatively impacted by the effects of the economic slowdown, with the main decreases occurring in parts for automotive navigation systems and notebook storage products. In recent quarters, net sales in this end market have improved as we have gained market share at Tier 1 suppliers and Tier 2 OEMs and ODMs. Our sales of CCFL backlight solutions increased, we experienced some normalization in the automotive display market and we had growing shipments of our LED backlight solutions. Overall, we expect sales in this end market will increase next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net Sales:
United States	$66,747	$54,453	$167,603	$158,171
Europe	28,834	31,910	91,490	103,412
Asia	40,436	20,644	107,974	81,711

Total	$136,017	$107,007	$367,067	$343,294

Gross profit increased $20.6 million to $65.8 million (48.4% of net sales) for Q3 2010 from $45.2 million (42.2% of net sales) for Q3 2009 and increased $35.7 million to $174.0 million (47.4% of net sales) for 2010 YTD from $138.3 million (40.3% of net sales) for 2009 YTD. Current year gross profit was favorably impacted by cost optimization programs, which included the closure of our facility in Colorado, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. Gross profit in 2009 YTD was negatively impacted by $10.2 million in inventory write-downs and a $0.6 million impairment of manufacturing assets related to the restructuring. The inventory write-down component related to product lines that we exited as they do not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined.

Selling, general and administrative expense was $30.0 million for Q3 2010 compared to $25.7 million for Q3 2009 and $81.0 million in 2010 YTD compared to $87.6 million in 2009 YTD. In Q3 2010 and 2010 YTD, we recorded acquisition-related costs of $2.0 million and $2.4 million, respectively, which increased selling, general and administrative expense. Restructuring and cost control measures reduced expenses in fiscal year 2010 and increases in Q3 2010 were due primarily to the impact of the acquisition of White Electronic Design Corporation.

Research and development expense was $14.8 million for Q3 2010 compared to $10.0 million in Q3 2009 and $38.7 million in 2010 YTD compared to $31.0 million in 2009 YTD. The increases were due to purchases of materials, masks and other supplies related to new product development for both high reliability and analog mixed signal products.

Amortization of intangible assets was $5.9 million for Q3 2010 compared to $4.2 million in Q3 2009 and $13.7 million in 2010 YTD compared to $11.0 million in 2009 YTD. The increases were due primarily to amortization of intangible assets recorded from the acquisition of White Electronic Designs Corporation.

Restructuring charges were $1.1 million in Q3 2010 compared to $0.2 million in Q3 2009 and $1.7 million in 2010 YTD compared to $6.6 million in 2009 YTD. The differences primarily reflect the timing of announcement or approval of restructuring actions and the resulting requirement to accrue for restructuring charges.

Interest income (expense), net was $(0.1) million in 2010 YTD and $0.9 million in 2009 YTD. Currently, cash balances in excess of projected liquidity requirements are invested in money market funds which have yielded substantially lower amounts compared to the interest income we received from investment in auction rate securities during 2009 YTD.

For Q3 2010 and 2010 YTD, we recorded an income tax benefit of $19.3 million and $14.0 million, respectively. For Q3 2009 and 2009 YTD, we recorded an income tax benefit of $3.1 million and $1.6 million, respectively. We evaluated our deferred tax assets and liabilities subsequent to the acquisition of White Electronic Designs Corporation and reversed non-cash valuation allowances of approximately $22.8 million. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax benefits for the quarter and nine months ended June 27, 2010 were the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $188.2 million and $216.7 million in cash and cash equivalents at June 27, 2010 and September 27, 2009, respectively. In Q3 2010 and 2010 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities increased $7.6 million to $82.5 million for 2010 YTD from $74.9 million at 2009 YTD. The increase was due mainly to higher net income offset by changes in deferred income taxes and working capital accounts. In 2010 YTD, we also paid $2.8 million in acquisition-related costs.

A summary of net cash provided by operating activities for 2010 YTD and 2009 YTD are as follows (amounts in thousands):

	2010 YTD	2009 YTD
Net income	$52,478	$4,439
Depreciation and amortization	27,494	24,796
Deferred income taxes	(17,278)	(2,320)
Stock-based compensation	18,936	20,614
In process research and development	—	1,310
Impairment of long-lived assets	—	687
Net change in working capital accounts	1,962	24,653
Net change in other assets and long term liabilities	(1,108)	707

Net cash provided by operating activities	$82,484	$74,886

Accounts receivable increased $12.7 million to $75.2 million at June 27, 2010 from $62.5 million at September 27, 2009. The increase in accounts receivable was primarily due to accounts receivable balances related to the acquisition of White Electronic Designs Corporation. In addition, higher sales in the third quarter of 2010 compared to the fourth quarter of fiscal year 2009 contributed to a higher receivables balance.

Inventories increased $22.9 million to $118.3 million at June 27, 2010 from $95.4 million at September 27, 2009. A majority of the increase was due to inventory balances related to the acquisition of White Electronics Design Corporation. The remaining increase was due to additional build in anticipation of the Scottsdale facility closure and increased inventory to support continued business growth.

Other current assets decreased $11.3 million to $11.5 million at June 27, 2010 from $22.8 million at September 27, 2009. The decrease was primarily due to the receipt of income tax refunds.

Current liabilities decreased $33.2 million to $67.6 million at June 27, 2010 from $100.8 million at September 27, 2009. The decrease was due to a reduction of $46.6 million in our auction rate securities credit facility following issuer redemptions of auction rate bonds we held offset by higher accounts payable due primarily to increased inventory purchases.

As of June 27, 2010, all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities. We held no auction rate securities at June 27, 2010. The proceeds from the redemption of the auction rate securities were used to repay amounts outstanding on the auction rate securities credit facility.

Net cash used in investing activities was $66.8 million for 2010 YTD and $50.4 million for 2009 YTD, respectively. Net cash used in investing activities in 2010 YTD primarily consisted of $103.7 million in net payments for the acquisition of White Electronic Designs Corporation and $9.3 million in purchases of property and equipment, offset by $46.6 million in proceeds from the redemption of auction rate securities. In 2009 YTD, net cash used in investing activities primarily consisted of $55.3 million in net payments related to the acquisitions of the assets of Nexsem, Inc., the defense and security business of Endwave Corporation and the stock of Electro Module, Inc., the parent company of Babcock, Inc., and $10.1 million in purchases of property and equipment, offset by a $15.5 million redemption of auction rate securities.

Net cash provided by (used in) financing activities was ($44.2) million in 2010 YTD and $48.9 million in 2009 YTD. In 2010 YTD, net cash used in financing activities primarily consisted of a $46.6 million reduction in the auction rate securities credit facility and payment of a $1.0 million note payable, offset by $3.3 million related to proceeds from stock awards. In 2009 YTD, net cash provided by financing activities related to $46.6 million in proceeds from the auction rate securities credit facility and $2.3 million related to proceeds from stock awards.

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has, and had as of June 27, 2010, no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. As of June 27, 2010, the Company was in compliance with all covenants in the Revolving Credit Facility.

Microsemi acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets, in a cash transaction announced on March 30, 2010 and fully consummated on April 30, 2010. The transaction was structured as a cash tender offer at $7.00 per share that expired on April 27, 2010, by Rabbit Acquisition Corp. (“Rabbit”), a direct wholly-owned subsidiary of Microsemi, for all outstanding shares of White Electronic’s common stock, followed by a merger of Rabbit into White Electronic whereby White Electronic became a direct wholly-owned subsidiary of Microsemi. Net cash consideration for this acquisition was $103.7 million.

As of June 27, 2010, we had no material commitments for capital expenditures. Based upon information currently available to us, we expect that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

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

As of June 27, 2010, all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities and as such, we held no auction rate securities at June 27, 2010. The proceeds from the redemption of the auction rate securities were used to repay amounts outstanding on the auction rate securities credit facility. The auction rate securities held on September 27, 2009 were subject to a settlement agreement and, per the terms of the settlement agreement: a) we held rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 and b) we were permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. We concluded that any other-than-temporary impairment in the fair value of our auction rate securities held on September 27, 2009 would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement at September 27, 2009 were recorded at the par value of the auction rate securities.

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

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility is scheduled to mature on October 5, 2012. The Revolving Credit Facility provides for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility is available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility may be used for working capital and other lawful corporate purposes. The Company has, and as of June 27, 2010 had, no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility requires the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contains customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender may cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. The Company is, and as of June 27, 2010 was, in compliance with all covenants in the Revolving Credit Facility.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2010.

(b)	Changes in internal control over financial reporting.

During the third quarter of fiscal year 2010, we acquired White Electronic Designs Corporation (“White Electronic”) and currently expect to complete the incorporation of White Electronic’s operations into our control environment in our fiscal year 2011. During the third quarter of fiscal year 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2009, the International Trade Commission announced that it had voted to commence an investigation as to whether Microsemi infringes a patent owned by O2Micro International Limited. An administrative law judge from the International Trade Commission conducted an evidentiary hearing in this matter and issued an initial determination in favor of Microsemi. During the quarter ended June 27, 2010, the International Trade Commission issued its Final Determination that Microsemi’s products involved do not infringe the asserted patent. The Commission has, therefore, terminated the investigation.

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

We are closing and have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in restructuring costs.

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 13% of our annual net sales in fiscal year 2004, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 5% of our annual net sales in fiscal year 2009, had approximately 50 employees and occupied a 130,000 square foot owned facility. In September 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) around February 2011. Scottsdale represented approximately 14% of our annual net sales in fiscal year 2009, currently has approximately 250 employees and operates in a 135,000 square foot leased facility.

The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual cost savings of between $20 million to $25 million from the elimination of redundant resources and related expenses and employee reductions. However, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we plan generally to retain all of the revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized cost savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business, such as occurred with our attempt to acquire SEMICOA. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.

There can be no assurance that the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.

Negative or uncertain worldwide economic conditions could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results or market share.

Recent negative worldwide economic conditions and market instability have made it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our forecasts of product demand trends could prove to be incorrect and could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations.

Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government’s interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.

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

There may be unanticipated costs associated with appropriately scaling our manufacturing capacity to meet expected changes in customer demand.

We may incur unanticipated costs as we scale our manufacturing capacity to meet expected changes in customer demand. During periods of anticipated increases in customer demand, we may determine that our business will require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

•	unavailability or late delivery of the advanced, and often customized, equipment used in the production of our specialized products;

•	availability of qualified manufacturing personnel;

•	delays in bringing new production equipment on-line;

•	delays in supplying satisfactory designs or products to our existing customers;

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new facilities; and

•	overexpansion may result in unfavorable manufacturing variances, restructuring costs and impairments.

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

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as the Asian currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the “dot-com” collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, recent unfavorable economic conditions have resulted in a tightening of the credit markets. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, we may experience a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our commercial air/satellite, defense and homeland security and medical end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Unfavorable or uncertain conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

Some of the principal markets we serve include consumer markets, such as mobile/connectivity and notebooks, monitors and LCD televisions. If domestic and global economic conditions worsen, overall consumer spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these market. Reduced sales by our customers in these end markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

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

Our manufacturing operations, and the outside manufacturing operations that we use increasingly, in some instances depend upon obtaining a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment (including silicon, mold compounds and lead frames) on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, if signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to continue to supply us. If alternate suppliers for these materials, parts and equipment are not available, our operations could be interrupted, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

Our failure to comply with United States government laws, regulations and manufacturing facility certifications would reduce our ability to be awarded future defense and security business.

We must comply with laws, regulations and certifications relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our defense-related business and may impose added cost on our business. We are subject to government investigations (including private party “whistleblower” lawsuits) of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In addition, we could expend substantial amounts defending against such charges and incur damages, fines and penalties if such charges are proven or result in negotiated settlements.

The competitive bid process for government contracts may negatively affect us.

We have in the past and will likely in the future attempt to obtain U.S. government contracts and subcontracts through the process of competitive bidding. The competitive bid process typically requires us to estimate costs and the timing for completion of projects. If we do not accurately estimate the costs associated with a given project our profitability may be negatively affected or we could potentially even lose money. If we do not accurately estimate the timing required to complete a project, we may be penalized monetarily or our reputation may be impaired. In addition, the competitive bid process often requires substantial and focused allocation of resources, including management’s time, with no guarantee of success or award of the contract. Ultimately, our sales and profits connected to competitive bidding on U.S. government contracts and subcontracts are unpredictable and are subject to many factors that are beyond our control, as well as trends and events that are difficult to predict.

We depend on defense prime contractors for the sale of some of our defense-related products and the failure of these customers to achieve significant sales of products incorporating our components would reduce our net sales and operating results.

We sell some of our products to defense prime contractors and the contract manufacturers who work for them. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the products into which our components are incorporated. We have no control over the volume of products shipped by our defense prime contractors and the contract manufacturers who work for them or shipping dates, and we cannot be certain that our defense prime contractors or the contract manufacturers who work for them will continue to ship products that incorporate our components at current levels, or at all. Our business will be harmed if our defense prime contractors or the contract manufacturers who work for them fail to achieve significant sales of products incorporating our components or if fluctuations in the timing and volume of such sales occur. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business related to these products.

We depend on the continuing trend of outsourcing by prime defense contractors, which is subject to factors beyond our control.

Our net sales and future growth in our net sales depend in part on outsourcing pursuant to which we assume additional manufacturing and supply chain management responsibilities from defense prime contractors. To the extent that these opportunities are not available, either because defense prime contractors decide to perform these functions internally or because these contractors use other providers of these services, our results of operations may be adversely affected.

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

Prospective investors should not place undue reliance on our book-to-bill ratios or changes in book-to-bill ratios. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products, which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods. Uncertain worldwide economic conditions and market instability have also resulted in hesitance of our customers to place orders with long delivery schedules, which contributes to limited visibility into our markets.

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

Our investments in securities subject us to principal, liquidity and counterparty risks that could adversely affect our financial results.

We invest cash balances in excess of projected liquidity needs primarily in money market funds. All of our investments to date are highly rated; however, current credit market disruptions may adversely the value and liquidity of these investments.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 5, 2010	By:	/S/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(1)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.3	Amended and Restated Bylaws of Microsemi Corporation(4)*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.