Form 10-K
period 2010-10-03
MICROSEMI CORP
filed 2010-11-23
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 26, 2010 was approximately $1,377,747,000.

The number of outstanding shares of Common Stock on November 16, 2010 was 83,538,211.

Documents Incorporated by Reference

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about January 19, 2011. This proxy statement will be filed not later than 120 days after the close of the registrant’s fiscal year ended October 3, 2010.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•

expectations that we will successfully complete announced and to-be-announced plant consolidations on the anticipated schedules and without unanticipated costs or expenses, and that such consolidations will result in anticipated cost savings;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 3, 2010, consisted of fifty-three weeks and each of the fiscal years ended on September 27, 2009 and September 28, 2008 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on or about the Sunday closest to September 30.

PRODUCTS

Microsemi is a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include security & defense, aerospace, enterprise & commercial and industrial & alternative energy.

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

MARKETING

We also serve a variety of end markets, which we generally classify as follows:

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”) and radio frequency (“RF”) transceivers and subsystems. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Aerospace – Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial & Alternative Energy – Products in this end market include MOSFETs, IGBTs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators and PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Enterprise & Commercial – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), light emitting diode (“LED”), cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless local area network (“LAN”) devices, power-over-ethernet (“PoE”) devices, portable devices, set top box and telecom applications, notebook computers, monitors, storage devices and televisions.

Our products are marketed through electronic component distributors and independent sales representatives, as well as our inside sales personnel. We have direct sales offices in many metropolitan areas around the world.

Net sales were $518.3 million, $453.0 million and $514.1 million in 2010, 2009 and 2008. Net sales by originating geographic area and end market are disclosed in Note 12 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, “International operations and sales expose us to material risks and may increase the volatility of our operating results,” which information is incorporated herein by reference.

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

We spent approximately $55.4 million, $41.4 million and $45.0 million in 2010, 2009 and 2008 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

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

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2010, 2009 or 2008 net sales.

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

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Garden Grove, La Mirada, Folsom and Santa Clara, California; Bend, Oregon; Phoenix, Arizona and Lawrence and Lowell, Massachusetts. We have assembly, testing and screening facilities at these locations and wafer processing at most domestic manufacturing locations. In addition, we have manufacturing operations in Shanghai, China; Bordeaux, France; and the Philippines and screening and testing operations in Ennis, Ireland.

At our plants with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. Processed silicon wafers are separated into individual dice that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, “burn in” and electrical tests in order to prove and assure reliability. Certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully-tested products meeting predetermined specifications. Manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications.

In 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona with production activities expected to cease in February 2011. The consolidation of Scottsdale is expected to result, subsequent to its completion, in annualized cost savings of an estimated $24 million from the elimination of redundant resources and related expenses and employee reductions. Scottsdale has approximately 230 employees and occupies a 135,000 square foot leased facility. Scottsdale shipped approximately 6%, 14% and 15% of net sales in 2010, 2009 and 2008, respectively.

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

SEASONALITY

Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and holiday demand that tends to increase net sales in the Enterprise & Commercial end market during our fiscal first and fourth quarters.

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

Microsemi has implemented a growth strategy through continuous innovation complemented by strategic acquisitions with the intent of increasing our technology footprint in customers’ end designs. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens Microsemi’s position in the industry as it protects and grows our share within those markets with the highest barriers to entry.

Recent industry leading innovations include:

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Microwave technology that gives defense and commercial radar systems the horsepower to operate over distances of 500 miles and more;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and PoE technology;

•	Millimeter-wave RF devices and systems that ensure fast and safe full-body security screening and higher resolution MRI systems;

•	LED driver products that enable better image quality and power savings in the latest big-screen LCD TVs and more efficient lighting solutions for solid state lighting;

•	Power ICs and devices enabling substantial panel and battery efficiency gains for solar electric systems and hybrid-powered vehicles; and

•	Breakthrough plastic packaging technology for transient voltage suppression devices.

SALES TO U.S. GOVERNMENT

Approximately 40% of total net sales in 2010 were in the security & defense end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. While one of our contracts was terminated in the past due to the termination of the underlying government contracts, we have never experienced a material loss due to termination of a U.S. Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although trichloroethylene (“TCE”) and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in 2003. There has not been any significant development since September 28, 2003.

EMPLOYEES

At the end of the most recently completed fiscal year, we employed approximately 1,600 persons domestically and 650 persons at our international facilities. None of our employees are represented by a labor union; however, our employees in Bordeaux, France are represented by an employee works council pursuant to French industrial relations law. We have experienced no work stoppages and believe our employee relations are good.

ACQUISITIONS

We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions.

During 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. This business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of 2009, was the purchase of substantially all the assets of Nexsem, Inc., a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

During 2010, we acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. We also acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

As referenced in a subsequent events footnote to our consolidated financial statements, at the beginning of 2011, we completed the acquisition of Actel Corporation, a leading supplier of low-power, mixed-signal, and radiation-tolerant field programmable gate arrays (“FPGAs”) serving all of our markets. Actel is the leader in the satellite and space markets as a result of its deep knowledge of radiation tolerance, space-level qualifications, and its long history of service excellence.

ITEM 1A. RISK	FACTORS

We are closing and have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in restructuring costs.

In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. – Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 13% of our annual net sales in 2004, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. – Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 5% of our annual net sales in 2009, had approximately 50 employees and occupied a 130,000 square foot owned facility. In September 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona

(“Scottsdale”) with production activities expected to cease in February 2011. Scottsdale represented approximately 6% of our annual net sales in 2010, currently has approximately 230 employees and operates in a 135,000 square foot leased facility.

The consolidation of Scottsdale is expected to result, subsequent to its completion, in annualized cost savings of an estimated $24 million from the elimination of redundant resources and related expenses and employee reductions. However, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we plan generally to retain all of the revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the anticipated longer-range savings.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences resulting from or related to such announcements may include various accounting charges such as for workforce reduction, including severance and other termination benefits, for inventory write-offs and disposals and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.

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

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	complications due to our understanding of acquired technologies and products;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.

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

Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 40% for 2010, 30% for 2009 and 40% for 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

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

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in a large number of markets, including all of our reported end markets. Each of these end markets has in the past experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our security & defense and aerospace end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

Microsemi’s consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance, which occurred in 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance, which occurred in 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately one million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.

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

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 80% of our assembly and packaging requirements and 20% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to the security & defense end market represented approximately 40% of total net sales in 2010. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced defense program funding. The timing and amount of an increase, if any, in security and defense-related business is uncertain. In the past, expected increases in defense-related spending have occurred at a rate that has been slower than expected. Our prospects for additional security and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

There is at any time a risk that our products may be found to be defective or to contain, without the customer’s knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace, medical and defense businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform our customers about each of our finished goods’ relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in 2003. There has not been any significant development since September 28, 2003.

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

The market price of our stock has fluctuated widely. Between October 3, 2010 and September 29, 2008, the market sale price of our common stock ranged between a low of $7.06 and a high of $25.62. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

At times, our inventory levels have risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory build up is the planned consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. In 2009, in addition to other inventory write-downs, we recorded inventory write-downs of $10.3 million for product lines that did not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined and $7.3 million for estimated inventory components that will not be used by the anticipated closure date of our Scottsdale facility and that cannot be used by other manufacturing facilities.

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

Critical accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, stock rotation rights, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments that we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.

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

Our headquarters are located in a leased building complex in Irvine, California. This complex contains general office and engineering space. We own office, engineering and production facilities in Lawrence, Massachusetts; Garden Grove, California; Broomfield, Colorado and Ennis, Ireland. We also lease office, engineering and/or production facilities, including locations in San Jose, La Mirada, Folsom and Santa Clara, California; Scottsdale and Phoenix, Arizona; West Lafayette, Indiana; Atlanta, Georgia; Lowell, Massachusetts; Bend, Oregon; Melville, New York; Shanghai, China; Taiwan, Hong Kong, Macau, the Philippines, Israel, Ireland and France. Operations have ceased at our Broomfield, Colorado facility and we intend on disposing of this property. We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

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

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact on us from these litigation matters could differ materially from those projected.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low sales prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended October 3, 2010	HIGH	LOW
1st Quarter	$17.99	$12.85
2nd Quarter	$18.50	$14.67
3rd Quarter	$18.00	$14.18
4th Quarter	$17.65	$13.83

Fiscal Year ended September 27, 2009	HIGH	LOW
1st Quarter	$25.62	$10.34
2nd Quarter	$13.91	$7.06
3rd Quarter	$15.69	$10.75
4th Quarter	$16.13	$12.77

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

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 16, 2010)
Common Stock, $0.20 Par Value	515	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c) Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict the amount of cash dividends we may pay.

(d) Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market—Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2005 and all dividends were reinvested. The Company’s fiscal year ends on a Sunday on or about September 30 each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Microsemi Corporation, The NASDAQ Composite Index

And the NASDAQ Electronic Components Index

*	$100 invested on October 2, 2005 in stock or on September 30, 2005 in index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on or about October 3, 2010 (Amounts in thousands, except per share data)
	2010	2009	2008	2007	2006
Selected Consolidated Income Statement Data:
Net sales	$518,268	$452,972	$514,067	$442,252	$370,477
Gross profit	$248,211	$180,407	$228,972	$181,038	$164,801
Operating expenses	$192,330	$190,477	$165,429	$159,850	$106,991
Net income (loss)	$59,038	$(26,823)	$49,654	$9,818	$35,665

Earnings (loss) per share:
Basic	$0.73	$(0.33)	$0.64	$0.13	$0.52

Diluted	$0.72	$(0.33)	$0.62	$0.13	$0.50

Weighted-average shares outstanding
Basic	80,797	80,943	77,897	74,027	68,887
Diluted	81,541	80,943	79,859	76,154	71,816

Selected Consolidated Balance Sheet Data:
Working capital	$360,846	$353,953	$351,460	$267,671	$294,035
Total assets	$879,886	$811,130	$760,608	$637,280	$509,990
Long-term liabilities	$42,120	$34,010	$20,212	$6,630	$4,875
Stockholders’ equity	$766,443	$676,351	$673,170	$569,405	$453,127

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

Overview

We a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include security & defense, aerospace, enterprise & commercial and industrial & alternative energy.

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

Microsemi has implemented a growth strategy through continuous innovation complemented by strategic acquisitions with the intent of increasing our technology footprint in customers’ end designs. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens Microsemi’s position in the industry as it protects and grows our share within those markets with the highest barriers to entry.

Recent industry leading innovations include:

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Microwave technology that gives defense and commercial radar systems the horsepower to operate over distances of 500 miles and more;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and PoE technology;

•	Millimeter-wave RF devices and systems that ensure fast and safe full-body security screening and higher resolution MRI systems;

•	LED driver products that enable better image quality and power savings in the latest big-screen LCD TVs and more efficient lighting solutions for solid state lighting;

•	Power ICs and devices enabling substantial panel and battery efficiency gains for solar electric systems and hybrid-powered vehicles; and

•	Breakthrough plastic packaging technology for transient voltage suppression devices.

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

Net sales increased $65.3 million or 14% between 2010 and 2009 to $518.3 million for 2010 from $453.0 million for 2009. Net sales decreased $61.1 million or 12% between 2009 and 2008 from $514.1 million for 2008. Between 2010 and 2009, increases in net sales were driven by growth in our Security & Defense and Enterprise & Commercial end markets. The growth in the Security & Defense end market was attributable to products we added from the acquisition of White Electronic Designs Corporation and the ramping of millimeter wave scan subsystem and military radar applications. Enterprise & Commercial net sales rebounded in 2010 with increases in both enterprise and consumer demand. Enterprise demand particularly supported sales of our PoE products and our market share in backlighting products continued to increase at Tier 1 suppliers and Tier 2 original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”). Between 2009 and 2008, while net sales in our Security & Defense and Aerospace markets grew, our Enterprise & Commercial and Industrial & Alternative Energy end markets declined. These two end markets were particularly impacted by difficult economic conditions which reduced capital spending by companies and discretionary spending by consumers.

On November 11, 2010, we announced that we expect that our consolidated net sales for the first quarter of fiscal year 2011, including contributions from our recently announced acquisition of Actel Corporation, will increase between 19 to 23 percent, sequentially.

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

Operating income increased $66.0 million between 2010 and 2009 to $55.9 million from an operating loss of $10.1 million for 2009. Operating income decreased $73.6 million between 2009 and 2008 from $63.5 million in 2008. Operating income in 2010 benefited from increased net sales, which have surpassed 2008 levels and from restructuring and cost control measures. Operating income in 2009 was impacted by a decline in net sales and charges incurred in restructuring our operations.

We expect that future improvements in operating income will occur upon the successful consolidation of our Scottsdale facility and continued focus on cost controls. The consolidation of Scottsdale is expected to result, subsequent to its completion, in annualized cost savings of approximately $24 million from the elimination of redundant resources and related expenses and employee reductions. However, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we plan generally to retain all of the revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in greater than anticipated costs incurred to achieve the anticipated longer-range savings.

Marketing

Our products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”) and radio frequency (“RF”) transceivers and subsystems. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Aerospace – Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs and IGBTs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial & Alternative Energy – Products in this end market include MOSFETs, IGBTs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators and PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Enterprise & Commercial – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, multiple-in multiple-out (“MIMO”), light emitting diode (“LED”), cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless local area network (“LAN”) devices, power-over-ethernet (“PoE”) devices, portable devices, set top box and telecom applications, notebook computers, monitors, storage devices and televisions.

During the year ended October 3, 2010, we have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Production has been transferred among our facilities to share resources and technology, as well as to increase efficiency. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same projects, regardless of the facility that incurs the personnel expense. Our manufacturing management team has also been reorganized to increase efficiency.

Restructuring and Severance Charges

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of 2009. Substantially all accrued severance amounts related to Broomfield have been paid.

In 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), with production activities expected to cease in February 2011. Scottsdale currently has approximately 230 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 6% of net sales for the fiscal year ended October 3, 2010. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012.

The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,367)	(20)

Balance at October 3, 2010	$4,124	$—

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $2,087,000 during the fiscal year ended October 3, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	2,087
Cash expenditures	(2,188)
Other non-cash settlement	(443)

Balance at October 3, 2010	$1,642

Acquisitions and Divestiture

We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions.

In the first quarter of 2008, we acquired substantially all the assets of Microwave Device Technology Corporation and all the common stock of TSI Microelectronics Corporation for $8.8 million in cash, net of cash acquired. In the fourth quarter of 2008, we acquired substantially all the assets of SEMICOA for $28.7 million, including $26.7 million in cash consideration to SEMICOA and certain creditors, the assumption of $1.2 million in liabilities, $0.6 million related to a lease agreement with a party related to SEMICOA shareholders and $0.2 million in transaction fees and expenses. We funded these acquisitions with cash on hand.

During 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. for $21.9 million, net of cash acquired. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation for $29.0 million. This business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of 2009, was of Nexsem, Inc. in which we entered into an asset purchase agreement to acquire substantially all of its assets for $5.2 million. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. This acquisition was integrated into the existing operations of Microsemi Corp. – Analog Mixed Signal Group.

In the fourth quarter of 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement that, in substance, resulted in the divestiture of the assets purchased from SEMICOA. Proceeds from this transaction totaled $6.6 million, of which $0.5 million was deposited with an escrow agent to be released one year subsequent to the transaction date. We sold accounts receivable, inventories, equipment, and intangible assets with net book values of $0.5 million, $2.0 million, $1.0 million and $1.4 million, respectively. In addition, we reduced goodwill by $1.4 million based on the proceeds received relative to Microsemi’s total market capitalization on the transaction date. Direct transaction expenses related to the sale amounted to $0.4 million.

During 2010, we acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets, for a net $103.7 million in cash. We also acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

In the aggregate, acquisitions in 2010 met the minimum thresholds for reporting historical results on a pro forma basis. Historical results on a pro forma basis and additional disclosures related to our acquisitions are included in the accompanying notes to consolidated financial statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the anticipated closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

Goodwill and Intangible Assets

We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over their respective useful lives. At least annually, and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year.

Revenue Recognition, Sales Returns and Allowances

We primarily recognize revenue from customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

We enter into contracts with certain distributors, and these contracts may permit limited stock rotation returns. We provide an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations. Estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management’s expectations.

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

Restructuring Charges

We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined that a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of the facility.

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

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2009 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute of limitation expiration, interest and penalties.

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

RESULTS OF OPERATIONS FOR 2010 COMPARED TO 2009 AND 2008

Net sales increased $65.3 million or 14% between 2010 and 2009 to $518.3 million for 2010 from $453.0 million for 2009. Net sales decreased $61.1 million or 12% between 2009 and 2008 from $514.1 million for 2008. Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for the last three fiscal years is approximately as follows (amounts in thousands):

	2010	2009	2008
Security & Defense	$208,098	$170,653	$167,737
Aerospace	107,587	112,847	103,942
Enterprise & Commercial	116,369	70,102	135,450
Industrial & Alternative Energy	86,214	99,370	106,938

Total	$518,268	$452,972	$514,067

Net sales in the Security & Defense end market increased $37.4 million to $208.1 million in 2010 from $170.7 million in 2009 and increased $3.0 million between 2009 and 2008 from $167.7 million. The increase between 2010 and 2009 was due primarily to the contributions from products we added from the acquisition of White Electronic, as well as contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners and radar applications. While net sales increased between 2009 and 2008, this end market was impacted by our decision to reduce distributor sales of parts where we are the sole-source supplier and begin to supply our end customers directly. We expect growth in this end market as we believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand. We also believe that international defense sales will increase, enabled in part by our anti-tamper process technology base, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market decreased $5.2 million to $107.6 million in 2010 from $112.8 million in 2009 and increased $8.9 million between 2009 and 2008 from $103.9 million. Net sales in 2010 have maintained relative stability when compared to 2009, though this end market has been negatively impacted by global economic conditions. The increase in net sales between 2009 and 2008 was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications have remained stable as generally these applications are in a less economically sensitive market and are expected to grow as we develop power management ICs and DC/DC converter solutions. We noted a report from by the International Air Transport Association that commercial air traffic is above pre-recession levels, with passenger traffic up over 10% year over year, while cargo traffic is up almost 15%. In reviewing these encouraging statistics, we believe that sales in this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Commercial end market increased $46.3 million to $116.4 million in 2010 from $70.1 million in 2009 and decreased $65.4 million between 2009 and 2008 from $135.5 million. Net sales in 2009 were negatively impacted as enterprise demand waned in a challenging economic environment and demand for parts used in automotive navigation systems and notebook storage products declined. As economic conditions have improved, net sales increased sequentially in recent quarters, driven by PoE and wireless LAN products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We have also gained market share at Tier 1 suppliers and Tier 2 OEMs and ODMs in the television market, though sales into these larger customers have recently declined and were offset by gains with newer China-based manufacturers. While this is our most economically sensitive end market, based on current and expected backlog, we expect that net sales in this end market will remain stable in the upcoming quarter.

Net sales in the Industrial & Alternative Energy end market decreased $13.2 million to $86.2 million in 2010 from $99.4 million in 2009 and decreased $7.5 million between 2009 and 2008 from $106.9 million. The declines between 2010 and 2009 were due to products in medical applications that were impacted by lower procurement levels of ICD products that are coming in line with moderating growth in the ICD space. Sales into medical applications in 2009 also benefited from our support of a product launch schedule of a principal ICD customer. Declines in this end market were offset in 2010 by growth in products for semiconductor capital equipment, an area which experienced substantial declines in 2009 due to decreased capital spending during the recent economic downturn. We expect that increased shipments of industrial products, as well as contributions from our solar and plasma generation targeted products, will result in net sales increases in the upcoming quarter.

An estimated breakout of net sales by originating geographic area for 2010, 2009 and 2008 is approximately as follows (amounts in thousands):

	2010	2009	2008
United States	$243,822	$215,611	$223,690
Europe	125,209	135,844	129,605
Asia	149,237	101,517	160,772

Total	$518,268	$452,972	$514,067

Net sales originating from Asia increased $47.7 million between 2010 and 2009 and decreased $59.3 million between 2009 and 2008 primarily due to fluctuations in net sales of products, primarily in the Enterprise & Commercial end market, shipped from our facilities and subcontractors in Asia.

Gross profit increased $67.8 million between 2010 and 2009, to $248.2 million (47.9% of sales) for 2010 from $180.4 million (39.8% of sales) for 2009 and decreased $48.6 million between 2009 and 2008 from $229.0 million (44.5% of sales) for 2008. Gross profit percentage for 2010 was favorably impacted by cost optimization programs, which included the closure of our facility in Colorado, ramp down of our facility in Scottsdale, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. In 2009, gross profit percentage was impacted 400 basis points from inventory write-downs related to product lines that do not meet gross margin targets, products that are being migrated to newer generations, products that service large capital spending end markets for which demand has declined and inventory at our Scottsdale facility that we announced we are closing. The remaining decline in gross profit percentage was due substantially to the effects of fixed costs allocated over lower sales volume.

Selling, general and administrative expenses increased $1.6 million between 2010 and 2009 to $114.7 million for 2010 from $113.1 million for 2009 and increased $7.8 million between 2009 and 2008 from $105.3 million in 2008. Selling, general and administrative expenses in 2010 were favorably impacted from restructuring and cost control measures but included $4.8 million in acquisition-related costs that are expenses under current GAAP but would have been allocated to the fair value of net assets acquired in accordance with GAAP in effect in prior years.

Research and development expense increased $14.0 million between 2010 and 2009 to $55.4 million in 2010 from $41.4 million in 2009 and decreased $3.6 million between 2009 and 2008 from $45.0 million in 2008. The increase between 2010 and 2009 was due to higher purchases of materials, masks and other supplies related to new product development for both high reliability and analog mixed signal products, as well as additional spending related to the White acquisition. The decrease between 2009 and 2008 was primarily due to the effects of restructuring and cost control measures. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications.

Amortization of intangible assets increased $5.0 million between 2010 and 2009 to $20.2 million in 2010 from $15.2 million in 2009 and increased $3.4 million between 2009 and 2008 from $11.8 million in 2008. The increases reflect additional amortization expense related to acquisitions consummated in 2010 and 2009.

Restructuring charges amounted to $2.1 million in 2010 compared to $13.3 million in 2009 and $2.9 million in 2008. Restructuring costs in 2009 consisted of $13.1 million in severance and $0.2 million in other related costs and included amounts from the anticipated closure of our Scottsdale manufacturing facility. We anticipate that we will incur additional future restructuring charges related to the Scottsdale closure for lease termination and facility remediation costs estimated to be approximately $8.0 million. These costs are expected to be incurred through 2011. Restructuring charges in 2010, 2009 and 2008 also included costs related to optimizing our personnel levels to meet production and costs goals.

Impairment charges in 2009 related to facility closures represented the held for sale impairment for the building and real estate related to our closed Broomfield, Colorado facility amounting to $1.7 million and the held and used impairment for our Scottsdale manufacturing facility amounting to $4.5 million to reflect our long-lived assets at their lower fair value.

Interest income decreased $0.8 million to $0.4 million in 2010 from $1.2 million in 2009 and decreased $2.2 million between 2009 and 2008 from $3.4 million. The decreases were due primarily to lower interest rates earned on our cash, cash equivalents and investments.

We recorded a benefit for income taxes of $4.0 million on pretax income of $55.0 million in 2010 compared to a provision for income taxes of $17.9 million on a pre-tax loss of $8.9 million in 2009. We had cumulative operating losses over the three years ended in 2009 for our U.S. operations. During the fourth quarter of 2009, we determined that it was more likely than not that the benefits of certain U.S. deferred tax assets would not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carry back our U.S. operating losses, tax credits and reversing temporary differences to recover previously paid taxes. Based on this assessment, we determined that a valuation allowance was required for the deferred tax assets related to our U.S. operations that could not be carried back to recover previously paid taxes. Accordingly, we recorded a $28.4 million valuation allowance on a substantial portion of our U.S. deferred tax assets, which is included in the total tax provision of $17.9 million. Without this valuation allowance, we would have reported a tax benefit of approximately $10.5 million due to higher tax benefits in the jurisdictions with losses than tax expenses in the jurisdictions with income.

During 2010 we decreased the valuation allowance by $15.6 million primarily due to the utilization of certain foreign net operating losses and the recording of the deferred tax liability related to the acquisition of White Electronic Designs Corporation. As referenced in the subsequent events footnote to our consolidated financial statements, we acquired Actel Corporation in November 2010, and as a result, we anticipate that we may record a deferred tax liability related to the acquired intangible assets, and; therefore, release a portion or all of the remaining valuation allowance on our domestic deferred tax assets. In addition, due to historical and projected levels of foreign income, we anticipate that we may release a portion or all of the remaining valuation allowance on our foreign deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We had $200.0 million and $216.7 million in cash and cash equivalents at October 3, 2010 and September 27, 2009, respectively. During 2010, we financed our operations with cash generated from operations.

Net cash provided by operating activities increased $0.4 million to $107.6 million in 2010 from $107.2 million in 2009. A summary of net cash provided by operating activities in 2010 and 2009 are as follows (amounts in thousands):

	2010	2009
Net income (loss)	$59,038	$(26,823)
Depreciation and amortization	39,436	33,145
Provision for doubtful accounts	(324)	571
Loss on disposition of assets	—	953
Impairment related to facility closures	—	6,185
In process research and development	—	1,310
Deferred income taxes	21,561	(18,610)
Valuation allowance on deferred income taxes	(15,616)	39,389
Stock-based compensation	25,277	26,933
Net change in working capital accounts	(20,217)	48,760
Net change in other long term assets and liabilities	(1,544)	(4,613)

Net cash provided by operating activities	$107,611	$107,200

Accounts receivable increased $16.2 million to $78.7 million at October 3, 2010 from $62.5 million at September 27, 2009. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2010 versus the fourth quarter of 2009, but also benefited from increased collection efforts.

Inventories increased $30.8 million to $126.2 million at October 3, 2010 from $95.4 million at September 27, 2009. A majority of the increase was due to inventory balances related to the acquisition of White Electronic Designs Corporation. The remaining increase was due to additional build in anticipation of the Scottsdale facility closure and increased inventory to support continued business growth.

Other current assets decreased $8.1 million to $14.7 million at October 3, 2010 from $22.8 million at September 27, 2009. The decrease was primarily due to the receipt of income tax refunds.

Current liabilities decreased $29.5 million to $71.3 million at October 3, 2010 from $100.8 million at September 27, 2009. The decrease was due to a reduction of $46.6 million, which is classified in financing activities, in amounts outstanding under our auction rate securities credit facility following issuer redemptions of auction rate bonds we held offset by higher accounts payable due primarily to increased inventory purchases.

Net cash used in investing activities was $82.0 million for 2010 and $47.2 million for 2009, respectively. Net cash used in investing activities in fiscal year 2010 primarily consisted of $112.3 million in net cash consideration for three acquisitions, purchases of property and equipment of $16.2 million, partially offset by $46.6 million from the disposition of investments in available for sale securities. The increase in purchases of property and equipment between 2010 and 2009 was due primarily to the start up of our Philippine operations. Net cash used in investing activities in 2009 primarily consisted of $55.4 million in net cash consideration for three acquisitions, and purchases of property and equipment of $12.6 million, partially offset by $15.5 million from the disposition of investments in available for sale securities and $5.8 million in net proceeds from the divesture of assets related to the SEMICOA business.

Net cash (used in) provided by financing activities was $(42.4) million and $49.5 million in 2010 and in 2009, respectively. Net cash used in financing activities in 2010 consisted of $5.2 million related to stock award activity partially offset by $46.6 million used to repay amounts outstanding under our auction rate securities credit facility. Net cash provided by financing activities in 2009 consisted primarily of $46.6 million in proceeds from our auction rate securities credit facility and $2.9 million related to stock award activity.

As of October 3, 2010 all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities. We held no auction rate securities at October 3, 2010. The proceeds from the redemption of the auction rate securities were used to repay amounts outstanding on the auction rate securities credit facility.

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility was scheduled to mature on October 5, 2012. The Revolving Credit Facility provided for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility was available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility was available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility could be used for working capital and other lawful corporate purposes. As of October 3, 2010, the Company had no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility. On October 28, 2010, the Revolving Credit Facility was terminated and all letters of credit outstanding thereunder were cancelled in anticipation of the Company entering into the new credit facility described below.

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425,000,000 senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375,000,000 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50,000,000. The Facilities financed the acquisition of Actel Corporation and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. For further information regarding the Credit Agreement, including interest rates, fees, and financial covenants, please refer to the subsequent events footnote to our consolidated financial statements.

As further described in the subsequent events footnote to our consolidated financial statements, on October 2, 2010 we entered into an Agreement and Plan of Merger to acquire Actel Corporation for $20.88 per share. We completed the acquisition on November 2, 2010.

As of October 3, 2010, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our cash requirements and capital commitments in the foreseeable future with cash balances, internally generated funds from ongoing operations and, if necessary, from the available line of credit.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at October 3, 2010 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Capital leases	$3,244	$355	$600	$586	$5,265	$(3,562)
Operating leases	22,033	6,531	8,316	5,973	1,213	—
Purchase obligations	38,394	32,092	6,302	—	—	—
Other long-term liabilities	5,697	89	178	38	5,392	—

Total	$69,368	$39,067	$15,396	$6,597	$11,870	$(3,562)

As of October 3, 2010, we recorded $14.1 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

In acquiring Actel Corporation, we assumed their contractual payments obligations and commitments. The following table summarizes our current estimate of contractual payment obligations related to this acquisition as October 3, 2010 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$297	$25	$272	$—	$—
Operating leases	15,468	3,911	10,675	882	—
Purchase obligations	11,169	986	10,183	—	—

Total	$26,934	$4,922	$21,130	$882	$—

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

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption did not result in a material impact on our consolidated financial position, results or operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, which provides guidance on defining a milestone under FASB Codification Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments to this ASU are effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 (the fourth quarter of our fiscal year 2010). The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows, but may affect the timing of revenue recognition in future periods should future contracts include milestone provisions.

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

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 40% of total net sales in 2010 were in the security & defense end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility was scheduled to mature on October 5, 2012. The Revolving Credit Facility provided for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility was available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility was available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility could be used for working capital and other lawful corporate purposes. As of October 3, 2010, the Company had no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility. On October 28, 2010, the Revolving Credit Facility was terminated and all letters of credit outstanding thereunder were cancelled in anticipation of the Company entering into the new credit facility described below.

Interest accruing on the amount of direct borrowings under the New Credit Facility was determined based upon our choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans was determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the New Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans was initially 1.50% per annum but could decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated

Funded Indebtedness to Consolidated EBITDA (as each such term was defined in the New Credit Facility). Eurodollar Rate Loans bore interest at the Eurodollar Rate defined in the New Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans was initially 2.50% per annum but could decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425,000,000 senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375,000,000 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50,000,000. The Facilities financed the acquisition of Actel Corporation and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. For further information regarding the Credit Agreement, including interest rates, fees, and financial covenants, please refer to the subsequent events footnote to our consolidated financial statements.

Interest under the Facilities are, at our option, Base Rate (as defined below) or LIBOR, plus a margin ranging from 2.00% to 3.00% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 4.00% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The “Base Rate” for term loans is equal to 2.5% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. We have not entered into derivative financial instruments to hedge our exposure to interest rate risks. However, pursuant to the requirements of the Credit Agreement, we will hedge at least 30% of the initial aggregate principal amount of the term loan for a weighted average term of at least three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	48

	Consolidated Balance Sheets at October 3, 2010 and September 27, 2009	49

	Consolidated Statements of Operations for each of the three fiscal years in the period ended October 3, 2010	50

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 3, 2010	51

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 3, 2010	52

	Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedule

	Schedule for the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008

	II – Valuation and Qualifying Accounts	82

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 3, 2010 and September 27, 2009 and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting appearing under Item 9A, management has excluded White Electronic Designs Corporation (“White Electronic”) from its assessment of internal control over financial reporting as of October 3, 2010 because White Electronic was acquired in a purchase business combination during the year ended October 3, 2010. The total assets and total revenues excluded represented approximately 5% of consolidated total assets and revenues, as of and for the year ended October 3, 2010.

/s/ PricewaterhouseCoopers LLP

Irvine, California

November 23, 2010

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	October 3, 2010	September 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$199,950	$216,742
Investment in auction rate securities	—	46,550
Accounts receivable, net of allowance for doubtful accounts of $1,978 at October 3, 2010 and $2,302 at September 27, 2009	78,722	62,543
Inventories	126,151	95,372
Deferred income taxes	12,620	10,697
Other current assets	14,726	22,818

Total current assets	432,169	454,722
Property and equipment, net	75,913	68,698
Goodwill	270,832	222,731
Intangible assets, net	92,343	55,283
Other assets	8,629	9,696

TOTAL ASSETS	$879,886	$811,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,827	$15,211
Accrued liabilities	37,052	38,577
Auction rate securities credit facility	—	46,550
Current maturity of long-term liabilities	444	431

Total current liabilities	71,323	100,769

Long-term liabilities	42,120	34,010

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 83,240 issued and outstanding at October 3, 2010 and 81,413 issued and outstanding at September 27, 2009	16,648	16,282
Capital in excess of par value of common stock	543,628	512,862
Retained earnings	205,713	146,675
Accumulated other comprehensive income	454	532

Total stockholders’ equity	766,443	676,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$879,886	$811,130

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three fiscal years in the period ended October 3, 2010

(amounts in thousands, except earnings per share)

	2010	2009	2008
Net sales	$518,268	$452,972	$514,067
Cost of sales	270,057	272,565	285,095

Gross profit	248,211	180,407	228,972

Operating expenses:
Selling, general and administrative	114,663	113,080	105,297
Research and development costs	55,395	41,435	45,008
In-process research & development	—	1,310	440
Amortization of intangible assets	20,165	15,203	11,828
Restructuring and severance charges	2,107	13,264	2,856
Impairment charges related to facility closures	—	6,185	—

Total operating expenses	192,330	190,477	165,429

Operating income (loss)	55,881	(10,070)	63,543

Other income (expenses):
Interest expense	(756)	(352)	(214)
Interest income	432	1,221	3,414
Other, net	(526)	327	(272)

Total other income (loss)	(850)	1,196	2,928

Income (loss) before income taxes	55,031	(8,874)	66,471
Provision (benefit) for income taxes	(4,007)	17,949	16,817

Net income (loss)	$59,038	$(26,823)	$49,654

Earnings (loss) per share:
Basic	$0.73	$(0.33)	$0.64

Diluted	$0.72	$(0.33)	$0.62

Weighted-average common shares outstanding:
Basic	80,797	80,943	77,897

Diluted	81,541	80,943	79,859

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended October 3, 2010

(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at September 30, 2007	77,154	$15,431	$429,277	$124,257	$440	$569,405

Proceeds from exercise of stock options	2,144	428	25,935	—	—	26,363
Shares exchanged for options exercised	(15)	(3)	(325)	—	—	(328)
Grants, conversions and cancellations of restricted share awards	514	103	(103)	—	—	—
Tax benefit – stock-based compensation	—	—	7,903	—	—	7,903
Stock-based compensation	—	—	20,546	—	—	20,546
Cumulative impact of the adoption of authoritative guidance on accounting for uncertain tax positions	—	—	—	(413)	—	(413)
Other Comprehensive income	—	—	—	—	40	40
Net income	—	—	—	49,654	—	49,654

Balance at September 28, 2008	79,797	$15,959	$483,233	$173,498	$480	$673,170

Proceeds from exercise of stock options	277	55	2,805	—	—	2,860
Grants and cancellations of restricted share awards	1,339	268	(268)	—	—	—
Tax benefit – stock-based compensation	—	—	41	—	—	41
Stock-based compensation	—	—	27,051	—	—	27,051
Other Comprehensive income	—	—	—	—	52	52
Net loss	—	—	—	(26,823)	—	(26,823)

Balance at September 27, 2009	81,413	$16,282	$512,862	$146,675	$532	$676,351

Proceeds from exercise of stock options	464	93	4,714	—	—	4,807
Grants and cancellations of restricted share awards	1,363	273	(273)	—	—	—
Issuance of stock awards related to acquisition	—	—	161	—	—	161
Tax benefit – stock-based compensation	—	—	730	—	—	730
Stock-based compensation	—	—	25,434	—	—	25,434
Other Comprehensive loss	—	—	—	—	(78)	(78)
Net income	—	—	—	59,038	—	59,038

Balance at October 3, 2010	83,240	$16,648	$543,628	$205,713	$454	$766,443

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended October 3, 2010

(amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$59,038	$(26,823)	$49,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,436	33,145	28,840
Provision for doubtful accounts	(324)	571	307
Loss on disposition of assets	—	953	143
Impairment charges related to facility closures	—	6,185	—
In process research and development	—	1,310	440
Deferred income taxes	21,561	(18,610)	(8,446)
Valuation allowance on deferred income taxes	(15,616)	39,389	3,671
Charge for stock based compensation	25,277	26,933	20,973
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	(8,068)	46,450	(19,722)
Inventories	(20,295)	30,188	(4,134)
Other current assets	(1,669)	(6,229)	(37)
Other assets	1,320	(2,762)	208
Accounts payable	15,153	(17,048)	2,983
Accrued liabilities	(6,658)	(4,601)	101
Other long-term liabilities	(1,544)	(1,851)	16,812

Net cash provided by operating activities	107,611	107,200	91,793

Cash flows from investing activities:
Purchases of property and equipment	(16,224)	(12,625)	(25,202)
Purchases of available for sale securities	—	—	(62,875)
Proceeds from sale of available for sale securities	46,550	15,450	875
Proceeds from the divestiture of Semicoa	—	5,817	—
Proceeds from sales of property, plant and equipment	—	60	—
Acquisition of certain business assets and businesses, net of cash acquired	(112,270)	(55,355)	(35,681)
Changes in other assets	(100)	(501)	(333)

Net cash used in investing activities	(82,044)	(47,154)	(123,216)

Cash flows from financing activities:
Proceeds from (repayments of) auction rate securities credit facility	(46,550)	46,550	—
Borrowings from loan facility	(981)	—	981
Excess tax benefit from stock awards	365	89	3,916
Exercise proceeds from stock awards	4,807	2,860	26,038

Net cash (used in) provided by financing activities	(42,359)	49,499	30,935

Net increase (decrease) in cash and cash equivalents	(16,792)	109,545	(488)
Cash and cash equivalents at beginning of year	216,742	107,197	107,685

Cash and cash equivalents at end of year	$199,950	$216,742	$107,197

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$790	$340	$214
Income taxes	$8,398	$4,705	$3,536

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include Security & Defense, Aerospace, Enterprise & Commercial and Industrial & Alternative Energy.

During 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition in 2009, was of Nexsem, Inc. in which we entered into an asset purchase agreement to acquire substantially all of its assets. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. In the fourth quarter of 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA.

During 2010, we acquired all of the outstanding common stock of White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets, for a net $103.7 million in cash. We also acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 3, 2010 (“2010”), consisted of fifty-three week and each of the fiscal years ended on September 27, 2009 (“2009”) and September 28, 2008 (“2008”) consisted of fifty-two weeks.

Principles of Consolidation and Presentation of Financial Information

The consolidated financial statements include the accounts of Microsemi and our subsidiaries. All intercompany transactions and balances have been eliminated.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment in Available for Sale Securities

As of October 3, 2010, all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities. We held no auction rate securities at October 3, 2010. The proceeds from the redemption of the auction rate securities were used to repay amounts outstanding on the auction rate securities credit facility. The auction rate securities held on September 27, 2009 were subject to a settlement agreement and, per the terms of the settlement agreement: a) we held rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 and b) we were permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. We concluded that any other-than-temporary impairment in the fair value of our auction rate securities held on September 27, 2009 would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement at September 27, 2009 were recorded at the par value of the auction rate securities.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, investment in marketable securities, accounts payable, accrued liabilities, notes payable and certain other current assets approximate their fair values because of their short maturity or ability for us to convert them into cash. The carrying value of our long-term liabilities at October 3, 2010 and September 27, 2009 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

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

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the anticipated closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

Goodwill and Intangible Assets

We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over their respective useful lives. At least annually, and whenever events or changes in circumstances

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicate that it is more likely than not that an impairment loss has been incurred, we are required to reassess goodwill. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We perform our annual review for goodwill impairment in the fourth quarter of each fiscal year.

Revenue Recognition, Sales Returns and Allowances

We primarily recognize revenue from customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. For substantially all sales, revenue is recognized at the time the product is shipped.

We enter into contracts with certain distributors, and these contracts may permit limited stock rotation returns. We provide an estimated allowance for such returns, and corresponding reductions in revenue are concurrently recorded, based on several factors including past history and notification from customers of pending returns. Actual returns have been within management’s expectations. Estimated reductions to revenue are also recorded for customer incentive programs consisting of price protection and volume purchase rebates. Such programs are limited and actual reductions to revenue have been within management’s expectations.

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

Restructuring Charges

We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined that a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of the facility.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2009 tax years generally remain subject to examination by tax authorities. Each quarter, we reassess our uncertain tax positions for any additions, deletions due to statute of limitation expiration, interest and penalties.

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

Foreign Currency

Our subsidiaries in Ireland and Israel use the United States Dollar (“USD”) as their functional currency. Our subsidiary in China uses the Chinese RMB as its functional currency. Our subsidiary in France uses the European Union Euro as its functional currency. For subsidiaries that use the US dollar as the function currency, assets and liabilities are remeasured to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are remeasured at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use the local currency as the functional currency, all assets and liabilities are remeasured to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for the 2010, 2009 and 2008 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2010	2009	2008
BASIC
Net income (loss)	$59,038	$(26,823)	$49,654

Weighted-average common shares outstanding	80,797	80,943	77,897

Basic earnings (loss) per share	$0.73	$(0.33)	$0.64

DILUTED
Net income (loss)	$59,038	$(26,823)	$49,654

Weighted-average common shares outstanding for basic	80,797	80,943	77,897
Dilutive effect of stock awards	744	—	1,962

Weighted-average common shares outstanding on a diluted basis	81,541	80,943	79,859

Diluted earnings (loss) per share	$0.72	$(0.33)	$0.62

For the fiscal year ended October 3, 2010, approximately 7,388,000 awards were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. All stock awards in 2009 were excluded from the computation of diluted earnings per shares as we incurred a net loss. Approximately 6,639,000 stock awards in 2008 were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This authoritative guidance became effective at the beginning of 2010, and early adoption was not permitted. Once effective, all prior period earnings per share data are to be adjusted retrospectively. Our weighted-average common states outstanding and the resulting impact on earnings (loss) per share have been reflected in these consolidated financial statements.

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 40% of total net sales in 2010 were in the security & defense end market, with a very significant amount to customers whose principal sales are to the

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 40% for 2010, 30% for 2009 and 40% for 2008. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

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

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption did not result in a material impact on our consolidated financial position, results or operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, which provides guidance on defining a milestone under FASB Codification Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments to this ASU are effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 (the fourth quarter of our fiscal year 2010). The adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows, but may affect the timing of revenue recognition in future periods should future contracts include milestone provisions.

2.	INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	October 3, 2010	September 27, 2009
Raw materials	$38,135	$24,148
Work in progress	55,375	43,209
Finished goods	32,641	28,015

	$126,151	$95,372

3.	INVESTMENT IN AVAILABLE FOR SALE AUCTION RATE SECURITIES AND SETTLEMENT AGREEMENT

As of October 3, 2010, all auction rate securities held on September 27, 2009 were redeemed at par plus accrued interest by the issuers of the securities. We held no auction rate securities at October 3, 2010. The proceeds from the redemption of the auction rate securities were used to repay all amounts outstanding on the auction rate securities credit facility. The auction rate securities held on September 27, 2009 were subject to a settlement agreement and, per the terms of the settlement agreement: a) we held rights to sell our remaining investment in auction rate bonds back to the financial institution at par plus accrued interest beginning June 30, 2010 through July 2, 2012 and b) we were permitted to borrow at “no net cost” the full par value of our investment in auction rate bonds. We concluded that any other-than-temporary impairment in the fair value of our auction rate securities held on September 27, 2009 would be offset substantially by the fair value recognized for the rights provided to us in the settlement agreement. As such, the investment in auction rate securities and the fair value of the auction rate securities settlement agreement at September 27, 2009 were recorded at the par value of the auction rate securities.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	October 3, 2010	September 27, 2009
Buildings	20-40 years	$37,327	$35,574
Property and equipment	3-10 years	147,041	137,867
Furniture and fixtures	5-10 years	5,904	4,382
Leasehold improvements	Shorter of asset life or life of lease	21,470	17,221

		211,742	195,044
Accumulated depreciation		(142,897)	(130,119)
Land		1,484	1,118
Construction in progress		5,584	2,655

		$75,913	$68,698

Depreciation expense was $19,271,000, $17,942,000 and $17,012,000 in 2010, 2009 and 2008, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	October 3, 2010		September 27, 2009		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$99,747	$(46,637)	$73,914	$(35,505)	2 to 15
Customer relationships	40,220	(6,436)	17,015	(2,574)	4 to 15
Backlog	9,880	(6,029)	6,400	(4,972)	1 to 2
Other	3,183	(1,585)	2,060	(1,055)	5

	$153,030	$(60,687)	$99,389	$(44,106)

Non-amortizing intangible assets
Goodwill	$270,832		$222,731

During 2010, goodwill increased related to the acquisitions of White Electronic, Arxan Defense Systems, Inc. and VT Silicon, in the amounts of $45,562,000, $1,598,000 and $941,000, respectively.

During 2009, goodwill increased related to the Microsemi Corp. – Power Management Group, Microsemi Corp. – RF Integrated Solutions and Nexsem, Inc. acquisitions in the amounts of $9,777,000, $12,304,000 and $786,000, respectively. In addition, we reduced goodwill by $1,413,000 for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets in 2010, 2009 and 2008 was $20,165,000, $15,203,000 and $11,828,000, respectively. Estimated amortization in each of the five succeeding years is as follows (amounts in thousands):

	Fiscal Year
	2011	2012	2013	2014	Thereafter
Amortization expense	$21,259	$16,246	$15,409	$12,875	$26,554

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	October 3, 2010	September 27, 2009
Payroll, bonus, vacation, sick and other employee benefits	$18,021	$14,275
Restructuring	5,832	8,256
Other	13,199	16,046

	$37,052	$38,577

7.	INCOME TAXES

Pretax income (loss) was generated from the following sources (amounts in thousands):

	For each of the three fiscal years in the period ended on or about October 3, 2010
	2010	2009	2008
Domestic	$(19,878)	$(61,840)	$14,370
Foreign	74,909	52,966	52,101

Total	$55,031	$(8,874)	$66,471

The provision for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended on or about October 3, 2010
	2010	2009	2008
Current:
Federal	$(17,830)	$(10,791)	$12,292
State	533	1,227	3,260
Foreign	7,345	6,733	6,040
Deferred
Federal	5,352	13,708	(4,431)
State	373	7,293	(700)
Foreign	220	(221)	356

	$(4,007)	$17,949	$16,817

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a benefit for income taxes of $4,007,000 on pretax income of $55,031,000 in 2010 compared to a provision for income taxes of $17,949,000 on a pre-tax loss of $8,874,000 in 2009. We had cumulative operating losses over the three years ended in 2009 for our U.S. operations. During the fourth quarter of 2009, we determined that it was more likely than not that the benefits of certain U.S. deferred tax assets would not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carry back our U.S. operating losses, tax credits and reversing temporary differences to recover previously paid taxes. Based on this assessment, we determined that a valuation allowance was required for the deferred tax assets related to our U.S. operations that could not be carried back to recover previously paid taxes. Accordingly, we recorded a $28,446,000 valuation allowance on a substantial portion of our U.S. deferred tax assets, which was included in the total tax provision of $17,949,000.

During fiscal year 2010 we decreased the valuation allowance by $15,616,000 primarily due to the utilization of certain foreign net operating losses and the recording of the deferred tax liability related to the acquisition of White Electronic Designs Corporation. As referenced in the subsequent events footnote to our consolidated financial statements, we acquired Actel Corporation in November 2010, and as a result, we anticipate that we may record a deferred tax liability related to the acquired intangible assets, and; therefore, release a portion or all of the remaining valuation allowance on our domestic deferred tax assets. In addition, due to historical and projected levels of foreign income, we anticipate that we may release a portion or all of the remaining valuation allowance on our foreign deferred tax assets.

We have state net operating losses (“NOLs”) of approximately $28,361,000 that begin expiring in 2014, foreign NOLs of approximately $62,441,000 that carryforward indefinitely, federal and state research and experimentation credits of approximately $5,369,000 and $14,022,000, respectively; and federal and state enterprise zone credits of approximately $536,000 and $186,000, respectively, that have an indefinite carry forward.

The utilization of the NOL’s and credits acquired with the Advance Power Technology, Inc. which we acquired in fiscal year 2006, and renamed Microsemi Corp. – Power Products Group (“PPG”) as well as the NOL’s and credits acquired with White Electronic which we acquired in fiscal year 2010, will be subject to limitations due to ownership changes. At this time, based upon the purchase price of PPG and White Electronic, we do not believe that these limitations will affect the utilization of the NOL’s.

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2010 and 2009, these undistributed earnings aggregated approximately $191,402,000 and $116,494,000, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended October 3, 2010
	2010	2009	2008
Tax computed at federal statutory rate	$19,261	$(3,107)	$23,264
State taxes, net of federal impact	2,147	(2,495)	578
Foreign income taxed at different rates	(14,621)	(22,969)	(14,042)
Tax credits	(3,025)	(1,899)	(512)
Stock award compensation	3,288	3,225	3,183
Unrecognized tax benefits	2,325	3,298	1,020
Imputed interest	61	335	—
Executive compensation	1,312	1,558	—
Other differences, net	861	614	(345)
Valuation allowance	(15,616)	39,389	3,671

	$(4,007)	$17,949	$16,817

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	October 3, 2010	September 27, 2009
Accounts receivable, net	$1,161	$1,371
Inventories	10,313	13,384
Accrued employee benefit expenses	2,603	1,778
Net operating losses	16,840	22,587
Tax credits	12,319	7,655
Accrued other expenses	4,343	9,695
Deferred equity compensation	8,683	9,424
Property and equipment, net	1,403	—
Other assets	3,826	2,664

Total deferred tax assets	61,491	68,558

Intangible assets	(30,781)	(15,928)
Property and equipment, net	—	(358)

Total deferred tax liabilities	(30,781)	(16,286)

Less valuation allowance	(37,604)	(53,220)

	$(6,894)	$(948)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	October 3, 2010	September 27, 2009	September 28, 2008
Beginning gross unrecognized tax benefits	$16,431	$12,819	$12,713
Additions based on tax positions related to the current year	4,757	2,411	2,532
Additions based on current year acquisitions	349	—	—
Additions based on tax positions of prior years	2,408	2,236	1,541
Reductions for lapses and settlements	(2,226)	(1,035)	(3,967)

Ending gross unrecognized tax benefit	$21,719	$16,431	$12,819

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended October 3, 2010 and September 27, 2009, we recognized approximately $216,000 and $757,000, respectively, in interest and penalties. The cumulative interest and penalties at October 3, 2010 and September 27, 2009 were $3,497,000 and $3,281,000, respectively.

Unrecognized tax benefits of $23,136,000 at October 3, 2010 would impact the effective tax rate if recognized. We anticipate a decrease in gross unrecognized tax benefits of approximately $3,705,000 within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.

We file U.S. state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2010 generally remain subject examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 to 2010 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of (amounts in thousands):

	October 3, 2010	September 27, 2009
Capital leases	$3,244	$3,300
Other long-term liabilities:
Unrecognized tax benefits	14,110	15,475
Deferred tax liabilities	19,513	11,645
Accrued retirement	3,813	3,370
Environmental	314	357
Other	1,570	294

Total long-term liabilities	42,564	34,441
Current portion	(444)	(431)

Long-term portion	$42,120	$34,010

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease a building in Santa Ana, California, under a long-term capital lease obligation. We also lease certain equipment under a capital lease with terms ranging from one to three years. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets. Other long-term liabilities include environmental reserves and statutory and supplemental retirement benefits.

Payments for capital lease obligations and other long-term liabilities, including the current portion, that are due in each of five succeeding years are as follows, (amounts in thousands):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter
Capital leases	$355	$303	$297	$293	$293	$1,703
Other long-term liabilities	89	139	39	19	19	5,392

Total	$444	$442	$336	$312	$312	$7,095

9.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

For 2010, 2009 and 2008, total compensation expense for stock awards amounted to $25,277,000, $26,933,000 and $20,973,000, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense for stock awards were calculated based on the date of grant or conversion using the Black-Scholes option pricing model. Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
Fiscal Year Ended		Exercise Price	Fair Value
October 3, 2010
Option grants	27,601	$13.87	$5.25	0.2%	0.0%	0.5	34.3%
Restricted stock awards	1,399,589		$14.99
September 27, 2009
Option grants	8,800	$21.32	$6.35	1.9%	0.0%	3.0	41.3%
Restricted stock awards	1,370,667		$20.70
September 28, 2008
Option grants	2,295,340	$26.76	$7.57	3.6%	0.0%	2.7	38.3%
Restricted stock awards	515,672		$28.40

During 2010, 27,601 stock options and 2,039 restricted stock units were assumed grants related to the acquisition of White Electronic. Options are granted at exercise prices equal to the closing price of our common stock on the date of grant. Restricted stock awards are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Options and restricted stock awards are subject to forfeiture if length of service requirements are unmet. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

Activity and price information related to stock options are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding September 30, 2007	11,808,363	$18.05
Granted	2,295,340	26.76
Exercised	(1,993,554)	13.22
Expired or Canceled	(338,099)	23.97

Outstanding September 28, 2008	11,772,050	$20.39
Granted	8,800	21.32
Exercised	(276,487)	10.34
Expired or Canceled	(841,377)	22.60

Outstanding September 27, 2009	10,662,986	$20.48
Granted	27,601	13.87
Exercised	(464,458)	10.35
Expired or Canceled	(999,971)	23.43

Outstanding October 3, 2010	9,226,158	$20.65

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options exercisable under the Plan were 8,901,189, 8,387,761 and 7,387,940 at October 3, 2010, September 27, 2009 and September 28, 2008, respectively, at weighted-average exercise prices of $20.58, $19.66 and $18.96, respectively. The total intrinsic value of options exercised during the 2010, 2009 and 2008 was $2,683,000, $995,000 and $24,145,000, respectively.

Intrinsic value and weighted-average remaining life related to outstanding and unvested stock options are as follows (intrinsic value in thousands):

	Intrinsic Value	Weighted- Average Remaining Life
September 28, 2008
Outstanding	$78,853	5.4
Unvested	$24,501	4.8
September 27, 2009
Outstanding	$11,356	4.3
Unvested	$180	3.9
October 3, 2010
Outstanding	$13,156	3.4
Unvested	$—	3.4

During 2008, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 16,667 shares with restrictions that lapse annually in nearly equal amounts over two years, 175,000 shares with restrictions that lapse in the amounts of 50,000 after one year, 100,000 after two years and 175,000 after three years and 275,005 shares with restrictions that lapse annually over three years. During 2009, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 100,000 shares with restrictions that lapse in the amounts of 25,000 after one year and 75,000 after two years with remaining grants issued with restrictions that lapse annually over three years. During 2010, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 100,000 shares with restrictions that lapse in the amounts of 40,000 after one year and 60,000 after two years with remaining grants issued with restrictions that lapse annually over three years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows:

	Restricted Stock Awards	Weighted- Average Grant Price
Outstanding and Unvested September 30, 2007	149,731	$19.96
Granted	515,672	28.40
Vested	(70,233)	24.57
Canceled	(1,641)	17.88

Outstanding and Unvested September 28, 2008	593,529	$26.75
Granted	1,370,667	20.70
Vested	(313,136)	24.58
Canceled	(31,364)	18.49

Outstanding and Unvested September 27, 2009	1,619,696	$22.21
Granted	1,399,589	14.99
Vested	(1,059,469)	22.09
Canceled	(43,539)	16.37

Outstanding and Unvested October 3, 2010	1,916,277	$17.14

At October 3, 2010, unamortized compensation expense related to unvested options and restricted stock awards, net of estimated forfeitures, was approximately $21,853,000. The weighted average period over which compensation expense related to these grants will be recognized is 1.3 years.

Remaining shares available for grant at October 3, 2010, September 27, 2009 and September 28, 2008 under the Plan were 4,380,000, 3,985,000 and 3,461,000, respectively.

Cash Bonus Plan

Our Cash Bonus Plan, first adopted by the Board of Directors in fiscal year 1984, covers substantially all full-time employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $7,300,000, $2,600,000 and $8,141,000 in 2010, 2009 and 2008, respectively.

401(k) Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. In 2008, we provided a match on an employee’s contribution. During the third quarter of 2009, we suspended the employer match and did not reinstate the match during 2010. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We do not match this supplemental contribution. We contributed $2,176,000 and $3,114,000 to this plan during 2009 and 2008, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

Payments due by period
Total	2011	2012	2013	2014	2015	Thereafter
$22,033	$6,531	$4,635	$3,681	$3,367	$2,606	$1,213

Lease expense charged to income was $7,804,000, $7,652,000 and $5,769,000 in 2010, 2009 and 2008, respectively.

Purchase Obligations

We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

Payments due by period
Total	2011	2012	2013	2014	2015	Thereafter
$38,394	$32,092	$6,302	$—	$—	$—	$—

Contingencies

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $530,000 of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5,300,000; accordingly, we recorded a one-time charge of $530,000 for this project in 2003. There has not been any significant development since September 28, 2003.

We are generally self-insured for losses and liabilities related to Workers’ Compensation and Employer’s Liability Insurance. Accrued workers’ compensation liability was $1,208,000 and $781,000 at October 3, 2010 and September 27, 2009, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts,

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental matters and matters related to compliance with governmental regulations. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact on us from these litigation matters could differ materially from those projected.

11.	RESTRUCTURING CHARGES AND SEVERANCE CHARGES

In 2005, we announced consolidation plans for our facility in Broomfield, Colorado (“Broomfield”). Broomfield ceased operations at the end of the third quarter of 2009. Substantially all accrued severance amounts related to Broomfield have been paid.

In 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), with production activities expected to cease in February 2011. Scottsdale currently has approximately 230 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 6% of net sales for the fiscal year ended October 3, 2010. At September 27, 2009, we had recorded severance accruals of $5,491,000 that are expected to be paid through 2012.

The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Other Associated Costs
Balance at September 27, 2009	$5,491	$—
Provisions	—	20
Cash expenditures	(1,367)	(20)

Balance at October 3, 2010	$4,124	$—

At September 27, 2009, we had recorded severance accruals of $2,186,000 from reductions in force at our various facilities other than Broomfield and Scottsdale. We recorded additional severance accruals related to provisions totaling $2,087,000 during the fiscal year ended October 3, 2010. These restructuring activities covered approximately 300 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at September 27, 2009	$2,186
Provisions	2,087
Cash expenditures	(2,188)
Other non-cash settlement	(443)

Balance at October 3, 2010	$1,642

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Security & Defense, Aerospace, Industrial & Alternative Energy, and Enterprise & Commercial. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	2010	2009	2008
Net Sales:
United States	$243,822	$215,611	$223,690
Europe	125,209	135,844	129,605
Asia	149,237	101,517	160,772

Total	$518,268	$452,972	$514,067

Security & Defense	$208,098	$170,653	$167,737
Aerospace	107,587	112,847	103,942
Enterprise & Commercial	116,369	70,102	135,450
Industrial & Alternative Energy	86,214	99,370	106,938

Total	$518,268	$452,972	$514,067

Long lived assets:
United States	$55,737	$51,874	$64,674
Europe	14,212	13,619	10,030
Asia	5,964	3,205	3,885

Total	$75,913	$68,698	$78,589

13.	REVOLVING CREDIT FACILITY

On October 5, 2009, we entered into a Credit Agreement with Bank of America, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility was scheduled to mature on October 5, 2012. The Revolving Credit Facility provided for a revolving line of credit of up to $50 million (the “Maximum Commitment”). The Revolving Credit Facility was available for direct borrowings and, subject to the Maximum Commitment, up to $20 million of the Revolving Credit Facility was available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility could be used for working capital and other lawful corporate purposes. The Company had as of October 3, 2010 no direct borrowings and $400,000 in letters of credit outstanding under the Revolving Credit Facility.

Interest accruing on the amount of direct borrowings under the Revolving Credit Facility was determined based upon the Company’s choice of either a Base Rate Loan or a Eurodollar Rate Loan. The interest rate per annum for Base Rate Loans was determined by reference to the higher of (1) the federal funds rate plus 0.50%, (2) the prime rate as announced by Bank of America, N.A. and (3) a LIBOR rate determined as provided in the

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility plus 1.50%, in each case plus an applicable margin. The applicable margin for Base Rate Loans was initially 1.50% per annum but could decrease to 1.25% or increase to 1.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA (as each such term is defined in the Revolving Credit Facility). Eurodollar Rate Loans bore interest at the Eurodollar Rate defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin for Eurodollar Rate Loans was initially 2.50% per annum but could decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the applicable commitment fee rate multiplied by the actual daily amount by which the Maximum Commitment exceeded the aggregate outstanding amount of all loans and all letter of credit obligations under the Revolving Credit Facility. The commitment fee rate was initially 0.50% per annum but could decrease to 0.40% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. The Company was also required to pay a quarterly letter of credit fee for each letter of credit based on the daily maximum amount available to be drawn under the letter of credit multiplied by the letter of credit fee rate. The letter of credit fee rate was initially 2.50% per annum but could decrease to 2.25% or increase to 2.75% based upon a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA.

The Revolving Credit Facility required the Company to maintain: (1) a minimum leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDA of 2.00:1.00, (2) a minimum Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) of not less than 3.00:1.00, and (3) a Consolidated Liquidity Ratio (as defined in the Revolving Credit Facility) of not less than 1.50:1.00. The Revolving Credit Facility also contained customary limitations on the Company’s ability to incur liens or indebtedness, make investments or certain restricted payments, merge with or acquire other companies, liquidate or dissolve, dispose of assets, substantially change the nature of the Company’s business, and engage in transactions with affiliates. Upon the occurrence of an event of default under the Revolving Credit Facility, the lender was permitted to cease making loans, terminate the Revolving Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Revolving Credit Facility specified a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment of principal and interest when due, failure to satisfy the covenants in the Revolving Credit Facility, including the financial covenants described above, default of certain other indebtedness, bankruptcy or insolvency and a change of control. As noted in the subsequent event footnote, on October 28, 2010, the Revolving Credit Facility was terminated and all letters of credit outstanding thereunder were cancelled in anticipation of the Company entering into the new credit facility described below.

14.	ACQUISITIONS AND DIVESTITURE

2009

In the first quarter of 2009, we entered into a stock purchase agreement in which we acquired all the shares of Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”).

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

	$11,400

In the third quarter of 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. The Defense and Security business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. This acquisition was integrated into a new entity – Microsemi Corp. – RF Integrated Solutions.

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

	$9,070

In the third quarter of 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of Nexsem, Inc. Nexsem, Inc. is a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. This acquisition was integrated into the existing operations of Microsemi Corp. – Analog Mixed Signal Group. The purchase consideration was $4,800,000 in cash, assumed $363,000 in liabilities and paid $18,000 in direct transaction fees and expenses. The purchase consideration was allocated based on the estimated fair values of assets acquired and liabilities assumed and we allocated $1,290,000 to customer relationships with a useful life of four years, $520,000 to complete technology with a use life of four years and backlog of $90,000 with a useful life of one year. We also expensed $1,310,000 related to the estimated fair value of in-process research and development.

In the fourth quarter of 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA in 2008. Proceeds from this transaction totaled $6,625,000, of which $500,000 was deposited with an escrow agent to be released one year subsequent to the transaction date. We sold accounts receivable, inventories, equipment, and intangible assets with net book values of $543,000, $1,973,000, $1,008,000 and $1,355,000, respectively, and reversed $41,000 in related net deferred expenses. In addition, we reduced goodwill by $1,413,000 for the pro-rata amount of goodwill allocable to the sale of SEMICOA assets. The pro-rata portion of goodwill adjusted for the disposition was based on the ratio of the relative fair value of the disposed business compared to the total fair value of our reporting unit on the transaction date. Direct transaction expenses related to the sale amounted to $358,000. We recorded a gain of $16,000 related to this divestiture.

2010

In the third quarter of 2010, Microsemi acquired all of the outstanding common stock of White Electronic Designs Corporation, a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aerospace markets. The transaction was structured as a cash tender offer at $7.00 per share that expired on April 27, 2010, by Rabbit Acquisition Corp. (“Rabbit”), a direct wholly-owned subsidiary of Microsemi, for all outstanding shares of White Electronic’s common stock, followed by a merger of Rabbit into White Electronic whereby White Electronic became a direct wholly-owned subsidiary of Microsemi. This transaction is expected to further Microsemi’s integrated solution offerings primarily in the defense and homeland security end market. We financed this transaction with our cash and cash equivalents.

The total estimated consideration as shown in the table below is allocated to White Electronic’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the acquisition. The preliminary estimated consideration is allocated as follows (in thousands):

Preliminary calculation of consideration:
Cash consideration to White Electronic stockholders	$165,648
Cash consideration paid on vested and non-assumed equity awards	1,657
Fair value of vested equity awards assumed by Microsemi	162

Total preliminary calculation of consideration	$167,467

Preliminary allocation of consideration:
Book value of White Electronic’s net assets	$85,199
Adjustments to historical net book value:
Inventories	262
Intangible assets	51,500
Adjustment to goodwill	45,562
Deferred tax liability	(15,056)

Total preliminary calculation of consideration	$167,467

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2010, we acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

The following pro forma data summarizes the results of operations for the fiscal years ended October 3, 2010 and September 27, 2009, as if the 2010 acquisitions had occurred on September 28, 2009 and

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 29, 2008. The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the dates indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that Microsemi believes are reasonable under the circumstances.

The unaudited pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, amortization expense of identified intangible assets, changes in stock compensation expense, foregone interest income and the related tax effect of these items (amounts in thousands, except per share data):

	Fiscal Year Ended
	October 3, 2010	September 27, 2009
Net sales	$549,234	$520,682
Net income (loss)	$32,862	$(34,099)
Net income (loss) per share
Basic	$0.41	$(0.42)
Diluted	$0.40	$(0.42)

15.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2010
	October 3, 2010	June 27, 2010	March 28, 2010	December 27, 2009
Net sales	$151,201	$136,017	$118,218	$112,832
Gross profit	$74,170	$65,772	$56,001	$52,268
Net income	$6,560	$33,032	$11,486	$7,960
Basic earnings per share	$0.08	$0.40	$0.14	$0.10
Diluted earnings per share	$0.08	$0.40	$0.14	$0.10

	Quarters ended in fiscal year 2009
	September 27, 2009	June 28, 2009	March 29, 2009	December 28, 2008
Net sales	$109,678	$107,007	$105,693	$130,594
Gross profit	$42,093	$45,169	$32,712	$60,433
Net income (loss)	$(31,261)	$7,842	$(16,612)	$13,208
Basic earnings (loss) per share	$(0.39)	$0.10	$(0.21)	$0.17
Diluted earnings (loss) per share	$(0.39)	$0.10	$(0.21)	$0.16

16.	SUBSEQUENT EVENTS

Credit Agreement

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425,000,000 senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375,000,000 and a revolving credit facility (the “Revolving Facility”) in an

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate principal amount of $50,000,000. The Facilities financed the acquisition of Actel Corporation and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. In connection with entering into the Credit Agreement, we terminated our existing Revolving Credit Facility with Bank of America, N.A.

We can request, at any time and from time to time, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $100,000,000, the proceeds of which can be used for working capital requirements and other general corporate purposes. MSSF will act as sole bookrunner, sole lead arranger and administrative agent.

Interest under the Facilities are, at our option, Base Rate (as defined below) or LIBOR, plus a margin ranging from 2.00% to 3.00% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 4.00% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The “Base Rate” for term loans is equal to 2.5% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.

We paid upfront fees or original issue discount equal to 1.00% of the aggregate principal amount of the loans on the initial funding date and commitment fees equal to 2.00% of the initial term loan and revolving loan commitments. Additionally, we expect to pay an undrawn commitment fee ranging from 0.25% to 0.75% depending on our consolidated leverage ratio, on the unused portion of the Revolving Facility. In connection with letters of credit issued under the Facilities, we are required to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving Facility on the face amount of such letter of credit.

Subject to certain customary exceptions, all of our obligations under the Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries whose assets or revenues exceed 5%, as the case may be, of the consolidated assets or revenues (the “Guarantors”). Other domestic subsidiaries will be required to become a Guarantor to the extent that domestic subsidiaries excluded from such guarantee obligation represent more than 15%, as the case may be, of the consolidated assets or revenues.

The Facilities are subject to certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings.

Acquisition

On October 2, 2010, we entered into an Agreement and Plan of Merger by and among Artful Acquisition Corp., a California corporation and a wholly owned subsidiary of Microsemi (“Purchaser”), and Actel Corporation, a California corporation (“Actel”), pursuant to which, and on the terms and subject to the conditions thereof, Purchaser commenced a cash tender offer (the “Offer”) on October 4, 2010 to purchase all of the outstanding shares of Actel’s common stock, par value $0.001 per share, together with the associated preferred stock purchase rights issued in connection with and subject to the Preferred Stock Rights Agreement dated as of October 17, 2003, between Actel and Wells Fargo Bank, N.A., as amended (such rights together with the shares

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common stock, the “Shares”), or such reduced amount of Shares as described therein, at a purchase price of $20.88 per Share, net to the tendering shareholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”).

At 12:00 midnight, New York City time, on November 1, 2010, the Offer expired. Based on information provided by Wells Fargo Bank, N.A., the depositary for the Offer, a total of 23,099,124 Shares (excluding Shares tendered by notice of guaranteed delivery), representing approximately 87.9% of the outstanding Shares, were validly tendered and not withdrawn as of the expiration of the Offer. On November 2, 2010, Purchaser accepted for payment all Shares validly tendered and not withdrawn prior to the expiration of the Offer. Based on the Per Share Amount and the number of Shares validly tendered and accepted for payment (including approximately 860,000 Shares tendered by notice of guaranteed delivery) at the expiration of the Offer, as of November 2, 2010, the value of the Shares purchased by Purchaser in connection with the Offer was approximately $500 million. Microsemi has funded the purchase of the tendered Shares from cash on hand and from the Credit Agreement.

On November 2, 2010, Purchaser exercised its option to purchase Shares pursuant to the terms and conditions of the Merger Agreement (the “Top-Up Option”), to acquire 7,000,000 newly issued Shares at a purchase price per Share equal to the Per Share Amount. As a result, Purchaser then owned more than 90% of the outstanding Shares (excluding Shares tendered by notice of guaranteed delivery and not yet delivered).

On November 2, 2010, pursuant to the terms and conditions of the Merger Agreement, Purchaser was merged with and into Actel with Actel continuing as the surviving corporation and as a wholly owned subsidiary of Microsemi. At the effective time of the Merger, each Share outstanding (other than Shares owned by Actel, Microsemi, Purchaser, or any direct or indirect wholly owned subsidiary of Microsemi or Actel, or held by shareholders who properly demand and perfect dissenters’ rights under California law) was converted into the right to receive the Per Share Amount.

MICROSEMI CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 28, 2008	$1,424	$307	$—	$—	$1,731

September 27, 2009	$1,731	$712	$—	$(141)	$2,302

October 3, 2010	$2,302	$425	$—	$(749)	$1,978

Tax valuation allowance
September 28, 2008	$10,160	$3,671	$—	$—	$13,831

September 27, 2009	$13,831	$39,389	$—	$—	$53,220

October 3, 2010	$53,220	$(15,616)	$—	$—	$37,604

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

As of October 3, 2010, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2010.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 3, 2010.

Management excluded White Electronic Designs Corporation from our assessment of internal control over financial reporting as of October 3, 2010 because it was acquired in a purchase business combination during the year ended October 3, 2010. The total assets and total revenues excluded represented approximately 5% of the related consolidated financial statement amounts as of and for the year ended October 3, 2010.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B. OTHER	INFORMATION

On November 2, 2010, Microsemi entered into a credit agreement with Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”), which consisted of a term loan facility in an aggregate principal amount of $375 million and a revolving credit facility in an aggregate principal amount of $50 million. The Credit Agreement replaced a credit agreement dated October 5, 2009 with Bank of America, N.A., which provided for a revolving line of credit of up to $50 million (the “Revolving Credit Facility”). The material terms of the Revolving Credit Facility are described in Note 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which description is incorporated herein by reference. The Revolving Credit Facility, which was scheduled to mature on October 5, 2012, was terminated on November 2, 2010, except for certain indemnity provisions in the Revolving Credit Facility, which by their terms expressly survive termination of the agreement.

PART III

Except to the extent set forth below, Items 10, 11, 12, 13 and 14 are omitted since the Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended October 3, 2010. The information required by those items will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading “Audit Matters.”

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
John W. Hohener
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated:      November 23, 2010

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	November 23, 2010

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2010

/s/ JOHN W. HOHENER John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 23, 2010

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	November 23, 2010

/s/ WILLIAM L. HEALEY William L. Healey	Director	November 23, 2010

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	November 23, 2010

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	November 23, 2010

/s/ PAUL F. FOLINO Paul F. Folino	Director	November 23, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of November 2, 2005 by and among Microsemi Corporation, APT Acquisition Corp. and Advanced Power Technology, Inc., including the following exhibits:
Form of Voting Agreement
Form of Non-Competition Agreement
Form of Lock-up Agreement
Form of Option Assumption Agreement
Exhibits omitted but to be made available to the SEC at the SEC’s request:
Form of Employment Agreement
Form of Certificate of Merger
List of Parties to Ancillary Agreements(12)

2.1.1	Amendment No. 1 to Agreement and Plan of Merger dated April 25, 2006(17)

2.2	Agreement and Plan of Merger dated October 24, 2006 by and among Microsemi Corporation, PowerDsine Ltd. and Pinnacle Acquisition Ltd.(19)

2.3	Agreement and Plan of Merger, dated October 2, 2010, by and among Microsemi Corporation, Artful Acquisition Corp. and Actel Corporation(29)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(4)*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.2.1	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock(13)

3.3	Amended and Restated Bylaws of Microsemi Corporation(23)*

4.1	Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, as Rights Agent, and the exhibits thereto(3)

4.1.1	Amendment No. 1 dated December 16, 2005 to Rights Agreement dated December 22, 2000 between Microsemi Corporation and Mellon Investor Services, LLC, as Rights Agent, and the exhibits thereto(13)

4.2	Specimen certificate for the shares of common stock of Microsemi Corporation(13)

10.1	Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995, as amended by Amendments Nos. 1 and 2(2)*

10.1.1	Amendments Nos. 3, 4 and 5 to Advanced Power Technology Stock Option Plan dated December 31, 1995, as amended(8)*

10.1.2	Form of Non-Qualified Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(18)*

10.1.3	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Stock Option Plan dated December 31, 1995(18)*

10.2	Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(9)*

10.2.1	Form of Incentive Stock Option Letter Agreement under the Advanced Power Technology, Inc. Equity Incentive Plan dated May 3, 2005(18)*

10.3	Form of Option Assumption Agreement, entered into between Microsemi Corporation and each of the holders of Advanced Power Technology, Inc. options assumed by Microsemi Corporation(18)*

10.4	Microsemi Corporation 1987 Stock Plan, and amendments thereto(10)*

Exhibit Number	Description

10.4.1	Form of Employee Stock Option Agreement prior to August 17, 2004(7)*

10.4.2	Form of Employee Stock Option Agreement from and after August 17, 2004(7)*

10.4.3	Form of Employee Stock Option Agreement from and after September 26, 2005(11)*

10.4.4	Form of Employee Stock Option Agreement from and after February 22, 2006(14)*

10.4.5	Form of Employee Stock Option Agreement from and after March 28, 2006(16)*

10.4.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(7)*

10.4.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(14)*

10.4.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(5)*

10.4.9	Form of Amendment of Eligible Unvested Options(10)*

10.4.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(20)*

10.4.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(21)*

10.4.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(21)*

10.4.13	Summary of Automatic Annual Additions under 1987 Stock Plan(20)*

10.5	Microsemi Corporation 2008 Performance Incentive Plan(22)*

10.5.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan(25)*

10.5.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan(25)*

10.6	Microsemi Corporation Cash Bonus Plan(25)*

10.7	Microsemi Corporation 2007 Executive Cash Bonus Plan(20)*

10.8	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation(25)*

10.8.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreement(26)*

10.8.2	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(27)*

10.9	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (27)*

10.10	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(27)*

10.11	Supplemental Executive Retirement Plan(1)*

10.12	Supplemental Medical Plan(7)*

10.13	Summary of Compensation Arrangements for Named Executive Officers †

10.14	Directors’ Compensation Policy †

10.15	Board Member Retirement Process(6)*

10.16	Form of Officers and Directors Indemnification Agreement(23)*

10.17	Motorola-Microsemi PowerMite® Technology Agreement(14)

10.18	Credit Agreement, dated as of October 5, 2009 between Microsemi Corporation and Bank of America, N.A. (28)

10.19	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(15)

Exhibit Number	Description

10.20	Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein(30)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2009†

101	The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended October 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Previously filed by Advanced Power Technology, Inc. (File No. 1-16047) on June 2, 2000 as Exhibit 10.1 to its Registration Statement on Form S-1 (Registration No. 333-38418) and incorporated herein by reference.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Registration Statement on Form 8-A12G (File No. 0-08866) as filed with the Commission on December 29, 2000.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on August 29, 2001.
(5)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(8)	Previously filed by Advanced Power Technology, Inc. on March 8, 2005 as Exhibit 10.21 to its Annual Report on Form 10-K (File No. 1-16047) and incorporated herein by reference.
(9)	Previously filed by Advanced Power Technology, Inc. on May 6, 2005 as Exhibit 10.35 to its Current Report on Form 8-K (File No. 1-16047) and incorporated herein by reference.
(10)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.

(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 7, 2005.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on April 27, 2006.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Post-Effective Amendment No. 2 to Form S-4 on Form S-8 (Reg. No. 333-135678) as filed with the Commission on July 10, 2006.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 30, 2006.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(21)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(22)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on January 18, 2008.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(24)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 13, 2008.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(26)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(27)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(28)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 7, 2009.
(29)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 4, 2010.
(30)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.