Form 10-Q
period 2011-01-02
MICROSEMI CORP
filed 2011-02-10
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 2, 2011

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 25, 2011 was 85,752,353.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION

WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business and operating results, including those made under the heading “Item 1A. RISK FACTORS” included below in this Quarterly Report on Form 10-Q, as well as in our other reports filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates will necessarily prove correct or that all of our objectives or plans will necessarily be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited consolidated income statements for the quarter ended January 2, 2011 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the quarter ended January 2, 2011, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of January 2, 2011 and October 3, 2010, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

		January 2, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents		$203,419	$199,950
Accounts receivable, net of allowance for doubtful accounts of $2,278 and $1,978 at January 2, 2011 and October 3, 2010, respectively		114,600	78,722
Inventories		160,394	126,151
Deferred income taxes		12,620	12,620
Other current assets		33,054	14,726

Total current assets		524,087	432,169

Property and equipment, net		90,678	75,913
Goodwill		514,062	270,832
Other intangible assets, net		314,673	92,343
Other assets		35,040	8,629

TOTAL ASSETS	$	1,478,540	$879,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$39,271	$33,827
Accrued liabilities		94,026	37,052
Current maturity of long-term liabilities		4,230	444

Total current liabilities		137,527	71,323

Long term amounts on credit facility		374,926	—
Deferred income taxes		112,751	19,513
Other long term liabilities		48,648	22,607

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued		—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 85,889 and 83,240 at January 2, 2011 and October 3, 2010, respectively		17,178	16,648
Capital in excess of par value of common stock		582,667	543,628
Retained earnings		204,417	205,713
Accumulated other comprehensive income		426	454

Total stockholders’ equity		804,688	766,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$	1,478,540	$879,886

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	January 2, 2011	December 27, 2009
Net sales	$184,351	$112,832
Cost of sales	89,322	60,564

Gross profit	95,029	52,268

Operating expenses:
Selling, general and administrative	46,330	25,813
Research and development	23,971	11,805
Amortization of intangible assets	12,071	3,883
Restructuring and severance charges	6,334	295

Total operating expenses	88,706	41,796

Operating income	6,323	10,472

Other income (expense):
Interest income	102	91
Interest expense	(3,256)	(112)
Other expense, net	(17,950)	(157)

Total other income (expense)	(21,104)	(178)

Income (loss) before income taxes	(14,781)	10,294
Provision (benefit) for income taxes	(13,485)	2,334

NET INCOME (LOSS)	$(1,296)	$7,960

Earnings (loss) per share:
Basic	$(0.02)	$0.10

Diluted	$(0.02)	$0.10

Common and common equivalent shares outstanding:
Basic	82,716	81,505

Diluted	82,716	82,117

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	January 2, 2011	December 27, 2009
Cash flows from operating activities:
Net income (loss)	$(1,296)	$7,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,946	8,506
Provision for doubtful accounts	300	205
Equity-based compensation	7,278	6,736
Excess tax benefit—equity awards	(2,088)	(145)
Effect of fair value option on credit facility issuance costs	13,424	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,766	(9,404)
Inventories	(2,076)	4,260
Other current assets	(13,007)	10,651
Other assets	130	(172)
Deferred income taxes	(522)	(494)
Accounts payable and accrued liabilities	(18,553)	(7,873)
Income taxes payable	(1,893)	(145)
Other long term liabilities	5,215	(8)

Net cash provided by operating activities	9,624	20,077

Cash flows from investing activities:
Proceeds from redemption of available for sale auction rate securities	—	10,000
Purchases of property and equipment	(5,746)	(3,234)
Changes in other assets	—	(210)
Payments for acquisitions, net of cash acquired	(380,979)	(100)

Net cash (used in) provided by investing activities	(386,725)	6,456

Cash flows from financing activities:
Repayments of credit facility	(50,000)	(10,000)
Borrowings on credit facility	425,000	—
Credit facility issuance costs	(13,424)	—
Excess tax benefit—equity awards	2,088	145
Exercise of stock options	16,906	1,475

Net cash provided by (used in) financing activities	380,570	(8,380)

Net increase in cash and cash equivalents	3,469	18,153
Cash and cash equivalents at beginning of period	199,950	216,742

Cash and cash equivalents at end of period	$203,419	$234,895

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification 825 (“ASC 825”) permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial assets for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25-3 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 14, we elected the fair value option in accounting for the term loan balance currently outstanding under our credit facility.

2. ACQUISITION

On October 2, 2010, we entered into an Agreement and Plan of Merger by and among Artful Acquisition Corp., a California corporation and a wholly owned subsidiary of Microsemi (“Purchaser”), and Actel Corporation, a California corporation (“Actel”), pursuant to which, and on the terms and subject to the conditions of which, Purchaser commenced a cash tender offer on October 4, 2010 to purchase all of the outstanding shares of Actel’s common stock, par value $0.001 per share, together with the associated preferred stock purchase rights issued in connection with and subject to the Preferred Stock Rights Agreement dated as of October 17, 2003, between Actel and Wells Fargo Bank, N.A., as amended (such rights together with the shares of common stock, the “Shares”), or such reduced amount of Shares as described therein, at a purchase price of $20.88 per Share, net to the tendering shareholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). On November 2, 2010, pursuant to the terms and conditions of the Merger Agreement, Purchaser was merged with and into Actel with Actel continuing as the surviving corporation and as a wholly owned subsidiary of Microsemi. At the effective time of the merger, each Share outstanding (other than Shares owned by Actel, Microsemi, Purchaser, or any direct or indirect wholly owned subsidiary of Microsemi or Actel, or held by shareholders who properly demand and perfect dissenters’ rights under California law) was converted into the right to receive the Per Share Amount. Actel is the leading supplier of low-power field-programmable gate arrays (“FPGAs”), mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We subsequently refer to Actel as Microsemi – SoC.

The total estimated consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control payments	16,859
Fair value of vested equity awards assumed by Microsemi	15,294

Total consideration	580,912

Preliminary allocation of consideration:
Book value of Actel’s net assets	189,608
Adjustments to historical net book value:
Inventories	7,567
Intangible assets	234,400
Deferred tax liability	(93,761)

Adjustment to goodwill	$243,098

Our purchase price allocation for the Actel acquisition is preliminary and there may be changes to the purchase price allocation based upon new information determined during the measurement period. The final purchase price allocation may materially change the allocation of the purchase price, which could materially affect the fair values assigned to the assets and liabilities.

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$152,000	8
Customer relationships	66,000	7
Backlog	12,400	1
Trade name	4,000	3

	$234,400

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to intangible assets may differ materially from this preliminary allocation. A $1.0 million increase or decrease in value allocated to completed technology, customer relationships, backlog and trade name would increase or decrease annual amortization expense by approximately $0.1 million, $0.1 million, $1.0 million and $0.3 million, respectively.

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

The useful lives of completed technology rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of the trade name was estimated based on the period in which a benefit could be ascribed to the Actel trade name.

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

The preliminary allocation of purchase price resulted in an allocation to goodwill. The goodwill allocated is not deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over the market capitalization of Actel immediately prior to the merger announcement.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•

Our belief that both companies are each committed to improving cost structures and that our combined efforts after the merger should result in a realization of cost savings and an improvement of overall efficiencies.

The following supplemental pro forma data summarizes the results of operations for the quarter ended January 2, 2011 and December 27, 2009, as if the acquisitions of Actel, White Electronic Designs Corporation (“White Electronic”), VT Silicon and Arxan Defense Systems, Inc. had occurred on September 29, 2008. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the dates indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro-forma data reports actual operating results, adjusted to include the pro-forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the quarter ended January 2, 2011 were adjusted to exclude $3.8 million in cost of goods sold from manufacturing profit in acquired inventory, $6.1 million in acquisition costs, and $13.4 million in credit facility issuance costs and supplemental pro forma earnings for the quarter ended December 27, 2009 were adjusted to included these items. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

Quarter Ended
	January 2, 2011	December 27, 2009
Net sales	$202,492	$ 178,565
Net income (loss)	$ 37,764	$ (53,826)
Net income (loss) per share
Basic	$ 0.46	$ (0.66)
Diluted	$ 0.45	$ (0.66)

3. INVENTORIES

Inventories were as follows (amounts in thousands):

	January 2, 2011	October 3, 2010
Raw materials	$43,649	$38,135
Work in progress	78,485	55,375
Finished goods	38,260	32,641

	$160,394	$126,151

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	January 2, 2011	October 3, 2010
Goodwill	$514,062	$270,832

Other intangible assets, net
Completed technology	$223,108	$53,110
Customer relationships	76,306	33,784
Backlog	10,820	3,851
Other	4,439	1,598

	$314,673	$92,343

The following table summarizes our estimated amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$52,149	$37,218	$34,031	$30,320	$160,955

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	January 2, 2011	October 3, 2010
Payroll, bonus, vacation, sick and other employee benefits	$23,897	$18,021
Restructuring and severance	8,027	5,832
Distributor credits	30,894	—
Other	31,208	13,199

	$94,026	$37,052

Distributor credits are related to amounts owed to distributors and assumed in connection with the acquisition of Microsemi – SoC. For certain distributor transactions, Microsemi – SoC would issue credits to distributors following a resale transaction. These credits do not affect the amounts invoiced on or collected from these distributor transactions.

6. COMMITMENTS AND CONTINGENCIES

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since September 28, 2003.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The Complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Actel infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have received an extension until February 28, 2011 to respond to the Complaint.

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

7. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Our comprehensive income (loss) consisted of net income (loss) and the change of the cumulative foreign currency translation. Accumulated other comprehensive income consisted of the cumulative foreign currency translation adjustment.

Total comprehensive income (loss) was calculated as follows (amounts in thousands):

	Quarter Ended
	January 2, 2011	December 27, 2009
Net income (loss)	$(1,296)	$7,960
Translation adjustment	(28)	(81)

Comprehensive income (loss)	$(1,324)	$7,879

8. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for equity awards outstanding during the respective periods. Earnings per share (“EPS”) for the respective periods were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended
	January 2, 2011	December 27, 2009
BASIC
Net income (loss)	$(1,296)	$7,960

Weighted-average common shares outstanding for basic	82,716	81,505

Basic earnings (loss) per share	$(0.02)	$0.10

DILUTED
Net income (loss)	$(1,296)	$7,960

Weighted-average common shares outstanding for basic	82,716	81,505
Dilutive effect of equity awards	—	612

Weighted-average common shares outstanding on a diluted basis	82,716	82,117

Diluted earnings (loss) per share	$(0.02)	$0.10

For the quarter ended December 27, 2009, approximately 7.9 million equity awards were excluded in the computation of diluted EPS as these equity awards would have been anti-dilutive.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows but may do so in the future depending on the terms included in revenue arrangements we entered into prospectively.

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

In December 2010, the FASB issued ASU No. 2010-29, which updates requirements on the disclosure of pro forma revenue and earnings following a business combination or series of business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (our fiscal year 2012). Early adoption is permitted and we have elected to adopt the provisions of this ASU. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

10. EQUITY-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The 2008 Plan replaced the 1987 Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of approximately 4.1 million shares of the Company’s common stock for delivery under awards that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an “Award”). The shares of common stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

The share limit under the 2008 Plan increases on the first day of each year for the first five consecutive years by an amount equal to the lowest of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7.5 million shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect of any “Full-Value Award” granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. “Full-Value Award” means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Quarter Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
January 2, 2011
Restricted stock awards and units	1,686,311		$ 20.96
Stock options and share appreciation rights	3,012,245	$13.88	$ 7.12	0.2%	0.0%	1.1	41.9%
December 27, 2009
Restricted stock awards	1,250,800		$14.89

In connection with the acquisition of Actel, we assumed Actel equity awards and converted them to Microsemi awards in accordance with the Agreement and Plan of Merger. In the quarters ended January 2, 2011 and December 27, 2009, equity-based compensation expense decreased operating income by $7.3 million and $6.7 million, respectively. Compensation expense for stock options and stock appreciation rights was calculated based on the grant or assumption date using the Black-Scholes pricing model. All stock appreciation rights we have issued are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards and units are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Equity awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Industrial & Alternative Energy, and Enterprise & Commercial. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended
	January 2, 2011	December 27, 2009
Net Sales:
United States	$112,459	$47,369
Europe	30,689	34,252
Asia	41,203	31,211

Total	$184,351	$112,832

Defense & Security	$69,843	$43,969
Aerospace	45,071	25,402
Enterprise & Commercial	33,636	25,861
Industrial & Alternative Energy	35,801	17,600

Total	$184,351	$112,832

Long lived assets by geographic area are as follows (amounts in thousands):

	January 2, 2011	October 3, 2010
Tangible long lived assets:
United States	$69,125	$55,737
Europe	14,333	14,212
Asia	7,220	5,964

Total	$90,678	$75,913

12. INCOME TAXES

For the quarters ended January 2, 2011 and December 27, 2009, we recorded an income tax benefit of $13.5 million and an income tax provision of $2.3 million, respectively. We evaluated our deferred tax assets and liabilities and reversed non-cash valuation allowances of approximately $10.7 million primarily due to additional deferred tax liabilities related to amortizable intangible assets we recorded from the Actel acquisition. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax benefits for the quarter ended January 2, 2011 were the combined calculated tax expenses and benefits for various jurisdictions.

We evaluate the need for a valuation allowance quarterly and at January 2, 2011, we had approximately $18.2 million of valuation allowance related to certain foreign operations. We will reverse valuation allowance on our foreign deferred tax assets in the period that we determine that such valuation allowance is no longer required.

We had gross unrecognized tax benefits including interest and penalties of approximately $27.0 million and $25.7 million related to various U.S. and foreign jurisdictions at January 2, 2011 and October 3, 2010, respectively. These amounts include approximately $3.8 million and $3.5 million of interest and penalties at January 2, 2011 and October 3, 2010, respectively. Unrecognized tax benefits of approximately $23.7 million and $23.1 million at January 2, 2011 and October 3, 2010, respectively, would impact the effective tax rate if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, based on anticipated settlements and federal and state statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $1.3 million within the next twelve months.

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

13. RESTRUCTURING AND SEVERANCE CHARGES

In 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), with production activities expected to cease in February 2011. Scottsdale currently has approximately 200 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 3% of net sales for the quarter ended January 2, 2011. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities, which are expected to be paid through 2012, in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$4,124
Provisions	—
Cash expenditures	(118)

Balance at January 2, 2011	$4,006

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance totaling $6.3 million for the quarter ended January 2, 2011. These restructuring activities covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	6,334
Cash expenditures	(3,927)
Other non-cash settlement	(93)

Balance at January 2, 2011	$3,956

14. CREDIT AGREEMENT AND RELATED INSTRUMENTS

Credit Agreement

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. We had, as of January 2, 2011, $375.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

We can request, at any time and from time to time, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $100.0 million the proceeds of which can be used for working capital requirements and other general corporate purposes. MSSF will act as sole bookrunner, sole lead arranger and administrative agent.

Interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 3.00% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 4.00% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.5% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding of $375.0 million under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 5.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.8 million annually.

In accordance with the terms of the Facilities, we pay an undrawn commitment fee ranging from 0.25% to 0.75% depending on our consolidated leverage ratio, on the unused portion of the Revolving Facility. In connection with letters of credit issued under the Facilities, we are required to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving Facility on the face amount of such letter of credit.

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

Fair Value Option

We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. We classify term loan balances currently outstanding under our Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. We determined the fair value of the currently outstanding term loan balance to be $378.8 million compared to a par value of $375.0 million, and as such, recorded expense charge of $3.8 million in other income (expense), net. Our valuation was based on a market quote and pricing of executed transactions provided to us by MSSF. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance costs of $13.4 million that we recorded in other income (expense), net.

Interest Rate Swap Agreements

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.85% for two years, $121.0 million at 2.10% for three years and $24.0 million at 2.42% for four years. We reflect the change in value of the swaps through other income or expense and for the quarter ended January 2, 2011, recorded a liability $0.7 million. We recorded the related expense in other income (expense), net. We classify interest rate swap balances as Level 2. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

OVERVIEW

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits (“IC) and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry’s most comprehensive portfolios of semiconductor technology. Committed to solving the most critical system challenges, our products include high-performance, high-reliability analog and radio frequency (“RF”) devices, mixed-signal integrated circuits, field programmable gate arrays (“FPGAs”) and customizable systems-on-chip (SoC”), and complete subsystems. We serve leading system manufacturers around the world in the defense, security, aerospace, enterprise, commercial, and industrial markets.

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Defense & Security, Aerospace, Enterprise & Commercial and Industrial & Alternative energy.

Our IC products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in notebook computers, data storage, wireless local area network (“LAN”), LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions with the intent of increasing our technology footprint in customers’ end designs. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry.

Recent industry leading innovations include:

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Microwave technology that gives defense and commercial radar systems the horsepower to operate over distances of 500 miles and more;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and power-over-ethernet (“PoE”) technology;

•	Millimeter-wave RF devices and systems that ensure fast and safe full-body security screening and higher resolution MRI systems;

•	LED driver products that enable better image quality and power savings in the latest big-screen LCD TVs and more efficient lighting solutions for solid state lighting;

•	Power ICs and devices enabling substantial panel and battery efficiency gains for solar electric systems and hybrid-powered vehicles;

•	Breakthrough plastic packaging technology for transient voltage suppression devices; and

•	Mixed-signal FPGAs with 100% temperature screening from –55 degrees C to +100 degrees C thus allowing for military, avionics and defense applications.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

January 2, 2011	October 3, 2010	June 27 2010	March 28, 2010	December 27, 2009
$184,351	$151,201	$136,017	$118,218	$112,832

Net sales increased $71.5 million or 63.4% between the quarters ended January 2, 2011 (“Q1 2011”) and December 27, 2009 (“Q1 2010”) to $184.4 million for Q1 2011 from $112.8 million for Q1 2010. Net sales grew in all of our end markets, with overall net sales growth primarily related to our acquisitions of Actel Corporation and White Electronic Designs Corporation, both of which occurred after Q1 2010.

On January 27, 2011, we announced that we expect that our consolidated net sales for the second quarter of fiscal year 2011, which includes a full quarter’s contribution from Microsemi - SoC, will increase between 10 to 13 percent, sequentially.

Operating income decreased $4.2 million to $6.3 million for Q1 2011 from $10.5 million from Q1 2010. In Q1 2011, we incurred $6.1 million in acquisition related costs. In addition, amortization expense increased $8.2 million to $12.1 million in Q1 2011 from $3.9 million in Q1 2010.

The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual ongoing cost savings of approximately $24 million from the elimination of redundant resources and related expenses and employee reductions. These ongoing costs savings exclude restructuring charges such as severance and termination benefits and for excess facilities. In addition, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we expect to complete substantially all of these activities prior to the closure of Scottsdale, finalizing the transfers of all qualifications is still pending. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we plan generally to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the anticipated longer-range savings.

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences from current and future consolidation activities may include various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

MARKETING

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide-semiconductor field-effect-transistors (“MOSFETs”), insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers and subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Aerospace – Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules and analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs, IGBTs and FPGAs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•

Industrial & Alternative Energy – Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators and PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

•

Enterprise & Commercial – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, FGPAs, multiple-in multiple-out (“MIMO”), light emitting diode (“LED”), cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, notebook computers, monitors, storage devices and televisions.

ACQUISITION

On October 2, 2010, we entered into a Merger Agreement, pursuant to which, and on the terms and subject to the conditions of which, Purchaser commenced a cash tender offer on October 4, 2010 to purchase all of the outstanding Shares of Actel, or such reduced amount of Shares as described therein, at a purchase price of $20.88 per Share, net to the tendering shareholder in cash, without interest and less any required withholding taxes. On November 2, 2010, pursuant to the terms and conditions of the Merger Agreement, Purchaser was merged with and into Actel with Actel continuing as the surviving corporation and as a wholly owned subsidiary of Microsemi. At the effective time of the merger, each Share outstanding (other than Shares owned by Actel, Microsemi, Purchaser, or any direct or indirect wholly owned subsidiary of Microsemi or Actel, or held by shareholders who properly demanded and perfected dissenters’ rights under California law) was converted into the right to receive the Per Share Amount. Actel is the leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We subsequently refer to Actel as Microsemi – SoC.

The total estimated consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$	548,759
Change in control payments		16,859
Fair value of vested equity awards assumed by Microsemi		15,294

Total consideration		580,912

Preliminary allocation of consideration:
Book value of Actel’s net assets		189,608
Adjustments to historical net book value:
Inventories		7,567
Intangible assets		234,400
Deferred tax liability		(93,761)

Adjustment to goodwill	$	243,098

Our purchase price allocation for the Actel acquisition is preliminary and there may be changes to the purchase price allocation based upon new information determined during the measurement period. The final purchase price allocation may materially change the allocation of the purchase price, which could materially affect the fair values assigned to the assets and liabilities.

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$ 152,000	8
Customer relationships	66,000	7
Backlog	12,400	1
Trade name	4,000	3

	$234,400

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to intangible assets may differ materially from this preliminary allocation. A $1.0 million increase or decrease in value allocated to completed technology, customer relationships, backlog and trade name would increase or decrease annual amortization expense by approximately $0.1 million, $0.1 million, $1.0 million and $0.3 million, respectively.

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

The useful lives of completed technology rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of the trade name was estimated based on the period in which a benefit could be ascribed to the Actel trade name.

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

The preliminary allocation of purchase price resulted in an allocation to goodwill. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over the market capitalization of Actel immediately prior to the merger announcement.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•

Our belief that both companies are each committed to improving cost structures and that our combined efforts after the merger should result in a realization of cost savings and an improvement of overall efficiencies.

RESTRUCTURING

In 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), with production activities expected to cease in February 2011. Scottsdale currently has approximately 200 employees and occupies a 135,000 square foot leased facility. Shipments from the Scottsdale facility accounted for approximately 3% of net sales for the quarter ended January 2, 2011. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities, which are expected to be paid through 2012, in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$4,124
Provisions	—
Cash expenditures	(118)

Balance at January 2, 2011	$4,006

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance totaling $6.3 million for the quarter ended January 2, 2011. These restructuring activities covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	6,334
Cash expenditures	(3,927)
Other non-cash settlement	(93)

Balance at January 2, 2011	$3,956

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 2, 2011 COMPARED TO THE QUARTER ENDED DECEMBER 27, 2009

Net sales increased $71.5 million or 63.4% to $184.4 million in Q1 2011 from $112.8 million in Q1 2010, primarily due to acquisitions that occurred after Q1 2010. Each end market was favorably impacted by the combined contribution of these two acquisitions. Net sales by end market is based on our understanding of end market uses of our products.

An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	January, 2 2011	December 27, 2009
Defense & Security	$69,843	$43,969
Aerospace	45,071	25,402
Enterprise & Commercial	33,636	25,861
Industrial & Alternative Energy	35,801	17,600

Total	$184,351	$112,832

Net sales in the Defense & Security end market increased $25.9 million to $69.8 million in Q1 2011 from $44.0 million in Q1 2010. Sales in this end market were favorably impacted by the contributions from products we added from recent acquisitions, as well as contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners and radar applications. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market increased $19.7 million to $45.1 million in Q1 2011 from $25.4 million in Q1 2010. The increase in net sales between Q1 2011 and Q1 2010 was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications have grown as generally these applications are in a less economically sensitive market and are expected to grow further as we develop power management ICs and DC/DC converter solutions. Including contributions from products we added from Microsemi – SoC, our dollar content opportunity now approaches $3 million per satellite on some high end satellite products. We believe that sales in this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Commercial end market increased $7.8 million to $33.6 million in Q1 2011 from $25.9 million in Q1 2010. As economic conditions have improved, net sales increased sequentially in recent quarters, driven by increased demand for PoE and wireless LAN products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We have also gained market share at Tier 1 suppliers and Tier 2 original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the television market, though sales into these larger customers have recently declined and were offset by gains with newer China-based manufacturers. During Q1 2011, we noted channel inventory rebalancing that affected our wireless LAN and PoE business; however, we believe that these, along with our DC-DC, lighting and RF power amplifier products will continue growing throughout the coming year. While this is our most economically sensitive end market, based on current and expected backlog, we expect that net sales in this end market will grow in the upcoming quarter.

Net sales in the Industrial & Alternative Energy end market increased $18.2 million to $35.8 million in Q1 2011 from $17.6 million in Q1 2010. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures, which negatively impacted sales in Q1 2010. In subsequent quarters, we believe that capital spending has increased and we have experienced sequential increases in net sales over the past several quarters. We have increased sales through new product introductions in solar, smart grid, wind power and general industrial product offerings. This growth has also been complimented by products we added from Microsemi – SoC. We expect that sales of our products in both conventional and alternative energy systems will increase. Accordingly, we expect that net sales in this end market will increase next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended
	January 2, 2011	December 27, 2009
Net Sales:
United States	$112,459	$47,369
Europe	30,689	34,252
Asia	41,203	31,211

Total	$184,351	$112,832

Gross profit increased $42.8 million to $95.0 million (51.5% of net sales) for Q1 2011 from $52.3 million (46.3% of net sales) for Q1 2010. Q1 2011 gross profit was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel.

Selling, general and administrative expense was $46.3 million for Q1 2011 compared to $25.8 million for Q1 2010. While selling, general and administrative expenses in 2011 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisition we added in the last year. Expenses in Q1 2011 also included $6.1 million in acquisition-related costs. We expect selling, general and administrative expenses to increase by $3.5 million to $4.5 million next quarter due to additional costs attributable to Microsemi – SoC, along with additional cost to support our continued growth prospects in the coming year.

Research and development expense was $24.0 million for Q1 2011 compared to $11.8 million in Q1 2010. The increase was in support of additional product development to support our organic growth and attributable to additional research and development activities from acquisitions we added in the last year. We expect research and development expense to increase by $3.5 million to $4.5 million next quarter primarily due to additional costs incurred attributable to Microsemi – SoC, along with some additional cost in our product development efforts as we intend to continue to make product investments that deliver continued organic growth.

Amortization of intangible assets was $12.1 million for Q1 2011 compared to $3.9 million in Q1 2010. The increases reflect additional amortization expense related to acquisitions consummated after Q1 2010.

Restructuring charges were $6.3 million in Q1 2011 compared to $0.3 million in Q1 2010. The difference primarily reflects restructuring activities after the acquisition of Microsemi – SoC and the timing of announcement or approval of restructuring actions.

Interest expense was $3.3 million in Q1 2011 and $0.1 million in Q1 2010 with the increase due substantially to interest on term loan borrowings under our Credit Agreement.

Other expense, net, was $18.0 million in Q1 2011. We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. We determined the fair value of the currently outstanding term loan balance to be $378.8 million compared to a par value of $375.0 million, and as such, recorded an expense of $3.8 million. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance costs of $13.4 million. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. We reflect the change in value of the swaps through other income or expense and for Q1 2011, recorded a liability and related expense of $0.7 million.

For Q1 2011 and Q1 2010, we recorded an income tax benefit of $13.5 million and an income tax provision of $2.3 million, respectively. We evaluated our deferred tax assets and liabilities subsequent to the acquisition of Actel Corporation and reversed non-cash valuation allowances of approximately $10.7 million. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax benefits for Q1 2011 were the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $203.4 million and $200.0 million in cash and cash equivalents at January 2, 2011 and October 3, 2010, respectively. In Q1 2011 and Q1 2010, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $9.6 million for Q1 2011 and $20.1 million at Q1 2010. In Q1 2011, operating cash was negatively impacted by the payments of $17.0 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $3.3 million in severance related to Actel.

A summary of net cash provided by operating activities for Q1 2011 and Q1 2010 are as follows (amounts in thousands):

	Q1 2011	Q1 2010
Net income (loss)	$(1,296)	$ 7,960
Depreciation and amortization	19,946	8,506
Provision for doubtful accounts	300	205
Deferred income taxes	(522)	(494)
Equity-based compensation	7,278	6,736
Effect of fair value option on credit facility issuance costs	13,424	—
Net change in working capital accounts	(34,721)	(2,828)
Net change in other assets and long term liabilities	5,215	(8)

Net cash provided by operating activities	$9,624	$20,077

Accounts receivable increased $35.9 million to $114.6 million at January 2, 2011 from $78.7 million at October 3, 2010. The increase in accounts receivable was primarily due to accounts receivable balances related to the acquisition of Actel. In addition, higher sales in the first quarter of 2011 compared to the first quarter of fiscal year 2010.

Inventories increased $34.2 million to $160.4 million at January 2, 2011 from $126.2 million at October 3, 2010. A majority of the increase was due to primarily to inventory balances related to the acquisition of Actel. The remaining increase was due to additional build in anticipation of the Scottsdale facility closure and increased inventory to support continued business growth.

Other current assets increased $18.4 million to $33.1 million at January 2, 2011 from $14.7 million at October 3, 2010. The increase was due to primarily to balances related to the acquisition of Actel.

Current liabilities increased $66.2 million to $137.5 million at January 2, 2011 from $71.3 million at October 3, 2010. The increase was due to primarily to balances related to the acquisition of Actel.

Net cash provided by (used in) investing activities was ($386.7) million for Q1 2011 and $6.5 million for Q1 2010. Net cash used in investing activities in Q1 2011 consisted of $381.0 million in cash payments, net of cash acquired, for the acquisition of Actel and $5.7 million in purchases of property and equipment. In Q1 2010, net cash provided by investing activities primarily consisted of $3.2 million in purchases of property and equipment offset by a $10.0 issuer redemption of auction rate securities.

Net cash provided by (used in) financing activities was $380.6 million in Q1 2011 and ($8.4) million in Q1 2010. In Q1 2011, net cash provided by financing activities primarily consisted of net borrowings of $375.0 under our Credit Agreement and $19.0 million related to proceeds from equity awards, offset by $13.4 million in credit facility issuance costs. In Q1 2010, net cash used in financing activities consisted of a $10.0 million reduction in the auction rate securities credit facility offset by $1.6 million related to proceeds from equity awards.

On November 2, 2010, we entered into a Credit Agreement pursuant to which MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. We had as of January 2, 2011, $375.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

We can request, at any time and from time to time, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $100.0 million the proceeds of which can be used for working capital requirements and other general corporate purposes. MSSF will act as sole bookrunner, sole lead arranger and administrative agent.

Interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 3.00% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 4.00% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.5% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.

In accordance with the terms of the Facilities, we pay an undrawn commitment fee ranging from 0.25% to 0.75% depending on our consolidated leverage ratio, on the unused portion of the Revolving Facility. In connection with letters of credit issued under the Facilities, we are required to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to LIBOR-based loans under the Revolving Facility on the face amount of such letter of credit.

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

The Facilities are subject to certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings. We are currently in compliance with all covenants of the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these unaudited consolidated financial statements, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

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

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 40% of total net sales in 2010 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

Interest under the Credit Agreement is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 3.00% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 4.00% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. LIBOR-based borrowings for term loans are subject to minimum LIBOR of 1.50%. The Base Rate for term loans is equal to 2.5% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b) 1 / 2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding of $375.0 million under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 5.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.8 million annually.

We have entered into interest rate swap agreements to hedge a portion of our exposure to interest rate risks related to our Credit Agreement. In connection with our Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of Microsemi’s variable rate borrowings. The cash flows received under the interest rate swap agreements will offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.85% for two years, $121.0 million at 2.10% for three years and $24.0 million at 2.42% for four years. The current principal amount outstanding on the Credit Agreement is $375.0 million.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2011.

(b)	Changes in internal control over financial reporting.

During the first quarter of fiscal year 2011, we acquired Actel Corporation and currently expect to complete the incorporation of Actel’s operations into our control environment in our current fiscal year. During the first quarter of fiscal year 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 23, 2010 for our fiscal year ended October 3, 2010, we reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation, and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The Complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Actel infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have received an extension until February 28, 2011 to respond to the Complaint.

Item 1A.	RISK FACTORS

There have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 23, 2010. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.

We are closing and have closed, combined, sold or disposed of certain subsidiaries or divisions, which in the past has reduced our sales volume and resulted in significant restructuring costs.

In September 2009, we approved consolidation plans that will result in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”) around February 2011. Scottsdale represented approximately 6% of our annual net sales in fiscal year 2010, currently has approximately 200 employees and operates in a 135,000 square foot leased facility. The consolidation of Scottsdale is expected to result, subsequent to its completion, in annual ongoing cost savings of approximately $24 million from the elimination of redundant resources and related expenses and employee reductions. These ongoing costs savings exclude restructuring charges such as severance and termination benefits and for excess facilities. In addition, we face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. While we expect to complete these activities prior to the closure of Scottsdale, finalizing the transfers of all qualifications is still pending. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we plan generally to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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

We may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences from current and future consolidation activities may include various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business, such as occurred with our attempt to acquire SEMICOA. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial & Alternative Energy end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities under a new administration. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future. Microsemi’s aggregate net sales to the Defense & Security end market represented approximately 40% of total net sales in 2010. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. The timing and amount of an increase, if any, in defense-related business is uncertain. In the past, expected increases in defense-related spending have occurred at a rate that has been slower than expected. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could also become subject to lawsuits in which it is alleged that we or companies we have acquired have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any. Litigation in connection with our intellectual property, whether instituted by us or others, could be very costly and distract management and other resources from our business. We are currently involved in certain patent litigation to protect our patents and patent rights, which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible that these costs could have a negative effect on our future results.

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

There is at any time a risk that our products may be found to be defective or to contain, without the customer’s knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace, defense, and industrial businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform our customers about each of our finished goods’ relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since September 28, 2003.

Litigation could adversely impact our consolidated financial position.

We are and have been involved in various litigation matters, including from time to time, litigation relating to employment matters, commercial transactions, intellectual property matters, contracts, environmental matters and matters related to compliance with governmental regulations. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses incurred in connection with a legal claim or proceeding, could have a material adverse effect on our consolidated financial position or results of operations.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult an acquisition of Microsemi by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. These provisions include:

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

As previously described in Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 7, 2009, which description is incorporated by reference herein, we entered into a credit agreement on October 5, 2009 with Bank of America, N.A. (the “Revolving Credit Facility”) that provided for a revolving line of credit of up to $50 million. We terminated the Revolving Credit Facility on October 28, 2010 prior to entering into our current Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein. We did not incur any material fees or penalties in connection with the termination.

Item 6.  EXHIBITS

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation of Microsemi Corporation, reflecting amendments through January 19, 2011†

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

10.1	Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010)

10.2	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. †

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 10, 2011	By:	/S/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation of Microsemi Corporation, reflecting amendments through January 19, 2011†

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

10.1	Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010)

10.2	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. †

†	Filed with this Report.