Form 10-Q
period 2011-04-03
MICROSEMI CORP
filed 2011-05-06
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2011

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 26, 2011 was 86,394,916.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION

WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

The unaudited consolidated income statements for the quarter and six months ended April 3, 2011 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the six months ended April 3, 2011, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of April 3, 2011 and October 3, 2010, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	April 3, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$217,297	$199,950
Accounts receivable, net of allowance for doubtful accounts of $1,859 and $1,978 at April 3, 2011 and October 3, 2010, respectively	97,786	78,722
Inventories	140,170	126,151
Deferred income taxes	14,349	12,620
Other current assets	30,030	14,726

Total current assets	499,632	432,169

Property and equipment, net	87,432	75,913
Goodwill	524,153	270,832
Other intangible assets, net	296,926	92,343
Other assets	34,219	8,629

TOTAL ASSETS	$1,442,362	$879,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,575	$33,827
Accrued liabilities	74,281	37,052
Current maturity of long-term liabilities	4,183	444

Total current liabilities	114,039	71,323

Credit facility	374,025	—
Deferred income taxes	113,219	19,513
Other long term liabilities	42,735	22,607

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 86,247 and 83,240 at April 3, 2011 and October 3, 2010, respectively	17,249	16,648
Capital in excess of par value of common stock	592,683	543,628
Retained earnings	187,473	205,713
Accumulated other comprehensive income	939	454

Total stockholders’ equity	798,344	766,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,442,362	$879,886

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net sales	$207,490	$118,218	$391,841	$231,050
Cost of sales	114,854	62,217	204,176	122,781

Gross profit	92,636	56,001	187,665	108,269

Operating expenses:
Selling, general and administrative	43,576	25,141	89,906	50,954
Research and development	28,182	12,054	52,153	23,859
Amortization of intangible assets	15,946	3,884	28,017	7,767
Restructuring and severance charges	13,286	250	19,620	545

Total operating expenses	100,990	41,329	189,696	83,125

Operating income (loss)	(8,354)	14,672	(2,031)	25,144

Other income (expense):
Interest income	89	55	191	146
Interest (expense)	(4,831)	(109)	(8,087)	(221)
Other (expense), net	(1,002)	(90)	(18,952)	(247)

Total other income (expense)	(5,744)	(144)	(26,848)	(322)

Income (loss) before income taxes	(14,098)	14,528	(28,879)	24,822
Provision (benefit) for income taxes	2,846	3,042	(10,639)	5,376

NET INCOME (LOSS)	$(16,944)	$11,486	$(18,240)	$19,446

Earnings (loss) per share:
Basic	$(0.20)	$0.14	$(0.22)	$0.24

Diluted	$(0.20)	$0.14	$(0.22)	$0.24

Common and common equivalent shares outstanding:
Basic	83,853	81,693	82,432	81,281

Diluted	83,853	82,473	82,432	81,975

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended
	April 3, 2011	March 28, 2010

Cash flows from operating activities:
Net income (loss)	$(18,240)	$19,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,978	17,074
Provision for doubtful accounts	(119)	243
Stock-based compensation	14,389	12,967
Excess tax benefit—stock awards	(3,042)	(181)
Loss on impairment of assets	1,940	—
Effect of fair value option on credit facility issuance and refinancing costs	14,218	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	19,999	(8,056)
Inventories	9,414	(3,205)
Other current assets	(10,072)	8,164
Other assets	1,222	(314)
Deferred income taxes	(1,063)	(986)
Accounts payable and accrued liabilities	(46,086)	3,884
Income taxes payable	(1,893)	—
Other long term liabilities	3,091	(134)

Net cash provided by operating activities	27,736	48,902

Cash flows from investing activities:
Proceeds from redemption of available for sale auction rate securities	—	15,000
Purchases of property and equipment	(12,227)	(6,372)
Changes in other assets	—	(313)
Payments for acquisitions, net of cash acquired	(380,847)	—

Net cash (used in) provided by investing activities	(393,074)	8,315

Cash flows from financing activities:
Repayments of auction rate securities credit facility	—	(15,000)
Repayments of credit facility	(50,938)	—
Borrowings on credit facility	425,000	—
Credit facility issuance and refinancing costs	(14,218)	—
Note payable	—	(981)
Excess tax benefit—stock awards	3,042	181
Stock settled tax withholdings	(1,343)	—
Proceeds from exercise of stock options	21,142	2,781

Net cash provided by (used in) financing activities	382,685	(13,019)

Net increase in cash and cash equivalents	17,347	44,198
Cash and cash equivalents at beginning of period	199,950	216,742

Cash and cash equivalents at end of period	$217,297	$260,940

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2011

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

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification 825 (“ASC 825”) permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25-3 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 14, we elected the fair value option in accounting for the term loan balance currently outstanding under our credit facility.

2. ACQUISITION

On November 2, 2010, we completed our acquisition of all of the outstanding shares of the common stock, par value $0.001 per share, together with the associated preferred stock purchase rights, of Actel Corporation, a California corporation (“Actel”), for $20.88 per share in cash pursuant to an Agreement and Plan of Merger dated October 2, 2010, among us, our wholly owned subsidiary Artful Acquisition Corp., a California corporation, and Actel. Actel is the leading supplier of low-power field-programmable gate arrays (“FPGAs”), mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We subsequently changed the name of this subsidiary to, and sometimes refer to it herein as, Microsemi – SoC.

The total consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control payments	16,859
Fair value of vested stock awards assumed by Microsemi	15,294

Total consideration	580,912

Allocation of consideration:
Book value of Actel’s net assets	182,670
Adjustments to historical net book value:
Inventories	5,494
Intangible assets	232,600
Deferred tax liability	(93,040)

Adjustment to goodwill	$253,188

During the quarter ended April 3, 2011, goodwill increased by $10.1 million as compared to the preliminary allocation reported in the prior quarter. The primary components of this change were decreases to the values allocated to inventory of $6.6 million, manufacturing profit in acquired inventory of $2.1 million, identifiable intangible assets of $1.8 million and accrued liabilities of $0.3 million and an increase in the value allocated to deferred tax liabilities of $0.7 million.

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$147,000	8
Customer relationships	68,000	7
Backlog	13,600	1
Trade name	4,000	3

	$232,600

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

The following supplemental pro forma data summarizes the results of operations for the six months ended April 3, 2011 and March 28, 2010, as if the acquisitions of Actel, White Electronic Designs Corporation (“White Electronic”), VT Silicon and Arxan Defense Systems, Inc. had occurred on September 29, 2008. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the dates indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the six months ended April 3, 2011 were adjusted to exclude $5.5 million in cost of goods sold from manufacturing profit in acquired inventory, $6.3 million in acquisition costs, and $14.2 million in credit facility issuance costs and supplemental pro forma earnings for the six months ended March 28, 2010 were adjusted to include these items. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Six Months Ended
	April 3, 2011	March 28, 2010
Net sales	$409,982	$363,099
Net income (loss)	$23,778	$(80,180)
Net income (loss) per share
Basic	$0.29	$(0.99)
Diluted	$0.28	$(0.99)

3. INVENTORIES

Inventories were as follows (amounts in thousands):

	April 3, 2011	October 3, 2010
Raw materials	$34,202	$38,135
Work in progress	69,322	55,375
Finished goods	36,646	32,641

	$140,170	$126,151

During the quarter ended April 3, 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations. Reflecting the unique challenges of manufacturing high-reliability military, aerospace and satellite components, we developed a multi-track qualification strategy in planning for the closure of the Scottsdale facility. Several of these tracks involved using die manufactured using Scottsdale processes and necessitated that we build bridge inventory as we transferred these processes to other Microsemi facilities. While a multi-track strategy was more costly, we believed that it minimized the potential for disruption to our customers. We were ultimately able to successfully qualify parts using a track that involved using die manufactured through new processes and while we believe that we could have ultimately used Scottsdale inventory, we determined in the second quarter that the effort did not justify the costs to continuing qualifications using Scottsdale inventory. We recorded an additional $8.2 million for the write-off of medical inventory. While long lead times for legacy stacked ICD medical products necessitated that we build inventory well in advance of customer delivery, significant recent price decay resulted in some products that do not meet our corporate gross margin targets. In February 2011, we advised these customers to place additional orders for remaining inventories of product we built and in March 2011, scrapped remaining inventory after netting out the orders we received.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	April 3, 2011	October 3, 2010
Goodwill	$524,153	$270,832

Other intangible assets, net
Completed technology	$209,470	$53,110
Customer relationships	75,348	33,784
Backlog	8,116	3,851
Other	3,992	1,598

	$296,926	$92,343

The following table summarizes our estimated amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$75,287	$52,660	$40,656	$34,457	$93,866

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	April 3, 2011	October 3, 2010
Payroll, bonus, vacation, sick and other employee benefits	$23,491	$18,021
Restructuring and severance	14,737	5,832
Distributor credits	4,810	—
Licenses	4,090	—
Warranty	3,803	—
Other	23,350	13,199

	$74,281	$37,052

6. COMMITMENTS AND CONTINGENCIES

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that our subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since September 28, 2003.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the Complaint.

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

Total comprehensive income (loss) was calculated as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net income (loss)	$(16,944)	$11,486	$(18,240)	$19,446
Translation adjustment	513	(360)	485	(441)

Comprehensive income (loss)	$(16,431)	$11,126	$(17,755)	$19,005

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

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
BASIC
Net income (loss)	$(16,944)	$11,486	$(18,240)	$19,446

Weighted-average common shares outstanding for basic	83,853	81,693	82,432	81,281

Basic earnings (loss) per share	$(0.20)	$0.14	$(0.22)	$0.24

DILUTED
Net income (loss)	$(16,944)	$11,486	$(18,240)	$19,446

Weighted-average common shares outstanding for basic	83,853	81,693	82,432	81,281
Dilutive effect of stock awards	—	780	—	694

Weighted-average common shares outstanding on a diluted basis	83,853	82,473	82,432	81,975

Diluted earnings (loss) per share	$(0.20)	$0.14	$(0.22)	$0.24

For the quarter and six months ended April 3, 2011, all stock awards were excluded from the computation of diluted EPS as we incurred net losses in both periods. For the quarter and six months ended March 28, 2010, approximately 7,330,000 and 7,577,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued ASU No. 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows but may do so in the future depending on the terms included in revenue arrangements we enter into prospectively.

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

Awards granted, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Quarter Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
April 3, 2011
Restricted stock awards and units	1,720,893		$20.95
Stock options and share appreciation rights	3,024,480	$13.92	$7.12	0.2%	0.0%	1.1	41.9%
March 28, 2010
Restricted stock awards	1,304,050		$14.94

In connection with the acquisition of Actel, we assumed Actel stock awards and converted them to Microsemi awards in accordance with the merger agreement with Actel. For the quarter and six months ended April 3, 2011, equity-based compensation expense decreased operating income by $7.1 million and $14.4 million, respectively. For the quarter and six months ended March 28, 2010, equity-based compensation expense decreased operating income by $6.2 million and $13.0 million, respectively. Compensation expense for stock options and stock appreciation rights was calculated based on the grant or assumption date using the Black-Scholes pricing model. All stock appreciation rights we have issued are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards and units are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Stock awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Enterprise & Commercial and Industrial & Alternative Energy. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net Sales:
United States	$133,844	$53,487	$246,303	$100,856
Europe	32,416	28,404	63,105	62,656
Asia	41,230	36,327	82,433	67,538

Total	$207,490	$118,218	$391,841	$231,050

Defense & Security	73,036	44,169	142,879	88,138
Aerospace	53,533	25,532	98,604	50,934
Enterprise & Commercial	36,518	27,909	70,154	53,770
Industrial & Alternative Energy	44,403	20,608	80,204	38,208

Total	$207,490	$118,218	$391,841	$231,050

Long lived assets by geographic area are as follows (amounts in thousands):

	April 3, 2011	October 3, 2010
Tangible long lived assets:
United States	$65,677	$55,737
Europe	13,955	14,212
Asia	7,800	5,964

Total	$87,432	$75,913

12. INCOME TAXES

For the quarter and six months ended April 3, 2011, we recorded an income tax provision of $2.8 million or 20.2% of pre-tax loss and an income tax benefit of $10.6 million or 36.8% of pre-tax loss, respectively. For the quarter and six months ended March 28, 2010, we recorded an income tax provision of $3.0 million or 20.9% of pre-tax income and $5.4 million or 21.7% of pre-tax income, respectively. The income tax benefits recorded during the six months ended April 3, 2011 are primarily from the non-cash benefit of valuation allowance release from the Microsemi – SoC acquisition. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rates for the quarter and six months ended April 3, 2011 were the combined calculated tax expenses and benefits for various jurisdictions.

We evaluate the need for a valuation allowance quarterly and, at April 3, 2011, we had approximately $16.7 million of valuation allowance related to certain foreign operations. We will reverse valuation allowance on our foreign deferred tax assets in the period that we determine that such valuation allowance is no longer required.

We had gross unrecognized tax benefits including interest and penalties of approximately $33.7 million and $25.2 million related to various U.S. and foreign jurisdictions at April 3, 2011 and October 3, 2010, respectively. These amounts include approximately $4.1 million and $3.5 million of interest and penalties at April 3, 2011 and October 3, 2010, respectively. Unrecognized tax benefits of approximately $28.3 million and $23.1 million at April 3, 2011 and October 3, 2010, respectively, would impact the effective tax rate if recognized. We are unaware of any position for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, based on anticipated settlements and federal and state statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $1.3 million within the next twelve months.

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

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not expect the results of any tax audits would have a material impact on our financial position or results of operations.

13. RESTRUCTURING AND SEVERANCE CHARGES

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid through 2013. Contract termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at October 3, 2010	$4,124	—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(737)	(141)	(878)

Balance at April 3, 2011	$1,484	$8,059	$9,543

During the quarter ended April 3, 2011, we also recorded $5.6 million in estimated remediation costs and fixed asset impairments related to the Scottsdale shutdown. These charges were recorded in cost of goods sold in the accompanying unaudited consolidated income statements.

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $9.5 million for the six months ended April 3, 2011. Severance covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	13,323
Cash expenditures	(9,655)
Other non-cash settlement	(116)

Balance at April 3, 2011	$5,194

14. CREDIT AGREEMENT AND RELATED INSTRUMENTS

Credit Agreement

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of April 3, 2011, $374.1 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

We can request, at any time and from time to time, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $100.0 million the proceeds of which can be used for working capital requirements and other general corporate purposes. MSSF will act as sole bookrunner, sole lead arranger and administrative agent.

Interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 2.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 3.50% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.0% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.7 million annually.

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

Fair Value Option

We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. We classify term loan balances currently outstanding under our Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. We determined the fair value of the currently outstanding term loan balance to be $377.8 million compared to a par value of $374.1 million. For the quarter and six months ended April 3, 2011, we recorded income of $0.1 million and expense of $3.7 million in other income (expense), net, for the change in fair value of principal outstanding on our term loan. Our valuation was based on a market quote and pricing of executed transactions provided to us by MSSF. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs. For the quarter and six months ended April 3, 2011, we recorded expense of $0.8 million and $14.2 million, respectively, in other income (expense), net, for these costs.

Interest Rate Swap Agreements

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We reflect the change in value of the swaps through other income or expense and at April 3, 2011, recorded a liability of $0.5 million. We recorded the related expense in other income (expense), net. We classify interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements.

15. SUBSEQUENT EVENT

On April 11, 2011, we entered into an Agreement and Plan of Merger with Atom Acquisition Corp., our wholly-owned subsidiary, and AML Communications, Inc. (“AML”), pursuant to which we have agreed to acquire AML, a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry. We offered $2.50 per share in an all-cash transaction that will result in a total transaction value of approximately $28.0 million, net of AML’s projected cash balance. The transaction is subject to customary closing conditions, including the approval of AML’s shareholders, and is expected to close in June 2011.

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

OVERVIEW

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal integrated circuits (“IC) and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry’s most comprehensive portfolios of semiconductor technology. Committed to solving the most critical system challenges, our products include high-performance, high-reliability analog and radio frequency (“RF”) devices, mixed-signal integrated circuits, field programmable gate arrays (“FPGAs”) and customizable systems-on-chip (“SoC”), and complete subsystems.

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

Recent industry leading innovations include:

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Microwave technology that gives defense and commercial radar systems the horsepower to operate over distances of 500 miles and more;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and power-over-ethernet (“PoE”) technology;

•	Millimeter-wave RF devices and systems that ensure fast and safe full-body security screening and higher resolution MRI systems;

•	LED driver products that enable better image quality and power savings in the latest big-screen LCD TVs and more efficient lighting solutions for solid state lighting;

•	Power ICs and devices enabling substantial panel and battery efficiency gains for solar electric systems and hybrid-powered vehicles;

•	Breakthrough plastic packaging technology for transient voltage suppression devices;

•	Mixed-signal FPGAs with 100% temperature screening from –55 degrees C to +100 degrees C thus allowing for military, avionics and defense applications;

•	Power conversion solutions for satellite, aircraft and spacecraft;

•	Secure storage memory solutions for defense, IT and surveillance products;

•	Militarized GPS receiver modules; and

•	Detection log video amplifiers for guidance systems.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

Quarter Ended
April 3, 2011	January 2, 2011	October 3, 2010	June 27 2010	March 28, 2010
$207,490	$184,351	$151,201	$136,017	$118,218

Net sales increased $89.3 million or 75.5% between the quarters ended April 3, 2011 (“Q2 2011”) and March 28, 2010 (“Q2 2010”) to $207.5 million for Q2 2011 from $118.2 million for Q2 2010. Net sales grew in all of our end markets, with overall net sales growth primarily related to our acquisitions of Actel Corporation and White Electronic Designs Corporation, both of which occurred after Q2 2010.

On April 28, 2011, we announced that we expect that our consolidated net sales for the third quarter of fiscal year 2011 will increase between 3 to 5 percent, sequentially.

Gross profit increased $36.6 million to $92.6 million (44.6% of net sales) for Q2 2011 from $56.0 million (47.4% of net sales) for Q2 2010 and increased $79.4 million to $187.7 million in the first six months of fiscal year 2011 (“2011 YTD”) from $108.3 million in the first six months of fiscal year 2010 (“2010 YTD”). During fiscal year 2011, gross profit was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. However, during Q2 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations. Reflecting the unique challenges of manufacturing high-reliability military, aerospace and satellite components, we developed a multi-track qualification strategy in planning for the closure of the Scottsdale facility. Several of these tracks involved die manufactured using Scottsdale processes and necessitated that we build bridge inventory as we transferred these processes to other Microsemi facilities. While a multi-track strategy was more costly, we believed that it minimized the potential for disruption to our customers. We were ultimately able to successfully qualify parts using a track that involved using die manufactured through new processes and while we believe that we could have ultimately used Scottsdale inventory, we determined in Q2 2011 that the effort did not justify the costs to continuing qualifications using Scottsdale inventory. We recorded an additional $8.2 million for the write-off of medical inventory in Q2 2011. While long lead times for legacy stacked ICD medical products necessitated that we build inventory well in advance of customer delivery, significant recent price decay resulted in some products that do not meet our corporate gross margin targets. In February 2011, we advised these customers to place additional orders for remaining inventories of product we built and in March 2011, scrapped remaining inventory after netting out the orders we received. We also recorded a charge of $5.6 million in Q2 2011 for Scottsdale remediation and fixed assets that we no longer needed to transfer to other facilities. In addition, we recorded non-cash purchase accounting expenses of $1.7 million in Q2 2011 and $5.5 million in 2011 YTD related to manufacturing profit in acquired inventory.

Operating expenses increased $59.7 million to $101.0 million for Q2 2011 from $41.3 million for Q2 2010. In Q2 2011, we incurred restructuring charges of $8.1 million related to Scottsdale lease termination costs, $3.8 million in retention payments agreed to in the Actel acquisition agreement, $1.4 million in severance charges and $0.3 million in transaction costs. We also recorded $15.9 million in amortization expense and $7.1 million in stock-based compensation expense. Amortization and stock-based compensation expense for Q2 2010 were $3.9 million and $6.2 million, respectively. Our acquisitions of Actel and White Electronic, both of which occurred after Q2 2010, also contributed to the growth in operating expenses.

We closed our Scottsdale facility during Q2 2011 and we may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences from current and future consolidation activities may include various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

ACQUISITION

On November 2, 2010, we completed our acquisition of all of the outstanding shares of Actel’s common stock, par value $0.001 per share, together with the associated preferred stock purchase rights, for $20.88 per share in cash, pursuant to an Agreement and Plan of Merger dated October 2, 2010, among us, our wholly owned subsidiary Artful Acquisition Corp., a California corporation, and Actel. Actel is the leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We subsequently changed the name of this subsidiary to, and sometimes refer to it herein as, Microsemi – SoC.

The total consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control payments	16,859
Fair value of vested stock awards assumed by Microsemi	15,294

Total consideration	580,912

Allocation of consideration:
Book value of Actel’s net assets	182,670
Adjustments to historical net book value:
Inventories	5,494
Intangible assets	232,600
Deferred tax liability	(93,040)

Adjustment to goodwill	$253,188

During the quarter ended April 3, 2011, goodwill increased by $10.1 million as compared to the preliminary allocation reported in the prior quarter. The primary components of this change were decreases to the values allocated to inventory of $6.6 million, manufacturing profit in acquired inventory of $2.1 million, identifiable intangible assets of $1.8 million and accrued liabilities of $0.3 million and an increase in the value allocated to deferred tax liabilities of $0.7 million.

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$147,000	8
Customer relationships	68,000	7
Backlog	13,600	1
Trade name	4,000	3

	$232,600

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

RESTRUCTURING AND SEVERANCE CHARGES

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona, which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid through 2013. Contract termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016.

The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at October 3, 2010	$4,124
		—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(737)	(141)	(878)

Balance at April 3, 2011	$1,484	$8,059	$9,543

During the quarter ended April 3, 2011, we also recorded $5.6 million in estimated remediation costs and fixed asset impairments related to the Scottsdale shutdown. These charges were recorded in cost of goods sold in the accompanying unaudited consolidated income statements.

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $9.5 million for the six months ended April 3, 2011. Severance covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	13,323
Cash expenditures	(9,655)
Other non-cash settlement	(116)

Balance at April 3, 2011	$5,194

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED APRIL 3, 2011 COMPARED TO THE QUARTER AND SIX MONTHS ENDED MARCH 28, 2010

Net sales increased $89.3 million or 75.5% to $207.5 million in Q2 2011 from $118.2 million in Q2 2010 and increased $160.7 million or 69.5% to $391.8 million for 2011 YTD from $231.1 million for 2010 YTD. The increases were primarily due to the acquisition of Actel, White Electronic, VT Silicon and Arxan Defense Systems, Inc. that occurred after Q2 2010. Each end market was favorably impacted by the combined contribution of these acquisitions. Net sales by end market are based on our understanding of end market uses of our products.

An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Defense & Security	$73,036	$44,169	$142,879	$88,138
Aerospace	53,533	25,532	98,604	50,934
Enterprise & Commercial	36,518	27,909	70,154	53,770
Industrial & Alternative Energy	44,403	20,608	80,204	38,208

Total	$207,490	$118,218	$391,841	$231,050

Net sales in the Defense & Security end market increased $28.8 million to $73.0 million in Q2 2011 from $44.2 million in Q2 2010 and increased $54.8 million to $142.9 million in 2011 YTD from $88.1 million in 2010 YTD. Sales in this end market were favorably impacted by the contributions from products we added from recent acquisitions, as well as contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners and radar applications. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market increased $28.0 million to $53.5 million in Q2 2011 from $25.5 million in Q2 2010 and increased $47.7 million to $98.6 million in 2011 YTD from $50.9 million in 2010 YTD. The increase in net sales between the periods was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. We have noted strong bookings and production numbers from commercial aircraft manufacturers as well as favorable financial reports from several significant companies in this end market. Sales into satellite applications have grown as generally these applications are in a less economically sensitive market and are expected to grow further as we develop power management ICs and DC/DC converter solutions. Including contributions from products we added from Microsemi – SoC, our average dollar content opportunity now approaches $3 million per satellite, with some high end satellite products offering significantly more. We believe that sales in this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Commercial end market increased $8.6 million to $36.5 million in Q2 2011 from $27.9 million in Q2 2010 and increased $16.4 million to $70.2 million in 2011 YTD from $53.8 million in 2010 YTD. We have experienced steady sales of our PoE and RF power amplifier and DC-DC products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We also expect additional contribution from our display products as we expect increasing support for our differentiated backlight solutions. While this is our most economically sensitive end market, based on current and expected backlog, we expect that net sales in this end market will grow in the upcoming quarter.

Net sales in the Industrial & Alternative Energy end market increased $23.8 million to $44.4 million in Q2 2011 from $20.6 million in Q2 2010 and increased $42.0 million to $80.2 million in 2011 YTD from $38.2 million in 2010 YTD. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures, which negatively impacted sales in early 2010. In subsequent quarters, we believe that capital spending has increased and we have experienced sequential increases in net sales over the past several quarters. We have also noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We have increased sales through new product introductions in solar, smart grid, wind power and general industrial product offerings. This growth has also been complemented by products we added from Microsemi – SoC. We expect that sales of our products in both conventional and alternative energy systems will increase. Accordingly, we expect that net sales in this end market will increase next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net Sales:
United States	$133,844	$53,487	$246,303	$100,856
Europe	32,416	28,404	63,105	62,656
Asia	41,230	36,327	82,433	67,538

Total	$207,490	$118,218	$391,841	$231,050

Gross profit increased $36.6 million to $92.6 million (44.6% of net sales) for Q2 2011 from $56.0 million (47.4% of net sales) for Q2 2010 and increased $79.4 million to $187.7 million in 2011 YTD from $108.3 million in 2010 YTD. During fiscal year 2011, gross profit was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. However, during Q2 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations. Reflecting the unique challenges of manufacturing high-reliability military, aerospace and satellite components, we developed a multi-track qualification strategy in planning for the closure of the Scottsdale facility.

Several of these tracks involved using die manufactured using Scottsdale processes and necessitated that we build bridge inventory as we transferred these processes to other Microsemi facilities. While a multi-track strategy was more costly, we believed that it minimized the potential for disruption to our customers. We were ultimately able to successfully qualify parts using a track that involved using die manufactured through new processes and while we believe that we could have ultimately used Scottsdale inventory, we determined in the second quarter that the effort did not justify the costs to continuing qualifications using Scottsdale inventory. We recorded an additional $8.2 million for the write-off of medical inventory in Q2 2011. While long lead times for legacy stacked ICD medical products necessitated that we build inventory well in advance of customer delivery, significant recent price decay resulted in some products that do not meet our corporate gross margin targets. In mid-February 2011, we advised these customers to place additional orders for remaining inventories of product we built and in March 2011, scrapped the remaining inventory after netting out the orders we received. We also recorded a charge of $5.6 million in Q2 2011 for Scottsdale remediation and fixed assets that we no longer needed to transfer to other facilities. In addition, we recorded non-cash purchase accounting expenses of $1.7 million in Q2 2011 and $5.5 million in 2011 YTD related to manufacturing profit in acquired inventory.

Selling, general and administrative expense was $43.6 million for Q2 2011 compared to $25.1 million for Q2 2010 and $89.9 million in 2011 YTD compared to $51.0 million in 2010 YTD. While selling, general and administrative expenses in 2011 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions we added in the last year. Selling, general and administrative expense in 2011 YTD also included $6.3 million in acquisition-related costs compared to $0.4 million in 2010 YTD. We expect selling, general and administrative expenses to increase by $0.5 million to $1.0 million next quarter primarily to support our continued growth prospects in the coming year.

Research and development expense was $28.2 million for Q2 2011 compared to $12.1 million in Q2 2010 and $52.2 million in 2011 YTD compared to $23.9 million in 2011 YTD. The increase was due to additional product development to support our organic growth and attributable to additional research and development activities from acquisitions we added in the last year. We expect research and development expense to increase by $1.0 million to $1.5 million next quarter primarily due to support our product development efforts as we intend to continue to make product investments that deliver continued organic growth.

Amortization of intangible assets was $15.9 million for Q2 2011 compared to $3.9 million in Q2 2010 and $28.0 million in 2011 YTD compared to $7.8 million in 2010 YTD. The increases reflect additional amortization expense related to acquisitions consummated after Q2 2010.

We recorded restructuring and severance charges of $13.3 million in Q2 2011 and $19.6 million in 2011 YTD. The amount recorded in Q2 2011 included $8.1 million related to Scottsdale lease termination costs, $3.8 million in retention payments agreed to in the Actel acquisition agreement and $1.4 million in severance. In addition to these amounts, restructuring expense in 2011 YTD included $6.3 million in severance charges, primarily from Microsemi – SoC.

Interest expense was $4.8 million in Q2 2011 compared to $0.1 million in Q2 2010 and $8.1 million in 2011 YTD compared to $0.2 million in 2010 YTD. The increase in both periods was due to interest on term loan borrowings under our Credit Agreement.

Other expense, net, was $19.0 million in 2011 YTD. We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. We determined the fair value of the currently outstanding term loan balance to be $377.8 million compared to a par value of $374.1 million, and as such, recorded an expense of $3.7 million. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs that totaled $14.2 million in 2011 YTD. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. We reflect the change in value of the swaps through other income or expense and for 2011 YTD, recorded a liability and related expense of $0.5 million.

For Q2 2011 and 2011 YTD, we recorded an income tax provision of $2.8 million or 20.2% of pre-tax loss and an income tax benefit of $10.6 million or 36.8% of pre-tax loss, respectively. For Q2 2010 and 2010 YTD, we recorded an income tax provision of $3.0 million or 20.9% of pre-tax income and $5.4 million or 21.7% of pre-tax income, respectively. The income tax benefits recorded during 2011 YTD are primarily from the non-cash benefit of valuation allowance release from the Microsemi – SoC acquisition. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rates for Q2 2011 and 2011 YTD were the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $217.3 million and $200.0 million in cash and cash equivalents at April 3, 2011 and October 3, 2010, respectively. During 2011 YTD and 2010 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $27.7 million for 2011 YTD and $48.9 million for 2010 YTD. During 2011 YTD, operating cash was negatively impacted by $26.1 million related to credits issued to Microsemi – SoC distributors that facilitated the alignment of Actel’s revenue recognition to a sell-in methodology, payments of $17.2 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $8.9 in severance and retention bonuses for Microsemi – SoC.

A summary of net cash provided by operating activities for 2011 YTD and 2010 YTD are as follows (amounts in thousands):

	2011 YTD	2010 YTD
Net income (loss)	$(18,240)	$19,446
Depreciation and amortization	43,978	17,074
Provision for doubtful accounts	(119)	243
Impairment of long lived assets	1,940	—
Stock-based compensation	14,389	12,967
Excess tax benefit—stock awards	(3,042)	(181)
Effect of fair value option on credit facility issuance and refinancing costs	14,218	—
Deferred income taxes	(1,063)	(986)
Net change in working capital accounts	(28,638)	787
Net change in other assets and long term liabilities	4,313	(448)

Net cash provided by operating activities	$27,736	$48,902

Accounts receivable increased $19.1 million to $97.8 million at April 3, 2011 from $78.7 million at October 3, 2010. The increase in accounts receivable was primarily due to higher sales, including added sales by Microsemi – SoC, in Q2 2011 compared to Q4 2010.

Inventories increased $14.0 million to $140.2 million at April 3, 2011 from $126.2 million at October 3, 2010. The increase was due primarily to inventory balances at Microsemi – SoC offset by $16.6 million in inventory write-offs we recorded in Q2 2011.

Other current assets increased $15.3 million to $30.0 million at April 3, 2011 from $14.7 million at October 3, 2010. The increase was due primarily to balances related to the Microsemi – SoC acquisition.

Current liabilities increased $42.7 million to $114.0 million at April 3, 2011 from $71.3 million at October 3, 2010. The increase was due primarily to balances related to the Microsemi – SoC acquisition and increases in current maturities of long term debt from our term loan balances.

Net cash provided by (used in) investing activities was ($393.1) million for 2011 YTD and $8.3 million for 2010 YTD. Net cash used in investing activities in 2011 YTD consisted of $380.8 million in cash payments, net of cash acquired, for the acquisition of Actel and $12.2 million in purchases of property and equipment. In 2010 YTD, net cash provided by investing activities primarily consisted of $6.4 million in purchases of property and equipment offset by a $15.0 issuer redemption of auction rate securities.

Net cash provided by (used in) financing activities was $382.7 million in 2011 YTD and ($13.0) million in 2010 YTD. In 2011 YTD, net cash provided by financing activities primarily consisted of net borrowings of $374.1 under our Credit Agreement and $22.8 million related to proceeds from stock awards, offset by $14.2 million in credit facility issuance and refinancing costs. In 2010 YTD, net cash used in financing activities consisted of a $15.0 million reduction in an auction rate securities credit facility offset by $3.0 million related to proceeds from stock awards.

On November 2, 2010, we entered into a Credit Agreement, pursuant to which MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of April 3, 2011, $374.1 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

We can request, at any time and from time to time, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $100.0 million the proceeds of which can be used for working capital requirements and other general corporate purposes. MSSF will act as sole bookrunner, sole lead arranger and administrative agent.

Interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 2.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 3.50% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.0% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.7 million annually.

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

The Facilities are subject to certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings. Microsemi is currently in compliance with covenants of the Facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these unaudited consolidated financial statements, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

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

Interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 2.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 3.50% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.0% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.7 million annually.

In connection with our Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. The current principal amount outstanding on the Credit Agreement is $374.1 million.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2011.

(b)	Changes in internal control over financial reporting.

During the second quarter of fiscal year 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the Complaint.

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

In September 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona. Scottsdale represented approximately 6% of our annual net sales in fiscal year 2010, had approximately 200 employees and occupied a 135,000 square foot leased facility. We face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we plan generally to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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

The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.

Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus, power outages and infrastructure disruptions, and civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.

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

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that our subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since September 28, 2003.

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

At times, our inventory levels have risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory buildup is the consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. In 2009, in addition to other inventory write-downs, we recorded inventory write-downs of $10.3 million for product lines that did not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined and $7.3 million for estimated inventory components that were not expected to be used by the closure date of our Scottsdale facility and that cannot be used by other manufacturing facilities. During the quarter ended April 3, 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory and an additional $8.2 million for the write-off of medical inventory.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

10.1	Amendment No. 1 to Credit Agreement, dated as of March 2, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011)

10.13	Summary of Compensation Arrangements for Named Executive Officers†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended April 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. †

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: May 6, 2011	By:	/s/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

10.1	Amendment No. 1 to Credit Agreement, dated as of March 2, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011)

10.13	Summary of Compensation Arrangements for Named Executive Officers†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended April 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. †

†	Filed with this Report.