Form 10-Q
period 2011-07-03
MICROSEMI CORP
filed 2011-08-05
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2011

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 25, 2011 was 86,698,255.

THIS QUARTERLY REPORT ON FORM 10-Q MUST BE READ IN ITS ENTIRETY AND IN CONJUNCTION

WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

The unaudited consolidated income statements for the quarter and nine months ended July 3, 2011 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the nine months ended July 3, 2011, and the comparative unaudited consolidated financial information for the corresponding periods of the prior year, together with the unaudited balance sheets as of July 3, 2011 and October 3, 2010, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(amounts in thousands, except per share data)

	July 3, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$246,246	$199,950
Accounts receivable, net of allowance for doubtful accounts of $2,197 and $1,978 at July 3, 2011 and October 3, 2010, respectively	98,066	78,722
Inventories	145,352	126,151
Deferred income taxes	14,984	12,620
Other current assets	31,082	14,726

Total current assets	535,730	432,169

Property and equipment, net	89,899	75,913
Goodwill	543,286	270,832
Other intangible assets, net	290,160	92,343
Other assets	25,946	8,629

TOTAL ASSETS	$1,485,021	$879,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,063	$33,827
Accrued liabilities	81,390	37,052
Current maturity of long-term liabilities	4,220	444

Total current liabilities	125,673	71,323

Credit facility	368,452	—
Deferred income taxes	116,021	19,513
Other long term liabilities	33,656	22,607

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 86,673 and 83,240 at July 3, 2011 and October 3, 2010, respectively	17,335	16,648
Capital in excess of par value of common stock	604,638	543,628
Retained earnings	218,075	205,713
Accumulated other comprehensive income	1,171	454

Total stockholders’ equity	841,219	766,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,485,021	$879,886

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales	$216,722	$136,017	$608,563	$367,067
Cost of sales	93,091	70,245	297,267	193,026

Gross profit	123,631	65,772	311,296	174,041

Operating expenses:
Selling, general and administrative	48,396	30,028	138,302	80,982
Research and development	29,559	14,842	81,712	38,701
Amortization of intangible assets	16,766	5,917	44,783	13,684
Restructuring and severance charges	651	1,125	20,271	1,670

Total operating expenses	95,372	51,912	285,068	135,037

Operating income	28,259	13,860	26,228	39,004

Other income (expense):
Interest income	83	120	274	266
Interest (expense)	(4,270)	(154)	(12,357)	(375)
Other income (expense), net	4,720	(124)	(14,232)	(371)

Total other income (expense)	533	(158)	(26,315)	(480)

Income (loss) before income taxes	28,792	13,702	(87)	38,524
Benefit for income taxes	(1,810)	(19,330)	(12,449)	(13,954)

NET INCOME	$30,602	$33,032	$12,362	$52,478

Earnings per share:
Basic	$0.36	$0.40	$0.15	$0.65

Diluted	$0.35	$0.40	$0.15	$0.64

Common and common equivalent shares outstanding:
Basic	84,263	81,717	82,317	81,166

Diluted	86,208	82,569	84,297	81,911

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended
	July 3, 2011	June 27, 2010

Cash flows from operating activities:
Net income	$12,362	$52,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,186	27,494
Provision for doubtful accounts	219	287
Gain on disposition of assets	(113)	—
Stock-based compensation	21,165	18,936
Excess tax benefit—stock awards	(3,574)	—
Effect of fair value option on credit facility issuance and refinancing costs	14,218	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	20,782	(5,325)
Inventories	9,283	(13,172)
Other current assets	(10,720)	16,199
Other assets	10,162	(717)
Deferred income taxes	(1,558)	(17,278)
Accounts payable and accrued liabilities	(38,801)	3,973
Income taxes payable	(1,893)	—
Other long term liabilities	(11,706)	(391)

Net cash provided by operating activities	87,012	82,484

Cash flows from investing activities:
Proceeds from redemption of available for sale auction rate securities	—	46,550
Purchases of property and equipment	(19,367)	(9,347)
Changes in other assets	—	(310)
Proceeds from the sales of assets	2,157	—
Payments for acquisitions, net of cash acquired	(411,038)	(103,707)

Net cash used in investing activities	(428,248)	(66,814)

Cash flows from financing activities:
Repayments of auction rate securities credit facility	—	(46,550)
Repayments of credit facility	(51,876)	—
Borrowings on credit facility	425,000	—
Credit facility issuance and refinancing costs	(14,218)	—
Repayment of note payable	—	(981)
Excess tax benefit—stock awards	3,574	205
Stock settled tax withholdings	(1,533)	—
Proceeds from exercise of stock options	26,585	3,113

Net cash provided by (used in) financing activities	387,532	(44,213)

Net increase (decrease) in cash and cash equivalents	46,296	(28,543)
Cash and cash equivalents at beginning of period	199,950	216,742

Cash and cash equivalents at end of period	$246,246	$188,199

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2011

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

2. ACQUISITIONS

For the acquisitions we completed during the current fiscal year, the fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The useful lives of completed technology rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of the trade name was estimated based on the period in which a benefit could be ascribed to the identified trade names.

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

Generally, the allocation of purchase prices resulted in an allocation to goodwill. Depending on the tax treatment of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over market capitalization immediately prior to the merger announcement.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•

Our belief that both companies are committed to improving cost structures and that our combined efforts after the merger should result in a realization of cost savings and an improvement of overall efficiencies.

Actel Corporation

During the quarter ended January 2, 2011, we completed our acquisition of Actel Corporation (“Actel”) for $20.88 per share in cash. Actel is the leading supplier of low-power field-programmable gate arrays (“FPGAs”), mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We sometimes refer to this division herein as Microsemi – SoC.

The total consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control obligations	17,298
Fair value of vested stock awards assumed by Microsemi	15,294

Total consideration	$581,351

Allocation of consideration:
Book value of Actel’s net assets	182,245
Adjustments to historical net book value:
Inventories	5,494
Identifiable intangible assets	232,600
Deferred tax liability	(95,238)

Adjustment to goodwill	$256,250

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$147,000	8
Customer relationships	68,000	7
Backlog	13,600	1
Trade name	4,000	3

	$232,600

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary with respect to certain tax matters and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

AML Communications, Inc.

During the quarter ended July 3, 2011, we completed our acquisition of AML Communications, Inc. (“AML”), for $2.50 per share in cash. AML is a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry.

The total consideration as shown in the table below is allocated to AML’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to AML share- and option-holders	$31,264
Change in control obligations	1,956

Total consideration	$33,220

Allocation of consideration:
Book value of AML’s net assets	$11,726
Adjustments to historical net book value:
Inventories	304
Identifiable intangible assets	10,000
Deferred tax liability	(4,122)

Adjustment to goodwill	$15,312

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$4,200	6
Customer relationships	4,600	5
Backlog	1,100	2
Trade name	100	2

	$10,000

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

Brijot Imaging Systems, Inc.

During the quarter ended July 3, 2011, we acquired substantially all the assets of Brijot Imaging Systems, Inc. and its passive millimeter wave imaging solutions technology. Total consideration, including cash and assumed liabilities, was approximately $2.7 million.

Supplemental pro forma data

The following supplemental pro forma data summarizes the results of operations for the nine months ended July 3, 2011 and June 27, 2010, as if the three acquisitions noted above and three acquisitions we completed in our fiscal year 2010 (White Electronic Designs Corporation, VT Silicon and Arxan Defense Systems, Inc.) had occurred on September 27, 2009. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine as on the acquisition date, we began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the nine months ended July 3, 2011 were adjusted to exclude $5.5 million in cost of goods sold from manufacturing profit in acquired inventory, $8.6 million in acquisition costs, $14.2 million in credit facility issuance costs, and $12.1 million in non-cash benefits of valuation allowance releases and supplemental pro forma earnings for the nine months ended June 27, 2010 were adjusted to include these items. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Nine Months Ended
	July 3, 2011	June 27, 2010
Net sales	$636,370	$569,876
Net income (loss)	$26,952	$(64,352)
Net income (loss) per share
Basic	$0.33	$(0.79)
Diluted	$0.32	$(0.79)

3. INVENTORIES

Inventories were as follows (amounts in thousands):

	July 3, 2011	October 3, 2010
Raw materials	$41,171	$38,135
Work in progress	67,719	55,375
Finished goods	36,462	32,641

	$145,352	$126,151

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, were as follows (amounts in thousands):

	July 3, 2011	October 3, 2010
Goodwill	$543,286	$270,832

Other intangible assets, net
Completed technology	$182,923	$53,110
Customer relationships	95,707	33,784
Backlog	7,209	3,851
Other	4,321	1,598

	$290,160	$92,343

The following table summarizes our estimated amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$82,145	$52,551	$36,751	$30,688	$88,025

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	July 3, 2011	October 3, 2010
Payroll, bonus, vacation, sick and other employee benefits	$33,892	$18,021
Restructuring and severance	10,831	5,832
Outside services	9,587	6,173
Licenses	7,707	27
Warranties	3,597	1,094
Commissions	3,181	2,106
Other	12,595	3,799

	$81,390	$37,052

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the Complaint. Given the early stages of this matter, we cannot determine the likelihood of an unfavorable outcome.

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

Total comprehensive income was calculated as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net income	$30,602	$33,032	$12,362	$52,478
Translation adjustment	228	(372)	713	(813)

Comprehensive income	$30,830	$32,660	$13,075	$51,665

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

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
BASIC
Net income	$30,602	$33,032	$12,362	$52,478

Weighted-average common shares outstanding for basic	84,263	81,717	82,317	81,166

Basic earnings per share	$0.36	$0.40	$0.15	$0.65

DILUTED
Net income	$30,602	$33,032	$12,362	$52,478

Weighted-average common shares outstanding for basic	84,263	81,717	82,317	81,166
Dilutive effect of stock awards	1,945	852	1,980	745

Weighted-average common shares outstanding on a diluted basis	86,208	82,569	84,297	81,911

Diluted earnings per share	$0.35	$0.40	$0.15	$0.64

For the quarter and nine months ended July 3, 2011, approximately 4,562,000 and 4,573,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and nine months ended June 27, 2010, approximately 7,251,000 and 7,492,000 stock awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

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

In June 2011, the FASB issued ASU No. 2011-05, which updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). The provisions of this standard only affect the presentation of comprehensive income and will not materially impact our consolidated financial position, results of operations or cash flows.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

In February 2008, our stockholders approved the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The 2008 Plan replaced the 1987 Stock Plan, as amended, previously approved by our stockholders. The 2008 Plan includes a share limit of approximately 4.1 million shares of the Company’s common stock for delivery under awards that have been and may be granted under the 2008 Plan. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards (each an “Award”). The shares of common stock delivered under the 2008 Plan may be newly-issued shares or shares held by the Company as treasury stock.

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

Awards granted or assumed, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Nine-Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
July 3, 2011
Restricted stock awards and units	1,774,313		$20.95
Stock options and share appreciation rights	3,024,480	$13.92	$7.12	0.2%	0.0%	1.1	41.9%
June 27, 2010
Restricted stock awards and units	1,365,789		$14.99
Stock options	27,601	$13.87	$5.25	0.2%	0.0%	0.5	34.3%

In connection with the acquisition of Actel, we assumed Actel stock awards and converted them to Microsemi awards in accordance with the merger agreement with Actel. For the quarter and nine months ended July 3, 2011, equity-based compensation expense decreased operating income by $6.8 million and $21.2 million, respectively. For the quarter and nine months ended June 27, 2010, equity-based compensation expense decreased operating income by $6.0 million and $18.9 million, respectively. Compensation expense for stock options and stock appreciation rights was calculated based on the grant or assumption date using the Black-Scholes pricing model. All stock appreciation rights we have issued are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards and units are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Stock awards are subject to forfeiture if length of service requirements are unmet.

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Enterprise & Communications and Industrial & Alternative Energy. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
United States	$138,995	$66,747	$385,298	$167,603
Europe	35,200	28,834	98,305	91,490
Asia	42,527	40,436	124,960	107,974

Total	$216,722	$136,017	$608,563	$367,067

Defense & Security	76,642	54,634	219,521	142,772
Aerospace	55,467	27,028	154,071	77,962
Enterprise & Communications	35,495	31,275	105,649	85,045
Industrial & Alternative Energy	49,118	23,080	129,322	61,288

Total	$216,722	$136,017	$608,563	$367,067

Tangible long lived assets by geographic area are as follows (amounts in thousands):

	July 3, 2011	October 3, 2010
United States	$68,575	$55,737
Europe	13,525	14,212
Asia	7,799	5,964

Total	$89,899	$75,913

12. INCOME TAXES

For the quarter and nine months ended July 3, 2011, we recorded an income tax benefit of $1.8 million on $28.8 million of pre-tax income and an income tax benefit of $12.4 million on $0.1 million of pre-tax loss, respectively. For the quarter and nine months ended June 27, 2010, we recorded an income tax benefit of $19.3 million on $13.7 million of pre-tax income and an income tax benefit of $14.0 million on $38.5 million of pre-tax income, respectively. The income tax benefits recorded during the nine months ended July 3, 2011 are primarily from the non-cash benefit of valuation allowance release from the acquisitions we consummated in the current fiscal year. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rates for the quarter and nine months ended July 3, 2011 were the combined calculated tax expenses and benefits for various jurisdictions.

We evaluate the need for a valuation allowance quarterly and, at July 3, 2011, we had approximately $16.3 million of valuation allowance related to certain foreign operations. We will reverse valuation allowance on our foreign deferred tax assets in the period that we determine that such valuation allowance is no longer required.

We had gross unrecognized tax benefits including interest and penalties of approximately $35.8 million and $25.2 million related to various U.S. and foreign jurisdictions at July 3, 2011 and October 3, 2010, respectively. These amounts include approximately $3.9 million and $3.5 million of interest and penalties at July 3, 2011 and October 3, 2010, respectively. Unrecognized tax benefits of approximately $32.0 million and $23.1 million at July 3, 2011 and October 3, 2010, respectively, would impact the effective tax rate if recognized. We are unaware of any position for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, based on anticipated settlements and federal and state statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $4.9 million within the next twelve months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal tax authorities. The 2006 through 2010 tax years generally remain subject to examination by most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations.

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

	Employee Severance	Contract Termination Costs	Total
Balance at October 3, 2010	$4,124	$—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(1,492)	(949)	(2,441)

Balance at July 3, 2011	$729	$7,251	$7,980

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $14.0 million for the nine months ended July 3, 2011. Severance covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	13,974
Cash expenditures	(12,648)
Other non-cash settlement	(116)

Balance at July 3, 2011	$2,852

14. CREDIT AGREEMENT AND RELATED INSTRUMENTS

Credit Agreement

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of July 3, 2011, $373.1 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

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

Fair Value Option

We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. We classify term loan balances currently outstanding under our Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Our valuation was based on a market quote and pricing of executed transactions provided to us by MSSF. We determined the fair value of the currently outstanding term loan balance to be $372.2 million compared to a par value of $373.1 million. For the quarter and nine months ended July 3, 2011, we recorded income of $4.6 million and $0.9 million, respectively, in other income (expense), net, for the change in fair value of principal outstanding on our term loan. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs. For the nine months ended July 3, 2011, we recorded expense of $14.2 million in other income (expense), net, for these costs.

Interest Rate Swap Agreements

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classify interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements. We reflect the change in value of the swaps through other income or expense and at July 3, 2011, recorded a liability of $2.1 million. For the quarter and nine months ended July 3, 2011, we recorded expense of $1.5 million and $2.1 million, respectively, in other income (expense), net, for the change in fair value of our interest rate swaps.

15. SUBSEQUENT EVENTS

On July 5, 2011, we entered into an Agreement and Plan of Merger with Whitney Acquisition Corp., our wholly-owned subsidiary, and Asic Advantage, Inc. (“Asic”), pursuant to which we have acquired Asic, a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets. Total consideration, net of Asic’s cash balance on the date of acquisition, is preliminarily estimated at approximately $29 million.

On July 20, 2011, we issued a press release announcing our proposal to acquire all the outstanding shares of Zarlink Semiconductor, Inc. (“Zarlink”) for CAD $3.35 per share in cash. The proposed transaction has a total equity value of USD $548.7 million based on a fully diluted share count. We have executed a financing commitment letter with Morgan Stanley Senior Funding, Inc. to ensure that required Funds are available to finance this proposed transaction. Zarlink has announced its intention to conduct a strategic review of alternatives, and has adopted a shareholder rights plan in response to our proposal. Our proposal is preliminary and there is no assurance that we will be able to complete this transaction at an acceptable price, or at all.

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

OVERVIEW

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs),and mixed-signal and radiation-tolerant FPGAs. We also offer subsystems and modules include application-specific power modules and PowerDsine® midpsans.

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Defense & Security, Aerospace, Enterprise & Communications and Industrial & Alternative Energy, and applications where security is non-negotiable and reliability is vital.

Our products offer light, sound and power management for desktop and mobile computing platforms, LCD TVs and other power control applications. Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in notebook computers, data storage, wireless local area network (“LAN”), LCD backlighting, LCD TVs, LCD monitors, automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions with the intent of increasing our technology footprint in customers’ end designs in high-value, high barrier-to-entry markets. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry.

Recent industry leading innovations include:

•	High power silicon carbide RF power device for use in ultra high frequency radar, military power conversion and high speed switching applications;

•	Secure storage memory solutions for defense, IT and surveillance products;

•	Enhanced reliability cold cathode fluorescent lamp (“CCFL”) backlight inverters for use in mission-critical medical and industrial LCD displays;

•	High reliability metal-oxide-semiconductor field-effect-transistors (“MOSFET”) products for use in power conversion, motor control and power switching applications;

•

Extended temperature grade FPGAs with temperature screening from -55 degrees C to +100 degrees C that permit the integration of our products in military, avionics and defense applications where highly reliable operation at extreme temperatures is needed;

•	Transient voltage suppression devices that meet new avionics safety standards that are designed to protect avionics in composite-skinned aircraft;

•	An advanced 65-nanometer platform for flash-based customizable system-on-chips;

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Application specific integrated circuit devices for use in smart meter and smart grid applications;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and power-over-ethernet (“PoE”) technology;

•	Global positioning system (GPS) receiver modules incorporating anti-tamper technology; and

•	Defense Supply Center Columbus (DSCC)-certified radiation-hardened power MOSFETs for space applications.

Our growth strategy is dependent on our ability to successfully develop new technologies and products, and complemented by our ability to implement our selective acquisitions strategy. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. There can be no assurance that the benefits of any acquisition will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

Quarter Ended
July 3, 2011	April 3, 2011	January 2, 2011	October 3, 2010	June 27 2010
$216,722	$207,490	$184,351	$151,201	$136,017

Net sales increased $80.7 million or 59.3% between the quarters ended July 3, 2011 (“Q3 2011”) and June 27, 2010 (“Q3 2010”) to $216.7 million for Q3 2011 from $136.0 million for Q3 2010. Net sales grew in all of our end markets, with contributions from our acquisitions of Actel Corporation in November 2010 and White Electronic Designs Corporation in April 2010.

On July 28, 2011, we announced that we expect that our consolidated net sales for the fourth quarter of fiscal year 2011 will increase between 4 to 6 percent, sequentially.

Gross profit increased $57.8 million to $123.6 million (57.0% of net sales) for Q3 2011 from $65.8 million (48.4% of net sales) for Q3 2010 and increased $137.3 million to $311.3 million (51.2% of net sales) in the first nine months of fiscal year 2011 (“2011 YTD”) from $174.0 million (47.4% of net sales) in the first nine months of fiscal year 2010 (“2010 YTD”). During the first nine months of fiscal year 2011, gross profit was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. During the second quarter of 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. In addition, we recorded non-cash purchase accounting expenses of $5.5 million in 2011 YTD related to manufacturing profit in acquired inventory.

We closed our Scottsdale facility during the second quarter of 2011 and we may make further specific determinations to consolidate, close or sell additional facilities, which could be announced at any time. Possible adverse consequences from current and future consolidation activities may include various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

MARKETING

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers and subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

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

•

Enterprise & Communications – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, FGPAs, multiple-in multiple-out (“MIMO”), light emitting diode (“LED”), cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, notebook computers, monitors, storage devices and televisions.

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

ACQUISITIONS

For the acquisitions we completed during the current fiscal year, the fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The useful lives of completed technology rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of the trade name was estimated based on the period in which a benefit could be ascribed to the identified trade names.

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

Generally, the allocation of purchase prices resulted in an allocation to goodwill. Depending on the tax treatment of a particular acquisition, goodwill and intangible assets may not be deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over market capitalization immediately prior to the merger announcement.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•

Our belief that both companies are committed to improving cost structures and that our combined efforts after the merger should result in a realization of cost savings and an improvement of overall efficiencies.

Actel Corporation

During the quarter ended January 2, 2011, we completed our acquisition of Actel Corporation (“Actel”) for $20.88 per share in cash. Actel is the leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We sometimes refer to this division herein as Microsemi – SoC.

The total consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control obligations	17,298
Fair value of vested stock awards assumed by Microsemi	15,294

Total consideration	$581,351

Allocation of consideration:
Book value of Actel’s net assets	182,245
Adjustments to historical net book value:
Inventories	5,494
Identifiable intangible assets	232,600
Deferred tax liability	(95,238)

Adjustment to goodwill	$256,250

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$147,000	8
Customer relationships	68,000	7
Backlog	13,600	1
Trade name	4,000	3

	$232,600

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary with respect to certain tax matters and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

AML Communications, Inc.

During the quarter ended July 3, 2011, we completed our acquisition of AML Communications, Inc. (“AML”), for $2.50 per share in cash. AML is a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry.

The total consideration as shown in the table below is allocated to AML’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to AML share- and option-holders	$31,264
Change in control obligations	1,956

Total consideration	$33,220

Allocation of consideration:
Book value of AML’s net assets	$11,726
Adjustments to historical net book value:
Inventories	304
Identifiable intangible assets	10,000
Deferred tax liability	(4,122)

Adjustment to goodwill	$15,312

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$4,200	6
Customer relationships	4,600	5
Backlog	1,100	2
Trade name	100	2

	$10,000

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

Brijot Imaging Systems, Inc.

During the quarter ended July 3, 2011, we acquired substantially all the assets of Brijot Imaging Systems, Inc. and its passive millimeter wave imaging solutions technology. Total consideration, including cash and assumed liabilities, was approximately $2.7 million.

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

	Employee Severance	Contract Termination Costs	Total
Balance at October 3, 2010	$4,124	$—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(1,492)	(949)	(2,441)

Balance at July 3, 2011	$729	$7,251	$7,980

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $14.0 million for the nine months ended July 3, 2011. Severance covered approximately 150 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	13,974
Cash expenditures	(12,648)
Other non-cash settlement	(116)

Balance at July 3, 2011	$2,852

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JULY 3, 2011 COMPARED TO THE QUARTER AND NINE MONTHS ENDED JUNE 27, 2010

Net sales increased $80.7 million or 59.3% to $216.7 million in Q3 2011 from $136.0 million in Q3 2010 and increased $241.5 million or 65.8% to $608.6 million in 2011 YTD from $367.1 million in 2010 YTD. The increases were primarily due to the acquisition of Actel that occurred in November 2010 and White Electronic that occurred in April 2010. Each end market was favorably impacted by the combined contribution of these acquisitions. Net sales by end market are based on our understanding of end market uses of our products.

An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Defense & Security	$76,642	$54,634	$219,521	$142,772
Aerospace	55,467	27,028	154,071	77,962
Enterprise & Communications	35,495	31,275	105,649	85,045
Industrial & Alternative Energy	49,118	23,080	129,322	61,288

Total	$216,722	$136,017	$608,563	$367,067

Net sales in the Defense & Security end market increased $22.0 million to $76.6 million in Q3 2011 from $54.6 million in Q3 2010 and increased $76.7 million to $219.5 million in 2011 YTD from $142.8 million in 2010 YTD. Sales in this end market were favorably impacted by the contributions from products we added from recent acquisitions, as well as contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners and radar applications. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market increased $28.5 million to $55.5 million in Q3 2011 from $27.0 million in Q3 2010 and increased $76.1 million to $154.1 million in 2011 YTD from $78.0 million in 2010 YTD. The increase in net sales between the periods was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications have grown as generally these applications are in a less economically sensitive market and are expected to grow further as we develop power management ICs and DC/DC converter solutions. Including contributions from products we added from Microsemi – SoC, our average dollar content opportunity now approaches $3 million per satellite, with some high end satellite products offering significantly more. We believe that sales in this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Communications end market increased $4.2 million to $35.5 million in Q3 2011 from $31.3 million in Q3 2010 and increased $20.6 million to $105.6 million in 2011 YTD from $85.0 million in 2010 YTD. We have experienced steady sales of our PoE offerings, RF power amplifier and DC-DC products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We also expect additional contribution from our display products as we expect increasing support for our differentiated backlight solutions. While this is our most economically sensitive end market, as demonstrated by general volatility in commercial markets and a $1.0 million sequential decline in sales in Q3 2011, based on current and expected backlog, we expect that net sales in this end market will grow in the upcoming quarter.

Net sales in the Industrial & Alternative Energy end market increased $26.0 million to $49.1 million in Q3 2011 from $23.1 million in Q3 2010 and increased $68.0 million to $129.3 million in 2011 YTD from $61.3 million in 2010 YTD. In response to adverse economic conditions, semiconductor companies substantially reduced their capital expenditures, which negatively impacted sales in early 2010. In subsequent quarters, we believe that capital spending has increased and we have experienced sequential increases in net sales over the past several quarters. We have also noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We have increased sales through new product introductions in solar, smart grid, wind power and general industrial product offerings. This growth has also been complemented by products we added from Microsemi – SoC. While we expect that sales of our products in many industrial applications will increase, we have noted increased channel inventory of products for solar applications. Accordingly, we expect that net sales in this end market will remain stable next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net Sales:
United States	$138,995	$66,747	$385,298	$167,603
Europe	35,200	28,834	98,305	91,490
Asia	42,527	40,436	124,960	107,974

Total	$216,722	$136,017	$608,563	$367,067

Gross profit increased $57.8 million to $123.6 million (57.0% of net sales) for Q3 2011 from $65.8 million (48.4% of net sales) for Q3 2010 and increased $137.3 million to $311.3 million (51.2% of net sales) in 2011 YTD from $174.0 million (47.4% of net sales) in 2010 YTD. During fiscal year 2011, gross profit was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. During the second quarter of 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. We also recorded a charge in the second quarter of 2011 of $5.6 million for Scottsdale remediation and fixed assets that we no longer needed to transfer to other facilities. In addition, we recorded non-cash purchase accounting expenses of $5.5 million in 2011 YTD related to manufacturing profit in acquired inventory.

Selling, general and administrative expense was $48.4 million for Q3 2011 compared to $30.0 million for Q3 2010 and $138.3 million in 2011 YTD compared to $81.0 million in 2010 YTD. While selling, general and administrative expenses in 2011 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions we added in the last year. Selling, general and administrative expense in 2011 YTD also included $8.6 million in acquisition-related costs compared to $2.4 million in 2010 YTD. We expect selling, general and administrative expenses to increase by $2.0 million to $2.5 million next quarter primarily to support our continued growth prospects in the coming year, particularly in the radiation hardened, RF and security markets.

Research and development expense was $29.6 million for Q3 2011 compared to $14.8 million in Q3 2010 and $81.7 million in 2011 YTD compared to $38.7 million in 2010 YTD. The increase was due to additional product development to support our organic growth and attributable to additional research and development activities from acquisitions we added in the last year. We expect research and development expense to increase by $2.0 million to $2.5 million next quarter primarily due to support our product development efforts as we intend to continue to make product investments that deliver continued organic growth.

Amortization of intangible assets was $16.8 million for Q3 2011 compared to $5.9 million in Q3 2010 and $44.8 million in 2011 YTD compared to $13.7 million in 2010 YTD. The increases reflect additional amortization expense related to acquisitions consummated after Q3 2010.

Restructuring and severance was $0.7 million in Q3 2011 compared to $1.1 million in Q3 2010 and $20.3 million in 2011 YTD compared to $1.7 million in 2010 YTD. The amount recorded in 2011 YTD included $8.1 million related to Scottsdale lease termination costs and $3.8 million in retention payments agreed to in the Actel acquisition agreement. In addition to these amounts, restructuring expense in 2011 YTD included $14.0 million in severance charges, primarily from Microsemi – SoC.

Interest expense was $4.3 million in Q3 2011 and $12.4 million in 2011 YTD compared to $0.2 million in Q3 2010 and $0.4 million in 2010 YTD. The increase in both periods was due to interest on term loan borrowings under our Credit Agreement.

Other income (expense), net, was $4.7 million in Q3 2011 and ($14.2) million in 2011 YTD. We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. We reflect the change in fair value of our term loan balances and swaps through other income or expense. We recorded income of $3.1 million in Q3 2011 and expense of $1.1 million in 2011 YTD related to these adjustments. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs that totaled $14.2 million in 2011 YTD. Finally, we recorded a gain of $2.0 million in Q3 2011 related to the sale of a facility.

For Q3 2011 and 2011 YTD, we recorded an income tax benefit of $1.8 million on $28.8 million of pre-tax income and $12.4 million on $0.1 million of pre-tax loss, respectively. For Q3 2010 and 2010 YTD, we recorded an income tax benefit of $19.3 million on $13.7 million of pre-tax income and $14.0 million on $38.5 million of pre-tax income, respectively. The income tax benefits recorded during 2011 YTD are primarily from the non-cash benefit of valuation allowance release from the Microsemi – SoC acquisition. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rates for Q3 2011 and 2011 YTD were the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $246.2 million and $200.0 million in cash and cash equivalents at July 3, 2011 and October 3, 2010, respectively. During 2011 YTD and 2010 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $87.0 million for 2011 YTD and $82.5 million for 2010 YTD. During 2011 YTD, operating cash was negatively impacted by $28.0 million related to credits issued to Microsemi – SoC distributors resulting from a realignment in sales practices to distributors, payments of $18.8 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $15.1 million in restructuring.

A summary of net cash provided by operating activities for 2011 YTD and 2010 YTD are as follows (amounts in thousands):

	2011 YTD	2010 YTD
Net income	$12,362	$52,478
Depreciation and amortization	67,186	27,494
Provision for doubtful accounts	219	287
Gain on sales of assets	(113)	—
Stock-based compensation	21,165	18,936
Excess tax benefit—stock awards	(3,574)	(205)
Effect of fair value option on credit facility issuance and refinancing costs	14,218	—
Deferred income taxes	(1,558)	(17,278)
Net change in working capital accounts	(21,349)	1,880
Net change in other assets and long term liabilities	(1,544)	(1,108)

Net cash provided by operating activities	$87,012	$82,484

Accounts receivable increased $19.4 million to $98.1 million at July 3, 2011 from $78.7 million at October 3, 2010. The increase in accounts receivable was primarily due to higher sales, including incremental sales by Microsemi – SoC, in Q3 2011 compared to Q4 2010.

Inventories increased $19.2 million to $145.4 million at July 3, 2011 from $126.2 million at October 3, 2010. The increase was due primarily to inventory balances at operations we acquired in the current fiscal year.

Other current assets increased $16.4 million to $31.1 million at July 3, 2011 from $14.7 million at October 3, 2010. The increase was due primarily to inventory balances at operations we acquired in the current fiscal year.

Current liabilities increased $54.4 million to $125.7 million at July 3, 2011 from $71.3 million at October 3, 2010. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and an increase in current maturities of long term debt from our term loan balances.

Net cash used in investing activities was $428.2 million for 2011 YTD and $66.8 million for 2010 YTD. Net cash used in investing activities in 2011 YTD consisted of $411.0 million in cash payments for acquisitions, net of cash acquired, $19.4 million in purchases of property and equipment and $2.2 million in proceeds from the disposition of assets. In 2010 YTD, net cash used in by investing activities primarily consisted of $103.7 million in cash payments for acquisitions, net of cash acquired, $9.3 million in purchases of property and equipment offset by a $46.6 million issuer redemption of auction rate securities.

Net cash provided by (used in) financing activities was $387.5 million in 2011 YTD and ($44.2) million in 2010 YTD. In 2011 YTD, net cash provided by financing activities primarily consisted of net borrowings of $373.1 million under our Credit Agreement and $30.2 million related to proceeds from stock awards, offset by $14.2 million in credit facility issuance and refinancing costs. In 2010 YTD, net cash used in financing activities consisted of a $46.6 million reduction in an auction rate securities credit facility offset by $3.3 million related to proceeds from stock awards.

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the

“Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of July 3, 2011, $373.1 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

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

The Facilities are subject to certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings. We are in compliance with all of our covenants.

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

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We reflect the change in value of the swaps through other income or expense and at July 3, 2011, recorded a liability of $2.1 million. We recorded the related expense in other income (expense), net. We classify interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2011.

(b)	Changes in internal control over financial reporting.

During the third quarter of fiscal year 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the Complaint. Given the early stages of this matter, we cannot determine the likelihood of an unfavorable outcome.

Item 1A.	RISK FACTORS

With the exception of the fifth risk factor listed below, there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 23, 2010. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.

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

Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government’s interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.

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

Provisions in our credit facility and our current leverage could adversely affect our consolidated financial position and our ability to operate our business.

Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks that are associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facility only permits borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	financial and restrictive covenants may adversely affect our ability to implement business plans, react to changes in economic conditions or benefit from changes in tax regulations; and

•	debt service payments will continue to have a negative impact on our cash flows.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected.

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

In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results.

Microsemi’s aggregate net sales to the Defense & Security end market represented approximately 40% of total net sales in 2010. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 40% for 2010, 30% for 2009 and 40% for 2008. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	trade restrictions;

•	availability of transportation services, including disruptions related to work stoppages, security incidents or natural events at shipping or receiving points or along transportation routes;

•	work stoppages or disruption of local labor supply;

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

•	acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus), which could disrupt our manufacturing and logistical activities;

•	compliance with and changes in import/export regulations;

•	changes in tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally;

•	restrictions in the transfer or repatriation of funds; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

International sales of our products that service the defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, failure to maintain compliance with government regulations may result in fines and penalties that may materially and adversely affect our operating results.

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

At times, our inventory levels have risen. An increased inventory level adversely affects cash flow. The primary factor contributing to the increase in our inventory levels is work in progress in our satellite products because our satellite products require very long lead times for testing. A second factor impacting our inventory buildup is the consolidation of our manufacturing operations between facilities. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. In 2009, in addition to other inventory write-downs, we recorded inventory write-downs of $10.3 million for product lines that did not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined and $7.3 million for estimated inventory components that were not expected to be used by the closure date of our Scottsdale facility and that cannot be used by other manufacturing facilities. During the quarter ended July 3, 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory and an additional $8.2 million for the write-off of medical inventory.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to
Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended July 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 5, 2011	By:	/s/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to
Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended July 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.