Form 10-K
period 2011-10-02
MICROSEMI CORP
filed 2011-11-23
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2011

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

One Enterprise, Aliso Viejo, California 92656

(Address of principal executive offices) (Zip Code)

(949) 380-6100

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on April 1, 2011 was approximately $1,775,000,000.

The number of outstanding shares of Common Stock on November 14, 2011 was 86,851,848.

Documents Incorporated by Reference

Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about January 31, 2012. This proxy statement will be filed not later than 120 days after the close of the registrant’s fiscal year ended October 2, 2011.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations, including, without limitation, the impact of recent flooding in Thailand;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

ITEM 1. BUSINESS

INTRODUCTION

Microsemi Corporation was incorporated in Delaware in 1960. Our name was changed from Microsemiconductor Corporation in February 1983. Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries. Our principal executive offices are located at One Enterprise, Aliso Viejo, California 92656 and our telephone number is (949) 380-6100.

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry’s most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs),and mixed-signal and radiation-tolerant FPGAs. We also offer subsystems and modules that include application-specific power modules and PowerDsine® midpsans.

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

We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers’ end designs in high-value, high barrier-to-entry markets where power matters, security is non-negotiable, and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.

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

•

Extended temperature grade flash-based FPGA devices and SmartFusion® customizable system-on-chip (cSoC) with temperature screening from -55 degrees C to +100 degrees C that permit the integration of our products in military, avionics and defense applications where highly reliable operation at extreme temperatures is needed;

•	Transient voltage suppression devices that meet new avionics safety standards that are designed to protect avionics in composite-skinned aircraft;

•	An advanced 65-nanometer platform for flash-based customizable system-on-chips (cSoCs), featuring a new IP-friendly architecture that offers more functionality and lower power consumption;

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Application specific integrated circuit devices for use in smart meter and smart grid applications;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and power-over-ethernet (“PoE”) technology;

•	Global positioning system (GPS) receiver modules incorporating anti-tamper technology;

•	Defense Supply Center Columbus (DSCC)-certified radiation-hardened power MOSFETs for space applications; and

•	The industry’s first family of 120 volt, 50 watt high-reliability single, dual and triple output radiation-hard DC-DC converters.

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

We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 2, 2011 consisted of fifty-two weeks, the fiscal year ended on October 3, 2010 consisted of fifty-three weeks, and the September 27, 2009 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.

ACQUISITIONS

We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions.

In October 2011, we completed the acquisition of Zarlink Semiconductor Inc. (“Zarlink”), an international semiconductor supplier that designs, manufactures and distributes microelectronic components for the communications and medical industries. We expect that Zarlink’s timing, synchronization and voice products, which complement our existing communications products, will significantly increase our consolidated net sales in 2012.

During 2011, we acquired Actel Corporation (“Actel”), a leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. We sometimes refer to this division herein as “Microsemi – SoC.” We also acquired AML Communications, Inc., a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry, Asic Advantage, Inc. (“Asic Advantage”), a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets and substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology.

During 2010, we acquired White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. We also acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

During 2009, we acquired Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. This business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of 2009 was the purchase of substantially all the assets of Nexsem, Inc., a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks.

PRODUCTS

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

Net sales were $835.9 million, $518.3 million and $453.0 million in 2011, 2010 and 2009. Net sales by originating geographic area and end market are disclosed in Note 12 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, “International operations and sales expose us to material risks and may increase the volatility of our operating results,” which information is incorporated herein by reference.

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

We spent approximately $114.2 million, $55.4 million and $41.4 million in 2011, 2010 and 2009 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.

The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, ASICs, VDMOS products for high frequency communications and S-band products for RF applications.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS

We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2011, 2010 or 2009 net sales.

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

MANUFACTURING AND SUPPLIERS

Our principal domestic manufacturing operations are located in Garden Grove, La Mirada, Folsom, Santa Clara, Mountain View, Camarillo, and Sunnyvale, California; Bend, Oregon; Phoenix, Arizona and Lawrence and Lowell, Massachusetts. We have assembly, testing and screening facilities at these locations and wafer processing at most domestic manufacturing locations. In addition, we have manufacturing operations in China, France; Ireland and the Philippines. Following the acquisition of Zarlink in October 2011, we added a manufacturing facility in the United Kingdom.

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

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production in the second quarter of 2011. Scottsdale occupied a 135,000 square foot leased facility and shipped approximately 1%, 6% and 14% of net sales in 2011, 2010 and 2009, respectively.

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

SEASONALITY

Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and holiday demand that tends to increase net sales in the Enterprise & Communication end market during our fiscal first and fourth quarters.

COMPETITIVE CONDITIONS

The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Freescale Semiconductor, Inc., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd., Semicoa Corporation, Supertex, Inc. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., Mitel Corporation, RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. We may not be able to compete successfully in the future or competitive pressures may harm our financial condition, operating results or cash flows.

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

SALES TO U.S. GOVERNMENT

Approximately 36% of total net sales in 2011 were in the defense & security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. While one of our contracts was terminated in the past due to the termination of the underlying government contracts, we have never experienced a material loss due to termination of a U.S. Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.

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

EMPLOYEES

At the end of the most recently completed fiscal year, we employed approximately 1,800 persons domestically and 900 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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

Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus, flooding, tsunamis, power outages and infrastructure disruptions, and civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.

In the first quarter of fiscal year 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together can account for as much as 5% of our total quarterly revenues. We currently expect to relocate our operations to other facilities outside the affected area. However, should circumstances change or we are not able to execute our relocation plans, we may experience disruptions for the affected products that could have an adverse effect on our ability to timely deliver certain products and have a material adverse impact on our results of operations. In addition, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could further affect our revenue, consolidated financial position, results of operations and cash flows.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.

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

We have closed, combined, sold or disposed of certain of our manufacturing operations, which in the past has reduced our sales volume and resulted in significant restructuring costs.

In September 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona during the quarter ended April 3, 2011. Scottsdale represented approximately 1% of our annual net sales in fiscal year 2011 and occupied a 135,000 square foot leased facility. We face major technical challenges in regard to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we plan generally to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi’s subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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

Microsemi’s aggregate net sales to the defense & security end market represented approximately 36% of total net sales in 2011. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 46% in 2011. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Canada, Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

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

•

availability of transportation services, including disruptions related to work stoppages, security incidents or natural events at manufacturing, shipping or receiving points or along transportation routes;

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

The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in each of our diverse end markets. Each of these end markets has in the past experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.

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

The semiconductor industry, including most of the markets in which we do business, is highly competitive. We have numerous competitors in the various markets in which we sell products. Some of our current major competitors are Freescale Semiconductor, Inc., Texas Instruments, Inc., Koninklijke Philips Electronics, ON Semiconductor Corp., Fairchild Semiconductor International, Inc., Micrel Incorporated, International Rectifier Corp., Semtech Corp., Linear Technology Corp., Maxim Integrated Products, Inc., Skyworks Solutions, Inc., Diodes, Inc., Vishay Intertechnology, Inc., O2Micro International, Ltd. and Monolithic Power Systems, Inc. Some of our competitors in developing markets are Triquint Semiconductor, Inc., RF Micro Devices, Inc., Anadigics, Inc. and Skyworks Solutions, Inc. Many of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.

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

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 79% of our assembly and packaging requirements and 22% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active. In addition, the cost of product replacements or returns and other warranty matters in connection with qualify assurance problems caused by third party subcontractors could materially adversely affect us.

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

The market price of our stock has fluctuated widely. Between October 2, 2011 and October 3, 2010, the market sale price of our common stock ranged between a low of $14.49 and a high of $24.96. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

At times, our working capital levels have risen, which adversely affects cash flow.

At times, our working capital levels have risen and the increase has adversely affected cash flow. A factor contributing to the increase in our working capital has related to acquisitions with increases in accounts receivable and inventory generally exceeding increases in accounts payable and accrued liabilities. Another factor resulting in an increase in working capital has been a buildup of inventory prior to the consolidation of our manufacturing operations. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. In 2009, in addition to other inventory write-downs, we recorded inventory write-downs of $10.3 million for product lines that did not meet gross margin targets, products that are being migrated to newer generations, and products that service the large capital spending end markets for which demand has declined and $7.3 million for estimated inventory components that were not expected to be used by the closure date of our Scottsdale facility and that cannot be used by other manufacturing facilities. During the quarter ended April 3, 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory and an additional $8.2 million for the write-off of medical inventory.

There may be some potential effects of system outages.

We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.

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

None.

ITEM 2. PROPERTIES

Our headquarters are located in a leased building in Aliso Viejo, California that contains general office and engineering space. We own office, engineering and production facilities in Lawrence, Massachusetts; Garden Grove, California; and Ennis, Ireland. We also lease engineering and/or production facilities in Mountain View, Camarillo, Cupertino, La Mirada, Folsom and Santa Clara, California; Phoenix, Arizona; West Lafayette, Indiana; Atlanta, Georgia; Lowell, Massachusetts; Bend, Oregon; Austin, Texas; Ottawa, Canada; China; the Philippines; Israel; the United Kingdom; Sweden; and France. We also lease sales offices throughout the world. We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

ITEM 3. LEGAL	PROCEEDINGS

In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in fiscal year 2003. There has not been any significant development since September 28, 2003.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the complaint. On April 26, 2011, the defendants filed a motion to transfer the case to the United States District Court for the Northern District of California. On August 8, 2011, the defendants filed a motion to stay the litigation pending conclusion of reexamination of the patents-in-suit by the United States Patent & Trademark Office. The Court has not yet decided the motion to transfer or motion to stay. Discovery has not yet commenced and no trial date has been set. While material losses are reasonably possible, given the early stages of this matter, we cannot reasonably estimate the amount of any loss in the event of an unfavorable outcome.

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

Fiscal Year ended October 2, 2011	HIGH	LOW
1st Quarter	$24.68	$18.08
2nd Quarter	$24.96	$19.35
3rd Quarter	$23.81	$19.55
4th Quarter	$22.01	$14.49

Fiscal Year ended October 3, 2010	HIGH	LOW
1st Quarter	$17.99	$12.85
2nd Quarter	$18.50	$14.67
3rd Quarter	$18.00	$14.18
4th Quarter	$17.65	$13.83

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

(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 14, 2011)
Common Stock, $0.20 Par Value	521

The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

(c) Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict the amount of cash dividends we may pay.

(d) Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market – Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2006 and all dividends were reinvested. The Company’s fiscal year ends on the Sunday closest to September 30 each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Microsemi Corporation, The NASDAQ Composite Index

And the NASDAQ Electronic Components Index

*	$100 invested on October 1, 2006 in stock or on September 30, 2006 in index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on or about October 2, 2011 (Amounts in thousands, except per share data)
	2011	2010	2009	2008	2007
Selected Consolidated Income Statement Data:
Net sales	$835,854	$518,268	$452,972	$514,067	$442,252
Gross profit	$441,171	$248,211	$180,407	$228,972	$181,038
Operating expenses	$386,190	$192,330	$190,477	$165,429	$159,850
Net income (loss)	$54,447	$59,038	$(26,823)	$49,654	$9,818

Earnings (loss) per share:
Basic	$0.65	$0.73	$(0.33)	$0.64	$0.13

Diluted	$0.63	$0.72	$(0.33)	$0.62	$0.13

Weighted-average shares outstanding
Basic	83,916	80,797	80,943	77,897	74,027
Diluted	85,747	81,541	80,943	79,859	76,154

Selected Consolidated Balance Sheet Data:
Working capital	$424,201	$360,846	$353,953	$351,460	$267,671
Total assets	$1,470,473	$879,886	$811,130	$760,608	$637,280
Long-term liabilities	$425,960	$42,120	$34,010	$20,212	$6,630
Stockholders’ equity	$890,824	$766,443	$676,351	$673,170	$569,405

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

Overview

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry’s most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs), and mixed-signal and radiation-tolerant FPGAs. We also offer subsystems and modules that include application-specific power modules and PowerDsine® midpsans.

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

We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers’ end designs in high-value, high barrier-to-entry markets where power matters, security is non-negotiable, and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.

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

•

Extended temperature grade flash-based FPGA devices and SmartFusion® customizable system-on-chip (cSoC) with temperature screening from -55 degrees C to +100 degrees C that permit the integration of our products in military, avionics and defense applications where highly reliable operation at extreme temperatures is needed;

•	Transient voltage suppression devices that meet new avionics safety standards that are designed to protect avionics in composite-skinned aircraft;

•	An advanced 65-nanometer platform for flash-based customizable system-on-chips (cSoCs), featuring a new IP-friendly architecture that offers more functionality and lower power consumption;

•	Precision target-seeking and secure guidance solutions resulting in substantial improvements in size, accuracy, and cost efficient weaponry;

•	Application specific integrated circuit devices for use in smart meter and smart grid applications;

•	Leading edge wireless and wired network solutions for 80.2.11n Wi-Fi and power-over-ethernet (“PoE”) technology;

•	Global positioning system (GPS) receiver modules incorporating anti-tamper technology;

•	Defense Supply Center Columbus (DSCC)-certified radiation-hardened power MOSFETs for space applications; and

•	The industry’s first family of 120 volt, 50 watt high-reliability single, dual and triple output radiation-hard DC-DC converters.

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

In October 2011, we completed the acquisition of Zarlink Semiconductor Inc., an international semiconductor supplier that designs, manufactures and distributes microelectronic components for the communications and medical industries. We expect that Zarlink’s timing, synchronization and voice products, which complement our existing communications products, will significantly add to our consolidated net sales in 2012. However, uncertain macroeconomic conditions worldwide and the devastating flooding and ongoing impacts in Thailand, which shut down our operations at two subcontracted facilities, subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations” and “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.”

Net sales increased $317.6 million or 61% between 2011 and 2010 to $835.9 million for 2011 from $518.3 million for 2010 with increases in each of our reported end markets. Sales in each of our end markets were favorably impacted both in 2011 and 2010 by contributions from products we added from recent acquisitions. Our defense & security end market increased $91.4 million or 44% driven by contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners, missile defense and in military RF applications. Our aerospace end market increased $104.5 million or 97% driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. The aerospace end market also benefited from sales into satellite applications, especially system-level products, power management ICs and DC/DC converter solutions. Our industrial & alternative energy end market increased $89.2 million or 103% driven by growth in products for semiconductor capital equipment, an area which experienced substantial declines in 2009 and part of 2010 due to decreased capital spending during the recent economic downturn. Our enterprise & communications end market increased $32.4 million or 28% due to increased sales of our PoE offerings, RF power amplifier and DC-DC products and benefited from a recovery in enterprise demand.

Operating income decreased $0.9 million to $55.0 million in 2011 from $55.9 million in 2010. The favorable impact of higher sales were offset by $42.3 million higher amortization of acquired intangibles, $20.0 million higher restructuring costs, related to severance expenses and the closure of our Scottsdale facility and incremental costs from our acquisitions.

While each of our acquisitions contributed to higher sales and operating income, we immediately implement an integration plan in functional areas such as sales and operations. We have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Sales offices, personnel and efforts are combined. Production has been transferred among our facilities to share resources and technology, as well as to increase efficiency. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same projects, regardless of which facility records personnel expense. Due to this commingling of activities, we do not practically measure the impact of any particular acquisition.

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

During the year ended October 2, 2011, we have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Production has been transferred among our facilities to share resources and technology, as well as to increase efficiency. We strive to make the best possible use of our engineering capabilities by sharing research and production methods across our divisions and, where appropriate, assigning engineers to the same projects, regardless of the facility that incurs the personnel expense.

Acquisitions

We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions.

In October 2011, we completed the acquisition of Zarlink Semiconductor Inc., an international semiconductor supplier that designs, manufactures and distributes microelectronic components for the communications and medical industries. We expect that Zarlink’s timing, synchronization and voice products, which complement our existing communications products, will significantly increase our consolidated net sales in 2012.

During 2011, we acquired Actel Corporation (“Actel”), a leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. We sometimes refer to this division herein as “Microsemi – SoC.” We also acquired AML Communications, Inc., (“AML”) a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry, Asic Advantage, Inc. (“Asic Advantage”), a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets and substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology. AML and Brijot were integrated into Microsemi Corp. – RF Integrated Solutions. Asic Advantage was integrated into Microsemi Corp. – Analog Mixed Signal Group.

During 2010, we acquired White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. We also acquired substantially all of the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

During 2009, we acquired Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. This business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of 2009 was the purchase of substantially all the assets of Nexsem, Inc., a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. This acquisition was integrated into the existing operations of Microsemi Corp. – Analog Mixed Signal Group.

Restructuring and Severance Charges

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid through 2013. Facility termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Facility Termination Costs	Total
Balance at October 3, 2010	$4,124	$—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(1,866)	(1,718)	(3,584)

Balance at October 2, 2011	$355	$6,482	$6,837

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $15.8 million in 2011. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	15,784
Cash expenditures	(14,586)
Other non-cash settlement	(116)

Balance at October 2, 2011	$2,724

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Additional information with respect to our critical accounting policies that we believe could have significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. To date, the net realizable value of our inventories has generally been within management’s estimates.

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification 825 (“ASC 825”) permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25-3 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. We have elected the fair value option on our credit facility that we entered into in 2011.

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

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

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

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2011 generally remain subject examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2008 to 2011 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Net sales increased $317.6 million or 61% between 2011 and 2010 to $835.9 million for 2011 from $518.3 million for 2010. Net sales increased $65.3 million or 14% between 2010 and 2009 to $518.3 million for 2010 from $453.0 million for 2009. Sales in each end market were favorably impacted both in 2011 and 2010 by contributions from products we added from recent acquisitions. Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for the last three fiscal years is approximately as follows (amounts in thousands):

	2011	2010	2009
Defense & Security	$299,503	$208,098	$170,653
Aerospace	212,127	107,587	112,847
Enterprise & Communications	148,792	116,369	70,102
Industrial & Alternative Energy	175,432	86,214	99,370

Total	$835,854	$518,268	$452,972

Net sales in the Defense & Security end market increased $91.4 million to $299.5 million in 2011 from $208.1 million in 2010 and increased $37.4 million between 2010 and 2009 from $170.7 million. Sales in this end market were favorably impacted by contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners, missile defense and in military RF applications. Over the near term, we believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. However, we recognize that the current U.S. federal budget situation will result in short-term delays in defense programs and potentially defer growth beyond the upcoming quarter.

Net sales in the Aerospace end market increased $104.5 million to $212.1 million in 2011 from $107.6 million in 2010 and decreased $5.2 million between 2010 and 2009 from $112.8 million. After a period where this end market was negatively impacted by global economic conditions, net sales between 2011 and 2010 increased and was driven by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Sales into satellite applications have grown as we have increased our product portfolio, especially system-level products, power management ICs and DC/DC converter solutions. Generally space-related applications are in a less economically sensitive market though we currently expect a moderation of growth. Combined with expected growth from commercial air applications, we expect that this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Communications end market increased $32.4 million to $148.8 million in 2011 from $116.4 million in 2010 and increased $46.3 million between 2010 and 2009 from $70.1 million. Net sales in 2010 recovered from 2009, a period that was negatively impacted as enterprise demand waned in a challenging economic environment and demand for parts used in automotive navigation systems and notebook storage products declined. This recovery continued in 2011 as we experienced steady sales of our PoE offerings, RF power amplifier and DC-DC products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We expect additional contribution from our display products such as LED drivers for solid state lighting and television backlighting. While this end market is sensitive to macroeconomic conditions, based on current and expected backlog, we expect that net sales from products prior to the acquisition of Zarlink will grow in the upcoming quarter. We also expect significant contribution from Zarlink, as approximately 85% of its net sales are expected to be in this end market.

Net sales in the Industrial & Alternative Energy end market increased $89.2 million to $175.4 million in 2011 from $86.2 million in 2010 and decreased $13.2 million between 2010 and 2009 from $99.4 million. The increases in 2011 were driven by growth in products for semiconductor capital equipment, an area which experienced substantial declines in 2009 and part of 2010 due to decreased capital spending during the recent economic downturn. We have also noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products and also contributions from Microsemi – SoC. The declines in 2010 were due to products in medical applications that were impacted by lower procurement levels of ICD products that were in line with moderating growth in the ICD space. Sales into medical applications in 2009 also benefited from our support of a product launch schedule of a principal ICD customer. Declines in this end market in 2010 were partially offset by growth in products for semiconductor capital equipment. We expect cyclicality in the semiconductor capital equipment, as well as well as a slowdown in products solar applications will adversely impact this end market. In addition, due to the impact of flooding at our subcontractor’s facilities in Thailand, we expect that sales in this end market will decline in the upcoming quarter. We do expect contribution from Zarlink in this end market as approximately 15% of its net sales are expected to be in this end market.

An estimated breakout of net sales by originating geographic area for 2011, 2010 and 2009 is approximately as follows (amounts in thousands):

	2011	2010	2009
United States	$508,145	$243,822	$215,611
Europe	132,145	125,209	135,844
Asia	195,564	149,237	101,517

Total	$835,854	$518,268	$452,972

Gross profit increased $193.0 million between 2011 and 2010, to $441.2 million (52.8% of sales) for 2011 from $248.2 million (47.9% of sales) for 2010 and increased $67.8 million between 2010 and 2009, from $180.4 million (39.8% of sales) for 2009. Gross profit percentage for 2011 was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities (including the closure of our Scottsdale facility) and reductions in personnel. During the second quarter of 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. We also recorded a charge in the second quarter of 2011 of $5.6 million for Scottsdale remediation and fixed assets that we abandoned as part of our Scottsdale facility closure. In addition, we recorded non-cash purchase accounting expenses of $5.9 million in 2011 related to manufacturing profit in acquired inventory. Gross profit percentage for 2010 was favorably impacted by cost optimization programs, which included the closure of our facility in Colorado, ramp down of our Scottsdale facility, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. In 2009, gross profit percentage was impacted 400 basis points from inventory write-downs related to product lines that do not meet gross margin targets, products that are being migrated to newer generations, products that service large capital spending end markets for which demand has declined and inventory at our Scottsdale facility that we announced we are closing. The remaining decline in gross profit percentage in 2009 was due substantially to the effects of fixed costs allocated over lower sales volume.

Selling, general and administrative expenses increased $72.8 million between 2011 and 2010 to $187.5 million for 2011 from $114.7 million for 2010 and increased $1.6 million between 2010 and 2009 from $113.1 million in 2009. While selling, general and administrative expenses in 2011 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions we added over the last year. Selling, general and administrative expenses in 2010 were favorably impacted from restructuring and cost control measures. Selling, general and administrative expense in 2011 and 2010 also included acquisition-related costs such as investment advisor, transaction and legal fees of

$11.8 million and $4.8 million, respectively, while in 2009, these costs were allocated to the fair value of net assets acquired in accordance with GAAP then in effect. We expect selling, general and administrative expenses to increase next quarter, related to incremental costs from Zarlink, offset by cost controls we have implemented in response to the current economic environment.

Research and development expense increased $58.8 million between 2011 and 2010 to $114.2 million in 2011 from $55.4 million in 2010 and increased $14.0 million between 2010 and 2009 from $41.4 million in 2009. The increase in 2011 was due to additional product development to support our organic growth and attributable to additional research and development activities from 2011 acquisitions. The increase between 2010 and 2009 was due to higher purchases of materials, masks and other supplies related to new product development for both high-reliability and analog mixed signal products, as well as additional spending related to 2010 acquisitions. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, PoE, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, VDMOS products for high frequency communications and S-band products for RF applications. We expect research and development expense to increase next quarter related to incremental costs from Zarlink and to support our product development efforts as we intend to continue to make product investments that deliver continued organic growth.

Amortization of intangible assets increased $42.3 million between 2011 and 2010 to $62.4 million in 2011 from $20.2 million in 2010 and increased $5.0 million between 2010 and 2009 from $15.2 million in 2009. The increases reflect additional amortization expense related to identifiable intangibles resulting from acquisitions consummated in 2011 and 2010.

Restructuring charges amounted to $22.1 million in 2011 compared to $2.1 million in 2010 and $13.3 million in 2009. The 2011 restructuring charges included $8.1 million related to our Scottsdale facility lease termination costs accrued at the cease use date and $14.0 million in charges for severance and termination benefits, primarily at facilities that we acquired in 2011 or at locations where we integrated recent acquisitions, principally Actel. Restructuring charges in 2010 related to costs incurred to optimize our personnel levels. Restructuring charges in 2009 consisted of $13.1 million in severance and $0.2 million in other related costs and included amounts from the closure of our Scottsdale manufacturing facility.

Operating income decreased $0.9 million to $55.0 million in 2011 from $55.9 million in 2010. The favorable impact of higher sales were offset by $42.3 million higher amortization of acquired intangibles, $20.0 million higher restructuring costs related to severance expenses and the closure of our Scottsdale facility, and incremental costs from our acquisitions.

Impairment charges in 2009 related to facility closures represented the held for sale impairment for the building and real estate related to our closed Broomfield, Colorado facility amounting to $1.7 million and the held and used impairment for our Scottsdale manufacturing facility amounting to $4.5 million to reflect our long-lived assets at their lower fair value.

Interest expense was $16.7 million in 2011, $0.8 million in 2010 and $0.4 million in 2009. The increase in interest expense in 2011 was related to term loan borrowings under our Credit Agreement.

Other income (expense), net, was ($16.7) million in 2011 compared to ($0.5) million in 2010 and $0.3 million in 2009. We elected the fair value option in accounting for the term loan balance outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded expense of $3.3 million related to these adjustments. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs that totaled $14.2 million in 2011. Finally, in 2011 we recorded a gain of $2.0 million related to the sale of a facility.

We recorded a benefit for income taxes of $32.4 million on pretax income of $22.0 million in 2011 compared to a benefit for income taxes of $4.0 million on pre-tax income of $55.0 million in 2010. The benefit for income taxes of $32.4 million included the release of $16.4 million of the remaining valuation allowance related to our Israel operation’s deferred tax assets, release of $5.2 million of our U.S. valuation allowance and recognition of $20.8 million in current year tax benefits from net operating losses and tax credits as a result of the excess deferred tax liabilities resulting from our acquisitions of Actel Corporation, AML Corporation, and ASIC Advantage, Inc. These benefits were partially offset by foreign tax expense of $10.0 million. We had cumulative operating losses for our U.S. operations. During the fourth quarter of 2009, we determined that it was more likely than not that the benefits of certain U.S. deferred tax assets would not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carry back our U.S. operating losses, tax credits and reversing temporary differences to recover previously paid taxes. Based on this assessment, we determined that a valuation allowance was required for the deferred tax assets related to our U.S. operations that could not be carried back due to lower availability of previously paid taxes. Accordingly, we recorded a $28.4 million valuation allowance on a substantial portion of our U.S. deferred tax assets, which was included in the total tax provision of $17.9 million for fiscal year 2009.

During fiscal year 2011 we released the remaining valuation allowance related to our Israel operation based on an evaluation of key positive and negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.

CAPITAL RESOURCES AND LIQUIDITY

We had $266.6 million and $200.0 million in cash and cash equivalents at October 2, 2011 and October 3, 2010, respectively. During 2011, we financed our operations with cash generated from operations.

Net cash provided by operating activities increased $31.6 million to $139.2 million in 2011 from $107.6 million in 2010. A summary of net cash provided by operating activities in 2011, 2010 and 2009 are as follows (amounts in thousands):

	2011	2010	2009
Net income	$54,447	$59,038	$(26,823)
Depreciation and amortization	91,482	39,436	33,145
Provision for doubtful accounts	171	(324)	571
Deferred income taxes	(19,442)	21,561	(18,610)
Valuation allowance on deferred income taxes	(21,604)	(15,616)	39,389
Stock-based compensation	21,138	24,672	26,844
Net change in working capital accounts	14,153	(19,612)	57,297
Net change in other long term assets and liabilities	(1,111)	(1,544)	(4,613)

Net cash provided by operating activities	$139,234	$107,611	$107,200

Accounts receivable increased $32.2 million to $110.9 million at October 2, 2011 from $78.7 million at October 3, 2010. The increase in accounts receivable was primarily due to higher sales, including incremental sales from operations we acquired in 2011. Days sales outstanding at the end of 2011 was 42 days compared to 46 days at the end of 2010 reflecting increased collection efforts.

Inventories increased $14.6 million to $140.8 million at October 2, 2011 from $126.2 million at October 3, 2010. The increase was due primarily to inventory balances at operations we acquired in 2011. Days of inventory at the end of 2011 was 134 days compared to 145 days at the days at the end of 2010 reflecting additional inventory management efforts.

Current liabilities increased $82.4 million to $153.7 million at October 2, 2011 from $71.3 million at October 3, 2010. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and an increase in current maturities of long term debt from our term loan balances.

Net cash used in investing activities was $460.5 million in 2011 compared to $82.0 million for 2010 and $47.2 million for 2009. Net cash used in investing activities in 2011 primarily consisted of $436.8 million in net cash consideration for four acquisitions and purchases of property and equipment of $25.8 million, offset by $2.2 million in proceeds for the sale of assets. Net cash used in investing activities in 2010 primarily consisted of $112.4 million in net cash consideration for three acquisitions, purchases of property and equipment of $16.4 million, partially offset by $46.6 million from the disposition of investments in available for sale securities. The increase in purchases of property and equipment between 2010 and 2009 was due primarily to the start up of our Philippine operations. Net cash used in investing activities in 2009 primarily consisted of $55.9 million in net cash consideration for three acquisitions, and purchases of property and equipment of $12.6 million, partially offset by $15.5 million from the disposition of investments in available for sale securities and $5.9 million in net proceeds from the divesture of assets.

Net cash (used in) provided by financing activities was $388.0 million in 2011, $(42.4) million in 2010 and $49.5 million in 2009. Net cash provided by financing activities in 2011 consisted of net borrowings of $372.2 million under our Credit Agreement and $33.0 million related to proceeds from stock awards, offset by $17.2 million in credit facility issuance and refinancing costs. Net cash used in financing activities in 2010 consisted of $5.2 million related to stock award activity offset by $46.6 million used to repay amounts outstanding under our auction rate securities credit facility. Net cash provided by financing activities in 2009 consisted primarily of $46.6 million in proceeds from our auction rate securities credit facility and $2.9 million related to stock award activity.

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of October 2, 2011, $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility.

As further described in the subsequent events footnote to our consolidated financial statements, in October 2011, we acquired Zarlink for approximately CAD $640 million. In connection with the acquisition, we entered into Amendment No. 2 to the Credit Agreement (as amended, the “Amended and Restated Credit Agreement”) which increased the term loan facility to $800.0 million. Following the acquisition of Zarlink, we also borrowed $49.6 million under the Revolving Facility. Based on current amounts outstanding and interest rates, we expect to record quarterly interest payments of approximately $12.6 million.

The Amended and Restated Credit Agreement also provided new pricing terms, which increased the current applicable margin on revolving loans and swingline loans determined at the Base Rate by 75 to 100 basis points to 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate by 75 to 100 basis points to 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the new pricing terms increased the current applicable margin on term loans determined at the Base Rate by 150 basis points to 3.50% and term loans determined at the Eurodollar Rate by 150 basis points to 4.50%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest  1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.25%.

Pursuant to the Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200,000,000 (increased from $100,000,000 pursuant to the Existing Agreement).

Microsemi paid upfront fees or original issue discount equal to 2.00% of the Term Loan Facility and an amendment fee on the Existing Revolving Facility of 0.25%. Additionally, Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi’s consolidated leverage ratio, on the unused portion of the Existing Revolving Facility. If any letters of credit are issued, then Microsemi expects to continue paying a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with all financial covenants as of October 2, 2011.

As of October 2, 2011, we had no material commitments for capital expenditures. Based upon information currently available to us, we believe that we can meet our working capital, cash requirements and capital commitments for the next twelve months with cash balances, internally generated funds from ongoing operations.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at October 2, 2011 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Credit facility	$372,186	$3,750	$7,500	$7,500	$353,436	$—
Capital leases	3,373	351	732	586	5,266	(3,562)
Other long-term liabilities	4,997	61	742	38	4,156	—
Operating leases	64,538	11,340	20,730	13,200	19,268	—
Purchase obligations	32,266	27,397	4,869	—	—	—

Total	$477,360	$42,899	$34,573	$21,324	$382,126	$(3,562)

As of October 2, 2011, we recorded $14.5 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

In acquiring Zarlink, we assumed their contractual payments obligations and commitments. The following table summarizes our current estimate of contractual payment obligations as of October 13, 2011, related to this acquisition (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,010	$2,776	$8,227	$5,200	3,807
Purchase obligations	2,358	2,358	—	—	—
Letters of credit	702	685	—	17	—

Total	$23,070	$5,819	$8,227	$5,217	$3,807

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued ASU No. 2009-13, that eliminates the criterion for objective and reliable evidence of fair value for undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows but may do so in the future depending on the terms included in revenue arrangements we enter into prospectively.

In January 2010, the FASB issued ASU No. 2010-06, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of the effective portions of this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows. We do not anticipate that the adoption of the remaining portions of this ASU will result in a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, that updates requirements on the disclosure of pro forma revenue and earnings following a business combination or series of business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (our fiscal year 2012). Early adoption is permitted and we have elected to adopt the provisions of this ASU. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). The provisions of this standard only affect the presentation of comprehensive income and will not materially impact our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (our fiscal year 2013). Early adoption is permitted and we have elected to adopt the provisions of this ASU. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Specific to the acquisition of Zarlink, as further discussed in Note 15 of our consolidated financial statements, we entered into foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We agreed to purchase CAD 623.0 million for $608.2 million for settlement in October 2011. Other than the foregoing, we have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 36% of total net sales in 2011 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

At the end of fiscal year 2011, interest under the Facilities is, at our option, Base Rate or LIBOR, plus a margin ranging from 2.00% to 2.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 3.00% to 3.50% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The Base Rate for term loans is equal to 2.0% per annum and for revolving loans is a fluctuating interest rate per annum equal to the highest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate and (c) one-month LIBOR plus 1%. Interest for Base Rate-based loans is calculated on the basis of a 365-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year. The current principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00%. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3.7 million annually. Subsequent to the end of fiscal year 2011, we amended our credit agreement and increased the term loan balance to $800.0 million which was subject to an interest rate of 5.75%. We also borrowed $50.0 million under the Revolving Facility. A one percent increase in the variable rate of interest on the term loan facility and Revolving Facility would increase interest expense by approximately $8.5 million annually.

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We reflect the change in value of the swaps through other income or expense and at October 2, 2011, recorded a liability of $2.1 million. We recorded the related expense in other income (expense), net. We classify interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

		Page
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	50

	Consolidated Balance Sheets at October 2, 2011 and October 3, 2010	51

	Consolidated Statements of Operations for each of the three fiscal years in the period ended October 2, 2011	52

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 2, 2011	53

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 2, 2011	54

	Notes to Consolidated Financial Statements	55

2.	Financial Statement Schedule

	Schedule for the fiscal years ended October 2, 2011, October 3, 2010 and September 27, 2009

	II – Valuation and Qualifying Accounts	82

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Microsemi Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 2, 2011 and October 3, 2010 and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

November 23, 2011

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	October 2, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$266,631	$199,950
Accounts receivable, net of allowance for doubtful accounts of $2,149 at October 2, 2011 and $1,978 at October 3, 2010	110,908	78,722
Inventories	140,827	126,151
Deferred income taxes	43,424	12,620
Other current assets	16,100	14,726

Total current assets	577,890	432,169
Property and equipment, net	89,922	75,913
Goodwill	491,079	270,832
Intangible assets, net	281,689	92,343
Other assets	29,893	8,629

TOTAL ASSETS	$1,470,473	$879,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,561	$33,827
Accrued liabilities	101,078	37,052
Current maturity of long-term liabilities	4,050	444

Total current liabilities	153,689	71,323

Credit facility	357,384	—
Deferred income taxes	35,568	19,513
Other long-term liabilities	33,008	22,607
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 86,806 issued and outstanding at October 2, 2011 and 83,240 issued and outstanding at October 3, 2010	17,361	16,648
Capital in excess of par value of common stock	612,517	543,628
Retained earnings	260,160	205,713
Accumulated other comprehensive income	786	454

Total stockholders’ equity	890,824	766,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,470,473	$879,886

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three fiscal years in the period ended October 2, 2011

(amounts in thousands, except earnings per share)

	2011	2010	2009
Net sales	$835,854	$518,268	$452,972
Cost of sales	394,683	270,057	272,565

Gross profit	441,171	248,211	180,407

Operating expenses:
Selling, general and administrative	187,529	114,663	113,080
Research and development costs	114,155	55,395	41,435
In-process research & development	—	—	1,310
Amortization of intangible assets	62,425	20,165	15,203
Restructuring and severance charges	22,081	2,107	13,264
Impairment charges related to facility closures	—	—	6,185

Total operating expenses	386,190	192,330	190,477

Operating income (loss)	54,981	55,881	(10,070)

Other income (expenses):
Interest expense	(16,654)	(756)	(352)
Interest income	383	432	1,221
Other, net	(16,661)	(526)	327

Total other income (loss)	(32,932)	(850)	1,196

Income (loss) before income taxes	22,049	55,031	(8,874)
Provision (benefit) for income taxes	(32,398)	(4,007)	17,949

Net income (loss)	$54,447	$59,038	$(26,823)

Earnings (loss) per share:
Basic	$0.65	$0.73	$(0.33)

Diluted	$0.63	$0.72	$(0.33)

Weighted-average common shares outstanding:
Basic	83,916	80,797	80,943

Diluted	85,747	81,541	80,943

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three fiscal years in the period ended October 2, 2011

(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at September 28, 2008	79,797	$15,959	$483,233	$173,498	$480	$673,170

Proceeds from exercise of stock options	277	55	2,805	—	—	2,860
Grants and cancellations of restricted share awards	1,339	268	(268)	—	—	—
Tax benefit – stock-based compensation	—	—	41	—	—	41
Stock-based compensation	—	—	27,051	—	—	27,051
Other Comprehensive income	—	—	—	—	52	52
Net loss	—	—	—	(26,823)	—	(26,823)

Balance at September 27, 2009	81,413	$16,282	$512,862	$146,675	$532	$676,351

Proceeds from exercise of stock options	464	93	4,714	—	—	4,807
Grants and cancellations of restricted share awards	1,363	273	(273)	—	—	—
Issuance of stock awards related to acquisition	—	—	161	—	—	161
Tax benefit – stock-based compensation	—	—	730	—	—	730
Stock-based compensation	—	—	25,434	—	—	25,434
Other Comprehensive loss	—	—	—	—	(78)	(78)
Net income	—	—	—	59,038	—	59,038

Balance at October 3, 2010	83,240	$16,648	$543,628	$205,713	$454	$766,443

Proceeds from exercise of stock options	2,089	418	26,790	—	—	27,208
Tax withholding on restricted stock units	—	—	(1,538)	—	—	(1,538)
Grants and cancellations of restricted share awards	1,477	295	(295)	—	—	—
Issuance of stock awards related to acquisition	—	—	15,293	—	—	15,293
Tax benefit – stock-based compensation	—	—	—	—	—	—
Stock-based compensation	—	—	28,639	—	—	28,639
Other Comprehensive income	—	—	—	—	332	332
Net income	—	—	—	54,447	—	54,447

Balance at October 2, 2011	86,806	$17,361	$612,517	$260,160	$786	$890,824

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three fiscal years in the period ended October 2, 2011

(amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$54,447	$59,038	$(26,823)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,482	39,436	33,145
Provision for doubtful accounts	171	(324)	571
Impairment charges related to facility closures	—	—	6,185
In process research and development	—	—	1,310
Deferred income taxes	(19,442)	21,561	(18,610)
Valuation allowance on deferred income taxes	(21,604)	(15,616)	39,389
Charge for stock based compensation	28,465	25,277	26,933
Excess tax benefits-stock awards	(7,327)	(605)	(89)
Effect of fair value option on credit facility issuance and refinancing costs	14,218	—	—
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	9,692	(8,068)	46,450
Inventories	14,968	(20,295)	30,188
Other current assets	3,697	(1,669)	(6,229)
Other assets	6,201	1,320	(1,809)
Accounts payable	2,354	15,153	(17,048)
Accrued liabilities	(16,603)	(6,053)	(4,512)
Other long-term liabilities	(21,485)	(1,544)	(1,851)

Net cash provided by operating activities	139,234	107,611	107,200

Cash flows from investing activities:
Purchases of property and equipment	(25,826)	(16,224)	(12,625)
Proceeds from sale of available for sale securities	—	46,550	15,450
Proceeds from the divestiture or sale of assets	2,157	—	5,877
Payments for acquisitions, net of cash acquired	(436,849)	(112,370)	(55,856)

Net cash used in investing activities	(460,518)	(82,044)	(47,154)

Cash flows from financing activities:
Proceeds from (repayments of) auction rate securities credit facility	—	(46,550)	46,550
Repayments of credit facility	(52,814)	—	—
Credit facility issuance costs	(17,218)	—	—
Proceeds from credit facility	425,000	—	—
Repayment of note payable	—	(981)	—
Excess tax benefit from stock awards	7,327	365	89
Stock settled tax withholdings	(1,538)	—	—
Exercise proceeds from stock awards	27,208	4,807	2,860

Net cash (used in) provided by financing activities	387,965	(42,359)	49,499

Net increase (decrease) in cash and cash equivalents	66,681	(16,792)	109,545
Cash and cash equivalents at beginning of year	199,950	216,742	107,197

Cash and cash equivalents at end of year	$266,631	$199,950	$216,742

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$12,625	$790	$340
Income taxes	$6,553	$8,398	$4,705

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading designer, manufacturer and marketer of high performance analog and mixed-signal integrated circuits and high-reliability semiconductors. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals.

Our products include individual components as well as integrated circuit solutions that enhance customer designs by reducing size, protecting circuits, improving performance, reliability, and battery optimization. The principal markets we serve include Defense & Security, Aerospace, Enterprise & Communication and Industrial & Alternative Energy.

During 2009, we acquired Electro Module, Inc. and its wholly-owned subsidiary, Babcock, Inc. Babcock, Inc. is a leading manufacturer of high-reliability power supplies, relays and flat panel displays and supplies. We subsequently renamed Babcock, Inc., “Microsemi Corp. – Power Management Group” (“PMG”). Also during 2009, we entered into an asset purchase agreement in which we acquired substantially all the assets of the Defense and Security business of Endwave Corporation. This business designs, manufactures and markets radio frequency modules that enable the transmission, reception and processing of high frequency signals. Markets for these products include defense electronics, homeland security systems and other applications that require high frequency radio frequency circuitry and subsystems. We subsequently renamed the Defense and Security business of Endwave Corporation, “Microsemi Corp. – RF Integrated Solutions.” Our final acquisition of 2009 was the purchase of substantially all the assets of Nexsem, Inc., a designer and marketer of high-voltage DC to DC conversion devices for applications such as in LCD televisions, set top boxes, notebooks and netbooks. In the fourth quarter of 2009 and in connection with a settlement with the United States Department of Justice, we entered into an agreement which, in substance, resulted in the divestiture of the assets purchased from SEMICOA.

During 2010, we acquired White Electronic Designs Corporation (“White Electronic”), a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. We also acquired substantially all the assets of VT Silicon, a designer and manufacturer of multi-band radio frequency integrated circuit (“RFIC”) solutions for the mobile wireless broadband market and all the shares of Arxan Defense Systems, Inc., a leading provider of anti-tamper solutions, providing full-service support to defense clients in securing systems against tampering, piracy and reverse engineering.

During 2011, we acquired Actel Corporation (“Actel”), a leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. We sometimes refer to this division herein as Microsemi – SoC. We also acquired AML Communications, Inc., a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry, Asic Advantage, Inc. (“Asic Advantage”), a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets and substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology.

Fiscal Year

We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 2, 2011 consisted of fifty-two week, the fiscal year ended on October 3, 2010 consisted of fifty-three weeks, and the fiscal year ended on September 27, 2009 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.

Inventories

Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. To date, the net realizable value of our inventories has generally been within management’s estimates.

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification 825 (“ASC 825”) permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25-3 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. We have elected the fair value option on our credit facility that we entered into in 2011.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2011 generally remain subject examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2008 to 2011 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows.

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for the 2011, 2010 and 2009 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2011	2010	2009
BASIC
Net income (loss)	$54,447	$59,038	$(26,823)

Weighted-average common shares outstanding	83,916	80,797	80,943

Basic earnings (loss) per share	$0.65	$0.73	$(0.33)

DILUTED
Net income (loss)	$54,447	$59,038	$(26,823)

Weighted-average common shares outstanding for basic	83,916	80,797	80,943
Dilutive effect of stock awards	1,831	744	—

Weighted-average common shares outstanding on a diluted basis	85,747	81,541	80,943

Diluted earnings (loss) per share	$0.63	$0.72	$(0.33)

For the 2011 and 2010, approximately 7.3 million and 7.4 million awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. All stock awards in 2009 were excluded from the computation of diluted earnings per shares as we incurred a net loss.

Concentration of Credit Risk and Foreign Sales

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 36% of total net sales in 2011 were in the defense & security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 46% for 2011, 40% for 2010 and 30% for 2009. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued ASU No. 2009-13, that eliminates the criterion for objective and reliable evidence of fair value for undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows but may do so in the future depending on the terms included in revenue arrangements we enter into prospectively.

In January 2010, the FASB issued ASU No. 2010-06, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of the effective portions of this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows. We do not anticipate that the adoption of the remaining portions of this ASU will result in a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, that updates requirements on the disclosure of pro forma revenue and earnings following a business combination or series of business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (our fiscal year 2012). Early adoption is permitted and we have elected to adopt the provisions of this ASU. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). The provisions of this standard only affect the presentation of comprehensive income and will not materially impact our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 (our fiscal year 2013). Early adoption is permitted and we have elected to adopt the provisions of this ASU. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

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

The useful lives of completed technology rights are based on the number of years in which net cash flows have been projected. The useful life of backlog is estimated based upon the fulfillment period. The useful lives of customer relationships are estimated based upon the length of the relationships currently in place, historical attrition patterns and natural growth and diversification of other potential customers. The useful life of a trade name was estimated based on the period in which a benefit could be ascribed to the identified trade names.

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

The purchase price allocation for acquisitions completed in 2011 are preliminary, primarily with respect to certain tax matters and may be subject to adjustment. If such adjustment were to occur, it would result in corresponding adjustment to goodwill and income tax liabilities.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actel Corporation

During the quarter ended January 2, 2011, we completed our acquisition of Actel Corporation (“Actel”) for $20.88 per share in cash. Actel is the leading supplier of low-power field-programmable gate arrays (“FPGAs”), mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, Actel’s flash- and antifuse-based FPGA solutions enable power-efficient design. We sometimes refer to this division herein as “Microsemi – SoC.”

The total consideration as shown in the table below is allocated to Actel’s tangible and intangible assets and liabilities based on their preliminary estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Actel shareholders	$548,759
Change in control obligations	17,298
Fair value of vested stock awards assumed by Microsemi	15,294

Total consideration	$581,351
Allocation of consideration:
Book value of Actel’s net assets	182,765
Adjustments to historical net book value:
Inventories	5,494
Identifiable intangible assets	232,600
Deferred tax liability	(24,379)

Adjustment to goodwill	$184,871

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$147,000	8
Customer relationships	68,000	7
Backlog	13,600	1
Trade name	4,000	3

	$232,600

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary with respect to certain tax matters and is based on our estimates. The amount ultimately allocated to identifiable intangible assets is not expected to change materially from this allocation.

AML Communications, Inc.

During the quarter ended July 3, 2011, we completed our acquisition of AML Communications, Inc. (“AML”), for $2.50 per share in cash. AML is a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry. AML was integrated into Microsemi Corp. – RF Integrated Solutions.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration as shown in the table below is allocated to AML’s tangible and intangible assets and liabilities based on their preliminary estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to AML share- and option-holders	$31,264
Change in control obligations	1,956

Total consideration	$33,220
Allocation of consideration:
Book value of AML’s net assets	$11,397
Adjustments to historical net book value:
Inventories	304
Identifiable intangible assets	10,000
Deferred tax liability	(4,675)

Adjustment to goodwill	$16,194

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$4,200	6
Customer relationships	4,600	5
Backlog	1,100	2
Trade name	100	2

	$10,000

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

Brijot Imaging Systems, Inc.

During the quarter ended July 3, 2011, we acquired substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology. Total consideration, including cash and assumed liabilities, was approximately $3.1 million. Brijot was integrated into Microsemi Corp. – RF Integrated Solutions.

Asic Advantage, Inc.

During the quarter ended October 2, 2011, we completed our acquisition of Asic Advantage, Inc. (“Asic Advantage”). Asic Advantage is a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets. Asic Advantage was integrated into Microsemi Corp. – Analog Mixed Signal Group.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration as shown in the table below is allocated to Asic Advantage’s tangible and intangible assets and liabilities based on their preliminary estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration to Asic Advantage share- and option-holders	$30,064
Allocation of consideration:
Book value of Asic Advantage’s net assets	$6,253
Adjustments to historical net book value:
Inventories	195
Identifiable intangible assets	9,170
Deferred tax liability	(3,339)

Adjustment to goodwill	$17,785

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$2,890	6
Customer relationships	3,940	5
Backlog	2,230	1
Trade name	110	2

	$9,170

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. This allocation is preliminary and is based on our estimates. The amount ultimately allocated to goodwill and identifiable intangible assets is not expected to change materially from this allocation.

Supplemental pro forma data

The following supplemental pro forma data summarizes the results of operations for the 2011 and 2010, as if the three acquisitions noted above and three acquisitions we completed in 2010 (White Electronic Designs Corporation, VT Silicon and Arxan Defense Systems, Inc.) had occurred on September 27, 2009. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine as on the acquisition date, we began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for 2011 were adjusted to exclude $5.9 million in cost of goods sold from manufacturing profit in acquired inventory, $8.6 million in acquisition costs, $14.2 million in credit facility issuance costs, and $5.0 million in non-cash benefits of valuation allowance releases and supplemental pro forma earnings and earnings for 2010 were adjusted to include these items.

Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
Net sales	$875,759	$806,331
Net income (loss)	$106,317	$(89,868)
Net income (loss) per share
Basic	$1.27	$(1.11)
Diluted	$1.24	$(1.11)

3.	INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	October 2, 2011	October 3, 2010
Raw materials	$40,454	$38,135
Work in progress	65,190	55,375
Finished goods	35,183	32,641

	$140,827	$126,151

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	October 2, 2011	October 3, 2010
Buildings	20-40 years	$38,571	$37,327
Machinery and equipment	3-10 years	163,566	147,041
Furniture and fixtures	5-10 years	5,902	5,904
Leasehold improvements	Shorter of asset life or life of lease	21,221	21,470

		229,260	211,742
Accumulated depreciation		(148,090)	(142,897)
Land		1,725	1,484
Construction in progress		7,027	5,584

		$89,922	$75,913

Depreciation expense was $29.1 million, $19.3 million and $17.9 million in 2011, 2010 and 2009, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	October 2, 2011		October 3, 2010		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$253,838	$(76,010)	$99,747	$(46,637)	2 to 15
Customer relationships	116,760	(21,464)	40,220	(6,436)	4 to 15
Backlog	26,900	(22,242)	9,880	(6,029)	1 to 2
Other	7,394	(3,485)	3,183	(1,585)	5

	$404,892	$(123,201)	$153,030	$(60,687)

Non-amortizing intangible assets
Goodwill	$491,079		$270,832

A reconciliation of our goodwill for the years ended October 2, 2011 and October 3, 2010 is as follows (in thousands):

	October 2, 2011	October 3, 2010
Beginning balance	$270,832	$222,731
Additions from acquisitions	220,291	48,101
Post-acquisition adjustments	(44)	—

Ending balance	$491,079	$270,832

Amortization expense for intangible assets in 2011, 2010 and 2009 was $62.4 million, $20.2 million and $15.2 million, respectively. Estimated amortization in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$53,087	$48,511	$44,444	$38,569	$35,634	$61,444

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	October 2, 2011	October 3, 2010
Payroll, bonus, accrued time off and other employee benefits	$41,264	$18,021
Fair value of foreign currency forward	11,675	—
Restructuring and severance	9,562	5,832
Licenses	9,636	27
Outside services	7,815	6,173
Interest	4,037	8
Warranties	2,945	1,094
Commissions	2,692	2,106
Other	11,452	3,791

	$101,078	$37,052

7.	INCOME TAXES

Pretax income (loss) was generated from the following sources (amounts in thousands):

	For each of the three fiscal years in the period ended on or about October 2, 2011
	2011	2010	2009
Domestic	$(40,359)	$(19,878)	$(61,840)
Foreign	62,408	74,909	52,966

Total	$22,049	$55,031	$(8,874)

The provision (benefit) for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended on or about October 2, 2011
	2011	2010	2009
Current:
Federal	$314	$(17,830)	$(10,791)
State	10	533	1,227
Foreign	8,324	7,345	6,733
Deferred
Federal	(24,679)	5,352	13,708
State	(1,609)	373	7,293
Foreign	(14,758)	220	(221)

	$(32,398)	$(4,007)	$17,949

We recorded a benefit for income taxes of $32.4 million on pretax income of $22.0 million in 2011 compared to a benefit for income taxes of $4.0 million on pre-tax income of $55.0 million in 2010. The benefit

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for income taxes of $32.4 million included the release of $16.4 million of the remaining valuation allowance related to our Israel operation’s deferred tax assets, release of $5.2 million of our U.S. valuation allowance and recognition of $20.8 million in current year tax benefits from net operating losses and tax credits as a result of the excess deferred tax liabilities resulting from our acquisitions of Actel Corporation, AML Corporation, and ASIC Advantage, Inc. These benefits were partially offset by foreign tax expense of $10.0 million. We had cumulative operating losses for our U.S. operations. During the fourth quarter of 2009, we determined that it was more likely than not that the benefits of certain U.S. deferred tax assets would not be realized. Key positive and negative evidence we considered in making this determination included recent history of cumulative operating losses for our U.S. operations; future estimates of operating results for our U.S. operations; and our ability to carry back our U.S. operating losses, tax credits and reversing temporary differences due to lower availability of previously paid taxes. Based on this assessment, we determined that a valuation allowance was required for the deferred tax assets related to our U.S. operations that could not be carried back to recover previously paid taxes. Accordingly, we recorded a $28.4 million valuation allowance on a substantial portion of our U.S. deferred tax assets, which was included in the total tax provision of $17.9 million for fiscal year 2009.

During fiscal year 2011 we released the remaining valuation allowance related to our Israel operation, based on evaluation of key positive negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.

We have federal and state net operating losses (“NOLs”) of approximately $64.9 million and $87.3 million that begin expiring in 2021 and 2014 respectively. Of the total NOL carryforward, $8.8 million related to the excess tax benefit from employee stock compensation. Equity will be increased by $8.8 million if and when such excess tax benefits are ultimately realized. Foreign NOLs of approximately $55.5 million carry forward indefinitely. We have federal and state research and experimentation credits of approximately $15.8 million and $34.7 million, respectively. We have federal foreign tax credits of approximately $2.6 million. We have federal and state enterprise zone credits, state investment tax credits, and alternative minimum tax credits of approximately $0.9 million, $0.8 million, and $0.3 million, respectively, that have an indefinite carry forward.

The utilization of the NOL’s and credits acquired with the Advance Power Technology, Inc. which we acquired in fiscal year 2006, and renamed Microsemi Corp. – Power Products Group (“PPG”), the NOL’s and credits acquired with White Electronic which we acquired in fiscal year 2010, and the NOLs and credits acquired with Actel Corporation, AML Corporation, and ASIC Advantage, Inc. which we acquired in fiscal year 2011 may be subject to limitations due to change in control.

No provision has been made for future U.S. income taxes on certain undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable. At the end of fiscal years 2011 and 2010, these undistributed earnings aggregated approximately $253.8 million and $191.4 million, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended October 2, 2011
	2011	2010	2009
Tax computed at federal statutory rate	$7,717	$19,261	$(3,107)
State taxes, net of federal impact	(7,023)	2,147	(2,495)
Foreign income taxed at different rates	(9,830)	(14,621)	(22,969)
Tax credits	(4,234)	(3,025)	(1,899)
Stock award compensation	347	3,288	3,225
Unrecognized tax benefits	1,541	2,325	3,298
Imputed interest	47	61	335
Executive compensation	444	1,312	1,558
Non-deductible permanent items	2,803	727	—
Pre-acquisition loss carryforwards	(2,298)	—	—
Other differences, net	(308)	134	614
Valuation allowance	(21,604)	(15,616)	39,389

	$(32,398)	$(4,007)	$17,949

The tax affected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	October 2, 2011	October 3, 2010
Accounts receivable, net	$1,159	$1,161
Inventories	22,041	10,313
Accrued employee benefit expenses	6,209	2,603
Net operating losses	32,095	16,840
Tax credits	32,334	12,319
Accrued other expenses	9,296	4,343
Deferred equity compensation	12,075	8,683
Property and equipment, net	(465)	1,403
Other assets	7,822	3,826

Total deferred tax assets	122,566	61,491

Intangible assets	(96,624)	(30,781)

Total deferred tax liabilities	(96,624)	(30,781)

Less valuation allowance	(18,086)	(37,604)

	$7,856	$(6,893)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	October 2, 2011	October 3, 2010	September 27, 2009
Beginning gross unrecognized tax benefits	$21,719	$16,431	$12,819
Additions based on tax positions related to the current year	2,665	4,757	2,411
Additions based on current year acquisitions	8,164	349	—
Additions based on tax positions of prior years	382	2,408	2,236
Reductions for lapses and settlements	(560)	(2,226)	(1,035)

Ending gross unrecognized tax benefit	$32,370	$21,719	$16,431

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended October 2, 2011, October 3, 2010, and September 27, 2009, we recognized approximately $0.7 million, $0.2 million, and $0.8 million, respectively, in interest and penalties. The cumulative interest and penalties at October 2, 2011, October 3, 2010, and September 27, 2009 were $4.2 million, $3.5 million, and $3.3 million, respectively.

Unrecognized tax benefits of $34.0 million (including interest) at October 2, 2011 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $11.5 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.

We file U.S. state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2011 generally remain subject examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2008 to 2011 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of (amounts in thousands):

	October 2, 2011	October 3, 2010
Credit facility	$361,022	$—
Deferred tax liabilities	35,568	19,513
Other long-term liabilities:
Unrecognized tax benefits	14,466	14,110
Accrued retirement	4,109	3,813
Capital leases	3,371	3,244
Interest rate swaps	2,808	—
Environmental	314	314
Other	8,352	1,570

Total long-term liabilities	430,010	42,564
Current portion	(4,050)	(444)

Long-term portion	$425,960	$42,120

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

The contractual obligations under our capital lease obligations and credit facility at October 2, 2011 were (amounts in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter
Capital leases	$351	$439	$293	$293	$293	$5,266
Credit facility	3,750	3,750	3,750	3,750	3,750	353,438

Total	$4,101	$4,189	$4,043	$4,043	$4,043	$358,704

Subsequent to October 2, 2011, we amended or credit facility in connection with the Zarlink acquisition and increased the term loan facility to $800.0 million. See Note 15 for further discussion.

9.	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The share limit under the 2008 Plan increases on the first day of each October for the first five consecutive years by an amount equal to the lowest of (i) three percent of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, (ii) 7.5 million shares of common stock or (iii) such number of shares of common stock as may be established by the Board of Directors. Shares issued in respect of any “Full-Value Award” granted under the 2008 Plan shall be counted against the share limit as 2.25 shares for every one share actually issued in connection with such award. “Full-Value Award” means any award under the 2008 Plan that is not a stock option grant or a stock appreciation right grant. The maximum term of a stock option grant or a stock appreciation right grant is six years.

Awards granted or assumed, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
Fiscal Year Ended		Exercise Price	Fair Value
October 2, 2011
Stock options and stock appreciation rights	3,132,241	$13.60	$7.42	0.2%	0.0%	1.1	41.6%
Restricted stock awards and units	1,876,113		$20.75
October 3, 2010
Stock options	27,601	$13.87	$5.25	0.2%	0.0%	0.5	34.3%
Restricted stock awards	1,399,589		$14.99
September 27, 2009
Stock options	8,800	$21.32	$6.35	1.9%	0.0%	3.0	41.3%
Restricted stock awards	1,370,667		$20.70

In connection with the acquisitions of Actel and Asic Advantage in 2011 and White Electronic Designs Corporation in 2010, we assumed stock options, stock appreciation rights and restricted stock units and converted them to Microsemi awards in accordance with the respective merger agreement. For 2011, 2010 and 2009, total compensation expense for stock awards amounted to $28.5 million, $25.3 million and $26.9 million, respectively.

Compensation expense for stock options and stock appreciation rights was calculated based on the grant or assumption date using the Black-Scholes pricing model. All stock appreciation rights we have granted or assumed are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life was estimated based on historical exercise data that was stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid. Restricted stock awards and units are granted to employees with compensation expense determined based on the closing price of our common stock on the date of grant. Stock awards are subject to forfeiture if a participant does not meet length of service requirements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to stock options and stock appreciation rights are as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding September 28, 2008	11,772,050	$20.39
Granted	8,800	21.32
Exercised	(276,487)	10.34
Forfeited	(841,377)	22.60

Outstanding September 27, 2009	10,662,986	$20.48
Assumed from acquisition	27,601	13.87
Exercised	(464,458)	10.35
Forfeited	(999,971)	23.43

Outstanding October 3, 2010	9,226,158	$20.65
Granted	12,235	23.69
Assumed from acquisition	3,120,006	13.56
Exercised	(2,154,508)	13.90
Forfeited	(729,806)	20.88

Outstanding October 2, 2011	9,474,085	$19.84

Stock options and stock appreciation exercisable under the Plan were 8.8 million, 8.9 million and 8.4 million at October 2, 2011, October 3, 2010 and September 27, 2009, respectively, at weighted-average exercise prices of $20.39, $20.58 and $19.66, respectively. The total intrinsic value of stock options and stock appreciation rights exercised during the 2011, 2010 and 2009 was $18.6 million, $2.7 million and $1.0 million, respectively.

Intrinsic value and weighted-average remaining life related to outstanding and unvested stock options and stock appreciation rights are as follows (intrinsic value in thousands):

	Intrinsic Value	Weighted- Average Remaining Life
September 27, 2009
Outstanding	$11,356	4.3
Unvested	$180	3.9
October 3, 2010
Outstanding	$13,156	3.4
Unvested	$—	3.4
October 2, 2011
Outstanding	$12,684	3.1
Unvested	$2,414	7.8

During 2009, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 100,000 shares with restrictions that lapse in the amounts of 25,000 after one year and 75,000 after two years with remaining grants issued with restrictions that lapse annually over three years. During 2010, we granted 49,000 shares to non-employee directors with restrictions that lapsed immediately at grant. Grants to employees included 100,000 shares with restrictions that lapse in the amounts of 40,000 after one year and 60,000 after two years with remaining grants issued with restrictions that lapse annually over three years. During 2011, we granted 48,766 shares to non-employee directors with restrictions that lapsed immediately at grant and assumed 252,399 restricted share units whose vesting terms were assumed and not modified. Remaining grants were to employees with restrictions that lapse annually over three years. During the restriction period, the shares have the same voting rights as common stock but are non-transferable.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows:

	Restricted Stock Awards	Weighted- Average Grant Price
Outstanding and Unvested September 28, 2008	593,529	$26.75
Granted	1,370,667	20.70
Vested	(313,136)	24.58
Canceled	(31,364)	18.49

Outstanding and Unvested September 27, 2009	1,619,696	$22.21
Granted	1,397,550	14.99
Vested	(1,059,469)	22.09
Assumed from acquisition	2,039	16.95
Canceled	(43,539)	16.37

Outstanding and Unvested October 3, 2010	1,916,277	$17.14
Granted	1,623,714	20.88
Assumed from acquisition	252,399	19.90
Vested	(1,265,241)	17.98
Canceled	(176,763)	18.82

Outstanding and Unvested October 2, 2011	2,350,386	$19.44

At October 2, 2011, unamortized compensation expense related to unvested stock awards, net of estimated forfeitures, was $34.3 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.4 years.

Remaining shares available for grant at October 2, 2011, October 3, 2010 and September 27, 2009 under the Plan were 6.4 million, 6.9 million and 4.0 million, respectively.

Annual Incentive Bonus and Profit Sharing Plan

Our annual incentive bonus and profit sharing plan covers employees who meet certain minimum employment requirements and provides terms and conditions for current bonuses based upon our earnings. The Compensation Committee of the Board of Directors determines annual contributions to the plan. Total charges to income were $16.0 million, $7.3 million and $2.6 million in 2011, 2010 and 2009, respectively.

401(k) Savings Plan

We sponsor a 401(k) Savings Plan whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. During the third quarter of 2009, we suspended the employer match to this plan. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We do not match this supplemental contribution. We contributed $2.2 million to this plan during 2009 and made no contributions in subsequent years.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We occupy premises and lease equipments under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

Payments due by period
Total	2012	2013	2014	2015	2016	Thereafter
$64,538	$11,340	$11,253	$9,477	$7,677	$5,523	$19,268

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease expense charged to income was $13.6 million, $7.8 million and $7.7 million in 2011, 2010 and 2009, respectively.

Purchase Obligations

We have entered into agreements to buy material with certain vendors. The minimum annual payments are as follows (amounts in thousands):

Payments due by period
Total	2011	2012	2013	2014	2015	Thereafter
$32,266	$27,397	$4,869	$—	$—	$—	$—

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

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million and $1.2 million at October 2, 2011 and October 3, 2010, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the complaint. On April 26, 2011, the defendants filed a motion to transfer the case to the United States District Court for the Northern District of California. On August 8, 2011, the defendants filed a motion to stay the litigation pending conclusion of reexamination of the patents-in-suit by the United States Patent & Trademark Office. The Court has not yet decided the motion to transfer or motion to stay. Discovery has not yet commenced and no trial date has been set. While material losses are reasonably possible, given the early stages of this matter, we cannot reasonably estimate the amount of any loss in the event of an unfavorable outcome.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid through 2013. Facility termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Facility Termination Costs	Total
Balance at October 3, 2010	$4,124	$—	$4,124
Provisions	(1,903)	8,200	6,297
Cash expenditures	(1,866)	(1,718)	(3,584)

Balance at October 2, 2011	$355	$6,482	$6,837

At October 3, 2010, we had recorded severance accruals of $1.6 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – SoC, for severance and retention payments totaling $15.8 million in 2011. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 3, 2010	$1,642
Provisions	15,784
Cash expenditures	(14,586)
Other non-cash settlement	(116)

Balance at October 2, 2011	$2,724

12.	SEGMENT INFORMATION

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

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Enterprise & Communications and Industrial & Alternative Energy. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area, end market and long lived assets by geographic area are as follows (amounts in thousands):

	2011	2010	2009
Net Sales:
United States	$508,145	$243,822	$215,611
Europe	132,145	125,209	135,844
Asia	195,564	149,237	101,517

Total	$835,854	$518,268	$452,972

Defense & Security	$299,503	$208,098	$170,653
Aerospace	212,127	107,587	112,847
Enterprise & Communications	148,792	116,369	70,102
Industrial & Alternative Energy	175,432	86,214	99,370

Total	$835,854	$518,268	$452,972

Long lived assets:
United States	$69,647	$55,737	$51,874
Europe	12,632	14,212	13,619
Asia	7,643	5,964	3,205

Total	$89,922	$75,913	$68,698

13.	CREDIT AGREEMENT AND DERIVATIVE INSTRUMENTS

Credit Agreement

On November 2, 2010, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (the “Credit Agreement”). Pursuant to the Credit Agreement, MSSF has provided $425.0 million senior secured first lien credit facilities (the “Facilities”), consisting of a term loan facility in an aggregate principal amount of $375.0 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $50.0 million. The Facilities financed the acquisition of Actel and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes. On March 2, 2011, we entered into Amendment No. 1 to the Credit Agreement that provided for new pricing terms, modified reporting requirements for permitted acquisitions and modified prepayment provisions related to the term loan facility. We had, as of October 2, 2011, $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the Revolving Facility. We entered into Amendment No. 2 to the Credit Agreement on October 13, 2011 in connection with acquisition of Zarlink. See Note 15 for a description of the terms of the amended facility.

Fair Value Option

We elected the fair value option in accounting for the term loan balance currently outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement. We classified term loan balances currently outstanding under our Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Our valuation was based on market quotes provided to us by MSSF. We determined the fair value of the currently outstanding term loan balance to be $361.0 million compared to a par value of $372.2 million. For 2011, we recorded income of $11.2 million in other income (expense), net, for the change in fair value of principal outstanding on our term loan. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs and for 2011, we recorded expense of $14.2 million in other income (expense), net, for these costs.

Interest Rate Swap Agreements

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements. We reflected the change in value of the swaps through other income or expense and at October 2, 2011, recorded a long-term liability of $2.8 million and a corresponding expense in other income (expense), net.

Foreign Currency Forward

In connection with the acquisition of Zarlink Semiconductor, Inc., as further discussed in Note 15 – Subsequent Events, we entered into foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We agreed to purchase CAD 623.0 million for $608.2 million for settlement in October 2011. We classified interest rate forward balance as Level 1 fair value measurements where there are quoted prices in active markets for identical instruments. We determined the fair value of our foreign currency forward agreement based on corresponding quote from Morgan Stanley Capital Services LLC, the counterparty to the forward transaction. We reflected the change in value of the swap through other income or expense and at October 2, 2011, recorded a current liability of $11.7 million and a corresponding expense in other income (expense), net.

14.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2011
	October 2, 2011	July 3, 2011	April 3, 2011	January 2, 2011
Net sales	$227,291	$216,722	$207,490	$184,351
Gross profit	$129,875	$123,631	$92,636	$95,029
Net income	$42,085	$30,602	$(16,944)	$(1,296)
Basic earnings per share	$0.50	$0.36	$(0.20)	$(0.02)
Diluted earnings per share	$0.49	$0.35	$(0.20)	$(0.02)

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters ended in fiscal year 2010
	October 3, 2010	June 27, 2010	March 28, 2010	December 27, 2009
Net sales	$151,201	$136,017	$118,218	$112,832
Gross profit	$74,170	$65,772	$56,001	$52,268
Net income	$6,560	$33,032	$11,486	$7,960
Basic earnings per share	$0.08	$0.40	$0.14	$0.10
Diluted earnings per share	$0.08	$0.40	$0.14	$0.10

15.	SUBSEQUENT EVENTS

Acquisition

In October 2011, we acquired Zarlink Semiconductor Inc. pursuant to the previously announced Support Agreement dated September 21, 2011 for CAD $3.98 per share in cash. Microsemi, through its wholly-owned subsidiary purchased the issued and outstanding common shares of Zarlink and all the outstanding 6% unsecured, subordinated convertible debentures maturing September 30, 2012. The aggregate cash consideration for the Zarlink Securities acquired pursuant to the Offers and the Compulsory Acquisitions was approximately $630.2 million.

Credit Agreement

In connection with the acquisition of Zarlink, we entered into Amendment No. 2 to the Credit Agreement (as amended, the “Amended and Restated Credit Agreement”), which increased the term loan facility to $800.0 million. Following the acquisition of Zarlink, we also borrowed $49.6 million under the Revolving Facility. Based on current amounts outstanding and interest rates, we expect to record quarterly interest payments of approximately $12.6 million.

The Amended and Restated Credit Agreement also provided new pricing terms, which increased the current applicable margin on revolving loans and swingline loans determined at the Base Rate by 75 to 100 basis points to 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate by 75 to 100 basis points to 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the new pricing terms increased the current applicable margin on term loans determined at the Base Rate by 150 basis points to 3.50% and term loans determined at the Eurodollar Rate by 150 basis points to 4.50%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.25%.

Pursuant to the Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200,000,000 (increased from $100,000,000 pursuant to the Existing Agreement).

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Microsemi paid upfront fees or original issue discount equal to 2.00% of the Term Loan Facility and an amendment fee on the Existing Revolving Facility of 0.25%. Additionally, Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi’s consolidated leverage ratio, on the unused portion of the Existing Revolving Facility. If any letters of credit are issued, then Microsemi expects to continue paying a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default.

Thailand Flooding

In the first quarter of fiscal year 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together can account for as much as 5% of our total quarterly revenues. We currently expect to relocate our operations to other facilities outside the affected area. However, should circumstances change or we are not able to execute our relocation plans, we may experience disruptions for the affected products that could have an adverse effect on our ability to timely deliver certain products and have a material adverse impact on our results of operations. In addition, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could further affect our revenue, consolidated financial position, results of operations and cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 27, 2009	$1,731	$712	$—	$(141)	$2,302

October 3, 2010	$2,302	$425	$—	$(749)	$1,978

October 2, 2011	$1,978	$690	$—	$(519)	$2,149

Tax valuation allowance
September 27, 2009	$13,831	$39,389	$—	$—	$53,220

October 3, 2010	$53,220	$(15,616)	$—	$—	$37,604

October 2, 2011	$37,604	$(21,604)	$2,086	$—	$18,086

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

As of October 2, 2011, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2011.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 2, 2011.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended October 2, 2011. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading “Audit Matters.”

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
John W. Hohener
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated: November 23, 2011

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

Signature	Title	Date

/s/ DENNIS R. LEIBEL Dennis R. Leibel	Chairman of the Board	November 23, 2011

/s/ JAMES J. PETERSON James J. Peterson	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2011

/s/ JOHN W. HOHENER John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 23, 2011

/s/ THOMAS R. ANDERSON Thomas R. Anderson	Director	November 23, 2011

/s/ WILLIAM E. BENDUSH William E. Bendush	Director	November 23, 2011

/s/ PAUL F. FOLINO Paul F. Folino	Director	November 23, 2011

/s/ WILLIAM L. HEALEY William L. Healey	Director	November 23, 2011

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	November 23, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated October 2, 2010, by and among Microsemi Corporation, Artful Acquisition Corp. and Actel Corporation(17)

2.2	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc.(23)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(20)*

3.2	Second Amended and Restated Bylaws of Microsemi Corporation†*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation(7)

10.1	Microsemi Corporation 1987 Stock Plan, and amendments thereto(5)*

10.1.1	Form of Employee Stock Option Agreement prior to August 17, 2004(4)*

10.1.2	Form of Employee Stock Option Agreement from and after August 17, 2004(4)*

10.1.3	Form of Employee Stock Option Agreement from and after September 26, 2005(6)*

10.1.4	Form of Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.5	Form of Employee Stock Option Agreement from and after March 28, 2006(10)*

10.1.6	Form of Non-Employee Stock Option Agreement prior to February 22, 2006(4)*

10.1.7	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(2)*

10.1.9	Form of Amendment of Eligible Unvested Options(5)*

10.1.10	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(11)*

10.1.11	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(12)*

10.1.12	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(12)*

10.1.13	Summary of Automatic Annual Additions under 1987 Stock Plan(11)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan(13)*

10.2.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.2.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.3	Microsemi Corporation Cash Bonus Plan(14)*

10.4	Microsemi Corporation 2007 Executive Cash Bonus Plan(11)*

10.5	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation(14)*

10.5.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreement(15)*

10.5.2	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(16)*

10.6	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (16)*

10.7	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(16)*

10.8	Supplemental Executive Retirement Plan(1)*

10.9	Supplemental Medical Plan(4)*

10.10	Summary of Compensation Arrangements for Named Executive Officers(22)

10.11	Directors’ Compensation Policy(19)

10.12	Board Member Retirement Process(3)*

10.13	Form of Officers and Directors Indemnification Agreement(13)*

10.14	Motorola-Microsemi PowerMite ® Technology Agreement(8)

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(9)

10.16	Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein(18)

10.16.1	Amendment No. 1 to Credit Agreement, dated as of March 2, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein(21)

10.16.2	Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein(24)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 23, 2011†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 23, 2011†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 23, 2011†

101	The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(5)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.

(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 4, 2010.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(21)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011.
(22)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on May 6, 2011.
(23)	Incorporated by reference to the indicated Exhibit to Amendment No. 3 to the Schedule 14D-1F filed by Microsemi Corporation with the Commission on September 26, 2011.
(24)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011.