Form 10-Q
period 2012-01-01
MICROSEMI CORP
filed 2012-02-08
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 1, 2012

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on January 24, 2012 was 87,467,223.

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

•

the effect of events such as natural disasters and related disruptions on our operations, including, without limitation, the impact of recent flooding in Thailand and the Company’s recovery plans with respect to its facilities in Thailand;

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

The unaudited condensed consolidated income statements for the quarter ended January 1, 2012 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statement of cash flows for the quarter ended January 1, 2012, and the comparative unaudited condensed consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheets as of January 1, 2012 and October 2, 2011, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(amounts in thousands, except per share data)

	January 1, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$133,470	$266,631
Accounts receivable, net of allowance for doubtful accounts of $2,058 and $2,149 at January 1, 2012 and October 2, 2011, respectively	139,283	110,908
Inventories	164,786	140,827
Deferred income taxes	43,424	43,424
Other current assets	20,423	16,100

Total current assets	501,386	577,890

Property and equipment, net	99,527	89,922
Goodwill	781,917	491,079
Other intangible assets, net	466,926	281,689
Other assets	42,056	29,893

TOTAL ASSETS	$1,891,812	$1,470,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,426	$48,561
Accrued liabilities	104,585	101,078
Current maturity of long-term liabilities	8,500	4,050

Total current liabilities	168,511	153,689

Credit facility	790,000	357,384
Deferred income taxes	32,798	34,285
Other long term liabilities	43,886	33,008

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 87,445 and 86,806 at January 1, 2012 and October 2, 2011, respectively	17,489	17,361
Capital in excess of par value of common stock	621,792	612,517
Retained earnings	216,841	261,443
Accumulated other comprehensive income	495	786

Total stockholders’ equity	856,617	892,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,891,812	$1,470,473

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Income Statements

(amounts in thousands, except per share data)

	Quarter Ended
	January 1, 2012	January 2, 2011
Net sales	$240,920	$184,351
Cost of sales	115,184	89,322

Gross profit	125,736	95,029

Operating expenses:
Selling, general and administrative	54,716	46,330
Research and development	39,601	23,971
Amortization of intangible assets	24,862	12,071
Restructuring and severance charges	7,225	6,334

Total operating expenses	126,404	88,706

Operating income (loss)	(668)	6,323

Other income (expense):
Interest income	141	102
Interest expense	(11,980)	(3,256)
Other income (expense), net	(32,404)	(17,950)

Total other expense	(44,243)	(21,104)

Loss before income taxes	(44,911)	(14,781)
Benefit for income taxes	(309)	(13,485)

NET LOSS	$(44,602)	$(1,296)

Earnings (loss) per share:
Basic	$(0.52)	$(0.02)

Diluted	$(0.52)	$(0.02)

Common and common equivalent shares outstanding:
Basic	85,217	82,716

Diluted	85,217	82,716

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

	Quarter Ended
	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net loss	$(44,602)	$(1,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,316	19,946
Provision for doubtful accounts	(91)	300
Settlement of foreign currency forward	(3,701)	—
Loss on disposition of assets	1,893	—
Deferred income taxes	(509)	(522)
Charge for stock based compensation	7,531	7,278
Excess tax benefits-stock awards	(362)	(2,088)
Effect of fair value option on credit facility issuance and refinancing costs	28,031	13,424
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(10,304)	2,766
Inventories	5,709	(2,076)
Other current assets	33,792	(13,007)
Other assets	(6,813)	130
Accounts payable	(607)	(5,438)
Accrued liabilities	(44,076)	(15,008)
Other long-term liabilities	19,642	5,215

Net cash provided by operating activities	18,849	9,624

Cash flows from investing activities:
Purchases of property and equipment	(12,446)	(5,746)
Settlement of foreign currency forward	3,701	—
Payments for acquisitions, net of cash acquired	(540,285)	(380,979)

Net cash used in investing activities	(549,030)	(386,725)

Cash flows from financing activities:
Repayments of credit facility	(51,600)	(50,000)
Credit facility issuance costs	(31,031)	(13,424)
Proceeds from credit facility	849,600	425,000
Extinguishment of debt	(372,188)	—
Excess tax benefit from stock awards	362	2,088
Exercise of stock options	1,877	16,906

Net cash provided by financing activities	397,020	380,570

Net increase (decrease) in cash and cash equivalents	(133,161)	3,469
Cash and cash equivalents at beginning of year	266,631	199,950

Cash and cash equivalents at end of year	$133,470	$203,419

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRESENTATION OF FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification (“ASC”) 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 14, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011, but following the extinguishment of the term loan in conjunction with our acquisition of Zarlink Semiconductor, Inc., we did not elect the fair value option for the term loan balance outstanding as of January 1, 2012.

Measurement Period for the Acquisition of Actel Corporation

During the first quarter of 2012, we closed the measurement period for the acquisition of Actel Corporation that occurred in the prior year first quarter. We completed our evaluation of income tax-related information regarding facts and circumstances that existed as of the acquisition date. In accordance with ASC 805-10, we retrospectively adjusted the preliminary amounts previously reported and are now reporting the final amounts. In the balance sheet as of October 2, 2011, we have reflected a retrospective adjustment of $1.3 million that increased non-current deferred tax assets and retained earnings. This retrospective adjustment will be reflected in the income statement for the second quarter of 2011.

2. ACQUISITION

During the quarter ended January 1, 2012, we completed our acquisition of Zarlink Semiconductor, Inc. (“Zarlink”) through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. Zarlink delivers world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Its core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world’s largest original equipment manufacturers, Zarlink’s highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi – CMPG.”

The fair value of the identified intangible assets for the Zarlink acquisition was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

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

Generally, the allocation of purchase prices result in an allocation to goodwill. Depending on the tax treatment of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

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

The purchase price allocation described below is preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation and if material differences exist they could result in retrospective revision to the purchase price allocation.

The total estimated consideration as shown in the table below is preliminarily allocated to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration for Zarlink Securities	$623,782

Preliminary allocation of consideration:
Book value of Zarlink’s net assets	151,576
Adjustments to historical net book value:
Inventories	7,230
Other intangible assets	210,100
Deferred tax liability, net	(35,963)

Adjustment to goodwill	$290,839

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

	$210,100

We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog.

Supplemental pro forma data

The following supplemental pro forma data summarizes the results of operations for the quarters ended January 1, 2012 and January 2, 2011, as if the acquisitions we completed in 2012 and 2011 were completed as of the first day of 2011. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine as on the acquisition date, we began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the quarter ended January 1, 2012 were adjusted to exclude $7.2 million in cost of goods sold from manufacturing profit in acquired inventory, $6.1 million in acquisition costs and $34.0 million in credit facility refinancing costs and supplemental pro forma earnings for the quarter ended January 2, 2011 were adjusted to include these items. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Quarters Ended
	January 1, 2012	January 2, 2011
Net sales	$247,754	$266,746
Net loss	$(18,258)	$(10,129)
Net loss per share
Basic	$(0.21)	$(0.12)
Diluted	$(0.21)	$(0.12)

3. INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	January 1, 2012	October 2, 2011
Raw materials	$44,868	$40,454
Work in progress	79,141	65,190
Finished goods	40,777	35,183

	$164,786	$140,827

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	January 1, 2012	October 2, 2011
Non-amortizing intangible assets
Goodwill	$781,917	$491,079

Amortizable intangible assets, net
Completed technology	$233,963	$177,828
Customer relationships	213,668	95,296
Backlog	14,655	4,658
Other	4,640	3,907

	$466,926	$281,689

The following table summarizes our estimated future amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$96,871	$80,837	$74,739	$69,667	$144,812

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	January 1, 2012	October 2, 2011
Payroll, bonus, accrued time off and other employee benefits	$39,867	$41,264
Fair value of foreign currency forward	—	11,675
Restructuring and severance	12,133	9,562
Licenses	9,082	9,636
Outside services	12,543	7,815
Interest	6,914	4,037
Warranties	2,467	2,945
Commissions	3,067	2,692
Other	18,512	11,452

	$104,585	$101,078

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

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.6 million and $1.5 million at January 1, 2012 and October 2, 2011, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the complaint. On April 26, 2011, the defendants filed a motion to transfer the case to the United States District Court for the Northern District of California. On August 8, 2011, the defendants filed a motion to stay the litigation pending conclusion of reexamination of the patents-in-suit by the United States Patent & Trademark Office. The Court has not yet decided the motion to transfer or motion to stay. Discovery has not yet commenced and no trial date has been set. While material losses are reasonably possible, currently, we cannot reasonably estimate the amount of any loss in the event of an unfavorable outcome.

We are also involved in other pending litigation matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not currently reasonably estimable. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact on us from these litigation matters could differ materially from those projected.

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

Total comprehensive loss was calculated as follows (amounts in thousands):

	Quarter Ended
	January 1, 2012	January 2, 2011
Net loss	$(44,602)	$(1,296)
Translation adjustment	(291)	(28)

Comprehensive loss	$(44,893)	$(1,324)

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

	Quarter Ended
	January 1, 2012	January 2, 2011
BASIC
Net loss	$(44,602)	$(1,296)

Weighted-average common shares outstanding for basic	85,217	82,716

Basic earnings (loss) per share	$(0.52)	$(0.02)

DILUTED
Net loss	$(44,602)	$(1,296)

Weighted-average common shares outstanding for basic	85,217	82,716
Dilutive effect of stock awards	—	—

Weighted-average common shares outstanding on a diluted basis	85,217	82,716

Diluted earnings (loss) per share	$(0.52)	$(0.02)

All stock awards of 11,829,000 and 13,997,000 for the quarters ended January 1, 2012 and January 2, 2011, respectively, were excluded from the computation of diluted EPS as we incurred net losses in both periods.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). The adoption of this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). The provisions of this standard only affect the presentation of comprehensive income and will not materially impact our consolidated financial position, results of operations or cash flows. In December 2011, the FASB issued ASU No. 2011-12 that effectively defers the changes in ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. We are currently evaluating the disclosures required under these ASUs.

In December 2011, the FASB issued ASU No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2015). We are currently evaluating the disclosures required under this ASU.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the new aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a “Full-Value Award to 2.41; d) terminates the evergreen provision in the original plan; and e) extends the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right grant is six years.

Awards granted or assumed, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Quarter Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
January 1, 2012
Restricted shares	523,800		$16.27
Performance stock units	350,000		$17.77
January 2, 2011
Restricted shares	1,686,311		$20.96
Stock options and share appreciation rights	3,012,245	$13.88	$7.12	0.2%	0.0%	1.1	41.9%

In connection with the acquisition of Actel Corporation in 2011, we assumed Actel stock options, stock appreciation rights and restricted stock units and converted them to Microsemi awards in accordance with the merger agreement. In the quarters ended January 1, 2012 and January 2, 2011, stock-based compensation expense decreased operating income by $7.5 million and $7.3 million, respectively.

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

Performance stock units are subject to performance-based vesting requirements and are reported at target levels in the preceding table. These performance-based awards will generally vest based on the Company’s growth in net sales and earnings per share (subject to certain adjustments) for fiscal years 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. Half of each performance-based award opportunity will be subject to the growth in net sales metric for the performance period and half will be subject to the growth in earnings per share metric for the performance period. None of the units related to a particular metric will vest if the Company’s performance ranking using that metric is lower than the 30th percentile relative to the peer group for the performance period, and the maximum number of units related to a particular metric that will vest is capped at 200% of the “target” number of units subject to the award related to that metric (half the total target number of units subject to the total performance-based award). This maximum vesting level will be achieved only if the Company’s performance ranking using that metric is equal to or greater than the 95th percentile relative to the peer group for the performance period. The “target” number of units subject to an award related to a particular metric (half the total target number of units subject to the total performance-based award) will vest only if the Company’s performance ranking using that metric is at the 70th percentile of the peer group for the performance period. Thirty percent of the target number of units may vest based on performance for fiscal 2012, with the majority of each award subject to the long-term two year performance period (fiscal years 2012 and 2013).

11. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Enterprise & Communications and Industrial, Medical & Alternative Energy. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended
	January 1, 2012	January 2, 2011
United States	$169,487	$112,459
Europe	33,228	30,689
Asia	38,205	41,203

Total	$240,920	$184,351

Defense & Security	69,115	$69,843
Aerospace	49,123	45,071
Enterprise & Communications	75,124	33,636
Industrial, Medical & Alternative Energy	47,558	35,801

Total	$240,920	$184,351

Tangible long lived assets by geographic area are as follows (amounts in thousands):

	January 1, 2012	October 2, 2011
United States	$77,561	$69,647
Europe	14,602	12,632
Asia	7,364	7,643

Total	$99,527	$89,922

12. INCOME TAXES

For the quarters ended January 1, 2012 and January 2, 2011, we recorded an income tax benefit of $0.3 million on $44.9 million of pre-tax loss and an income tax benefit of $13.5 million on $14.8 million of pre-tax loss, respectively. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rate for each of the quarters ended January 1, 2012 and January 2, 2011 was the combined calculated tax expenses and benefits for various jurisdictions.

We had gross unrecognized tax benefits including interest and penalties of approximately $39.7 million and $36.6 million related to various U.S. and foreign jurisdictions at January 1, 2012 and October 2, 2011, respectively. These amounts include approximately $4.5 million and $4.2 million of interest and penalties at January 1, 2012 and October 2, 2011, respectively. Unrecognized tax benefits of approximately $37.0 million and $34.0 million at January 1, 2012 and October 2, 2011, respectively, would impact the effective tax rate if recognized. We are unaware of any position for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, based on federal and state statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $11.6 million within the next twelve months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal tax authorities, by most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations.

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

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$355	$6,482	$6,837
Cash expenditures	(159)	(365)	(524)

Balance at January 1, 2012	$196	$6,117	$6,313

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.2 million for the quarter ended January 1, 2012. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months.

The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 2, 2011	$2,724
Provisions	7,225
Cash expenditures	(2,741)
Other non-cash settlement	(1,388)

Balance at January 1, 2012	$5,820

14. CREDIT AGREEMENT AND RELATED INSTRUMENTS

Credit Agreement

In connection with the acquisition of Zarlink in the quarter ended January 1, 2012, we entered into Amendment No. 2 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 2, 2011 (as amended, the “Amended and Restated Credit Agreement”). We accounted for the amendment as a debt extinguishment and recorded $34.0 million in debt extinguishment costs in other income (expense) in accordance with ASC 470-50. Pursuant to the Amended and Restated Credit Agreement, MSSF has provided $850.0 senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $800.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million. We accounted for the amendment as a debt extinguishment and recorded $34.0 million in debt issuance and extinguishment costs in other income (expense) in accordance with ASC 470-50.

Under the Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 3.50% and on term loans determined at the Eurodollar Rate is 4.50%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest  1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.25%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 5.75% as of January 1, 2012.

As of January 1, 2012, we had $798.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. As of October 2, 2011, we had $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2017 and requires minimum principal payments of $2.0 million per quarter or $8.0 million per year.

Pursuant to the Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million.

Microsemi paid upfront fees or original issue discount equal to 2.00% of the term loan facility and an amendment fee on the revolving facility of 0.25%. Additionally, Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi’s consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then Microsemi expects to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with all financial covenants as of January 1, 2012.

Fair Value Option

We elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. We classified term loan balances currently outstanding under our Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Our valuation was based on market quotes provided to us by MSSF.

We determined the fair value of the outstanding term loan balance as of January 2, 2011 to be $378.8 million compared to a par value of $375.0 million, and as such, recorded expense of $3.8 million in other income (expense), net, during the quarter then ended. In addition, upon election of the fair value option in the quarter ended January 2, 2011, we were required to immediately expense up front debt issuance costs of $13.4 million that we recorded in other income (expense), net.

We determined the fair value of the term loan balance as of October 2, 2011 to be $361.0 million compared to a par value of $372.2 million, a difference of $11.2 million. Subsequent to entering into Amendment No. 2 to the credit agreement, we did not elect the fair value option on term loan balances and are reporting the $798.0 million outstanding at par. As we extinguished the existing $372.2 million term loan balance at par, we recorded an expense of $11.2 million in other income (expense), net, in the quarter ended January 1, 2012.

Interest Rate Swap Agreements

In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.1 million and a long-term liability of $3.0 million as of January 1, 2012 and a $2.8 million long-term liability as of October 2 2011. We reflected the change in fair value of the swaps through other income (expense), net, and for the quarters ended January 1, 2012 and January 2, 2011, we recorded expense of $0.3 million and 0.7 million, respectively.

Foreign Currency Forward

In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We agreed to purchase CAD 623.0 million for $608.2 million that settled in October 2011. We classified interest rate forward balances as Level 1 fair value measurements where there are quoted prices in active markets for identical instruments. We determined the fair value of our foreign currency forward agreement based on a corresponding quote from Morgan Stanley Capital Services LLC, the counterparty to the forward transaction. As the forward currency forward contract did not qualify for hedge accounting, we reflected the change in fair value of the swap through other income (expense), net. At October 2, 2011, we recorded a current liability and corresponding expense of $11.7 million for the change in fair value. During the quarter ended January 1, 2012, we recorded income of $15.4 million related to the settlement of this forward.

15. SUBSEQUENT EVENT

In January 2012, we acquired the telecom clock generation, synchronization, packet timing and synthesis business from Maxim Integrated Products, Inc. for an estimated $44.0 million in cash. We expect to report a preliminary allocation of the estimated purchase consideration in the Quarterly Report on Form 10-Q for our second fiscal quarter of 2012.

As described in Note 10, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying unaudited consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

OVERVIEW

We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry’s most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs), and mixed-signal and radiation-tolerant field programmable gate arrays (“FPGAs”). We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet (“PoE”) midspans.

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Defense & Security, Aerospace, Enterprise & Communications and Industrial, Medical & Alternative Energy.

Power management generally refers to a class of standard linear integrated circuits (“SLICs”) that perform voltage regulation and reference in most electronic systems. The definition of power management has broadened in recent years to encompass other devices and modules, often application-specific standard products (“ASSPs”), which address particular aspects of power management, such as audio or display related ICs. This business is composed of both a core platform of traditional SLICs, such as low dropout regulators (“LDOs”) and pulse width modulators (“PWMs”), and differentiated ASSPs such as backlight inverters, audio amplification ICs and small computer standard interface terminators. Our IC products are used in data storage, wireless local area network (“LAN”), automobiles, telecommunications, test instruments, defense and aerospace equipment, high-quality sound reproduction and data transfer equipment.

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

Recent industry leading innovations include:

•	High-efficiency PoE midspans that reduce energy consumption on network cables by as much as 50 percent;

•

The world’s first single-chip, standards-compliant synchronous ethernet timing devices allowing the transmission of SyncE over optical transport network channels without the need for additional rate conversion phased locked loops;

•	Breakthrough monolithic 4G RF front-end modules based on silicon germanium technology;

•	A new family of DC-DC regulators for powering disk drives used in enterprise applications, based upon flexible architecture unique to Microsemi that includes patent-pending control technology.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

Quarter Ended
January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011	January 2, 2011
$240,920	$227,291	$216,722	$207,490	$184,351

Net sales increased $56.6 million or 30.7% between the quarters ended January 1, 2012 (“Q1 2012”) and January 2, 2011 (“Q1 2011”) to $240.9 million for Q1 2012 from $184.4 million for Q1 2011. On January 26, 2012 we announced that we expect that our consolidated net sales for the second quarter of fiscal year 2012, which includes a full quarter’s contribution from Microsemi – CMPG will increase between 1 to 5 percent, sequentially.

Gross profit increased $30.7 million to $125.7 million (52.2% of net sales) for Q1 2012 from $95.0 million (51.5% of net sales) for Q1 2011 primarily as a result of contributions from the acquisition of Microsemi – CMPG. While higher than Q1 2011, gross margin in Q1 2012 declined from 57.1% reported in Q4 2011 due to additional costs incurred in response to recent flooding in Thailand, lower absorption of costs due to lower sales, overall product mix and the effect of purchase accounting entries.

In October 2011, we completed the acquisition of Microsemi – CMPG. We expect that its timing, synchronization and voice products, which complement our existing communications products, will significantly add to our consolidated net sales in 2012. We completed the acquisition of the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. in January 2012 and have started to integrate this business into Microsemi – CMPG. However, uncertain macroeconomic conditions worldwide and the devastating flooding and ongoing impacts in Thailand, which shut down our operations at two subcontracted facilities, subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.”) In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. We currently expect that production levels at these other facilities will compensate for the flooded facilities in Thailand and that we will have recovered from this event by the end of the second fiscal quarter of 2012.

We closed our Scottsdale facility during the second quarter of 2011. We may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

MARKETING

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Enterprise & Communications – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, FPGAs, multiple-in multiple-out (“MIMO”), light emitting diode (“LED”), cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, monitors, and storage devices.

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

•

Industrial, Medical & Alternative Energy – Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators and PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

ACQUISITION

During Q1 2012, we completed our acquisition of Zarlink Semiconductor, Inc. (“Zarlink”) through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. Zarlink delivers world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Its core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world’s largest original equipment manufacturers, Zarlink’s highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi – CMPG.”

The fair value of the identified intangible assets was estimated for the Zarlink acquisition by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

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

The purchase price allocation described below is preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation and if material differences exist they could result in retrospective revision to the purchase price allocation.

The total estimated consideration as shown in the table below is preliminarily allocated to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Calculation of consideration:
Cash consideration for Zarlink Securities	$623,782
Preliminary allocation of consideration:
Book value of Zarlink’s net assets	151,576
Adjustments to historical net book value:
Inventories	7,230
Other intangible assets	210,100
Deferred tax liability, net	(35,963)

Adjustment to goodwill	$290,839

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

	$210,100

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

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$355	$6,482	$6,837
Cash expenditures	(159)	(365)	(524)

Balance at January 1, 2012	$196	$6,117	$6,313

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.2 million for the quarter ended January 1, 2012. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Substantially all accrued amounts are expected to be paid within twelve months. The following table reflects the restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

Employee Severance
Balance at October 2, 2011	$2,724
Provisions	7,225
Cash expenditures	(2,741)
Other non-cash settlement	(1,388)

Balance at January 1, 2012	$5,820

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 1, 2012 COMPARED TO THE QUARTER ENDED JANUARY 2, 2011

Net sales increased $56.6 million or 30.7% between the quarters ended January 1, 2012 (“Q1 2012”) and January 2, 2011 (“Q1 2011”) to $240.9 million for Q1 2012 from $184.4 million for Q1 2011. These results included a partial quarter contribution from our acquisition of Microsemi – CMPG. Net sales by end market are based on our understanding of end market uses of our products.

An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	January 1, 2012	January 2, 2011
Defense & Security	$69,115	$69,843
Aerospace	49,123	45,071
Enterprise & Communications	75,124	33,636
Industrial, Medical & Alternative Energy	47,558	35,801

Total	$240,920	$184,351

Net sales in the Defense & Security end market decreased $0.7 million to $69.1 million in Q1 2012 from $69.8 million in Q1 2011. While sales increased in this end market in Q1 2012 compared to Q1 2011, when compared to recent quarters, sales were negatively impacted by the lack of a 2012 federal budget through the first fiscal quarter and uncertainty surrounding the defense budget that was reflected in cautious procurement plans of end customers. However, a new budget is in place that we believe emphasizes intelligence, reconnaissance, surveillance and modernization programs that equate to growing electronic content. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market increased $4.1 million to $49.1 million in Q1 2012 from $45.1 million in Q1 2011. The increase in net sales between the periods was driven primarily by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. Compared to recent quarters, sales declined primarily due to a slowdown in satellite billings. However, recent satellite order activity has been strong and we see continued growth for our commercial air products. As such, we believe that sales in this end market will grow in the upcoming quarter.

Net sales in the Enterprise & Communications end market increased $41.5 million to $75.1 million in Q1 2012 from $33.6 million in Q1 2011, primarily due to the contributions of Microsemi – CMPG. We have also experienced steady sales of our PoE offerings, RF power amplifier and DC-DC products. We believe that rapid market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. We also expect additional contribution from our display products as we expect increasing support for our differentiated backlight solutions. While this is our most economically sensitive end market, based on current and expected backlog, we expect that net sales in this end market will grow in the upcoming quarter.

Net sales in the Industrial, Medical & Alternative Energy end market increased $11.8 million to $47.6 million in Q1 2012 from $35.8 million in Q1 2011, primarily due to the contributions of Microsemi – CMPG. Medical products within this end market have contributed to stable growth and we have noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We have also increased sales through new product introductions in smart grid, wind power and general industrial product offerings. While we expect that sales of our products in many industrial applications will increase, we have noted increased channel inventory of products for solar applications. Accordingly, we expect that net sales in this end market will remain stable next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended
	January 1, 2012	January 2, 2011
Net Sales:
United States	$169,487	$112,459
Europe	33,228	30,689
Asia	38,205	41,203

Total	$240,920	$184,351

Gross profit increased $30.7 million to $125.7 million (52.2% of net sales) for Q1 2012 from $95.0 million (51.5% of net sales) for Q1 2011 primarily as a result of contributions from the acquisition of Microsemi – CMPG. While higher than Q1 2011, gross margin in Q1 2012 declined from 57.1% reported in Q4 2011 due to additional costs incurred in response to recent flooding in Thailand, lower absorption of costs due to lower sales, overall product mix and the effect of purchase accounting entries.

Selling, general and administrative expense was $54.7 million for Q1 2012 compared to $46.3 million for Q1 2011. While selling, general and administrative expenses in 2012 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from the acquisition we added in the quarter. In connection with the relocation of one of our facilities, we received cash consideration of $7.0 million from a non-landlord third party to compensate us for relocation costs and expect to receive an additional $8.0 million in cash consideration upon the completion of the relocation. We have recorded the consideration received in selling, general and administrative costs as an offset to incremental costs incurred for the relocation. We expect selling, general and administrative expenses to decrease by $0.5 million to $1.0 million next quarter. Compared to Q1 2012, the selling, general and administrative change in the second fiscal quarter of 2012 will include the addition of Microsemi – CMPG for a full quarter, but it will be offset by savings as a result of cost controls and spending efficiencies within the company.

Research and development expense was $39.6 million for Q1 2012 compared to $24.0 million in Q1 2011. The increase was due primarily to the addition of Microsemi – CMPG. We expect research and development expense to increase by $0.3 million to $0.8 million next quarter primarily due to support of our product development efforts as we intend to continue to make product investments that deliver continued organic growth and the addition of Microsemi – CMPG for a full quarter.

Amortization of intangible assets was $24.9 million for Q1 2012 compared to $12.1 million in Q1 2011 and includes $10.8 million and $6.1 million of amortization related to acquired completed technology for Q1 2012 and Q1 2011, respectively. The increase reflects additional amortization expense related to the acquisitions completed during and after Q1 2011.

Restructuring and severance was $7.2 million in Q1 2012 compared to $6.3 million in Q1 2011. The amount recorded in the first quarter of 2012 included $6.4 million restructuring expense primarily from Microsemi – CMPG.

Interest expense was $12.0 million in Q1 2012 compared to $3.3 million in Q1 2011. The increase was due to an increase in term loan borrowings to approximately $800.0 million from $375.0 million. In addition, during Q1 2012, approximately $49.6 million was outstanding on our revolving credit facility for most of the quarter.

Other income (expense), net, was $(32.4) million in Q1 2012. We elected the fair value option in accounting for the term loan balance outstanding under our Credit Agreement through October 2, 2011 and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million in Q1 2012 related to these adjustments. During Q1 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). Subsequent to the most recent amendment, we did not elect the fair value option on our outstanding term loan balances.

For the quarters ended January 1, 2012 and January 2, 2011, we recorded an income tax benefit of $0.3 million on $44.9 million of pre-tax loss and an income tax benefit of $13.5 million on $14.8 million of pre-tax loss, respectively. Our effective income tax rate depends on various factors, such as tax legislation, the ratio of domestic and international pre-tax income, valuation allowances on both U.S. and foreign deferred tax assets and the effectiveness of our tax planning strategies. The effective tax rate for the quarters ended January 1, 2012 and January 2, 2011 was the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY

We had $133.5 million and $266.6 million in cash and cash equivalents at January 1, 2012 and October 2, 2011, respectively. In Q1 2012 and Q1 2011, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $18.8 million for Q1 2012 and $9.6 million at Q1 2011. In Q1 2012, operating cash flow was negatively impacted by payment of $16.5 million in bonus and profit sharing, $7.2 million in transaction related costs and $3.2 million in restructuring and severance payments related primarily to Microsemi – CMPG. In Q1 2011, operating cash flow was negatively impacted by the payments of $17.0 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $3.3 million in severance primarily related to Microsemi – SoC. A summary of net cash provided by operating activities for Q1 2012 and Q1 2011 are as follows (amounts in thousands):

	Q1 2012	Q1 2011
Net loss	$(44,602)	$(1,296)
Depreciation and amortization	33,316	19,946
Provision for doubtful accounts	(91)	300
Settlement of foreign currency forward	(3,701)	—
Gain on sales of assets	1,893	—
Stock-based compensation	7,531	7,278
Excess tax benefit—stock awards	(362)	(2,088)
Effect of fair value option on credit facility issuance and refinancing costs	28,031	13,424
Deferred income taxes	(509)	(522)
Net change in working capital accounts	(15,486)	(32,764)
Net change in other assets and long term liabilities	12,829	5,346

Net cash provided by operating activities	$18,849	$9,624

Accounts receivable increased $28.4 million to $139.3 million at January 1, 2012 from $110.9 million at October 2, 2011. The increase in accounts receivable was primarily due to higher sales, including incremental sales by Microsemi – CMPG, in Q1 2012 compared to Q4 2011.

Inventories increased $24.0 million to $164.8 million at January 1, 2012 from $140.8 million at October 2, 2011. The increase was due primarily to inventory balances at operations we acquired in the current fiscal year.

Other current assets increased $4.3 million to $20.4 million at January 1, 2012 from $16.1 million at October 2, 2011. The increase was due primarily to balances from the acquisition of Microsemi – CMPG.

Current liabilities increased $14.8 million to $168.5 million at January 1, 2012 from $153.7 million at October 2, 2011. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and an increase in current maturities of long term debt from our term loan balances.

Net cash used in investing activities was $549.0 million for Q1 2012 and $386.7 million for Q1 2011. Net cash used in investing activities in Q1 2012 consisted of $540.3 million in cash payments, net of cash acquired, for the acquisition of Zarlink, $12.4 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward. In Q1 2011, net cash used in by investing activities primarily consisted of $381.0 million, net of cash acquired for the acquisition of Actel, and $5.7 million in purchases of property and equipment. In the second and third fiscal quarters of 2012, we expect to incur approximately $15.0 million in capital expenditures, net of allowances, to support the consolidation of facilities in Northern and Southern California.

Net cash provided by financing activities was $397.0 million for Q1 2012 and $380.6 million for Q1 2011. Net cash provided by financing activities in Q1 2012 primarily consisted of net borrowings of $425.8 million under our credit agreement and $2.2 million related to proceeds from stock awards, offset by $31.0 million in credit facility issuance and refinancing costs. In Q1 2011, net cash provided by financing activities primarily consisted of net borrowings of $375.0 million under our credit agreement and $19.0 million related to proceeds from equity awards, offset by $13.4 million in credit facility issuance costs.

In connection with the acquisition of Zarlink in the quarter ended January 1, 2012, we entered into Amendment No. 2 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 2, 2011 (as amended, the “Amended and Restated Credit Agreement”). We accounted for the amendment as a debt extinguishment and recorded $34.0 million in debt extinguishment costs in other income (expense) in accordance with ASC 470-50. Pursuant to the Amended and Restated Credit Agreement, MSSF has provided $850.0 senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $800.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million. We accounted for the amendment as a debt extinguishment and recorded $34.0 million in debt extinguishment costs in other income (expense) in accordance with ASC 470-50.

Under the Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 3.50% and on term loans determined at the Eurodollar Rate is 4.50%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest  1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.25%.

As of January 1, 2012, we had $798.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2017 and requires minimum principal payments of $2.0 million per quarter or $8.0 million per year.

Pursuant to the Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million.

Microsemi paid upfront fees or original issue discount equal to 2.00% of the term loan facility and an amendment fee on the revolving facility of 0.25%. Additionally, Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi’s consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then Microsemi expects to pay a fronting fee equal to

0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with all financial covenants as of January 1, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these unaudited consolidated financial statements, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.

We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Specific to the acquisition of Zarlink, we entered into foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We agreed to purchase CAD 623.0 million for $608.2 million that settled in the first quarter of 2012. Other than the foregoing, we have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 29% of total net sales in the first quarter of 2012 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

As the end of the first quarter of 2012, interest under the Amended and Restated Credit Facility is, at our option, Base Rate or LIBOR, plus a margin ranging from 3.00% to 3.75% for Base Rate-based loans that are either term loans or revolving loans and ranging from 4.00% to 4.75% for LIBOR-based loans that are either term loans or revolving loans, depending on our consolidated leverage ratio. The current applicable margin on term loans determined at the Base Rate is 3.50% and term loans determined at the Eurodollar Rate by is 4.50%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b)  1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest  1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.25%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 5.75% as of January 1, 2012. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $7.8 million annually.

We entered into interest rate swap agreements in the first quarter of 2010 for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classify interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by RJ Capital Services, Inc., the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.1 million and a long-term liability of $3.0 million as of January 1, 2012 and a $2.8 million long-term liability as of October 2 2011. We reflected the change in fair value of the swaps through other income (expense), net, and for the quarters ended January 1, 2012 and January 2, 2011, we recorded expense of $0.3 million and 0.7 million, respectively.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2012.

(b)	Changes in internal control over financial reporting.

During the first quarter of fiscal year 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In Part I, Item 3 of our most recent Annual Report on Form 10-K as filed with the SEC on November 23, 2011 for our fiscal year ended October 2, 2011, we reported litigation in which we are involved. During the fiscal period that is the subject of this Quarterly Report on Form 10-Q, no material changes occurred in such litigation, and there have been no other legal proceedings requiring reporting in this Quarterly Report on Form 10-Q other than as follows.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. We have responded to the Complaint. Currently, we cannot determine the likelihood of an unfavorable outcome.

Item 1A.	RISK FACTORS

While there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 23, 2011, we routinely update our risk factors and for the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.

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

We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business, such as occurred with our attempt to acquire SEMICOA. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group’s financial results is dilutive or is below the market’s or financial analysts’ expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.

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

In the first quarter of fiscal year 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together can account for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affect area. We currently expect that production levels at these other facilities will compensate for the flooded facilities in Thailand and that we will have recovered from this event by the end of the second fiscal quarter of 2012. However, should circumstances change or we are not able to execute our recovery plans, we may experience further disruptions for the affected products that could have an adverse effect on our ability to timely deliver certain products and have a material adverse impact on our results of operations. In addition, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could further affect our revenue, consolidated financial position, results of operations and cash flows.

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

Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks that are associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facility only permits borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	financial and restrictive covenants may adversely affect our ability to implement business plans, react to changes in economic conditions or benefit from changes in tax regulations;

•	debt service payments will continue to have a negative impact on our cash flows; and

•	prepayment terms that may discourage us from refinancing our Amended and Restated Credit Agreement or reduce the benefit of lower interest rates.

We have closed, combined, sold or disposed of certain of our operations, which in the past has reduced our sales volume and resulted in significant restructuring costs.

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

We may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.

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

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future.

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

Microsemi’s aggregate net sales to the Defense & Security end market represented approximately 29% of total net sales in first quarter 2012. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 46% in 2011. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain facilities or contracts with entities in several foreign countries, including Canada, Korea, Japan, China, Ireland, Thailand, the Philippines, Malaysia, France, Taiwan, Macau, Israel and India. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	trade restrictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial, Medical & Alternative Energy end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 79% of our assembly and packaging requirements and 22% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active. In addition, because we rely on third-party subcontractors to perform certain key operational functions, we may be unable to directly control our product delivery schedules and quality assurance. The cost of product replacements or returns and other warranty matters in connection with qualify assurance problems caused by third party subcontractors could materially adversely affect us.

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

The market price of our stock has fluctuated widely. Between January 1, 2012 and October 3, 2010, the market sale price of our common stock ranged between a low of $14.49 and a high of $24.96. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

We invest cash balances in excess of projected liquidity needs primarily in money market funds. At times, we have also entered into interest rate swap and foreign currency forward contracts. While all of our investments to date are highly rated and we believe our counterparties to be highly rated, current credit market disruptions may adversely affect the value and liquidity of these investments and may affect the ability of our counterparties to fulfill their contractual obligations.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	MINE SAFETY DISCLOSURES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description
2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

10.1	Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011)

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 6, 2012)

10.3	Form of Notice of Performance Stock Unit Award†

10.4	Microsemi Corporation Fiscal 2012 Executive Non-Equity Incentive Plan†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: February 8, 2012	By:	/S/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

10.1	Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011)

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 6, 2012)

10.3	Form of Notice of Performance Stock Unit Award†

10.4	Microsemi Corporation Fiscal 2012 Executive Non-Equity Incentive Plan†

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.

47