Form 10-Q
period 2012-04-01
MICROSEMI CORP
filed 2012-05-08
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2012

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on April 25, 2012 was 88,850,029.

		Page
Reference

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheet as of April 1, 2012 and October 2, 2011	6

	Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the Quarters and Six Months Ended April 1, 2012 and April 3, 2011	7

	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended April 1, 2012 and April 3, 2011	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 3.	Defaults upon Senior Securities	45

ITEM 4.	Mine Safety Disclosures	45

ITEM 5.	Other Information	45

ITEM 6.	Exhibits	46

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates and ability to realize deferred tax assets;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations, including, without limitation, the effects of and status of our recovery from the recent flooding in Thailand;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

The unaudited condensed consolidated statement of operations and comprehensive income for the quarter and six months ended April 1, 2012 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statement of cash flows for the six months ended April 1, 2012, and the comparative unaudited condensed consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheet as of April 1, 2012 and October 2, 2011, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

(amounts in thousands, except per share data)

	April 1, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$121,404	$266,631
Accounts receivable, net of allowance for doubtful accounts of $1,865 and $2,149 at April 1, 2012 and October 2, 2011, respectively	144,423	110,908
Inventories	156,330	140,827
Deferred income taxes	43,424	43,424
Other current assets	26,554	16,100

Total current assets	492,135	577,890

Property and equipment, net	104,959	89,922
Goodwill	814,464	491,079
Other intangible assets, net	453,413	281,689
Other assets	46,959	29,893

TOTAL ASSETS	$1,911,930	$1,470,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,337	$48,561
Accrued liabilities	93,867	101,078
Current maturity of long-term liabilities	9,115	4,050

Total current liabilities	166,319	153,689

Credit facility	799,900	357,384
Deferred income taxes	32,311	34,285
Other long term liabilities	46,901	33,008

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 88,816 and 86,806 at April 1, 2012 and October 2, 2011, respectively	17,763	17,361
Capital in excess of par value of common stock	636,016	612,517
Retained earnings	212,049	261,443
Accumulated other comprehensive income	671	786

Total stockholders’ equity	866,499	892,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,911,930	$1,470,473

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income

(amounts in thousands, except per share data)

	Quarter Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Net sales	$249,306	$207,490	$490,226	$391,841
Cost of sales	117,438	114,854	232,622	204,176

Gross profit	131,868	92,636	257,604	187,665

Operating expenses:
Selling, general and administrative	51,971	43,576	106,687	89,906
Research and development	42,188	28,182	81,789	52,153
Amortization of intangible assets	26,472	15,946	51,334	28,017
Restructuring and severance charges	119	13,286	7,344	19,620

Total operating expenses	120,750	100,990	247,154	189,696

Operating income (loss)	11,118	(8,354)	10,450	(2,031)

Other expense, net:
Interest expense, net	(8,950)	(4,742)	(20,789)	(7,896)
Other expense, net	(2,279)	(1,002)	(34,683)	(18,952)

Total other expense, net	(11,229)	(5,744)	(55,472)	(26,848)

Loss before income taxes	(111)	(14,098)	(45,022)	(28,879)
Provision (benefit) for income taxes	4,681	5,031	4,372	(8,454)

NET LOSS	$(4,792)	$(19,129)	$(49,394)	$(20,425)

Basic and diluted loss per share	$(0.06)	$(0.23)	$(0.58)	$(0.25)

Basic and diluted common and common equivalent shares outstanding	85,645	83,853	85,435	82,432

Other comprehensive income (loss), net of tax
Translation adjustment	(176)	513	(115)	485

COMPREHENSIVE LOSS	$(4,968)	$(18,616)	$(49,509)	$(19,940)

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Cash Flows

(amounts in thousands)

	Six Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(49,394)	$(20,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,302	43,978
Amortization of deferred financing cost	1,528	—
Provision for doubtful accounts	(284)	(119)
Settlement of foreign currency forward	(3,701)	—
Loss on disposition or impairment of assets	1,513	1,940
Deferred income taxes	(997)	(1,920)
Charge for stock based compensation	17,577	14,389
Credit facility issuance and refinancing costs	29,275	14,218
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(15,251)	19,999
Inventories	15,641	9,414
Other current assets	32,601	(10,072)
Other assets	(7,509)	1,222
Accounts payable and accrued liabilities	(51,179)	(47,979)
Other long-term liabilities	23,172	3,091

Net cash provided by operating activities	61,294	27,736

Cash flows from investing activities:
Purchases of property and equipment	(26,675)	(12,227)
Insurance proceeds from property and equipment losses	325	—
Settlement of foreign currency forward	3,701	—
Payments for acquisitions, net of cash acquired	(584,218)	(380,847)

Net cash used in investing activities	(606,867)	(393,074)

Cash flows from financing activities:
Repayments of credit facility	(53,600)	(50,938)
Credit facility issuance costs	(41,790)	(14,218)
Proceeds from credit facility	959,708	425,000
Extinguishment of debt	(470,296)	—
Net proceeds from stock awards	6,324	22,841

Net cash provided by financing activities	400,346	382,685

Net increase (decrease) in cash and cash equivalents	(145,227)	17,347
Cash and cash equivalents at beginning of period	266,631	199,950

Cash and cash equivalents at end of period	$121,404	$217,297

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

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification (“ASC”) 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 13, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011, but following the extinguishment of the term loan in conjunction with our acquisition of Zarlink Semiconductor, Inc., we did not elect the fair value option for the term loan balance outstanding as of April 1, 2012.

Measurement Period for the Acquisition of Actel Corporation

During the first quarter of 2012, we closed the measurement period for the acquisition of Actel Corporation that occurred in the prior year first quarter. We completed our evaluation of income tax-related information regarding facts and circumstances that existed as of the acquisition date. In accordance with ASC 805-10, we retrospectively adjusted the preliminary amounts previously reported and are now reporting the final amounts. In the balance sheet as of October 2, 2011, we have reflected a retrospective adjustment of $1.3 million that increased non-current deferred tax assets and retained earnings. While the retrospective adjustment will have the effect of reducing income tax expense for 2011 by $1.3 million, due to the timing of the application of this retrospective adjustment, income tax expense for the quarter and six months ended April 3, 2011 increased by $2.2 million compared to previously reported amounts.

2. ACQUISITIONS

Zarlink Semiconductor, Inc.

During the quarter ended January 1, 2012, we completed our acquisition of Zarlink Semiconductor, Inc. (“Zarlink”) through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures for $623.7 million in cash through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. We acquired Zarlink for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Zarlink’s core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world’s largest original equipment manufacturers, Zarlink’s highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi – CMPG.”

We preliminarily allocated the total estimated consideration to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventory	28,403
Other current assets	37,585
Property and equipment	7,648
Other assets	41,639
Identifiable intangible assets	210,100
Goodwill	294,586
Current liabilities	(57,540)
Deferred tax liabilities	(35,963)
Other non-current liabilities	(4,265)

Total estimated consideration	$623,670

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

	$210,100

Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc.

During the quarter ended April 1, 2012, we acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. for $44.0 million in cash. The acquired product lines and technology are vital to the effective and efficient delivery of time-sensitive voice, data and multimedia traffic over wireless and wired networks, and will further provide our customers with the critical synchronization components required to harmonize system and network clocks, as well as the synthesis products required to distribute timing clocks throughout each system.

We preliminarily allocated the total estimated consideration to the acquired business’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Inventory	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)

Total estimated consideration	$44,045

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1

	$12,960

Valuation methodology

The fair value of the identified intangible assets for the acquisitions noted above was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The valuation of completed technology and trade names for the acquisitions noted above was based on a variation of the income approach, the relief-from-royalty income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity’s revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.

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

Generally, the allocation of purchase prices results in an allocation to goodwill. Depending on the tax treatment of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

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

The purchase price allocations described above are preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog.

Supplemental pro forma data

The following supplemental pro forma data summarizes the results of operations for the six months ended April 1, 2012 and April 3, 2011, as if the acquisitions we completed in 2012 and 2011 were completed as of the first day of 2011. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the six months ended April 1, 2012 were adjusted to exclude $8.0 million in cost of goods sold from manufacturing profit in acquired inventory, $6.6 million in acquisition costs and $34.0 million in credit facility refinancing costs associated with the Zarlink financing and supplemental pro forma earnings for the quarter ended April 3, 2011 were adjusted to include these items. Supplemental pro forma data does not adjust the timing of the refinancing completed in the quarter ended April 1, 2012. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Six Months Ended
	April 1, 2012	April 3, 2011
Net sales	$497,060	$537,104
Net loss	$(21,820)	$(22,641)
Net loss per basic and diluted share	$(0.26)	$(0.27)

3. INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	April 1, 2012	October 2, 2011
Raw materials	$40,034	$40,454
Work in process	78,316	65,190
Finished goods	37,980	35,183

	$156,330	$140,827

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	April 1, 2012	October 2, 2011
Non-amortizing intangible assets
Goodwill	$814,464	$491,079

Amortizable intangible assets, net
Completed technology	$210,999	$177,828
Customer relationships	227,592	95,296
Backlog	10,242	4,658
Trade names and other	4,580	3,907

	$453,413	$281,689

The following table summarizes our estimated future amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$94,391	$82,537	$75,680	$71,199	$129,606

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	April 1, 2012	October 2, 2011
Payroll, bonus, accrued time off and other employee benefits	$38,342	$41,264
Fair value of foreign currency forward	—	11,675
Restructuring and severance	9,352	9,562
Licenses	9,601	9,636
Outside services	12,686	7,815
Interest	1,965	4,037
Warranties	2,426	2,945
Commissions	2,813	2,692
Other	16,682	11,452

	$93,867	$101,078

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

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.4 million and $1.5 million at April 1, 2012 and October 2, 2011, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. The discovery process recently commenced and we do not expect trial to begin for at least one year. In the event of an unfavorable outcome, we believe amounts accrued are adequate and do not believe the resolution of this matter will have a material impact on our financial position or results of operations.

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

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. All 12.2 million and 13.1 million stock awards for the quarter and six months ended April 1, 2012 and April 3, 2011, respectively, were excluded in the computation of diluted earnings per share (“EPS”) as we incurred net losses in these periods.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued ASU No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). The provisions of this standard only affect the presentation of comprehensive income and will not materially impact our consolidated financial position, results of operations or cash flows. In December 2011, the FASB issued ASU No. 2011-12 that effectively defers the changes in ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. We updated our presentation of comprehensive income in accordance with this ASU.

In December 2011, the FASB issued ASU No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently evaluating the disclosures required under this ASU.

9. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the new aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a full-value award to 2.41; d) terminated the evergreen provision in the original plan; and e) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right grant is six years.

Awards granted or assumed, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Six Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
April 1, 2012
Restricted shares	1,522,361		$19.30
Performance stock units	350,000		$17.77
April 3, 2011
Restricted stock awards and units	1,720,893		$20.95
Stock options and share appreciation rights	3,024,480	$13.92	$7.12	0.2%	0.0%	1.1	41.9%

In connection with the acquisition of Actel Corporation in 2011, we assumed Actel stock options, stock appreciation rights and restricted stock units and converted them to Microsemi awards in accordance with the merger agreement. For the quarter and six months ended April 1, 2012, stock-based compensation expense decreased operating income by $10.0 million and $17.6 million, respectively. For the quarter and six months ended April 3, 2011, stock-based compensation expense decreased operating income by $7.1 million and $14.4 million, respectively.

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

10. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Communications and Industrial & Medical. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
United States	$123,488	$133,844	$240,481	$246,303
Europe	65,656	32,416	135,079	63,105
Asia	60,162	41,230	114,666	82,433

Total	$249,306	$207,490	$490,226	$391,841

Defense & Security	71,466	73,036	140,581	142,879
Aerospace	52,879	53,533	102,002	98,604
Communications	77,231	36,518	152,355	70,154
Industrial & Medical	47,730	44,403	95,288	80,204

Total	$249,306	$207,490	$490,226	$391,841

Tangible long lived assets by geographic area are as follows (amounts in thousands):

	April 1, 2012	October 2, 2011
United States	$81,485	$69,647
Europe	13,622	12,632
Asia	8,151	7,643
Other	1,701	—

Total	$104,959	$89,922

11. INCOME TAXES

For the quarter and six months ended April 1, 2012, we recorded an income tax provision of $4.7 million and $4.4 million, respectively. For the quarter and six months ended April 3, 2011, we recorded an income tax provision of $5.0 million and an income tax benefit of $8.5 million, respectively. The difference in our effective rate from the US statutory rate of 35 percent primarily reflects changes in the ratio of domestic and international pre-tax income and valuation allowances on both U.S. and foreign deferred tax assets. Additionally, during the six months ended April 1, 2012 we recognized a benefit from the effect of statutory tax rate changes in Israel enacted in the first quarter. Further, during the six months ended April 3, 2011 we recognized non-recurring tax benefits from the valuation allowance release related to the Microsemi – SoC acquisition.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on anticipated settlements and federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $9.5 million within the next twelve months.

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination for the 2007 to 2009 tax years, as well as certain state examinations. There have been no significant proposed adjustments to date. We do not expect the results of any tax audits would have a material impact on our financial position or results of operations.

12. RESTRUCTURING AND SEVERANCE CHARGES

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$355	$6,482	$6,837
Cash expenditures	(211)	(801)	(1,012)

Balance at April 1, 2012	$144	$5,681	$5,825

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.3 million during the six months ended April 1, 2012 and also assumed a fair value of $10.0 million in pre-acquisition liabilities recorded by Microsemi – CMPG. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020.

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$2,382	$342	$2,724
Assumed from acquisition	8,465	1,582	10,047
Provisions	6,840	504	7,344
Cash expenditures	(15,041)	(374)	(15,415)
Other non-cash settlement	28	5	33

Balance at April 1, 2012	$2,674	$2,059	$4,733

13. CREDIT AGREEMENT AND RELATED INSTRUMENTS

Credit Agreement

In connection with the acquisition of Zarlink, during the quarter ended January 1, 2012, we entered into Amendment No. 2 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 2, 2011 (as amended, the “Second Amended and Restated Credit Agreement”). We accounted for the second amendment as a debt extinguishment and recorded $34.0 million in debt extinguishment costs in other income (expense) in accordance with ASC 470-50. Pursuant to the Second Amended and Restated Credit Agreement, MSSF has provided $850.0 million senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $800.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million. Microsemi paid upfront fees or original issue discount equal to 2.00% of the term loan facility and an amendment fee on the revolving facility of 0.25%.

During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement (as amended, the “Third Amended and Restated Credit Agreement”). We paid $9.1 million in amendment costs, consisting of a 1% repricing premium and underwriting fees and expenses. In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs and deferred the remaining $7.9 million, which we will amortize over the six year remaining life of the term loan to interest expense. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided an $860.0 million senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of April 1, 2012.

As of April 1, 2012, we had $808.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. As of October 2, 2011, we had $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2017 and requires minimum principal payments of $2.0 million per quarter or $8.1 million per year.

Pursuant to the Third Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $212.0 million, of which $12.0 million was utilized upon the execution of the Third Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of April 1, 2012.

Interest Rate Swap Agreements

In connection with the original credit agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.1 million and a long-term liability of $2.5 million as of April 1, 2012 and a $2.8 million long-term liability as of October 2, 2011. We reflected the change in fair value of the swaps through other income (expense), net. For the quarters ended April 1, 2012 and April 3, 2011, we recorded income (expense) of $(0.1) million and $0.2 million, respectively. For the six months ended April 1, 2012 and April 3, 2011, we recorded income (expense) of $0.2 million and $(0.5) million, respectively.

Fair Value Option

We elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. We classified term loan balances currently outstanding under our original credit agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Our valuation was based on market quotes provided to us by MSSF.

We determined the fair value of the term loan balance as of October 2, 2011 to be $361.0 million compared to a par value of $372.2 million, a difference of $11.2 million. Subsequent to entering into Amendment No. 2 to the credit agreement, we did not elect the fair value option on term loan balances and outstanding at par. As we extinguished the existing $372.2 million term loan balance at par, we recorded an expense of $11.2 million in other income (expense), net, in the quarter ended January 1, 2012. As we did not elect the fair value option for current outstanding term loan balances, we did not record a fair value adjustment subsequent to the quarter ended January 1, 2012.

Foreign Currency Forward

In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We agreed to purchase CAD 623.0 million for $608.2 million that settled in October 2011. We classified interest rate forward balances as Level 1 fair value measurements where there are quoted prices in active markets for identical instruments. We determined the fair value of our foreign currency forward agreement based on a corresponding quote from Morgan Stanley Capital Services LLC, the counterparty to the forward transaction. As the forward currency forward contract did not qualify for hedge accounting, we reflected the change in fair value of the swap through other income (expense), net. At October 2, 2011, we recorded a current liability and corresponding expense of $11.7 million for the change in fair value. During the quarter ended January 1, 2012, we recorded income of $15.4 million related to the settlement of this forward. As our only foreign currency forward agreement settled in the quarter ended January 1, 2012, we did not record a fair value adjustment subsequent to the quarter ended January 1, 2012.

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

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Defense & Security, Aerospace, Communications and Industrial & Medical.

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

•	Breakthrough monolithic 4G RF front-end modules based on silicon germanium technology;

•	A new family of DC-DC regulators for powering disk drives used in enterprise applications, based upon flexible architecture unique to Microsemi that includes patent-pending control technology;

•	A ceramic quad flat pack (CQFP) package for the Company’s radiation tolerant RT ProASIC®3 family of FPGAs;

•

A revolutionary non-dissipative LED backlight driver for LCD TV applications, featuring a proprietary non-dissipative architecture that dramatically increases power efficiency while enhancing backlight performance and lowering total solution cost, and is also the first device of its type to provide LED driving capabilities in televisions based on the LCD Integrated Power Supply (LIPS) architecture;

•	An LCD display reference design for industrial and medical applications based Microsemi’s SmartFusion® cSoC;

•

A line card device for mobile multimedia and packet-based carrier Ethernet applications, featuring two integrated digital phase lock loops that can lock on to up to four inputs for applications that require independent transmit and receive timing paths, and which integrates two numerically controlled oscillators ideally suited to network measurement and control systems used in GSM, WCDMA and LTE applications; and

•	The industry’s first 60 W IEEE-compliant PoE midspan that delivers power over standard Ethernet cabling to outdoor devices.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

Quarter Ended
April 1, 2012	January 1. 2012	October 2, 2011	July 3, 2011	April 3, 2011
$249,306	$240,920	$227,291	$216,722	$207,490

Net sales increased $41.8 million or 20.2% between the quarters ended April 1, 2012 (“Q2 2012” and April 3, 2011 (“Q2 2011”) to $249.3 million for Q2 2012 from $207.5 million for Q2 2011 and increased $98.4 million or 25.1% between the six months ended April 1, 2012 (“2012 YTD”) and April 3, 2011 (“2011 YTD”) to $490.2 million for 2012 YTD from $391.8 million for 2011 YTD. For 2012 YTD, we estimate that approximately 15% to 20% of net sales were derived from acquisitions concluded during the current fiscal year. On April 25, 2012 we announced that we expect that our consolidated net sales for the third quarter of fiscal year 2012 will increase between 3 to 5 percent, sequentially.

Gross profit increased $39.2 million to $131.9 million (52.9% of net sales) for Q2 2012 from $92.6 million (44.6% of net sales) for Q2 2011 and increased $69.9 million to $257.6 million (52.5% of net sales) in 2012 YTD from $187.7 million (47.9% of net sales) in 2011 YTD. The increases in gross profit were primarily as a result of contributions from the acquisition of Microsemi – CMPG. In Q2 2012 and 2012 YTD. Gross profit was adversely affected by $3.2 million from an inventory write-off related to Thailand flooding, net of insurance recoveries. In Q2 2011and 2011 YTD, gross profit was adversely affected by approximately $16.6 million in inventory charges and $5.6 million in remediation and fixed asset impairments related to the closure of a facility in Scottsdale, Arizona.

In October 2011, we completed the acquisition of Zarlink Semiconductor, Inc. We sometimes refer to this division herein as “Microsemi – CMPG.” We expect that its timing, synchronization and voice products, which complement our existing communications products, will significantly add to our consolidated net sales in 2012. We completed the acquisition of the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. in January 2012 and have integrated this business into Microsemi – CMPG.

Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.”) In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans that moved production to other facilities outside the affected area. We believe that current production capabilities at these other facilities can compensate in the near future for the loss of production in the flooded facilities in Thailand and that we have recovered from this event as of the end of Q2 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could continue to affect our revenue, consolidated financial position, results of operations and cash flows.

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

MARKETING

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors, as well as modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, insulated gate bipolar transistors (“IGBTs”), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers, subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•

Aerospace – Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules, as well as analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs, IGBTs and FPGAs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

•

Industrial & Medical – Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators, as well as PIN diode switches, dual diode modules and switched-most power supplies (“SMPS”) for use in MRI systems.

ACQUISITIONS

Zarlink Semiconductor, Inc.

During the quarter ended January 1, 2012, we completed our acquisition of Zarlink Semiconductor, Inc. (“Zarlink”) through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures for $623.7 million in cash through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. We acquired Zarlink for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Zarlink’s core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world’s largest original equipment manufacturers, Zarlink’s highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi – CMPG.”

We preliminarily allocated the total estimated consideration to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventory	28,403
Other current assets	37,585
Property and equipment	7,648
Other assets	41,639
Identifiable intangible assets	210,100
Goodwill	294,586
Current liabilities	(57,540)
Deferred tax liabilities	(35,963)
Other non-current liabilities	(4,265)

Total estimated consideration	$623,670

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

	$210,100

Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc.

During the quarter ended April 1, 2012, we acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. for $44.0 million in cash. The acquired product lines and technology are vital to the effective and efficient delivery of time-sensitive voice, data and multimedia traffic over wireless and wired networks, and will further provide our customers with the critical synchronization components required to harmonize system and network clocks, as well as the synthesis products required to distribute timing clocks throughout each system.

We preliminarily allocated the total estimated consideration to the acquired business’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Inventory	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)

Total estimated consideration	$44,045

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1

	$12,960

Valuation methodology

The fair value of the identified intangible assets for the acquisitions noted above was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The valuation of completed technology and trade names for the acquisitions noted above was based on a variation of the income approach, the relief-from-royalty income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity’s revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.

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

Generally, the allocation of purchase prices results in an allocation to goodwill. Depending on the tax treatment of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

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

The purchase price allocations described above are preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog.

RESTRUCTURING AND SEVERANCE CHARGES

In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$355	$6,482	$6,837
Cash expenditures	(211)	(801)	(1,012)

Balance at April 1, 2012	$144	$5,681	$5,825

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.3 million during the six months ended April 1, 2012 and also assumed a fair value of $10.0 million in pre-acquisition liabilities recorded by Microsemi – CMPG. Severance covered approximately 200 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020.

	Employee Severance	Contract Termination Costs	Total
Balance at October 2, 2011	$2,382	$342	$2,724
Assumed from acquisition	8,465	1,582	10,047
Provisions	6,840	504	7,344
Cash expenditures	(15,041)	(374)	(15,415)
Other non-cash settlement	28	5	33

Balance at April 1, 2012	$2,674	$2,059	$4,733

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED APRIL 1, 2012 COMPARED TO THE QUARTER AND SIX MONTHS ENDED APRIL 3, 2011

Net sales increased $41.8 million or 20.2% between Q2 2012 and Q2 2011 to $249.3 million for Q2 2012 from $207.5 million for Q2 2011 and increased $98.4 million or 25.1% between the six months ended April 1, 2012 (“2012 YTD”) and April 3, 2011 (“2011 YTD”) to $490.2 million for 2012 YTD from $391.8 million for 2011 YTD. For 2012 YTD, we estimate that approximately 15% to 20% of net sales were derived from acquisitions concluded during the current fiscal year.

Net sales by end market are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Defense & Security	71,466	73,036	140,581	142,879
Aerospace	52,879	53,533	102,002	98,604
Communications	77,231	36,518	152,355	70,154
Industrial & Medical	47,730	44,403	95,288	80,204

Total	$249,306	$207,490	$490,226	$391,841

Net sales in the Defense & Security end market decreased $1.5 million to $71.5 million in Q2 2012 from $73.0 million in Q2 2011 and decreased $2.3 million to $140.6 million in 2012 YTD from $142.9 million in 2011 YTD. Sales were adversely impacted by the lack of a 2012 federal budget through the first quarter of 2012 and uncertainty surrounding the defense budget that was reflected in cautious procurement plans of end customers. However, a new budget is in place that we believe emphasizes intelligence, reconnaissance, surveillance and modernization programs that equate to growing electronic content. This is reflected in sequential growth in net sales when comparing Q2 2012 to the first quarter of 2012. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. As such, we believe that net sales in this end market will grow in the upcoming quarter.

Net sales in the Aerospace end market decreased $0.6 million to $52.9 million in Q2 2012 from $53.5 million in Q2 2011 and increased $3.4 million to $102.0 million in 2012 YTD from $98.6 million in 2011 YTD. The decline in net sales between Q2 2012 and Q2 2011 was due primarily to a slowdown in satellite billings though when comparing 2012 YTD to 2011 YTD, the decrease in satellite billings was offset by demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. We have experienced increases in recent satellite order activity and project continued growth for our commercial air products. As such, we believe that net sales in this end market will grow in the upcoming quarter.

Net sales in the Communications end market increased $40.7 million to $77.2 million in Q2 2012 from $36.5 million in Q2 2011 and increased $82.2 million to $152.4 million in 2012 YTD from $70.2 million in 2011 YTD, primarily due to the contributions of Microsemi – CMPG. We have also experienced steady sales of our RF power amplifier and DC-DC products. While we experienced an expected seasonal slowdown in PoE sales in Q2 2012, we believe that it was temporary and that rapid market adoption of PoE technology, especially by leading enterprise customers, will increase our market share and revenues. We also expect additional contributions from our voice circuit and timing and synchronization solutions. While this is our most economically sensitive end market, based on current and expected backlog, we expect that net sales in this end market will grow in the upcoming quarter.

Net sales in the Industrial & Medical end market increased $3.3 million to $47.7 million in Q2 2012 from $44.4 million in Q2 2011 and increased $15.1 million to $95.3 million in 2012 YTD from $80.2 million in 2011 YTD, primarily due to the contributions of Microsemi – CMPG. Net sales between Q2 2012 and Q2 2011 were tempered by declines in solar products, however medical products have contributed to stable growth and we have noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. While we expect that sales of our products in many industrial applications will increase, we have noted continued increased channel inventory of products for solar applications. Accordingly, we expect that net sales in this end market will remain stable next quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
United States	$123,488	$133,844	$240,481	$246,303
Europe	65,656	32,416	135,079	63,105
Asia	60,162	41,230	114,666	82,433

Total	$249,306	$207,490	$490,226	$391,841

Gross profit increased $39.3 million to $131.9 million (52.9% of net sales) for Q2 2012 compared to $92.6 million (44.6% of net sales) for Q2 2011 and increased $69.9 million to $257.6 million (52.5% of net sales) for 2012 YTD compared to $187.7 million (47.9% of net sales) for 2011 YTD. The increases in gross profit were primarily as a result of contributions from the acquisition of Microsemi – CMPG. In Q2 2012 and 2012 YTD, gross profit was adversely affected by $3.2 million from an inventory write-off related to Thailand flooding, net of insurance recoveries. In Q2 2011 and 2011 YTD, gross profit was adversely affected by approximately $16.6 million in inventory charges and $5.6 million in remediation and fixed asset impairments related to the closure of a facility in Scottsdale, Arizona.

Selling, general and administrative expense was $52.0 million for Q2 2012 compared to $43.6 million for Q2 2011 and $106.7 million for 2012 YTD compared to $89.9 million for 2011 YTD. While selling, general and administrative expenses in 2012 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions. We also recorded acquisition related costs of $0.4 million and $6.6 million in Q2 2012 and 2012 YTD and $0.3 million and $6.3 million in Q2 2011 and 2011 YTD. In connection with the relocation of one of our facilities, we received cash consideration of $4.0 million during Q2 2012 from a non-landlord third party to compensate us for relocation costs and received an additional $4.0 million in cash consideration in the third quarter of 2012 when we vacated our former location. For Q2 2012 and 2012 YTD, we have recorded the $4.0 million and $11.0 million, respectively, of consideration received in selling, general and administrative costs as an offset to incremental costs incurred for the relocation. For the next quarter, we expect selling, general and administrative expenses to remain in line as a percentage of sales.

Research and development expense was $42.2 million for Q2 2012 compared to $28.2 million for Q2 2011 and $81.8 million for 2012 YTD compared to $52.2 million for 2011 YTD. The increase was primarily related to our most recent acquisitions. For the next quarter, we expect research and development expenses to remain in line as a percentage of sales.

Amortization of intangible assets was $26.5 million for Q2 2012 compared to $15.9 million for Q2 2011 and $51.3 million for 2012 YTD compared to $28.0 million for 2011 YTD. These amounts include amortization related to acquired completed technology of $9.8 million for Q2 2012, $7.4 million for Q2 2011, $20.6 million for 2012 YTD and $13.5 million for 2011 YTD. The increase reflects additional amortization expense related to recently completed acquisitions.

Restructuring and severance was $0.1 million for Q2 2012 compared to $13.3 million for Q2 2011 and $7.3 million for 2012 YTD compared to $19.6 million for 2011 YTD. The variances relate to the timing and announcement of restructuring activities. Of the $7.3 million recorded in 2012 YTD, $6.0 million related directly to Microsemi – CMPG, which we acquired in the first quarter of 2012 with the remaining balance related to cost reduction initiatives at other operations. The amount recorded in Q2 2011 included $8.1 million related to Scottsdale lease termination costs, $3.8 million in retention payments agreed to in the Actel acquisition agreement and $1.4 million in severance while the amounts recorded in 2011 YTD also included $6.3 million in severance charges, primarily at Microsemi – SoC, which we acquired in the first quarter of 2011.

Interest expense was $9.0 million for Q2 2012 compared to $4.8 million for Q2 2011 and $20.8 million for 2012 YTD compared to $7.9 million for 2011 YTD. The increase was due to an increase in term loan borrowings to approximately $808.0 million at the end of Q2 2012 compared to term loan borrowings of $374.1 million at the end of Q2 2011.

Other expense, net, was $34.6 million in 2012 YTD. We elected the fair value option in accounting for the term loan balance outstanding under our credit agreement through October 2, 2011 and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the credit agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million in first quarter of 2012 related to these adjustments. During the first quarter of 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). During the second quarter of 2012, we further amended our credit facility and accounted for this amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs related to the debt extinguishment. Subsequent to the amendment in the first quarter of 2012, we did not elect the fair value option on our outstanding term loan balances.

For Q2 2012 and 2012 YTD, we recorded an income tax provision of $4.7 million and $4.4 million, respectively. For the Q2 2011 and 2011 YTD, we recorded an income tax provision of $5.0 million and an income tax benefit of $8.5 million, respectively. The difference in our effective rate from the US statutory rate of 35 percent primarily reflects changes in the ratio of domestic and international pre-tax income and valuation allowances on both U.S. and foreign deferred tax assets.

Additionally, during 2012 YTD we recognized a benefit from the effect of statutory tax rate changes in Israel enacted in the first quarter. Further, during 2011 YTD we recognized non-recurring tax benefits from the valuation allowance release related to the Microsemi – SoC acquisition.

CAPITAL RESOURCES AND LIQUIDITY

We had $121.4 million and $266.6 million in cash and cash equivalents at April 1, 2012 and October 2, 2011, respectively. During 2012 YTD and 2011 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $61.3 million for 2012 YTD and $27.7 million for 2011 YTD. During 2012 YTD, operating cash flow was reduced by payments of $16.5 million in bonus and profit sharing, $8.7 million in transaction related costs and $16.4 million in restructuring and severance payments related primarily to Microsemi – CMPG. During 2011 YTD, operating cash reduced by $26.1 million related to credits issued to Microsemi – SoC distributors that facilitated the alignment of Actel’s revenue recognition to a sell-in methodology, payments of $17.2 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $8.9 million in severance and retention bonuses for Microsemi – SoC.

A summary of net cash provided by operating activities for 2012 YTD and 2011 YTD are as follows (amounts in thousands):

	2012 YTD	2011 YTD
Net loss	$(49,394)	$(20,425)
Depreciation and amortization	68,302	43,978
Amortization of deferred financing cost	1,528	—
Provision for doubtful accounts	(284)	(119)
Settlement of foreign currency forward	(3,701)	—
Gain on sales of assets	1,513	1,940
Stock-based compensation	17,577	14,389
Excess tax benefit—stock awards	—	(3,042)
Effect of fair value option on credit facility issuance and refinancing costs	29,275	14,218
Deferred income taxes	(997)	1,122
Net change in working capital accounts	(18,188)	(28,638)
Net change in other assets and long term liabilities	15,663	4,313

Net cash provided by operating activities	$61,294	$27,736

Accounts receivable increased $33.5 million to $144.4 million at April 1, 2012 from $110.9 million at October 2, 2011. The increase in accounts receivable was primarily due to higher sales, including incremental sales by Microsemi – CMPG.

Inventories increased $15.5 million to $156.3 million at April 1, 2012 from $140.8 million at October 2, 2011. The increase was due primarily to inventory balances at operations we acquired in the current fiscal year.

Other current assets increased $10.5 million to $26.6 million at April 1, 2012 from $16.1 million at October 2, 2011. The increase was due primarily to amounts from Microsemi – CMPG.

Current liabilities increased $12.6 million to $166.3 million at April 1, 2012 from $153.7 million at October 2, 2011. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and an increase in current maturities of long term debt from our term loan balances.

Net cash used in investing activities was $606.9 million for 2012 YTD and $393.1 million for 2011 YTD. Net cash used in investing activities in 2012 YTD consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Microsemi – CMPG and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $26.7 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward and $0.3 million in insurance proceeds. In 2011 YTD, net cash used in investing activities primarily consisted of $381.0 million, net of cash acquired for the acquisition of Actel, and $12.2 million in purchases of property and equipment. In the third fiscal quarter of 2012, we expect to incur approximately $15.0 million in capital expenditures to support the consolidation of facilities in Northern and Southern California.

Net cash provided by financing activities was $400.3 million for 2012 YTD and $382.7 million for 2011 YTD. Net cash provided by financing activities in 2012 YTD primarily consisted of net borrowings of $435.8 million under our credit agreement and $6.3 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs. In 2011 YTD, net cash provided by financing activities primarily consisted of net borrowings of $374.1 million under our credit agreement and $22.8 million related to proceeds from equity awards, offset by $14.2 million in credit facility issuance costs.

In connection with the acquisition of Zarlink, during the quarter ended January 1, 2012, we entered into Amendment No. 2 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein, as amended by Amendment No. 1 to the Credit Agreement, dated as of March 2, 2011 (as amended, the “Second Amended and Restated Credit Agreement”). We accounted for the second amendment as a debt extinguishment and recorded $34.0 million in debt extinguishment costs in other income (expense) in accordance with ASC 470-50. Pursuant to the Second Amended and Restated Credit Agreement, MSSF has provided $850.0 million senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $800.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million. Microsemi paid upfront fees or original issue discount equal to 2.00% of the term loan facility and an amendment fee on the revolving facility of 0.25%.

During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement (as amended, the “Third Amended and Restated Credit Agreement”). We paid $9.1 million in amendment costs, consisting of a 1% repricing premium and underwriting fees and expenses. In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs and deferred the remaining $7.9 million, which we will amortize over the six year remaining life of the term loan to interest expense. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided an $860.0 million senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of April 1, 2012.

As of April 1, 2012, we had $808.0 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. As of October 2, 2011, we had $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2017 and requires minimum principal payments of $2.0 million per quarter or $8.1 million per year.

Pursuant to the Third Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $212.0 million, of which $12.0 million was utilized upon the execution of the Third Amended and Restated Credit Agreement.

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

The Third Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of April 1, 2012.

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

We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. A portion of our defense sales are to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.0% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.25%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of April 1, 2012. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $8.0 million annually.

In connection with our credit agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.1 million and a long-term liability of $2.5 million as of April 1, 2012 and a $2.8 million long-term liability as of October 2, 2011. We reflected the change in fair value of the swaps through other income (expense), net. For the quarters ended April 1, 2012 and April 3, 2011, we recorded income (expense) of $(0.1) million and $0.2 million, respectively. For the six months ended April 1, 2012 and April 3, 2011, we recorded income (expense) of $0.2 million and $(0.5) million, respectively.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2012.

(b)	Changes in internal control over financial reporting.

During the second quarter of fiscal year 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. The discovery process recently commenced and we do not expect trial to begin for at least one year. In the event of an unfavorable outcome, we believe amounts accrued are adequate and do not believe the resolution of this matter will have a material impact on our financial position or results of operations.

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

In the first quarter of fiscal year 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. We believe that current production capabilities at these other facilities can compensate in the near future for the loss of production of the flooded facilities in Thailand and that we have recovered from this event as of the end of the second fiscal quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could continue to affect our revenue, consolidated financial position, results of operations and cash flows.

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

Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks that are associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facility only permits borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	financial and restrictive covenants may adversely affect our ability to implement business plans, react to changes in economic conditions or benefit from changes in tax regulations;

•	debt service payments will continue to have a negative impact on our cash flows; and

•	prepayment terms that may discourage us from refinancing our Third Amended and Restated Credit Agreement or reduce the benefit of lower interest rates.

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

Microsemi’s aggregate net sales to the Defense & Security end market represented approximately 29% of total net sales in 2012. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial & Medical end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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

The market price of our stock has fluctuated widely. Between April 1, 2012 and October 3, 2010, the market sale price of our common stock ranged between a low of $14.49 and a high of $24.96. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	MINE SAFETY DISCLOSURES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description
2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

10.1	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 6, 2012)

10.2	Amendment No. 3 to Credit Agreement, dated as of February 17, 2012, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012)

10.3	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: May 8, 2012	By:	/S/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

10.1	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 6, 2012)

10.2	Amendment No. 3 to Credit Agreement, dated as of February 17, 2012, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012)

10.3	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated [February 8], 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Income Statements; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.