Form 10-Q
period 2012-07-01
MICROSEMI CORP
filed 2012-08-06
CIK 310568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2012

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

The number of shares of the issuer’s Common Stock, $0.20 par value, outstanding on July 23, 2012 was 88,956,732.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effect of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier’s inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations, including, without limitation, the effects of and status of our recovery from the recent flooding in Thailand;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated statement of operations and comprehensive income for the quarter and nine months ended July 1, 2012 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statement of cash flows for the nine months ended July 1, 2012, and the comparative unaudited condensed consolidated financial information for the corresponding period of the prior year, together with the unaudited balance sheet as of July 1, 2012 and October 2, 2011, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

(amounts in thousands, except per share data)

	July 1, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$167,053	$266,631
Accounts receivable, net of allowance for doubtful accounts of $1,963 and $2,149 at July 1, 2012 and October 2, 2011, respectively	153,709	110,908
Inventories	155,548	140,827
Deferred income taxes	43,424	43,424
Other current assets	21,559	16,100

Total current assets	541,293	577,890

Property and equipment, net	117,285	89,922
Goodwill	815,803	491,079
Other intangible assets, net	427,366	281,689
Other assets	36,945	29,893

TOTAL ASSETS	$1,938,692	$1,470,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,125	$48,561
Accrued liabilities	96,968	101,078
Current maturity of long-term liabilities	9,035	4,050

Total current liabilities	180,128	153,689

Credit facility	797,875	357,384
Deferred income taxes	31,805	34,285
Other long term liabilities	43,527	33,008

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; authorized 250,000; issued and outstanding 88,939 and 86,806 at July 1, 2012 and October 2, 2011, respectively	17,788	17,361
Capital in excess of par value of common stock	647,139	612,517
Retained earnings	220,175	261,443
Accumulated other comprehensive income	255	786

Total stockholders’ equity	885,357	892,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,938,692	$1,470,473

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income

(amounts in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$259,195	$216,722	$749,421	$608,563
Cost of sales	114,602	93,091	347,224	297,267

Gross profit	144,593	123,631	402,197	311,296

Operating expenses:
Selling, general and administrative	51,535	48,396	158,222	138,302
Research and development	43,950	29,559	125,739	81,712
Amortization of intangible assets	26,049	16,766	77,383	44,783
Restructuring and severance charges	1,739	651	9,083	20,271

Total operating expenses	123,273	95,372	370,427	285,068

Operating income	21,320	28,259	31,770	26,228

Other income (expense), net:
Interest expense, net	(8,918)	(4,187)	(30,951)	(12,083)
Other income (expense), net	(115)	4,720	(33,554)	(14,232)

Total other income (expense), net	(9,033)	533	(64,505)	(26,315)

Income (loss) before income taxes	12,287	28,792	(32,735)	(87)
Provision (benefit) for income taxes	4,161	(3,986)	8,533	(12,441)

NET INCOME (LOSS)	$8,126	$32,778	$(41,268)	$12,354

Earnings (loss) per share:
Basic	$0.09	$0.39	$(0.48)	$0.15

Diluted	$0.09	$0.38	$(0.48)	$0.15

Common and common equivalent shares outstanding:
Basic	86,000	84,263	85,652	82,317

Diluted	87,941	86,208	85,652	84,297

NET INCOME (LOSS)	$8,126	$32,778	$(41,268)	$12,354
Translation adjustment, net of tax	(416)	228	(531)	713

COMPREHENSIVE INCOME (LOSS)	$7,710	$33,006	$(41,799)	$13,067

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Cash Flows

(amounts in thousands)

	Nine Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income (loss)	$(41,268)	$12,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,495	67,186
Amortization of deferred financing cost	1,872	—
Provision for doubtful accounts	(186)	219
Settlement of foreign currency forward	(3,701)	—
Loss (gain) on disposition or impairment of assets	1,845	(113)
Deferred income taxes	(9,145)	(5,132)
Charge for stock based compensation	27,026	21,165
Credit facility issuance and refinancing costs	32,275	14,218
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(24,635)	20,782
Inventories	16,423	9,283
Other current assets	30,196	(10,720)
Other assets	7,643	10,162
Accounts payable and accrued liabilities	(43,846)	(40,686)
Other long-term liabilities	19,997	(11,706)

Net cash provided by operating activities	115,991	87,012

Cash flows from investing activities:
Purchases of property and equipment	(39,750)	(19,367)
Proceeds from the disposition of assets	325	2,157
Proceeds from the sale of investment	4,352	—
Settlement of foreign currency forward	3,701	—
Payments for acquisitions, net of cash acquired	(584,218)	(411,038)

Net cash used in investing activities	(615,590)	(428,248)

Cash flows from financing activities:
Repayments of credit facility	(55,625)	(51,876)
Credit facility issuance costs and refinancing costs	(41,790)	(14,218)
Proceeds from credit facility	959,708	425,000
Extinguishment of debt	(470,296)	—
Net proceeds from stock awards	8,024	28,626

Net cash provided by financing activities	400,021	387,532

Net increase (decrease) in cash and cash equivalents	(99,578)	46,296
Cash and cash equivalents at beginning of period	266,631	199,950

Cash and cash equivalents at end of period	$167,053	$246,246

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

The condensed consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and first nine months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes must be read in its entirety and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.

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

Fair Value of Financial Assets and Liabilities

Accounting Standards Codification (“ASC”) 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 13, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. Following the extinguishment of the term loan in conjunction with our acquisition of Zarlink Semiconductor, Inc., we did not elect the fair value option and are reporting new term loan balances subsequent to October 2, 2011 at par.

Measurement Period for the Acquisition of Actel Corporation

During the first quarter of 2012, we closed the measurement period for the acquisition of Actel Corporation that occurred in the prior year first quarter. We completed our evaluation of income tax-related information regarding facts and circumstances that existed as of the acquisition date. In accordance with ASC 805-10, we retrospectively adjusted the preliminary amounts previously reported and are now reporting the final amounts. In the balance sheet as of October 2, 2011, we have reflected a retrospective adjustment of $1.3 million that increased non-current deferred tax assets and retained earnings. While the retrospective adjustment will have the effect of reducing income tax expense for 2011 by $1.3 million, due to the timing of the application of this retrospective adjustment, income tax benefit for the quarter ended July 3, 2011 increased by $2.2 million compared to the previously reported amount.

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

We preliminarily allocated the total estimated consideration to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventories	28,403
Other current assets	37,585
Property and equipment	7,648
Other assets	41,139
Identifiable intangible assets	210,100
Goodwill	295,925
Current liabilities	(58,379)
Deferred tax liabilities	(35,963)
Other non-current liabilities	(4,265)

Total estimated consideration	$623,670

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

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

We preliminarily allocated the total estimated consideration to the acquired business’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Inventories	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)

Total estimated consideration	$44,045

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1

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

The valuation of completed technology and trade names for the acquisitions noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity’s revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.

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

Generally, the allocation of purchase prices results in an allocation to goodwill. Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill related to the Zarlink acquisition is not deductible while goodwill related to the acquisition of the Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc. is deductible.

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

The purchase price allocations described above are preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. We incurred and expensed $6.8 million in acquisition costs related to the above noted acquisitions.

Supplemental pro forma data

The following supplemental pro forma data summarizes the results of operations for the nine months ended July 1, 2012 and July 3, 2011, as if the acquisitions we completed in 2012 and 2011 were completed as of the first day of 2011. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for the nine months ended July 1, 2012 were adjusted to exclude $9.2 million in cost of goods sold from manufacturing profit in acquired inventory, $6.8 million in acquisition costs and $34.0 million in credit facility refinancing costs associated with the Zarlink financing and supplemental pro forma earnings for the quarter ended July 3, 2011 were adjusted to include these items. Supplemental pro forma data does not adjust the timing of the refinancing completed in the quarter ended July 1, 2012. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Nine Months Ended
	July 1, 2012	July 3, 2011
Net sales	$756,255	$815,563
Net loss	$(11,777)	$(54,804)
Net loss per basic and diluted share	$(0.14)	$(0.66)

3. INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	July 1, 2012	October 2, 2011
Raw materials	$40,639	$40,454
Work in process	75,912	65,190
Finished goods	38,997	35,183

	$155,548	$140,827

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	July 1, 2012	October 2, 2011
Non-amortizing intangible assets
Goodwill	$815,803	$491,079

Amortizable intangible assets, net
Completed technology	$201,164	$177,828
Customer relationships	216,916	95,296
Backlog	5,363	4,658
Trade names and other	3,923	3,907

	$427,366	$281,689

The following table summarizes our estimated future amortization expense by period (amounts in thousands):

	Less than 1 year	1-2 years	2-3 years	3-4 years	Thereafter
Amortization expense	$89,764	$81,346	$74,718	$69,923	$111,615

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (amounts in thousands):

	July 1, 2012	October 2, 2011
Payroll, bonus, accrued time off and other employee benefits	$44,593	$41,264
Fair value of foreign currency forward	—	11,675
Restructuring and severance	9,747	9,562
Licenses	5,064	9,636
Outside services	12,269	7,815
Interest	1,871	4,037
Warranties	2,605	2,945
Commissions	2,815	2,692
Other	18,004	11,452

	$96,968	$101,078

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

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.4 million and $1.5 million at July 1, 2012 and October 2, 2011, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. The discovery process recently commenced and we do not expect trial to begin for at least one year. In the event of an unfavorable outcome, we believe amounts accrued are adequate and do not believe the resolution of this matter will have a material impact on our financial position or results of operations.

We are also involved in other pending litigation matters arising out of the normal conduct of our business. The aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not currently reasonably estimable. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact on us from these litigation matters could differ materially from those projected.

7. EARNINGS PER SHARE

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods.

	Quarter Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
BASIC
Net income (loss)	$8,126	$32,778	$(41,268)	$12,354

Weighted-average common shares outstanding for basic	86,000	84,263	85,652	82,317

Basic earnings (loss) per share	$0.09	$0.39	$(0.48)	$0.15

DILUTED
Net income (loss)	$8,126	$32,778	$(41,268)	$12,354

Weighted-average common shares outstanding for basic	86,000	84,263	85,652	82,317
Dilutive effect of stock awards	1,941	1,945	—	1,980

Weighted-average common shares outstanding on a diluted basis	87,941	86,208	85,652	84,297

Diluted earnings (loss) per share	$0.09	$0.38	$(0.48)	$0.15

For the quarter ended July 1, 2012, 5.2 million stock awards were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter and nine months ended July 3, 2011, 4.6 million stock awards were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

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

Awards granted or assumed, weighted-average exercise price, weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows:

Nine Months Ended	# of Awards	Per Award		Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
		Exercise Price	Fair Value
July 1, 2012
Restricted shares	1,559,961		$19.31
Performance stock units	350,000		$17.77
July 3, 2011
Restricted stock awards and units	1,774,313		$20.95
Stock options and share appreciation rights	3,024,480	$13.92	$7.12	0.2%	0.0%	1.1	41.9%

In connection with the acquisition of Actel Corporation in 2011, we assumed Actel stock options, stock appreciation rights and restricted stock units and converted them to Microsemi awards in accordance with the merger agreement. For the quarter and nine months ended July 1, 2012, equity-based compensation expense decreased operating income by $9.4 million and $27.0 million, respectively. For the quarter and nine months ended July 3, 2011, equity-based compensation expense decreased operating income by $6.8 million and $21.2 million, respectively.

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

10. SEGMENT INFORMATION

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Defense & Security, Aerospace, Communications and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.

Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
United States	$122,167	$138,995	$362,647	$385,298
Europe	79,935	35,200	215,015	98,305
Asia	57,093	42,527	171,759	124,960

Total	$259,195	$216,722	$749,421	$608,563

Communications	$79,187	$35,495	$231,542	$105,649
Defense & Security	72,555	76,642	213,136	219,521
Aerospace	55,555	55,467	157,557	154,071
Industrial	51,898	49,118	147,186	129,322

Total	$259,195	$216,722	$749,421	$608,563

Tangible long lived assets by geographic area are as follows (amounts in thousands):

	July 1, 2012	October 2, 2011
United States	$94,088	$69,647
Europe	13,775	12,632
Asia	7,854	7,643
Other	1,568	—

Total	$117,285	$89,922

11. INCOME TAXES

For the quarter and nine months ended July 1, 2012, we recorded an income tax provision of $4.2 million and $8.5 million, respectively. For the quarter and nine months ended July 3, 2011, we recorded an income tax benefit of $4.0 million and $12.4 million, respectively. The difference in our effective rate from the U.S. statutory rate of 35 percent primarily reflects state income taxes, tax credits, changes in the ratio of domestic and international pre-tax income and valuation allowances on both U.S. and foreign deferred tax assets. The effective tax provision for all periods was the combined calculated tax expenses/benefits for various jurisdictions.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions, and our federal income tax returns for fiscal years 2007 through 2009 are currently under examination. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on anticipated settlements and federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $9.6 million within the next twelve months.

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. However, the outcome of a tax examination cannot be predicted with certainty. If any issues addressed in an examination are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs and any significant proposed adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

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

	Employee Severance	Other Associated Costs	Total
Balance at October 2, 2011	$355	$7,328	$7,683
Cash expenditures	(238)	(1,123)	(1,361)

Balance at July 1, 2012	$117	$6,205	$6,322

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.3 million during the nine months ended July 1, 2012 and also assumed a fair value of $9.8 million in pre-acquisition liabilities recorded by Microsemi – CMPG. Severance covered approximately 300 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. During the quarter ended July 1, 2012, we executed an agreement with a landlord that released us from a lease commitment and as a result, we reversed $1.3 million in provision for contract termination costs. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2011	$2,382	$342	—	$2,724
Assumed from acquisition	8,215	1,582	—	9,797
Provisions	8,666	561	1,518	10,745
Reversal of prior provision	(402)	(1,260)	—	(1,662)
Cash expenditures	(16,003)	(470)	(1,518)	(17,991)
Other non-cash settlement	(25)	(98)	—	(123)

Balance at July 1, 2012	$2,833	$657	—	$3,490

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

During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement (as amended, the “Third Amended and Restated Credit Agreement”). We paid $9.1 million in amendment costs, consisting of a 1% repricing premium and underwriting fees and expenses. In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs and deferred the remaining $7.9 million, which we will amortize over the six year remaining life of the term loan to interest expense. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided $860.0 million in senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of July 1, 2012.

As of July 1, 2012, we had $806.0 million borrowed under the term loan facility and no borrowings under the revolving facility. As of October 2, 2011, we had $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2018 and requires minimum principal payments of $2.0 million per quarter or $8.1 million per year.

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

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of July 1, 2012.

Interest Rate Swap Agreements

In connection with the original Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $2.2 million as of July 1, 2012 and a long-term liability of $2.8 million as of October 2, 2011. We reflected the change in fair value of the swaps through other income (expense), net. For the quarters ended July 1, 2012 and July 3, 2011, we recorded income (expense) of $0.2 million and $(1.5) million, respectively. For the nine months ended July 1, 2012 and July 3, 2011, we recorded income (expense) of $0.5 million and $(2.1) million, respectively.

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

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Defense & Security, Aerospace, Communications and Industrial.

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

Recent industry leading innovations include:

•	Ultra secure TRRUST-Stor™ solid state drive with a unique, ruggedized SATA connector designed to solve severe shock and vibration issues prevalent in defense and industrial applications;

•

Meeting stringent military operating temperatures for SmartFusion® customizable system-on-chip (cSoC) devices, ideal for applications including avionics systems and missiles, as well as unmanned and weaponry systems which must continuously and reliably operate in harsh ground and atmospheric environments;

•

A family of radiation-hardened, surface mount technology packaged 28 volt input, 50 watt output DC-DC converters which provide military and commercial satellites with continuous protection against naturally occurring “total dose” ionized radiation;

•	A suite of system and power management design tools for high availability wired and wireless communications infrastructure equipment;

•

A new 30 watt dimmable light emitting diode (“LED”) driver module optimized for worldwide residential, commercial and industrial light fixtures which closely emulates the “lights-on” performance of a typical incandescent lamp;

•

New generation 1200 volt non-punch through insulated gate bipolar transistors (“IGBTs”) that leverage the Company’s leading-edge Power MOS 8™ technology and offer a dramatic reduction of 20 percent or more in total switching and conduction losses as compared to competitive solutions;

•

The DRF1400 power metal-oxide-semiconductor field-effect-transistor (“MOSFET”), which is well-suited for use in RF generators for a wide range of industrial, scientific and medical applications including plasma generation for semiconductors, LCD and solar cell manufacturing, and carbon dioxide lasers operating up to 30 megahertz;

•

Meeting extreme operating temperatures for FPGAs and SmartFusion® cSoC solutions, ideal for down-hole drilling products, space systems, avionics equipment and other applications requiring high performance and the utmost reliability in extreme low and high temperature environments;

•	New advanced motor control algorithms optimized for SmartFusion® cSoC, allowing design engineers to realize highly reliable multi-motor control in a single IC and reducing system cost and power.

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

The following table reflects quarterly net sales for the prior five quarters (amounts in thousands):

Quarter Ended
July 1, 2012	April 1, 2012	January 1. 2012	October 2, 2011	July 3, 2011
$259,195	$249,306	$240,920	$227,291	$216,722

Net sales increased $42.5 million or 20% between the quarters ended July 1, 2012 (“Q3 2012”) and July 3, 2011 (“Q3 2011”) to $259.2 million for Q3 2012 from $216.7 million for Q3 2011 and increased $140.8 million or 23% between the nine months ended July 1, 2012 (“2012 YTD”) and July 3, 2011 (“2011 YTD”) to $749.4 million for 2012 YTD from $608.6 million for 2011 YTD. For 2012 YTD, we estimate that approximately 15% to 20% of net sales were derived from acquisitions concluded during the current fiscal year. On July 26, 2012 we announced that we expect that our consolidated net sales for the fourth quarter of fiscal year 2012 will increase to between $262.0 million and $268.0 million.

Gross profit increased $21.0 million to $144.6 million (56% of net sales) for Q3 2012 from $123.6 million (57% of net sales) for Q3 2011 and increased $90.9 million to $402.2 million (54% of net sales) in 2012 YTD from $311.3 million (51% of net sales) in 2011 YTD. The increases in gross profit were primarily a result of contributions from the acquisition of Zarlink Semiconductor, Inc., which we completed in October 2011. We sometimes refer to this division herein as “Microsemi – CMPG.” We also completed the acquisition of the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. in January 2012 and have integrated this business into Microsemi – CMPG. We expect that Microsemi –

CMPG’s timing, synchronization and voice products, which complement our existing communications products, will continue to significantly add to our consolidated net sales in 2012. In 2012 YTD, gross profit was adversely affected by $3.2 million from an inventory write-off related to Thailand flooding, net of insurance recoveries. In 2011 YTD, gross profit was adversely affected by approximately $16.6 million in inventory charges and $5.6 million in remediation and fixed asset impairments related to the closure of a facility in Scottsdale, Arizona.

Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.”) In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans that moved production to other facilities outside the affected area. We believe that current production capabilities at these other facilities can compensate in the near future for the loss of production in the flooded facilities in Thailand and that we have recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could continue to affect our revenue, consolidated financial position, results of operations and cash flows.

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

MARKETING

Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•

Communications – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, phase-locked loop, clock synthesis and distribution devices, Synchronous Ethernet (“SyncE”), packet timing devices, voice circuits, FPGAs, multiple-in multiple-out (“MIMO”), LED, cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, monitors, and storage devices.

•

Defense & Security – Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors, as well as modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers, subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

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

•

Industrial – Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators, as well as PIN diode switches, dual diode modules, switched-most power supplies (“SMPS”) and RF gradient amplifiers for use in MRI systems.

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

We preliminarily allocated the total estimated consideration to Zarlink’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventories	28,403
Other current assets	37,585
Property and equipment	7,648
Other assets	41,139
Identifiable intangible assets	210,100
Goodwill	295,925
Current liabilities	(58,379)
Deferred tax liabilities	(35,963)
Other non-current liabilities	(4,265)

Total estimated consideration	$623,670

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2

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

We preliminarily allocated the total estimated consideration to the acquired business’ tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The preliminary estimated consideration is allocated as follows (in thousands):

Inventories	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)

Total estimated consideration	$44,045

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1

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

The valuation of completed technology and trade names for the acquisitions noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity’s revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.

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

Generally, the allocation of purchase prices results in an allocation to goodwill. Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill related to the Zarlink acquisition is not deductible while goodwill related to the acquisition of the Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc. is deductible. The factors that contributed to a purchase price resulting in the recognition of goodwill include:

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

The purchase price allocations described above are preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog. We incurred and expensed $6.8 million in acquisition costs related to the above noted acquisitions.

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

	Employee Severance	Other Associated Costs	Total
Balance at October 2, 2011	$355	$7,328	$7,683
Cash expenditures	(238)	(1,123)	(1,361)

Balance at July 1, 2012	$117	$6,205	$6,322

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi – CMPG, for severance and retention payments totaling $7.3 million during the nine months ended July 1, 2012 and also assumed a fair value of $9.8 million in pre-acquisition liabilities recorded by Microsemi – CMPG. Severance covered approximately 300 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. During the quarter ended July 1, 2012, we executed an agreement with a landlord that released us from a lease commitment and as a result, we reversed $1.3 million in provision for contract termination costs. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2011	$2,382	$342	—	$2,724
Assumed from acquisition	8,215	1,582	—	9,797
Provisions	8,666	561	1,518	10,745
Reversal of prior provision	(402)	(1,260)	—	(1,662)
Cash expenditures	(16,003)	(470)	(1,518)	(17,991)
Other non-cash settlement	(25)	(98)	—	(123)

Balance at July 1, 2012	$2,833	$657	—	$3,490

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JULY 1, 2012 COMPARED TO THE QUARTER AND NINE MONTHS ENDED JULY 3, 2011

Net sales increased $42.5 million or 20% between Q3 2012 and Q3 2011 to $259.2 million for Q3 2012 from $216.7 million for Q3 2011 and increased $140.8 million or 23% between the nine months ended July 1, 2012 (“2012 YTD”) and July 3, 2011 (“2011 YTD”) to $749.4 million for 2012 YTD from $608.6 million for 2011 YTD. For 2012 YTD, we estimate that approximately 15% to 20% of net sales were derived from acquisitions concluded during the current fiscal year.

Net sales by end market are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Communications	$79,187	$35,495	$231,542	$105,649
Defense & Security	72,555	76,642	213,136	219,521
Aerospace	55,555	55,467	157,557	154,071
Industrial	51,898	49,118	147,186	129,322

Total	$259,195	$216,722	$749,421	$608,563

Net sales in the Communications end market increased $43.7 million to $79.2 million in Q3 2012 from $35.5 million in Q3 2011 and increased $125.9 million to $231.5 million in 2012 YTD from $105.6 million in 2011 YTD, primarily due to the contributions of voice circuit and timing and synchronization products of Microsemi – CMPG. While we experienced an expected seasonal slowdown in PoE sales in the second quarter of 2012, PoE sales rebounded in Q3 2012. We have also experienced growth in our power management and conversion solutions. While this is our most economically sensitive end market, we note that optical transport network, carrier ethernet switch, IP edge router and wireless backhaul markets are all forecasted to grow. As such, we expect that net sales in this end market will grow for the upcoming quarter.

Net sales in the Defense & Security end market decreased $4.0 million to $72.6 million in Q3 2012 from $76.6 million in Q3 2011 and decreased $6.4 million to $213.1 million in 2012 YTD from $219.5 million in 2011 YTD. Sales were adversely impacted by the lack of a 2012 federal budget through the first quarter of 2012 and uncertainty surrounding the defense budget has been reflected in cautious procurement plans of our customers. A new budget is in place that we believe emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. This is reflected in sequential growth in net sales in Q3 2012 compared to the second and first quarters of 2012. We also believe that international defense sales will increase, enabled in part by our security product offerings, and that Microsemi’s dollar content in defense programs will increase as our products move up the value chain. While we believe budget uncertainty will affect this end market, we believe our increasing dollar content and market share will result in net sales growth in this end market for the upcoming quarter.

Net sales in the Aerospace end market increased $0.1 million to $55.6 million in Q3 2012 from $55.5 million in Q3 2011 and increased $3.5 million to $157.6 million in 2012 YTD from $154.1 million in 2011 YTD. The increases in net sales were due primarily to an increase in demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. This growth was offset by a slowdown in satellite billings in the early quarters of 2012 YTD. We have experienced increases in recent satellite order activity and project continued growth for our commercial air products. As such, we believe that net sales in this end market will grow for the upcoming quarter.

Net sales in the Industrial end market increased $2.8 million to $51.9 million in Q3 2012 from $49.1 million in Q3 2011 and increased $17.9 million to $147.2 million in 2012 YTD from $129.3 million in 2011 YTD, primarily due to the contributions of medical products of Microsemi – CMPG. While net sales between Q3 2012 and Q3 2011 were tempered by declines in solar products, medical products have contributed to stable growth and we have noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We also note steady contributions from our products for industrial printing, rail transport and precision GPS products for surveying. As our products in this end market have diversified and lessened our reliance on solar and semiconductor capital equipment applications, we expect that net sales in this end market will grow for the upcoming quarter.

Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
United States	$122,167	$138,995	$362,647	$385,298
Europe	79,935	35,200	215,015	98,305
Asia	57,093	42,527	171,759	124,960

Total	$259,195	$216,722	$749,421	$608,563

Gross profit increased $21.0 million to $144.6 million (56% of net sales) for Q3 2012 from $123.6 million (57% of net sales) for Q3 2011 and increased $90.9 million to $402.2 million (54% of net sales) in 2012 YTD from $311.3 million (51% of net sales) in 2011 YTD. The increases in gross profit were primarily a result of contributions from the acquisition of Microsemi – CMPG. In 2012 YTD, gross profit was adversely affected by $3.2 million from an inventory write-off related to flooding in Thailand, net of insurance recoveries. In 2011 YTD, gross profit was adversely affected by approximately $16.6 million in inventory charges and $5.6 million in remediation and fixed asset impairments related to the closure of a facility in Scottsdale, Arizona.

Selling, general and administrative expense was $51.5 million for Q3 2012 compared to $48.4 million for Q3 2011 and $158.2 million for 2012 YTD compared to $138.3 million for 2011 YTD. While selling, general and administrative expenses in 2012 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions. We also recorded acquisition related costs of $0.2 million and $6.8 million in Q3 2012 and 2012 YTD, respectively, and $2.3 million and $8.6 million in Q3 2011 and 2011 YTD, respectively. In connection with the relocation of one of our facilities, we received cash consideration of $4.0 million during Q3 2012 when we vacated our former location. For Q3 2012 and 2012 YTD, we have recorded the $4.0 million and $15.0 million, respectively, of consideration received in selling, general and administrative costs as an offset to incremental costs incurred for the relocation.

Research and development expense was $44.0 million for Q3 2012 compared to $29.6 million for Q3 2011 and $125.7 million for 2012 YTD compared to $81.7 million for 2011 YTD. The increase was primarily related to our most recent acquisitions.

Amortization of intangible assets was $26.0 million for Q3 2012 compared to $16.8 million for Q3 2011 and $77.4 million for 2012 YTD compared to $44.8 million for 2011 YTD. These amounts include amortization related to acquired completed technology of $9.8 million for Q3 2012, $7.9 million for Q3 2011, $30.5 million for 2012 YTD and $21.4 million for 2011 YTD. The increases reflect additional amortization expense related to recently completed acquisitions.

Restructuring and severance was $1.7 million for Q3 2012 compared to $0.7 million for Q3 2011 and $9.1 million for 2012 YTD compared to $20.3 million for 2011 YTD. The variances relate to the timing and announcement of restructuring activities. Of the $9.1 million recorded in 2012 YTD, $4.5 million related directly to Microsemi – CMPG, which we acquired in the first quarter of 2012, and $1.4 million in relocation costs for the consolidation of several facilities in Northern California, with the remaining balance related to cost reduction initiatives at other operations. The amount recorded in 2011 YTD included $8.1 million related to Scottsdale lease termination costs and $3.8 million in retention payments agreed to in the Actel acquisition agreement. In addition to these amounts, restructuring expense in 2011 YTD included $14.0 million in severance charges, primarily from Microsemi – SoC, which we acquired in first quarter of 2011.

Interest expense, net was $9.0 million for Q3 2012 compared to $4.2 million for Q3 2011 and $31.0 million for 2012 YTD compared to $12.1 million for 2011 YTD. The increases were due to an increase in term loan balances of approximately $806.0 million at the end of Q3 2012 compared to $373.1 million at the end of Q3 2011.

Other expense, net, was $33.6 million in 2012 YTD. We elected the fair value option in accounting for the term loan balance outstanding under our credit agreement through October 2, 2011 and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with our credit agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million in first quarter of 2012 related to these adjustments. During the first quarter of 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). During the second quarter of 2012, we further amended our credit facility and accounted for this amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs related to the debt extinguishment. Subsequent to the amendment in the first quarter of 2012, we did not elect the fair value option on our outstanding term loan balances.

For Q3 2012 and 2012 YTD, we recorded an income tax provision of $4.2 million and $8.5 million, respectively. For Q3 2011 and 2011 YTD, we recorded an income tax benefit of $4.0 million and $12.4 million, respectively. The difference in our effective rate from the U.S. statutory rate of 35 percent primarily reflects state income taxes, tax credits, changes in the ratio of domestic and international pre-tax income and valuation allowances on both U.S. and foreign deferred tax assets. Additionally, during 2012 YTD we recognized a benefit from the effect of statutory tax rate changes in Israel enacted in the first quarter. Further, during 2011 YTD and the first quarter of 2012, we recognized non-recurring tax benefits from the valuation allowance release related to our acquisitions.

CAPITAL RESOURCES AND LIQUIDITY

We had $167.1 million and $266.6 million in cash and cash equivalents at July 1, 2012 and October 2, 2011, respectively. During 2012 YTD and 2011 YTD, we financed our operations with cash generated from operations.

Net cash provided by operating activities was $116.0 million for 2012 YTD and $87.0 million for 2011 YTD. During 2012 YTD, operating cash flow was reduced by payments of $16.5 million in bonus and profit sharing, $8.7 million in transaction related costs and $16.4 million in restructuring and severance payments related primarily to Microsemi – CMPG. During 2011 YTD, operating cash reduced by $26.1 million related to credits issued to Microsemi – SoC distributors that facilitated the alignment of Actel’s revenue recognition to a sell-in methodology, payments of $17.2 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi – SoC’s at the time of acquisition) and $8.9 million in severance and retention bonuses for Microsemi – SoC.

A summary of net cash provided by operating activities for 2012 YTD and 2011 YTD are as follows (amounts in thousands):

	2012 YTD	2011 YTD
Net loss	$(41,268)	$12,354
Depreciation and amortization	101,495	67,186
Amortization of deferred financing cost	1,872	—
Provision for doubtful accounts	(186)	219

	2012 YTD	2011 YTD
Settlement of foreign currency forward	(3,701)	—
(Gain) loss on sales of assets	1,845	(113)
Stock-based compensation	27,026	21,165
Effect of fair value option on credit facility issuance and refinancing costs	32,275	14,218
Deferred income taxes	(9,145)	(5,132)
Net change in working capital accounts	(21,862)	(21,341)
Net change in other assets and long term liabilities	27,640	(1,544)

Net cash provided by operating activities	$115,991	$87,012

Accounts receivable increased $42.8 million to $153.7 million at July 1, 2012 from $110.9 million at October 2, 2011. The increase in accounts receivable was primarily due to higher sales, including incremental sales by Microsemi – CMPG.

Inventories increased $14.7 million to $155.5 million at July 1, 2012 from $140.8 million at October 2, 2011. The increase was due primarily to inventory balances at operations we acquired in the current fiscal year.

Other current assets increased $5.5 million to $21.6 million at July 1, 2012 from $16.1 million at October 2, 2011. The increase was due primarily to assets acquired from Microsemi – CMPG.

Current liabilities increased $26.4 million to $180.1 million at July 1, 2012 from $153.7 million at October 2, 2011. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and an increase in current maturities of long term debt from our term loan balances.

Net cash used in investing activities was $615.6 million for 2012 YTD and $428.2 million for 2011 YTD. Net cash used in investing activities in 2012 YTD consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Zarlink and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $39.8 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward, $0.3 million in insurance proceeds related to the Thailand flooding and $4.4 million for the sale of investment proceeds. In 2011 YTD, net cash used in investing activities primarily consisted of $381.0 million, $28.0 million, and $2.0 million net of cash acquired for the acquisitions of Actel, AML and Brijot, respectively, and $19.4 million in purchases of property and equipment.

Net cash provided by financing activities was $400.0 million for 2012 YTD and $387.5 million for 2011 YTD. Net cash provided by financing activities in 2012 YTD primarily consisted of net borrowings of $433.8 million under our credit agreement and $8.0 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs. In 2011 YTD, net cash provided by financing activities primarily consisted of net borrowings of $373.1 million under our credit agreement and $28.6 million related to proceeds from equity awards, offset by $14.2 million in credit facility issuance costs.

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

During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement (as amended, the “Third Amended and Restated Credit Agreement”). We paid $9.1 million in amendment costs, consisting of a 1% repricing premium and underwriting fees and expenses. In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs and deferred the remaining $7.9 million, which we will amortize over the six year remaining life of the term loan to interest expense. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided $860.0 million senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.0% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of July 1, 2012.

As of July 1, 2012, we had $806.0 million borrowed under the term loan facility and no borrowings under the revolving facility. As of October 2, 2011, we had $372.2 million borrowed under the term loan facility and no direct borrowings and $0.4 million in letters of credit outstanding under the revolving facility. The amended term loan facility matures on February 2, 2018 and requires minimum principal payments of $2.0 million per quarter or $8.1 million per year.

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

The Third Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of July 1, 2012.

In July 2012, subsequent to the close of our third fiscal quarter of 2012, we initiated an optional prepayment on our term loan and reduced the principal outstanding by $30.0 million to $776.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these unaudited consolidated financial statements, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 2, 2011

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

Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi’s consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.0% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of July 1, 2012. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $8.0 million annually.

In connection with the original Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for two years, $121.0 million at 1.83% for three years and $24.0 million at 2.21% for four years. We classified interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $2.2 million as of July 1, 2012 and a long-term liability of $2.8 million as of October 2, 2011. We reflected the change in fair value of the swaps through other income (expense), net. For the quarters ended July 1, 2012 and July 3, 2011, we recorded income (expense) of $0.2 million and $(1.5) million, respectively. For the nine months ended July 1, 2012 and July 3, 2011, we recorded income (expense) of $0.5 million and $(2.1) million, respectively.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2012.

(b)	Changes in internal control over financial reporting.

During the third quarter of fiscal year 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. The discovery process recently commenced and we do not expect trial to begin for at least one year. In the event of an unfavorable outcome, we believe amounts accrued are adequate and do not believe the resolution of this matter will have a material impact on our financial position or results of operations.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. Our application of transfer pricing has been the primary subject of the current examination of our federal income tax returns, there can be no assurance that we will accurately predict the outcomes of these examinations, and the actual outcomes of these examinations could have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could affect our operating results, cash flows and financial condition.

Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.

Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including potential sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contracts. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future.

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

Microsemi’s aggregate net sales to the Defense & Security end market represented approximately 28% of total net sales in 2012. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.

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

Our ability to fulfill our customers’ demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Unfavorable or uncertain conditions in certain retail markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.

Some of the principal markets we serve include consumer markets, such as mobile/connectivity and notebooks, monitors and LCD televisions. If domestic and global economic conditions worsen, overall consumer spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these markets. Reduced sales by our customers in these end markets will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.

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

We depend on third party subcontractors in Asia for wafer fabrication, assembly and packaging of an increasing portion of our products. On a unit basis, we currently utilize third-party subcontractors for approximately 79% of our assembly and packaging requirements and 22% of our wafer fabrication. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Disruption or termination of any of these sources could occur and such disruptions or terminations could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active. In addition, because we rely on third-party subcontractors to perform certain key operational functions, we may be unable to directly control our product delivery schedules and quality assurance. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect us.

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

The market price of our stock has fluctuated widely. Between July 1, 2012 and October 3, 2010, the market sale price of our common stock ranged between a low of $14.49 and a high of $24.96. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inapplicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable

Item 4.	MINE SAFETY DISCLOSURES

Inapplicable

Item 5.	OTHER INFORMATION

Inapplicable

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSEMI CORPORATION

DATED: August 6, 2012	By:	/s/ JOHN W. HOHENER
John W. Hohener
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc. (incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the Registrant’s Schedule 14D-1F as filed with the Commission on September 26, 2011)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011)

3.2	Second Amended and Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2012†

101	The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.