Form 10-K
period 2012-09-30
MICROSEMI CORP
filed 2012-11-21
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number # 000-08866
_______________________________________________
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
None
_______________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 30, 2012 was approximately $1,900,000,000.
The number of outstanding shares of Common Stock on November 2, 2012 was 90,323,928.
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended September 30, 2012.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effect of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations, including, without limitation, the effects of and status of our recovery from the recent flooding in Thailand;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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
Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Communications, Defense & Security, Aerospace and Industrial.
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
We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers' end designs in high-value, high barrier-to-entry markets where power matters, security is non-negotiable, and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.
Recent industry leading innovations include:

•
SmartFusion 2 SoC FPGAs designed to address fundamental requirements for advanced security, high reliability and low power in critical industrial, defense, aviation, communications and medical applications;

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

•
A family of radiation-hardened, surface mount technology packaged 28 volt input, 50 watt output DC-DC converters which provide military and commercial satellites with continuous protection against naturally occurring "total dose" ionized radiation;

•	A suite of system and power management design tools for high availability wired and wireless communications infrastructure equipment;

•
A new 30 watt dimmable light emitting diode (“LED”) driver module optimized for worldwide residential, commercial and industrial light fixtures which closely emulates the "lights-on" performance of a typical incandescent lamp;

•
New generation 1200 volt non-punch through insulated gate bipolar transistors (“IGBTs”) that leverage the Company's leading-edge Power MOS 8™ technology and offer a dramatic reduction of 20 percent or more in total switching and conduction losses as compared to competitive solutions;

•
The DRF1400 power metal-oxide-semiconductor field-effect-transistor (“MOSFET”), which is well-suited for use in RF generators for a wide range of industrial, scientific and medical applications including plasma generation for semiconductors, LCD and solar cell manufacturing, and carbon dioxide lasers operating up to 30 megahertz;

•
Meeting extreme operating temperatures for FPGAs and SmartFusion® cSoC solutions, ideal for down-hole drilling products, space systems, avionics equipment and other applications requiring high performance and the utmost reliability in extreme low and high temperature environments; and

•	New advanced motor control algorithms optimized for SmartFusion® cSoC, allowing design engineers to realize highly reliable multi-motor control in a single IC and reducing system cost and power.
Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and are always available free of charge. Also accessible on our website are our code of ethics, governance guidelines, internal audit charter and charters for the Audit Committee, Compensation Committee, Executive Committee and Governance and Nominating Committee of our Board of Directors. Such website is not intended to constitute any part of this report.
Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS” above, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on September 30, 2012 and October 2, 2011 consisted of fifty-two weeks and the fiscal year ended on October 3, 2010 consisted of fifty-three weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
ACQUISITIONS
We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions.
During 2012, we completed the acquisition of Zarlink Semiconductor Inc. (“Zarlink”), an international semiconductor supplier that designs, manufactures and distributes microelectronic components for the communications and medical industries. We sometimes refer to this division herein as “Microsemi – CMPG.” We acquired Zarlink for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Zarlink's core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world's largest original equipment manufacturers, Zarlink's highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. Zarlink’s timing, synchronization and voice products, which complement our existing communications products, significantly increased our consolidated net sales in 2012. We also acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. The acquired product lines and technology are vital to the effective and efficient delivery of time-sensitive voice, data and multimedia traffic over wireless and wired networks, and will further provide our customers with the critical synchronization components required to harmonize system and network clocks, as well as the synthesis products required to distribute timing clocks throughout each system.
During 2011, we acquired Actel Corporation (“Actel”), a leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. We sometimes refer to this division herein as “Microsemi – SoC.” We also acquired AML Communications, Inc. ("AML"), a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry, Asic Advantage, Inc. (“Asic Advantage”), a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets and substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology.
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
MARKETING
Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•
Communications – Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, FGPAs, multiple-in multiple-out (“MIMO”), LED, cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, notebook computers, monitors, storage devices and televisions.

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
Net sales were $1.0 billion, $835.9 million and $518.3 million in 2012, 2011 and 2010, respectively. Net sales by originating geographic area and end market are disclosed in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, “International operations and sales expose us to material risks and may increase the volatility of our operating results,” which information is incorporated herein by reference.
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
We spent approximately $168.5 million, $114.2 million and $55.4 million in 2012, 2011 and 2010 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses.
The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2012, 2011 or 2010 net sales.
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
MANUFACTURING AND SUPPLIERS
We depend on third party subcontractors, primarily in Asia for wafer fabrication, assembly, test and packaging of an increasing portion of our products. Approximately 82% of our wafer and 89% of our assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations. We evaluate factors such as quality, feasibility, volume, capacity and cost in determining whether to utilize third parties or our facilities.
Our wafer designs requirements are increasing in technological complexity and in order to meet our design specifications, our foundry partners must expend resources for capital equipment and to develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business and operating results. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could harm our business and operating results.
We utilize third party logistics services, including transportation, warehouse and shipping services. These service providers are subject to interruptions that affect their ability to service us, including the availability of transportation services, disruptions related to work stoppages, volatility in fuel prices and security incidents or natural events at manufacturing, shipping or receiving points or along transportation routes.
We generally do not have any long-term agreements with our subcontractors. As a result, we may be unable to directly control our quality assurance and product delivery schedules. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect us. Third party manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Supply Center Columbus (DSCC) has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.

In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.
Our principal manufacturing operations are in the following locations:

California	Arizona	Shanghai, China
Camarillo	Phoenix
Folsom		Ennis, Ireland
Garden Grove	Massachusetts
La Mirada	Lawrence	Manila, Philippines
San Jose	Lowell
Santa Clara		Caldicot, United Kingdom
Oregon
Bend

Many of our manufacturing and processing operations are controlled in accordance with military as well as other rigid commercial and industrial specifications. At our facilities with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and international suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources.
Processed silicon wafers are separated into individual dice that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, “burn in” and electrical tests in order to prove and assure reliability. As noted above, certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully-tested products meeting predetermined specifications.
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
SEASONALITY
Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and holiday demand that tends to increase net sales in the Communications end market during our fiscal first and fourth quarters.
COMPETITIVE CONDITIONS
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Aeroflex Holding Corporation; Altera Corporation; Fairchild Semiconductor International, Inc.; Freescale Semiconductor, Inc.; Texas Instruments, Inc.; Integrated Device Technology, Inc.; International Rectifier Corp.; Linear Technology Corp.; M/A COM

Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Monolithic Power Systems, Inc.; O2Micro International, Ltd.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Supertex, Inc. and Xilinx, Inc. Some of our competitors in developing markets are Integrated Device Technology, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc. and Triquint Semiconductor, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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
SALES TO THE U.S. GOVERNMENT
Approximately 28% of total net sales in 2012 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. While one of our contracts was terminated in the past due to the termination of the underlying government contract, we have never experienced a material loss due to termination of a U.S. Government contract. We have never had to renegotiate our price under any government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future.
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
EMPLOYEES
At the end of the most recently completed fiscal year, we employed approximately 1,900 persons domestically and 1,300 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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
Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government's interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.
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
We are dependent on third parties for key functions including foundries for wafer supplies, subcontractors for assembly, test, packaging services and vendors for logistics and problems at these third parties could adversely affect our business and operating results.
We depend on third party subcontractors, primarily in Asia for wafer fabrication, assembly, test and packaging of an increasing portion of our products. Approximately 82% of our wafer and 89% of our assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacture of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
Our wafer designs requirements are increasing in technological complexity and in order to meet our design specifications, our foundry partners must expend resources for capital equipment and to develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business and operating results. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could harm our business and operating results.
We utilize third party logistics services, including transportation, warehouse and shipping services. These service providers are subject to interruptions that affect their ability to service us, including the availability of transportation services, disruptions related to work stoppages, volatility in fuel prices and security incidents or natural events at manufacturing, shipping or receiving points or along transportation routes.
We generally do not have any long-term agreements with our subcontractors. As a result, we may be unable to directly control our quality assurance and product delivery schedules. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect us. Third party manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Supply Center Columbus (DSCC) has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.
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
Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of potential sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future.
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
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 28% of total net sales in 2012. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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

Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks that are associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facility only permits borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	financial and restrictive covenants may adversely affect our ability to implement business plans, react to changes in economic conditions or benefit from changes in tax regulations;

•	debt service payments will continue to have a negative impact on our cash flows; and

•	prepayment terms that may discourage us from refinancing our current credit agreement or reduce the benefit of lower interest rates.
We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our defense and security end market), intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety.  Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies.  Any such violation or alleged violation could materially and adversely affect our business.  Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial results.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our federal income tax returns. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of these examinations could have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could affect our operating results, cash flows and financial condition.

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
In October 2003, we announced the consolidation of the manufacturing operations of Microsemi Corp. - Santa Ana, of Santa Ana, California into some of our other facilities. The Santa Ana facility, whose manufacturing represented approximately 13% of our annual net sales in fiscal year 2004, had approximately 380 employees and occupied 123,000 square feet. In April 2005, we announced the consolidation of the high-reliability products operations of Microsemi Corp. - Colorado of Broomfield, Colorado (“Broomfield”) into some of our other facilities. Broomfield represented approximately 5% of our annual net sales in fiscal year 2009, had approximately 50 employees and occupied a 130,000 square foot owned facility.
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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. Our recent spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions. The competitiveness of designs that we have introduced, including power-over-ethernet, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, ASICs, VDMOS products for high frequency communications and S-band products for RF applications, are subject to various risks and uncertainties that we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.
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
Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 50% in 2012. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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

•
local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

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
International sales of our products that service the defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, failure to maintain compliance with U.S. and foreign government regulations, including the FCPA and foreign anti-corruption measures may result in fines and penalties that may materially and adversely affect our operating results.
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
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Aeroflex Holding Corporation; Altera Corporation; Fairchild Semiconductor International, Inc.; Freescale Semiconductor, Inc.; Texas Instruments, Inc.; Integrated Device Technology, Inc.; International Rectifier Corp.; Linear Technology Corp.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Monolithic Power Systems, Inc.; O2Micro International, Ltd.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Supertex, Inc. and Xilinx, Inc. Some of our competitors in developing markets are Integrated Device Technology, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc. and Triquint Semiconductor, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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
We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, SiGe, SiC and InGaAsP primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain competitors offer this capability and our customers may purchase our competitors' products instead of ours for this reason. In addition, the third party foundries that we use may delay delivery of, or even completely fail to deliver, technology and products to us. Our business and financial prospects could be materially and adversely affected by any failure by us to timely produce these products.
We may be unable to retain our customers due in part to our inability to fulfill our customer demand and other factors.
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacture and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

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
Microsemi's consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitions of manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expense and delayed or lost revenues. In one instance, which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance, which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately one million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.
Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.
Our manufacturing operations, and the outside manufacturing operations that we use increasingly, in some instances depend upon obtaining a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment (including silicon, mold compounds and lead frames) on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, if signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to continue to supply us. If alternate suppliers for these materials, parts and equipment are not available, our operations could be interrupted, which would have a material adverse effect on our operating results, financial condition and cash flows.
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
There is at any time a risk that our products may be found to be defective or to contain, without the customer's knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace, defense, and industrial businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacture. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform our customers about each of our finished goods' relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.
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
In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. - Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although TCE and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary's property, we vigorously contest any assertion that our subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since September 28, 2003.
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
The market price of our stock has fluctuated widely. Between October 2, 2011 and September 30, 2012, the market sale price of our common stock ranged between a low of $14.82 and a high of $22.30. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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
There may be some potential effects of system outages or data security breaches, which could adversely affect our operations financial results or reputation.
We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees, which could result in our incurring costs for remedial or preventative actions damage our reputation with customers and reduce demand for our products and services. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.
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
The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors' and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors' and officers' liability insurance is expensive and difficult to obtain. The SEC and the NASDAQ Stock Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.
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
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies' internal control over financial reporting in their annual reports on Form 10-K, including an assessment by management of the effectiveness of the filing company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to the effectiveness of the company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We are headquartered in Aliso Viejo, California. We conduct manufacturing, engineering, research and development, sales and/or administration activities at our principal owned and leased facilities and a list of locations is as follows:

California	Arizona	Massachusetts	Ottawa, Canada
Aliso Viejo	Phoenix	Lawrence
Camarillo		Lowell	Macau SAR, China
Cupertino	Florida
Folsom	Lake Mary	Oregon	Shanghai, China
Garden Grove		Bend
La Mirada	Georgia		Bruges, France
San Diego	Atlanta	Pennsylvania
San Jose		Reading	Ennis, Ireland
Santa Clara	Indiana
	West Lafayette	Texas	Hod Hasharon, Israel
Austin
		Dallas	Manila, Philippines

Caldicot, United Kingdom
We also lease sales offices throughout the world. We believe that our existing facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

ITEM 3.	LEGAL PROCEEDINGS
On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi - SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. The discovery process recently commenced and we do not expect trial to begin for at least one year. In the event of an unfavorable outcome, we believe amounts accrued are adequate and do not believe the resolution of this matter will have a material impact on our financial position or results of operations.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Inapplicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low sales prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended September 30, 2012	HIGH	LOW
1st Quarter	$19.34	$14.82
2nd Quarter	$22.30	$16.59
3rd Quarter	$22.02	$16.63
4th Quarter	$21.84	$16.57

Fiscal Year ended October 2, 2011	HIGH	LOW
1st Quarter	$24.68	$18.08
2nd Quarter	$24.96	$19.35
3rd Quarter	$23.81	$19.55
4th Quarter	$22.01	$14.49

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
(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 2, 2012)
Common Stock, $0.20 Par Value	722

The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.
(c) Dividends
We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that restrict the amount of cash dividends we may pay.
(d) Performance Graph
The following graph, which is furnished rather than filed, compares the five-year cumulative total return on the Company’s Common Stock to the total returns of 1) NASDAQ Stock Market and 2) NASDAQ Stock Market – Electronics & Electrical Equipment & Components Index, excluding Computer Equipment. This comparison assumes in each case that $100 was invested on or about September 30, 2007 and all dividends were reinvested. The Company’s fiscal year ends on the Sunday closest to September 30 each year.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Microsemi Corporation, The NASDAQ Composite Index
And the NASDAQ Electronic Components Index

* $100 invested on September 30, 2007 in Microsemi common stock or in an index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on September 30, 2012
	(Amounts in thousands, except per share data)
	2012	2011	2010	2009	2008
Selected Consolidated Income Statement Data:
Net sales	$1,012,495	$835,854	$518,268	$452,972	$514,067
Gross profit	$552,623	$441,171	$248,211	$180,407	$228,972
Operating income (loss)	$58,347	$54,981	$55,881	$(10,070)	$63,543
Net income (loss)	$(29,675)	$55,730	$59,038	$(26,823)	$49,654
Earnings (loss) per share:
Basic	$(0.35)	$0.66	$0.73	$(0.33)	$0.64
Diluted	$(0.35)	$0.65	$0.72	$(0.33)	$0.62
Weighted-average shares outstanding
Basic	85,837	83,916	80,797	80,943	77,897
Diluted	85,837	85,747	81,541	80,943	79,859
Selected Consolidated Balance Sheet Data:
Working capital	$404,863	$424,201	$360,846	$353,953	$351,460
Total assets	$1,934,630	$1,482,473	$879,886	$811,130	$760,608
Long-term liabilities	$850,166	$436,677	$42,120	$34,010	$20,212
Stockholders’ equity	$927,986	$892,107	$766,443	$676,351	$673,170

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Form 10-K. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in its entirety.
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
Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include Communications, Defense & Security, Aerospace and Industrial.
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
We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers' end designs in high-value, high barrier-to-entry markets where power matters, security is non-negotiable, and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic partner as opposed to a socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.
Recent industry leading innovations include:

•
SmartFusion®2 system-on-chip (SoC) field programmable gate array (FPGA) family, which integrates inherently reliable flash-based FPGA fabric, a 166 megahertz ARM® Cortex™-M3 processor, advanced security processing accelerators, DSP blocks, SRAM, eNVM and industry-required high-performance communication interfaces all on a single chip;

•
Three more devices in the Company's new generation of 1,200 volt non-punch through IGBTs based on its advanced Power MOS 8™ technology, which enables a significant reduction of at least 20 percent in total switching and conduction losses as compared to competitive solutions;

•
1011GN-700ELM, the first in a family of radio frequency transistors for high-power air traffic control, secondary surveillance radio applications and is based on gallium nitride on silicon carbide technologies, which are particularly well-suited for high-power electronics applications;

•
A new die packaging technology targeted at implantable medical devices such as pacemakers and cardiac defibrillators, which can also be used in wearable devices such hearing aids and intelligent patches, as well as nerve stimulators and drug delivery products;

•	The AAHS298B, the first in a new family of octal source driver integrated circuits for aerospace and other high-reliability power electronics control applications including motor control; and

•
Two new subscriber line interface circuits (SLICs) for voice-over-broadband cable applications-the dual-channel Le9540 and the single-channel Le9541-which offer industry-leading low-power consumption and include features that allow product developers to cost-effectively add voice capabilities to DOCSIS® and Euro-DOCSIS™3.0 modems.

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
Net sales increased $176.6 million or 21% between 2012 and 2011 to $1.0 billion in 2012 from $835.9 million in 2011. Net sales increased $317.6 million or 61% between 2011 and 2010 to $835.9 million in 2011 from $518.3 million in 2010. Sales in each end market were favorably impacted in each year by contributions from products we added from recent acquisitions. For 2012 and 2011, we estimate that between 15% to 20% and 25% to 30%, respectively, of net sales were derived from acquisitions concluded in each fiscal year. Estimated sales by end markets are based on our understanding of end market uses of our products. Our analysis of sales by end markets may be found in the "Results of Operations" section below. We believe an estimated breakout of net sales by end markets for the last three fiscal years is approximately as follows (amounts in thousands):

	2012	2011	2010
Communications	$311,952	$148,792	$116,369
Defense & Security	286,430	299,503	208,098
Aerospace	212,293	212,127	107,587
Industrial	201,820	175,432	86,214
Total	$1,012,495	$835,854	$518,268

Operating income increased $3.4 million to $58.3 million in 2012 from $55.0 million in 2011. The favorable impact of higher sales of $176.6 million and higher gross margin of $111.5 million were offset by increases in selling, general and administrative costs of $24.8 million, research and development costs of $54.4 million and amortization expense of $42.3 million, offset by $13.4 million lower restructuring costs.
While each of our acquisitions contributed to higher sales and operating income, we immediately executed an integration plan in functional areas such as sales, operations, human resources, finance and information technology. We have actively taken steps to integrate the management of our various operations, including management of our recent acquisitions. Sales offices, personnel and efforts are combined. Production has been transferred among our facilities to share resources and technology, as well as to increase efficiency. We strive to make the best possible use of our engineering capabilities by sharing product road maps, research and production methods across our divisions and, where appropriate, assigning engineers to the same projects, regardless of which facility records personnel expense. Due to this commingling of activities, we do not practically measure the impact of any particular acquisition. Our acquisitions subjected us to certain risks (See Part II, Item IA, Risk Factors, "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.")
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
Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 28% of total net sales in 2012 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We are subject to the impacts of potential sequestration under the Budget Control Act of 2011 and other risks related to U.S. Government sales (see Part II, Item 1A, Risk Factors, "Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.")
We closed our Scottsdale facility during the second quarter of 2011. We may make further specific determinations to consolidate, close, sell or divest additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.
Marketing
Our products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal end markets that we serve include:

•
Communications - Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”) targeted at 802.11 a/b/g/n/e, phase-locked loop, clock synthesis and distribution devices, Synchronous Ethernet (“SyncE”), packet timing devices, voice circuits, FPGAs, multiple-in multiple-out (“MIMO”), LED, cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, EMI/RFI filters, transient voltage suppressors and class-D audio circuits. Applications for these products include wi-max and wireless LAN devices, PoE devices, portable devices, set top box and telecom applications, monitors, and storage devices.

•
Defense & Security - Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors, as well as modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, MOSFETs, IGBTs, small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers, subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

•
Aerospace - Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules, as well as analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs, IGBTs and FPGAs. These products are utilized in a variety of applications including electronic applications for large aircraft and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

•
Industrial - Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators, as well as PIN diode switches, dual diode modules, switched-most power supplies (“SMPS”) and RF gradient amplifiers for use in MRI systems.

 Acquisitions
Zarlink Semiconductor, Inc.
During October 2011, we completed our acquisition of Zarlink Semiconductor, Inc. (“Zarlink”) through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures for $623.7 million in cash through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. We acquired Zarlink for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Zarlink's core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world's largest original equipment manufacturers, Zarlink's highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi - CMPG.”
We allocated the total consideration to Zarlink's tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. During the fourth quarter of 2012, we adjusted our allocation of deferred tax assets, net. The consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventories	28,403
Other current assets	35,655
Property and equipment	7,648
Deferred tax assets, net	27,741
Other assets	4,353
Identifiable intangible assets	210,100
Goodwill	271,757
Current liabilities	(58,379)
Other non-current liabilities	(5,085)
Total consideration	$623,670
Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2
	$210,100
Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc.
During January 2012, we acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. for $44.0 million in cash. The acquired product lines and technology are vital to the effective and efficient delivery of time-sensitive voice, data and multimedia traffic over wireless and wired networks, and will further provide our customers with the critical synchronization components required to harmonize system and network clocks, as well as the synthesis products required to distribute timing clocks throughout each system.

We allocated the total consideration to the acquired business' tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Inventories	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)
Total consideration	$44,045
Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1
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
The valuation of completed technology and trade names for the acquisitions noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity's revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.
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

The purchase price allocations described above are preliminary, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog.
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

	Employee Severance	Facility Termination Costs	Total
Balance at October 2, 2011	$355	$7,328	$7,683
Cash expenditures	(238)	(1,480)	(1,718)
Balance at September 30, 2012	$117	$5,848	$5,965

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi - CMPG, for severance and retention payments totaling $8.7 million in 2012 and also assumed a fair value of $9.8 million in pre-acquisition liabilities recorded by Microsemi - CMPG. Severance covered approximately 300 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. During the quarter ended July 1, 2012, we executed an agreement with a landlord that released us from a lease commitment and as a result, we reversed $1.3 million in provision for contract termination costs. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2011	$2,723	$—	$—	$2,723
Assumed from acquisition	8,215	1,582	—	9,797
Provisions	9,063	561	1,522	11,146
Reversal of prior provision	(1,112)	(1,260)	(108)	(2,480)
Cash expenditures	(16,747)	(601)	(1,414)	(18,762)
Other non-cash settlement	(20)	(92)	—	(112)
Balance at September 30, 2012	$2,122	$190	$—	$2,312

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these consolidated financial statements
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, products related to facility closures and losses related to flooding of a facility in Thailand.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification (“ASC”) 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 8 of the notes to the consolidated financial statements, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. Following the extinguishment of the term loan in conjunction with our acquisition of Zarlink, we did not elect the fair value option and are reporting new term loan balances subsequent to October 2, 2011, at par value.
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
If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value. Future impairments may be required if we close other manufacturing sites.
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent quantitative analysis during the fourth quarter of 2012 and noted that the estimated fair value of our reporting unit substantially exceeded its carrying value and no qualitative factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
Compensation expense for restricted stock awards was calculated based on the closing price of our common stock on the date of grant. Restricted stock awards are subject to forfeiture if a participant does not meet length of service requirements.
Performance stock units are subject to performance-based vesting requirements and generally vest based on the Company's growth in net sales and earnings per share (subject to certain adjustments) for fiscal years 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. Compensation expense is based upon our estimate of performance relative to the peer group.
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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2012 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2012 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows.
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
RESULTS OF OPERATIONS
Net sales increased $176.6 million or 21% between 2012 and 2011 to $1.0 billion for 2012 from $835.9 million for 2011. Net sales increased $317.6 million or 61% between 2011 and 2010 to $835.9 million for 2011 from $518.3 million for 2010. Sales in each end market were favorably impacted in each year by contributions from products we added from recent acquisitions. For 2012 and 2011, we estimate that between 15% to 20% and 25% to 30%, respectively, of net sales were derived from acquisitions concluded in each fiscal year. Estimated sales by end markets are based on our understanding of end market uses of our products. We believe an estimated breakout of net sales by end markets for the last three fiscal years is approximately as follows (amounts in thousands):

	2012	2011	2010
Communications	$311,952	$148,792	$116,369
Defense & Security	286,430	299,503	208,098
Aerospace	212,293	212,127	107,587
Industrial	201,820	175,432	86,214
Total	$1,012,495	$835,854	$518,268

Net sales in the Communications end market increased $163.2 million to $312.0 million in 2012 from $148.8 million in 2011 and increased $32.4 million between 2011 and 2010 from $116.4 million. The increase in net sales during 2012 was due primarily to the contributions of voice circuit and timing and synchronization products of Microsemi - CMPG while net sales in

2011 benefited from our acquisition of Microsemi - SoC. Over this period, market adoption of PoE technology, especially by enterprise customers, has increased our market share and our wireless LAN products are well accepted. Both 2012 and 2011 net sales also benefited from steady sales increases in our power management and conversion solutions. We also serve the optical transport network, carrier ethernet switch, IP edge router and wireless backhaul markets which we consider growth markets. Our Communications end markets are however sensitive to macroeconomic conditions and capital expenditure deployment and we expect net sales in this end market to decline in the upcoming quarter based on current and expected backlog.
Net sales in the Defense & Security end market decreased $13.1 million to $286.4 million in 2012 from $299.5 million in 2011 and increased $91.4 million between 2011 and 2010 from $208.1 million. Sales were adversely impacted by the lack of a 2012 federal budget through the first quarter of 2012 and uncertainty surrounding the defense budget has been reflected in cautious procurement plans of our customers. We believe the most recent budget emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. This is reflected in sequential growth in net sales since our second quarter of 2012. In 2011, sales in this end market were favorably impacted by contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners, missile defense and military RF applications. We also believe that both 2012 and 2011, net sales benefited from increasing international defense sales, enabled in part by our security product offerings, and that Microsemi's dollar content in defense programs will increase as our products move up the value chain. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. However, we recognize that the current uncertainty surrounding the U.S. federal budget situation may result in short-term delays in defense programs and potentially moderate growth in the upcoming quarter.
Net sales in the Aerospace end market increased $0.2 million to $212.3 million in 2012 from $212.1 million in 2011 and increased $104.5 million between 2011 and 2010 from $107.6 million. During 2012 and 2011, we noted an increase in demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. This growth followed a period where this end market was negatively impacted by global economic conditions. Growth in 2012 was offset by a slowdown in satellite billings in the beginning of the year though we have experienced increases in recent satellite order activity, which we believe is a reflection of our product portfolio, especially in system-level products, power management, and programmable logic ICs. Generally space-related applications are in a less economically sensitive market, but due to higher average selling prices and our significant dollar content in satellite applications, this end market can fluctuate on a quarterly basis based on the timing of shipments.
Net sales in the Industrial end market increased $26.4 million to $201.8 million in 2012 from $175.4 million in 2011 and increased $89.2 million between 2011 and 2010 from $86.2 million. The increase in 2012 was due primarily to the contributions of medical products of Microsemi - CMPG, though we noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We also noted steady contributions from our products for industrial printing, rail transport and precision GPS products for surveying. The increases in 2011 were driven by contributions from Microsemi – SoC and growth in products for semiconductor capital equipment, an area which experienced substantial declines in 2009 and part of 2010 due to decreased capital spending during the recent economic downturn. While we have lessened our reliance on semiconductor capital equipment applications, we expect cyclicality for products in this end market, as well as overall economic uncertainty to adversely impact this end market in the upcoming quarter.
An estimated breakout of net sales by originating geographic area for 2012, 2011 and 2010 is approximately as follows (amounts in thousands):

	2012	2011	2010
United States	$565,931	$508,145	$243,822
Europe	290,265	132,145	125,209
Asia	156,299	195,564	149,237
Total	$1,012,495	$835,854	$518,268

Gross profit increased $111.5 million between 2012 and 2011, to $552.6 million (54.6% of sales) for 2012 from $441.2 million (52.8% of sales) for 2011 and increased $193.0 million between 2011 and 2010, from $248.2 million (47.9% of sales) for 2010. The increase in gross profit percentage for 2012 was primarily a result of contributions from the acquisition of Microsemi - CMPG. During the second quarter of 2012, gross profit was adversely affected by $3.2 million from an inventory write-off related to flooding in Thailand, net of insurance recoveries. Gross profit percentage for 2011 was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities (including the closure of our Scottsdale facility) and reductions in personnel. During the second quarter of 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. We also recorded a charge in the second quarter of 2011 of $5.6 million for Scottsdale remediation and fixed assets that we abandoned as part of our Scottsdale facility closure. In addition, we recorded non-cash purchase accounting expenses of $5.9 million in 2011 related to manufacturing profit in acquired inventory. Gross profit percentage for 2010 was favorably impacted by cost optimization programs, which included the closure of our facility in Colorado, ramp down of our Scottsdale facility, transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel.
Selling, general and administrative expenses increased $24.8 million between 2012 and 2011 to $212.3 million for 2012 from $187.5 million in 2011 and increased $72.9 million between 2011 and 2010 from $114.7 million in 2010. While selling, general and administrative expenses in 2012 were favorably impacted by restructuring and cost control measures, these expenses increased overall primarily due to the incremental costs incurred from acquisitions. We also recorded acquisition related costs of $7.3 million in 2012 and $11.8 million in 2011. In connection with the relocation of one of our facilities during 2012, we received cash consideration of $15.0 million and recorded this consideration in selling, general and administrative costs as an offset to incremental costs incurred for the relocation.
Research and development expense increased $54.4 million between 2012 and 2011 to $168.5 million in 2012 from $114.2 million in 2011 and increased $58.8 million between 2011 and 2010 from $55.4 million in 2010. The increase in 2012 was due to additional product development to support our organic growth and additional research and development activities from our most recent acquisitions. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions.
Amortization of intangible assets increased $42.3 million between 2012 and 2011 to $104.8 million in 2012 from $62.4 million 2011 and increased $42.3 million between 2011 and 2010 from $20.2 million in 2010. These amounts include amortization related to acquired completed technology of $40.6 million for 2012, $29.4 million for 2011 and $12.5 million for 2010. The increases in amortization expense reflect amounts related to recently completed acquisitions.
Restructuring charges amounted to $8.7 million in 2012 compared to $22.1 million in 2011 and $2.1 million in 2010. The variances relate to the timing and announcement of restructuring activities. Of the amount recorded in 2012, $4.4 million related directly to Microsemi - CMPG, which we acquired in the first quarter of 2012, and $1.5 million related to relocation costs for the consolidation of several facilities in Northern California, with the remaining balance related to cost reduction initiatives at other operations. The amount recorded in 2011 included $8.1 million related to Scottsdale lease termination costs and $3.8 million in retention payments agreed to in the Actel acquisition agreement. In addition to these amounts, restructuring expense in 2011 included $14.0 million in severance charges, primarily from Microsemi - SoC, which we acquired in first quarter of 2011. Restructuring charges in 2010 related to costs incurred to optimize our personnel levels.
Interest expense was $39.9 million in 2012, $16.7 million in 2011 and $0.8 million in 2010. The increase was due to an increase in term loan balances to $776.0 million at the end of 2012 compared to $372.2 million at the end of 2011.
Other expense, net, was $33.5 million in 2012 compared to $16.7 million in 2011 and $0.5 million in 2010. We elected the fair value option in accounting for the term loan balance outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded expense of $3.3 million related to these adjustments. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs that totaled $14.2 million in 2011. Finally, in 2011 we recorded a gain of $2.0 million related to the sale of a facility.
We recorded a provision for income taxes of $15.0 million on pretax loss of $14.7 million in 2012 compared to a benefit for income taxes of $33.7 million on pre-tax income of $22.0 million in 2011. During fiscal year 2012, we generated tax expense of $15.0 million primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to reduce deferred tax assets. During fiscal year 2011, we generated a tax benefit of $33.7 million primarily due to the release of the entire valuation allowance on our Israeli operations, and due to the release of valuation allowance resulting from the recording of the deferred tax liability related to the acquisitions completed during the year. We had cumulative operating losses for the three years ended in 2012 for our U.S. operations and several foreign operations and accordingly, have reflected a full valuation allowance on our U.S. and such foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During fiscal year 2011 we released the remaining valuation allowance related to our Israel operation, based on evaluation of key positive and negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.
During fiscal year 2012 we increased the valuation allowance by $194.7 million, which primarily related to the acquisition of Zarlink during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition.
CAPITAL RESOURCES AND LIQUIDITY
We had $204.3 million and $266.6 million in cash and cash equivalents at September 30, 2012 and October 2, 2011, respectively. During 2012, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we will be able to meet our future capital and liquidity requirements without significant tax consequences.
Net cash provided by operating activities increased $24.7 million to $171.2 million in 2012 from $146.6 million in 2011. During 2012 and 2011, net cash provided by operating activities was reduced by acquisition-related activities and restructuring activities. During 2012, we made payments of $20.5 million in restructuring and severance payments related primarily to Microsemi - CMPG and $9.2 million in transaction related costs. During 2011, we issued $26.1 million in credits to Microsemi - SoC distributors, paid $17.2 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi - SoC at the time of acquisition) and paid $18.2 million in severance and retention bonuses, primarily for Microsemi - SoC.
A summary of net cash provided by operating activities in 2012, 2011 and 2010 is as follows (amounts in thousands):

	2012	2011	2010
Net income (loss)	$(29,675)	$55,730	$59,038
Depreciation and amortization	136,050	91,482	39,436
Provision for doubtful accounts	(526)	171	(324)
Deferred income taxes	(32,569)	(19,442)	21,561
Valuation allowance on deferred income taxes	43,112	(22,887)	(15,616)
Stock-based compensation	36,680	28,465	25,277
Net change in working capital accounts	38,718	14,153	(20,217)
Net change in other long term assets and liabilities	(20,567)	(1,111)	(1,544)
Net cash provided by operating activities	$171,223	$146,561	$107,611

Accounts receivable increased $42.3 million to $153.2 million at September 30, 2012 from $110.9 million at October 2, 2011. The increase in accounts receivable was primarily due to higher sales, including incremental sales from operations we acquired in 2012.
Inventories increased $18.2 million to $159.1 million at September 30, 2012 from $140.8 million at October 2, 2011. The increase was due primarily to inventory balances at operations that we acquired in 2012. Days of inventory at the end of 2012 was 128 days compared to 134 days at the end of 2011 reflecting additional inventory management efforts.
Current liabilities increased $2.8 million to $156.5 million at September 30, 2012 from $153.7 million at October 2, 2011. The increase was due primarily to current liability balances at operations we acquired in the current fiscal year and offset by a decrease of $11.7 million related to the settlement of a foreign currency forward, a decrease of $3.1 million in current maturities of long term debt from our term loan balances and timings of payments in the ordinary course of business.
Net cash used in investing activities was $625.9 million in 2012 compared to $460.5 million in 2011 and $82.0 million in 2010. Net cash used in investing activities in 2012 consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Zarlink and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $49.1 million in purchases of property and equipment and a $1.0 million capital contribution to an investment fund, offset by $4.4 million in proceeds from the sale of an investment, $3.7 million for the settlement of foreign currency forward and $0.3 million in insurance proceeds related to the Thailand flooding. Net cash used in investing activities in 2011 primarily consisted of $436.8 million in net cash consideration for four acquisitions and purchases of property and equipment of $25.8 million, offset by $2.2 million in proceeds for the sale of assets. Net cash used in investing activities in 2010 primarily consisted of $112.4 million in net cash consideration for three acquisitions, purchases of property and equipment of $16.2 million, partially offset by $46.6 million from the disposition of investments in available for sale securities.

Net cash provided by (used in) financing activities was $392.4 million in 2012, $380.6 million in 2011 and $(42.4) million in 2010. Net cash provided by financing activities in 2012 primarily consisted of net borrowings of $403.8 million under our credit agreement and $30.4 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs. Net cash provided by financing activities in 2011 consisted of net borrowings of $372.1 million under our Credit Agreement and $25.7 million related to proceeds from stock awards, offset by $17.2 million in credit facility issuance and refinancing costs. Net cash used in financing activities in 2010 consisted of $5.2 million related to stock award activity offset by $46.6 million used to repay amounts outstanding under our auction rate securities credit facility.
During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement (as amended, the “Third Amended and Restated Credit Agreement”). We paid $9.1 million in amendment costs, consisting of a 1% repricing premium and underwriting fees and expenses. In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs and deferred the remaining $7.9 million, which we will amortize over the six year remaining life of the term loan to interest expense. Pursuant to the Third Amended and Restated Credit Agreement, Morgan Stanley Senior Funding, Inc. has provided $860.0 million in senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi's consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a Eurodollar Rate loan and is subject to an interest rate of 4.00% as of September 30, 2012.
As of September 30, 2012, we had $776.0 million borrowed under the term loan facility and no borrowings under the revolving facility. The amended term loan facility matures in February 2018 with scheduled principal payments of 0.25% of the aggregate initial principal amount or $8.1 million per year. During the quarter ended September 30, 2012, we completed an optional principal prepayment of $30.0 million and in October 2012, we made an additional optional principal prepayment of $25.0 million. While there are currently no scheduled principal repayments on the term loan facility until the maturity date, our credit agreement stipulates an annual payment of a percentage of Excess Cash Flow beginning after 2013. The ECF Percentage is between 0% and 50% depending on our Consolidated Leverage Ratio as of the end of a fiscal year.
Pursuant to the Third Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million as of September 30, 2012.
Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi's consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then Microsemi expects to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of September 30, 2012.

Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at September 30, 2012 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Credit facility	$775,975	$—	$—	$—	$775,975	$—
Capital leases	3,181	292	601	586	5,264	(3,562)
Other long-term liabilities	28,351	782	17,463	4,478	5,628	—
Operating leases	116,792	18,596	32,606	26,960	38,630	—
Purchase obligations	31,595	20,356	10,400	839	—	—
Total	$955,894	$40,026	$61,070	$32,863	$825,497	$(3,562)

As of September 30, 2012, we recorded $18.4 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the FASB issued ASU No. 2010-06, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). Our adoption of the provisions in this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows.
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
In December 2011, the FASB issued ASU No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently evaluating the disclosures required under this ASU.
In July 2012, the FASB issued ASU No. 2012-02, the objective of which is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity test those assets or impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The update permits an entity to assess qualitative factors to determine whether it is more likely than not than an indefinite-lived intangible asset is impaired as the basis for determining whether a quantitative impairment test is required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and our adoption of the provisions in this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Specific to the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We agreed to purchase CAD 623.0 million for $608.2 million that settled in the first quarter of 2012. Other than the foregoing, we have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.
Concentrations of credit risk exists because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 28% of total net sales in 2012 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.
We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. We attempt to limit our credit risk exposure by performing credit evaluations of our customers and monitoring the aging of invoices. We have one customer that is a distributor of our products, primarily servicing our Defense & Security and aerospace end markets, that accounted for approximately 20% of net sales in 2012, and any disruption with this distributor could have a material adverse effect on our business, financial condition and results of operations.
In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 50% for 2012, 46% for 2011 and 40% for 2010. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi's consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.0% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a LIBOR-based loan and is subject to an interest rate of 4.00% as of September 30, 2012. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $7.8 million annually.

In connection with the original Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for 2.0 years, $121.0 million at 1.83% for 3.0 years and $24.0 million at 2.21% for 4.0 years. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $1.9 million as of September 30, 2012 and $2.8 million as of October 2, 2011. We reflect the change in fair value of the swaps through other income (expense), net. We recorded other income (expense) of $0.9 million in 2012 and $(2.8) million in 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets at September 30, 2012 and October 2, 2011	45

	Consolidated Statements of Operations and Comprehensive Income for each of the three fiscal years in the period ended September 30, 2012	46

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 30, 2012	47

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 2012	48

	Notes to Consolidated Financial Statements	49

2	Financial Statement Schedule

	Schedule for the fiscal years ended September 30, 2012, October 2, 2011 and October 3, 2010

	II – Valuation and Qualifying Accounts	72

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Microsemi Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 30, 2012 and October 2, 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Irvine, California
November 20, 2012

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 30, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$204,335	$266,631
Accounts receivable, net of allowance for doubtful accounts of $1,623 at September 30, 2012 and $2,149 at October 2, 2011	153,190	110,908
Inventories, net	159,055	140,827
Deferred income taxes, net	20,361	43,424
Other current assets	24,400	16,100
Total current assets	561,341	577,890
Property and equipment, net	116,146	89,922
Goodwill	790,236	491,079
Intangible assets, net	399,991	281,689
Deferred income taxes, net	33,066	12,000
Other assets	33,850	29,893
TOTAL ASSETS	$1,934,630	$1,482,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,351	$48,561
Accrued liabilities	80,224	101,078
Current maturity of long-term liabilities	903	4,050
Total current liabilities	156,478	153,689
Credit facility	775,975	357,384
Deferred income taxes	25,135	46,285
Other long-term liabilities	49,056	33,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 90,282 issued and outstanding at September 30, 2012 and 86,806 issued and outstanding at October 2, 2011	18,056	17,361
Capital in excess of par value of common stock	678,905	612,517
Retained earnings	231,768	261,443
Accumulated other comprehensive income (loss)	(743)	786
Total stockholders’ equity	927,986	892,107
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934,630	$1,482,473

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For each of the three fiscal years in the period ended September 30, 2012
(amounts in thousands, except earnings per share)

	2012	2011	2010
Net sales	$1,012,495	$835,854	$518,268
Cost of sales	459,872	394,683	270,057
Gross profit	552,623	441,171	248,211
Operating expenses:
Selling, general and administrative	212,338	187,529	114,663
Research and development costs	168,516	114,155	55,395
Amortization of intangible assets	104,756	62,425	20,165
Restructuring and severance charges	8,666	22,081	2,107
Total operating expenses	494,276	386,190	192,330
Operating income	58,347	54,981	55,881
Other income (expenses):
Interest expense	(39,861)	(16,654)	(756)
Interest income	308	383	432
Other, net	(33,519)	(16,661)	(526)
Total other expense	(73,072)	(32,932)	(850)
Income (loss) before income taxes	(14,725)	22,049	55,031
Provision (benefit) for income taxes	14,950	(33,681)	(4,007)
Net income (loss)	$(29,675)	$55,730	$59,038
Earnings (loss) per share:
Basic	$(0.35)	$0.66	$0.73
Diluted	$(0.35)	$0.65	$0.72
Weighted-average common shares outstanding:
Basic	85,837	83,916	80,797
Diluted	85,837	85,747	81,541

Net income (loss)	$(29,675)	$55,730	$59,038
Other comprehensive income, net of tax:
Translation adjustment, net of tax	(373)	332	(78)
Unrealized actuarial loss on pension benefits, net of tax	(1,156)	—	—
Other comprehensive income (loss)	(1,529)	332	(78)

Total comprehensive income (loss)	$(31,204)	$56,062	$58,960

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the three fiscal years in the period ended September 30, 2012
(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at September 27, 2009	81,413	$16,282	$512,862	$146,675	$532	$676,351
Proceeds from exercise of stock options	464	93	4,714	—	—	4,807
Grants and cancellations of restricted share awards	1,363	273	(273)	—	—	—
Issuance of stock awards related to acquisition	—	—	161	—	—	161
Tax benefit – stock-based compensation	—	—	730	—	—	730
Stock-based compensation	—	—	25,434	—	—	25,434
Translation adjustment	—	—	—	—	(78)	(78)
Net income	—	—	—	59,038	—	59,038
Balance at October 3, 2010	83,240	$16,648	$543,628	$205,713	$454	$766,443
Proceeds from exercise of stock options	2,089	418	26,790	—	—	27,208
Tax withholding on restricted stock units	—	—	(1,538)	—	—	(1,538)
Grants and cancellations of restricted share awards	1,477	295	(295)	—	—	—
Issuance of stock awards related to acquisition	—	—	15,293	—	—	15,293
Stock-based compensation	—	—	28,639	—	—	28,639
Translation adjustment	—	—	—	—	332	332
Net income	—	—	—	55,730	—	55,730
Balance at October 2, 2011	86,806	$17,361	$612,517	$261,443	$786	$892,107
Proceeds from exercise of stock options	1,902	380	30,831	—	—	31,211
Tax withholding on restricted stock units	—	—	(808)	—	—	(808)
Grants and cancellations of restricted share awards	1,574	315	(315)	—	—	—
Stock-based compensation	—	—	36,680	—	—	36,680
Translation adjustment	—	—	—	—	(373)	(373)
Unrealized actuarial loss on pension benefits	—	—	—	—	(1,156)	(1,156)
Net loss	—	—	—	(29,675)	—	(29,675)
Balance at September 30, 2012	90,282	$18,056	$678,905	$231,768	$(743)	$927,986

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three fiscal years in the period ended September 30, 2012
(amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(29,675)	$55,730	$59,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,050	91,482	39,436
Provision for doubtful accounts	(526)	171	(324)
Amortization of deferred financing cost	2,215	—	—
Settlement of foreign currency forward	(3,701)	—	—
Loss on disposition or impairment of assets	1,935	—	—
Deferred income taxes	(32,569)	(19,442)	21,561
Valuation allowance on net deferred income taxes	43,112	(22,887)	(15,616)
Charge for stock based compensation	36,680	28,465	25,277
Effect of fair value option on credit facility issuance and refinancing costs	32,275	14,218	—
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	(23,776)	9,692	(8,068)
Inventories	12,916	14,968	(20,295)
Other current assets	27,355	3,697	(1,669)
Other assets	11,799	6,201	1,320
Accounts payable	16,017	2,354	15,153
Accrued liabilities	(37,355)	(16,603)	(6,658)
Other long-term liabilities	(21,529)	(21,485)	(1,544)
Net cash provided by operating activities	171,223	146,561	107,611
Cash flows from investing activities:
Purchases of property and equipment	(49,079)	(25,826)	(16,224)
Proceeds from sale of available for sale securities	—	—	46,550
Proceeds from the divestiture or sale of assets	325	2,157	—
Proceeds from the sale of investment	4,352	—	—
Settlement of foreign currency forward	3,701	—	—
Payments for acquisitions, net of cash acquired	(585,218)	(436,849)	(112,370)
Net cash used in investing activities	(625,919)	(460,518)	(82,044)
Cash flows from financing activities:
Repayments of auction rate securities credit facility	—	—	(46,550)
Repayments of credit facility	(85,625)	(52,814)	—
Credit facility issuance costs	(41,790)	(17,218)	—
Proceeds from credit facility	959,708	425,000	—
Extinguishment of debt	(470,296)	—	(981)
Excess tax benefit from stock awards	—	—	365
Net proceeds from stock awards	30,403	25,670	4,807
Net cash (used in) provided by financing activities	392,400	380,638	(42,359)
Net increase (decrease) in cash and cash equivalents	(62,296)	66,681	(16,792)
Cash and cash equivalents at beginning of year	266,631	199,950	216,742
Cash and cash equivalents at end of year	$204,335	$266,631	$199,950
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$42,178	$12,625	$790
Income taxes	$4,407	$6,553	$8,398

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
During 2012, we acquired Zarlink Semiconductor, Inc. ("Zarlink") for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. We also acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. and integrated the operations of this business with Zarlink.
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on September 30, 2012 and the fiscal year ended on October 2, 2011 consisted of fifty-two weeks, and the fiscal year ended on October 3, 2010 consisted of fifty-three weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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
Measurement Period for the Acquisition of Actel Corporation
During the first quarter of 2012, we closed the measurement period for the acquisition of Actel Corporation that occurred in the prior year first quarter. We completed our evaluation of income tax-related information regarding facts and circumstances that existed as of the acquisition date. In accordance with ASC 805-10, we retrospectively adjusted the preliminary amounts previously reported and are now reporting the final amounts. In the financial statements as of, and for the year ended, October 2, 2011, we have reflected a retrospective adjustment of $1.3 million that increased non-current deferred tax assets and retained earnings and decreased income tax expense.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, products related to facility closures and losses related to flooding of a facility in Thailand.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification (“ASC”) 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 8, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. Following the extinguishment of the term loan in conjunction with our acquisition of Zarlink, we did not elect the fair value option and are reporting new term loan balances subsequent to October 2, 2011, at par value.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values and includes the following classifications:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 2, 2011
Cash and cash equivalents	$266,631	$266,631	$—	$—
Interest rate swap liabilities	$2,808	$—	$2,808	$—
Foreign currency forward liability	$11,675	$—	$11,675	$—
Term loan liability	$361,022	$—	$361,022	$—

September 30, 2012
Cash and cash equivalents	$204,335	$204,335	$—	—
Pension plan assets	$5,382	$—	$—	$5,382
Interest rate swap liabilities	$1,950	$—	$1,950	$—

There were no transfers of financial assets or liabilities between the classifications during 2012 or 2011.
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
If events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved. During 2009, we recorded a held for sale impairment of $1.7 million related to the real estate and building for our closed manufacturing facility in Broomfield, Colorado and a held and used impairment of $4.5 million for the closure of our manufacturing facility in Scottsdale, Arizona to reflect our long-lived assets at their lower fair value. Future impairments may be required if we close other manufacturing sites.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent quantitative analysis during the fourth quarter of 2012 and noted that the estimated fair value of our reporting unit substantially exceeded its carrying value and no qualitative factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Compensation expense for restricted stock awards was calculated based on the closing price of our common stock on the date of grant. Restricted stock awards are subject to forfeiture if a participant does not meet length of service requirements.
Performance stock units are subject to performance-based vesting requirements and generally vest based on the Company's growth in net sales and earnings per share (subject to certain adjustments) for fiscal years 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. Compensation expense is based upon our estimate of performance relative to the peer group.
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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2012 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2012 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows.
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
Foreign Currency
Our subsidiaries outside the United States typically use the United States Dollar (“USD”) as their functional currency with the exception of a subsidiary in China that uses the Chinese RMB as its functional currency. For subsidiaries that use USD as the functional currency, assets and liabilities are remeasured to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are remeasured at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are remeasured to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2012, 2011 and 2010 were calculated as follows (amounts in thousands, except per share data):

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years
	2012	2011	2010
BASIC
Net income (loss)	$(29,675)	$55,730	$59,038
Weighted-average common shares outstanding	85,837	83,916	80,797
Basic earnings (loss) per share	$(0.35)	$0.66	$0.73
DILUTED
Net income (loss)	$(29,675)	$55,730	$59,038
Weighted-average common shares outstanding for basic	85,837	83,916	80,797
Dilutive effect of stock awards	—	1,831	744
Weighted-average common shares outstanding on a diluted basis	85,837	85,747	81,541
Diluted earnings (loss) per share	$(0.35)	$0.65	$0.72

For 2012, 2011 and 2010, 5.1 million, 7.3 million and 7.4 million awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.
Out of Period Adjustments
During 2012, we identified several principally tax adjustments aggregating to $0.8 million to decrease our net income in 2012 for errors that originated in fiscal years 2011, 2010 and 2009. We assessed the materiality of these errors on our current and prior period financial statements in accordance with SEC Staff Accounting Bulletins ("SAB") No. 99 and SAB No. 108 and concluded the errors were not material to our consolidated financial statements for the current or prior annual or interim periods. The out-of-period adjustments impacted basic and diluted net income by less than $0.01 per share for fiscal year 2012. The largest of these out-of-period adjustments was recorded in the third quarter of 2012, which increased our income tax provision and reduced our net income for that quarter by $1.5 million or $0.02 per basic and diluted share.
Revision to Prior Year Consolidated Statement of Cash Flows
During 2012, we have revised our consolidated statement of cash flows to correct for an error in our 2011 presentation of excess tax benefits on stock awards. The correction resulted in an increase in cash flows from operating activities in 2011 of $7.4 million and a corresponding decrease in cash flows from financing activities for the same amount. This correction revises previously reported cash flows from operations from $139.2 million to $146.6 million and revises previously reported cash flows from financing activities from $388.0 million to $380.6 million. The revision had no impact on our total cash flows or cash and cash equivalents.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 28% of total net sales in 2012 were in the Defense & Security end market, with a very significant amount to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.
We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. We attempt to limit our credit risk exposure by performing credit evaluations of our customers and monitoring the aging of invoices. We have one customer that is a distributor of our products, primarily servicing our Defense & Security and Aerospace end markets, that accounted for approximately 20% of net sales in 2012. Any disruption with this distributor could have a material adverse effect on our business, financial condition and results of operations.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 50% for 2012, 46% for 2011 and 40% for 2010. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the FASB issued ASU No. 2010-06, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (our second quarter of fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2012). Our adoption of the provisions in this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows.
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
In December 2011, the FASB issued ASU No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently evaluating the disclosures required under this ASU.
In July 2012, the FASB issued ASU No. 2012-02, the objective of which is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity test those assets or impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The update permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as the basis for determining whether a quantitative impairment test is required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and our adoption of the provisions in this ASU did not result in a material impact on our consolidated financial position, results of operations or cash flows.

2.	ACQUISITIONS
 Zarlink Semiconductor, Inc.
During October 2011, we completed our acquisition of Zarlink through a wholly-owned subsidiary. Following the expiration of the previously announced offers for all of the issued and outstanding common shares (“Zarlink Shares”) and 6% unsecured, subordinated convertible debentures maturing September 30, 2012 (“Zarlink Debentures” and together with the Zarlink Shares, the “Zarlink Securities”) of Zarlink, we acquired all remaining Zarlink Shares and Zarlink Debentures for $623.7 million in cash through compulsory acquisitions under, respectively, the Canada Business Corporations Act and the trust indenture governing the Zarlink Debentures. We acquired Zarlink for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. Zarlink's core capabilities include timing solutions that manage time-sensitive communication applications over wireless and wired networks, line circuits supporting high-quality voice services over cable and broadband connections, and ultra low-power radios enabling new wireless medical devices and therapies. Serving the world's largest original equipment manufacturers, Zarlink's highly integrated chip solutions help customers simplify design, lower costs and reach market quickly. We sometimes refer to this division herein as “Microsemi - CMPG.”

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocated the total consideration to Zarlink's tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. During the fourth quarter of 2012, we adjusted our allocation of deferred tax assets, net. The consideration is allocated as follows (in thousands):

Cash and cash equivalents	$83,497
Accounts receivable	17,980
Inventories	28,403
Other current assets	35,655
Property and equipment	7,648
Deferred tax assets, net	27,741
Other assets	4,353
Identifiable intangible assets	210,100
Goodwill	271,757
Current liabilities	(58,379)
Other non-current liabilities	(5,085)
Total consideration	$623,670
Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$47,800	6
Customer relationships	144,600	6
Backlog	15,700	1
Trade name	2,000	2
	$210,100
Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc.
During January 2012, we acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. for $44.0 million in cash. The acquired product lines and technology are vital to the effective and efficient delivery of time-sensitive voice, data and multimedia traffic over wireless and wired networks, and will further provide our customers with the critical synchronization components required to harmonize system and network clocks, as well as the synthesis products required to distribute timing clocks throughout each system.
We allocated the total consideration to the acquired business' tangible and intangible assets and liabilities based on their estimated fair values as of the date of the completion of the transaction. The consideration is allocated as follows (in thousands):

Inventories	$2,741
Property and equipment	4
Identifiable intangible assets	12,960
Goodwill	28,509
Current liabilities	(169)
Total consideration	$44,045

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$6,000	5
Customer relationships	6,700	5
Backlog	260	1
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
The valuation of completed technology and trade names for the acquisitions noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity's revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocations described above are preliminary, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transactions could differ from the preliminary purchase price allocations and if material differences exist they could result in retrospective revision to the purchase price allocations. We utilized the straight line method of amortization for completed technology, customer relationships and trade name and the estimated fulfillment period for backlog.
Supplemental pro forma data (unaudited)
The following supplemental pro forma data summarizes the results of operations for 2012, 2011 and 2010, as if all acquisitions during these years were completed as of the first day of the fiscal year immediately preceding the acquisition. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.
The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for 2012 were adjusted to exclude $9.2 million in cost of goods sold from manufacturing profit in acquired inventory, $7.3 million in acquisition costs and $34.0 million in credit facility refinancing costs associated with the Zarlink financing. Supplemental pro forma earnings for 2011 were adjusted to include the above noted items from 2012 and exclude $5.5 million in cost of goods sold from manufacturing profit in acquired inventory, $6.3 million in acquisition costs, $14.2 million in credit facility issuance costs and $5.0 million in non-cash benefits from valuation allowance releases. Supplemental pro forma earnings for 2010 were adjusted to include the above noted items excluded from 2011. Supplemental pro forma data does not adjust the timing of the refinancing completed in the quarter ended April 1, 2012. Supplemental pro forma data is as follows (amounts in thousands, except per share data) (unaudited):

	For each of the three fiscal years in the period ended September 30, 2012 (unaudited)
	2012	2011	2010
Net sales	$1,019,329	$1,095,481	806,331
Net income	$10,002	$65,804	(89,868)
Net income per share:
Basic	$0.12	$0.78	$(1.11)
Diluted	$0.11	$0.77	$(1.11)

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	September 30, 2012	October 2, 2011
Raw materials	$39,094	$40,454
Work in progress	90,920	65,190
Finished goods	29,041	35,183
	$159,055	$140,827

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	September 30, 2012	October 2, 2011
Buildings	20-40 years	$39,310	$38,571
Machinery and equipment	3-10 years	284,925	163,566
Furniture and fixtures	5-10 years	9,908	5,902
Leasehold improvements	Shorter of asset life or life of lease	30,516	21,221
		364,659	229,260
Accumulated depreciation		(257,563)	(148,090)
Land		1,725	1,725
Construction in progress		7,325	7,027
		$116,146	$89,922

Depreciation expense was $31.3 million, $29.1 million and $19.3 million in 2012, 2011 and 2010, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 30, 2012		October 2, 2011		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$309,470	$(118,463)	$253,838	$(76,010)	2 to 15
Customer relationships	270,030	(64,885)	116,760	(21,464)	4 to 15
Backlog	46,630	(46,003)	26,900	(22,242)	1 to 2
Other	13,341	(10,129)	7,394	(3,487)	5
	$639,471	$(239,480)	$404,892	$(123,203)
Non-amortizing intangible assets
Goodwill	$790,236		$491,079

A reconciliation of our goodwill for the years ended September 30, 2012 and October 2, 2011 is as follows (in thousands):

	September 30, 2012	October 2, 2011
Beginning balance	$491,079	$270,832
Additions from acquisitions	300,266	220,291
Post-acquisition adjustments	(1,109)	(44)
Ending balance	$790,236	$491,079

Amortization expense for intangible assets in 2012, 2011 and 2010 was $104.8 million, $62.4 million and $20.2 million, respectively. Estimated amortization in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$84,818	$79,399	$73,162	$69,565	$66,400	$26,647

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	September 30, 2012	October 2, 2011
Payroll, bonus, accrued time off and other employee benefits	$43,219	$41,264
Fair value of foreign currency forward	—	11,675
Restructuring and severance	8,277	9,562
Licenses	1,688	9,636
Outside services	11,826	7,815
Interest	1,720	4,037
Warranties	2,472	2,945
Commissions	2,900	2,692
Other	8,122	11,452
	$80,224	$101,078

7.	INCOME TAXES
Pretax income (loss) was generated from the following sources (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2012
	2012	2011	2010
Domestic	$(88,964)	$(40,359)	$(19,878)
Foreign	74,239	62,408	74,909
Total	$(14,725)	$22,049	$55,031

The provision (benefit) for income taxes consisted of the following components (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2012
	2012	2011	2010
Current:
Federal	$(16)	$314	$(17,830)
State	228	10	533
Foreign	3,458	8,324	7,345
Deferred:
Federal	5,061	(25,962)	5,352
State	2,255	(1,609)	373
Foreign	3,964	(14,758)	220
	$14,950	$(33,681)	$(4,007)

We recorded a provision for income taxes of $15.0 million on pretax loss of $14.7 million in 2012 compared to a benefit for income taxes of $33.7 million on pre-tax income of $22.0 million in 2011. During 2012, we generated tax expense of $15.0 million primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to reduce deferred tax assets. During 2011, the income tax benefit we generated was primarily due to the release of the entire valuation allowance on our Israeli operations, and due to the release of valuation allowance resulting from the recording of the deferred tax liability related to acquisitions completed during the year. We had cumulative operating losses for the three years ended in 2012 for our U.S. operations and several foreign operations and accordingly, have reflected a full valuation allowance on our U.S. and such foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010 we decreased our valuation allowance by $15.6 million primarily due to the utilization of certain foreign net operating losses and the recording of the deferred tax liability related to the acquisition of White Electronic Designs Corporation.
During fiscal year 2011 we released the remaining valuation allowance related to our Israel operation, based on evaluation of key positive and negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.
During fiscal year 2012 we increased the valuation allowance by $194.7 million, which primarily related to the acquisition of Zarlink Semiconductor, Inc. during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition.
We have federal and state net operating losses (“NOLs”) of approximately $209.6 million and $140.7 million that begin expiring in 2021 and 2014, respectively. Of the total NOL carryforward, $8.2 million related to the excess tax benefit from employee stock compensation and stockholders' equity will increase by $8.2 million if and when such excess tax benefits are ultimately realized. We have foreign NOLs of approximately $245.6 million that carry forward indefinitely. We have federal and state research and experimentation credits of approximately $19.2 million and $40.5 million, respectively. We have federal foreign tax credits of approximately $2.6 million. We have federal and state enterprise zone credits, state investment tax credits, and alternative minimum tax credits totaling $4.1 million that carry forward indefinitely.
The utilization of the NOLs and credits acquired with the acquisitions of Advance Power Technology, Inc. in 2006, White Electronic in 2010, Actel Corporation, AML Corporation, and ASIC Advantage, Inc., each in 2011, and Zarlink Semiconductor, Inc. in 2012, may be subject to limitations due to change in control.
No provision has been made for future U.S. income taxes on undistributed earnings of foreign operations since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable, as such liability is dependent upon a number of factors, including U.S. foreign tax credit position that would exist at the time any remittance would occur. At the end of fiscal years 2012 and 2011, these undistributed earnings aggregated approximately $311.3 million and $253.8 million, respectively.
The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense (amounts in thousands):

	For each of the three fiscal years in the period ended September 30, 2012
	2012	2011	2010
Tax computed at federal statutory rate	$(5,153)	$7,717	$19,261
State taxes, net of federal impact	(3,244)	(7,023)	2,147
Foreign income taxed at different rates	(18,207)	(9,830)	(14,621)
Tax credits	(1,096)	(4,234)	(3,025)
Stock award compensation	295	347	3,288
Unrecognized tax benefits	1,981	1,541	2,325
Executive compensation	—	444	1,312
U.S. tax on foreign income	2,767	—	212
Income tax return to provision	(3,153)	55	(347)
Non-deductible permanent items	1,682	2,748	862
Pre-acquisition loss carryforwards	(4,043)	(2,298)	—
Other differences, net	9	(261)	195
Valuation allowance	43,112	(22,887)	(15,616)
	$14,950	$(33,681)	$(4,007)

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2012	October 2, 2011
Accounts receivable, net	$925	$1,159
Inventories	12,109	22,041
Accrued employee benefit expenses	5,230	6,209
Net operating losses	142,986	32,095
Tax credits	137,628	31,051
Accrued other expenses	7,776	9,296
Deferred equity compensation	14,111	12,075
Property and equipment, net	3,152	(465)
Other assets	17,155	7,822
Total deferred tax assets	341,072	121,283
Intangible assets	(101,250)	(96,624)
Total deferred tax liabilities	(101,250)	(96,624)
Less valuation allowance	(211,530)	(16,803)
	$28,292	$7,856

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	September 30, 2012	October 2, 2011	October 3, 2010
Beginning gross unrecognized tax benefits	$32,370	$21,719	$16,431
Additions based on tax positions related to the current year	12,786	2,665	4,757
Additions based on current year acquisitions	10,615	8,164	349
Additions based on tax positions of prior years	2,436	382	2,408
Reductions for lapses and settlements	(191)	(560)	(2,226)
Ending gross unrecognized tax benefit	$58,016	$32,370	$21,719

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended September 30, 2012, October 2, 2011, and October 3, 2010, we recognized approximately $2.0 million, $0.7 million, and $0.2 million, respectively, in interest and penalties. The cumulative interest and penalties at September 30, 2012, October 2, 2011, and October 3, 2010 were $6.0 million, $4.2 million, and $3.5 million, respectively.
Unrecognized tax benefits of $52.4 million (including interest) at September 30, 2012 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $10.1 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2012 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2012 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.

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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi's consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a Eurodollar Rate loan and is subject to an interest rate of 4.00% as of September 30, 2012.
As of September 30, 2012, we had $776.0 million borrowed under the term loan facility and no borrowings under the revolving facility. The amended term loan facility matures in February 2018 and principal amortizes at $8.1 million per year. During the quarter ended September 30, 2012, we completed an optional principal prepayment of $30.0 million and in October 2012 we made an additional principal payment of $25.0 million. While there are currently no scheduled principal repayments on the term loan facility until 2016, our credit agreement stipulates an annual payment of a percentage of Excess Cash Flow beginning after 2013. The ECF Percentage is between 0% and 50% depending on our Consolidated Leverage Ratio as of the end of a fiscal year.
The scheduled principal payments under our term loan at September 30, 2012 were (amounts in thousands):

Fiscal Year
2013	2014	2015	2016	2017	Thereafter
—	—	—	4,425	8,100	763,450
Pursuant to the Third Amended and Restated Credit Agreement, Microsemi can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million as of September 30, 2012.
Microsemi expects to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on Microsemi's consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then Microsemi expects to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of September 30, 2012.
Interest Rate Swap Agreements
In connection with the original Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for 2.0 years, $121.0 million at 1.83% for 3.0 years and $24.0 million at 2.21% for 4.0 years. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $1.9 million as of September 30, 2012 and $2.8 million as of October 2, 2011. We reflect the change in fair value of the swaps through other income (expense), net and recorded $0.9 million in 2012 and $(2.8) million in 2011.
 Fair Value Option
We elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011 which we extinguished in October 2011. We classified term loan balances currently outstanding under our original Credit Agreement as Level 2 where valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Our valuations are based on market quotes provided to us by MSSF.
We determined the fair value of the term loan balance as of October 2, 2011 to be $361.0 million compared to a par value of $372.2 million. Subsequent to entering into Amendment No. 2 to the Credit Agreement, we did not elect the fair value option on term loan balances and outstanding at par. We extinguished the existing term loan balance at par and recorded an expense of $11.2 million in other income (expense), net. At September 30, 2012, the par and carrying value of the term loan balance was $776.0 million and the fair value was $783.8 million.
Foreign Currency Forward
In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We agreed to purchase CAD 623.0 million for $608.2 million that settled in October 2011. We classified interest rate forward balances as Level 1 fair value measurements where there are quoted prices in active markets for identical instruments. We determined the fair value of our foreign currency forward agreement based on a corresponding quote from the counterparty to the forward transaction. As the forward currency forward contract did not qualify for hedge accounting, we reflected the change in fair value of the swap through other income (expense), net. At October 2, 2011, we recorded a current liability and corresponding expense of $11.7 million for the change in fair value. During the quarter ended January 1, 2012, we recorded income of $15.4 million related to the settlement of this forward. As our only foreign currency forward agreement settled in the quarter ended January 1, 2012, we did not record a fair value adjustment subsequent to the quarter ended January 1, 2012.

9.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of (amounts in thousands):

	September 30, 2012	October 2, 2011
Unrecognized tax benefits	18,427	14,466
Accrued retirement	4,484	4,063
Capital leases	2,889	3,005
Interest rate swaps	1,919	2,808
Environmental	406	314
Other	20,931	8,352
Total	$49,056	$33,008

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease a building in Santa Ana, California, under a long-term capital lease obligation. Building and equipment under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets.
The contractual obligations under our capital leases at September 30, 2012 were (amounts in thousands):

Fiscal Year
2013	2014	2015	2016	2017	Thereafter
$292	$308	$293	$293	$293	$1,702

10.	STOCK-BASED COMPENSATION
Stock Based Compensation
In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the amended aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a full-value award to 2.41; d) terminated the evergreen provision in the original plan; and e) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years.
At September 30, 2012, unamortized compensation expense related to unvested stock awards, net of estimated forfeitures, was $40.2 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.3 years.
Remaining shares available for grant at September 30, 2012, October 2, 2011 and October 3, 2010 under the 2008 Plan were 16.0 million, 6.4 million and 6.9 million, respectively.
Stock Options and Stock Appreciation Rights
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in thousands):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at September 27, 2009	10,663	$20.48	$11,356	4.3
Assumed from acquisition	28	$13.87
Exercised	(464)	$10.35	$2,683
Forfeited	(1,001)	$23.43
Outstanding at October 3, 2010	9,226	$20.65	13,156	3.4
Granted	12	$23.69
Assumed from acquisition	3,120	$13.56
Exercised	(2,155)	$13.90	$18,558
Forfeited	(729)	$20.88
Outstanding at October 2, 2011	9,474	$19.84	$12,684	3.1
Exercised	(1,933)	$16.82	$7,619
Forfeited	(567)	$24.99
Outstanding at September 30, 2012	6,974	$20.26	$21,557	2.5
Exercisable at September 30, 2012	6,754	$20.50	19,968	2.4
Exercisable and expected to vest after September 30, 2012	6,973	$20.26	$21,558	2.5
In connection with the acquisitions of Actel and Asic Advantage in 2011 and White Electronic Designs Corporation in 2010, we assumed stock options and stock appreciation rights and converted them to Microsemi awards in accordance with the respective merger agreement.
Quantity and weighted-average exercise prices related to stock options and stock appreciation rights stratified by exercise price are as follows (quantity in thousands):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than $10.00	374	$6.61	396	$6.57
$10.00 to $20.00	2,446	$13.97	2,638	$13.92
Greater than $20.00	3,934	$25.88	3,940	$25.88
	6,754	$20.50	6,974	$20.26
Weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows. There were no stock options or stock appreciation rights granted in 2012.

Fiscal Year Ended	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
October 3, 2010	$5.25	0.2%	—%	0.5	34.3%
October 2, 2011	$7.42	0.2%	—%	1.1	41.6%
Restricted Stock Awards
Compensation expense for restricted stock awards was calculated based on the closing price of our common stock on the date of grant. Restricted stock awards are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest on grant date in accordance with our director compensation policy.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows (quantity in thousands):

	Quantity	Weighted-Average Grant Price
Outstanding at September 27, 2009	1,620	$22.21
Granted	1,398	$14.99
Vested	(1,060)	$22.09
Assumed from acquisition	2	$16.95
Forfeited	(44)	$16.37
Outstanding at October 3, 2010	1,916	$17.14
Granted	1,624	$20.88
Assumed from acquisition	252	$19.90
Vested	(1,265)	$17.98
Forfeited	(177)	$18.82
Outstanding at October 2, 2011	2,350	$19.44
Granted	1,656	$19.41
Vested	(1,281)	$19.27
Forfeited	(70)	$19.34
Outstanding at September 30, 2012	2,655	$19.51
In connection with the acquisitions of Actel in 2011 and White Electronic Designs Corporation in 2010, we assumed restricted stock awards and converted them to Microsemi awards in accordance with the respective merger agreement.
Performance Units
Performance stock units are subject to performance-based vesting requirements and are reported at target levels. These performance-based awards will generally vest based on the Company's growth in net sales and earnings per share (subject to certain adjustments) for fiscal years 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. Compensation expense is based upon our estimate of performance relative to the peer group. Half of each performance-based award opportunity will be subject to the growth in net sales metric for the performance period and half will be subject to the growth in earnings per share metric for the performance period. None of the units related to a particular metric will vest if the Company's performance ranking using that metric is lower than the 30th percentile relative to the peer group for the performance period, and the maximum number of units related to a particular metric that will vest is capped at 200% of the “target” number of units subject to the award related to that metric (half the total target number of units subject to the total performance-based award). This maximum vesting level will be achieved only if the Company's performance ranking using that metric is equal to or greater than the 95th percentile relative to the peer group for the performance period. The “target” number of units subject to an award related to a particular metric (half the total target number of units subject to the total performance-based award) will vest only if the Company's performance ranking using that metric is at the 70th percentile of the peer group for the performance period. Thirty percent of the target number of units may vest based on performance for fiscal 2012, with the majority of each award subject to the long-term two year performance period (fiscal years 2012 and 2013). During fiscal year 2012, we granted 0.4 million performance units at a weighted-average grant price of $17.77. During 2012, we recognized $7.1 million in expense related to performance units. There were no performance units granted prior to 2012.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	EMPLOYEE BENEFIT PLANS
We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We suspended the employer match to this plan during 2009. In 2012, we reinstated the employer match and also made a non-elective employer contribution. During 2012, employer contributions were $4.3 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed a pension plan in Germany related to our acquisition of Microsemi - CMPG in 2012 that covers employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under this plan.  The pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. As of September 30, 2012, the fair value of plan assets was $5.3 million and benefit obligations were of $7.2 million. During 2012, we recorded an unrealized actuarial loss on pension benefits of $1.2 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 4.0% to 3.2% and a reduction in the expected rate of return on plan assets from 4.8% to 4.0%. There are no employer contributions expected in the next twelve months.

12.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

Payments due by period
2013	2014	2015	2016	2017	Thereafter
$18,596	$16,971	$15,635	$14,432	$12,528	$38,630

Lease expense charged to income was $21.4 million, $13.6 million and $7.8 million in 2012, 2011 and 2010, respectively.
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
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.4 million and $1.5 million at September 30, 2012 and October 2, 2011, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13.	RESTRUCTURING CHARGES AND SEVERANCE CHARGES
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

	Employee Severance	Facility Termination Costs	Total
Balance at October 2, 2011	$355	$7,328	$7,683
Cash expenditures	(238)	(1,480)	(1,718)
Balance at September 30, 2012	$117	$5,848	$5,965

At October 2, 2011, we had recorded severance accruals of $2.7 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi - CMPG, for severance and retention payments totaling $8.7 million in 2012 and also assumed a fair value of $9.8 million in pre-acquisition liabilities recorded by Microsemi - CMPG. Severance covered approximately 300 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020.
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

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2011	$2,723	$—	$—	$2,723
Assumed from acquisition	8,215	1,582	—	9,797
Provisions	9,063	561	1,522	11,146
Reversal of prior provision	(1,112)	(1,260)	(108)	(2,480)
Cash expenditures	(16,747)	(601)	(1,414)	(18,762)
Other non-cash settlement	(20)	(92)	—	(112)
Balance at September 30, 2012	$2,122	$190	$—	$2,312

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SEGMENT INFORMATION
We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Communications, Defense & Security, Aerospace and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.
Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	2012	2011	2010
Net Sales:
United States	$565,931	$508,145	$243,822
Europe	290,265	132,145	125,209
Asia	156,299	195,564	149,237
Total	$1,012,495	$835,854	$518,268

Communications	$311,952	$148,792	$116,369
Defense & Security	286,430	299,503	208,098
Aerospace	212,293	212,127	107,587
Industrial	201,820	175,432	86,214
Total	$1,012,495	$835,854	$518,268

Property and equipment, net by geographic area are as follows (amounts in thousands):

	2012	2011	2010
United States	$93,496	$69,647	$55,737
Europe	13,253	12,632	14,212
Asia	7,912	7,643	5,964
Other	1,485	—	—
Total	$116,146	$89,922	$75,913

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2012
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$263,074	$259,195	$249,306	$240,920
Gross profit	$150,426	$144,593	$131,868	$125,736
Net income (loss)	$11,593	$8,126	$(4,792)	$(44,602)
Basic earnings (loss) per share	$0.13	$0.09	$(0.06)	$(0.52)
Diluted earnings (loss) per share	$0.13	$0.09	$(0.06)	$(0.52)

	Quarters ended in fiscal year 2011
	October 2, 2011	July 3, 2011	April 3, 2011	January 2, 2011
Net sales	$227,291	$216,722	$207,490	$184,351
Gross profit	$129,875	$123,631	$92,636	$95,029
Net income (loss)	$43,376	$32,778	$(19,128)	$(1,296)
Basic earnings (loss) per share	$0.51	$0.39	$(0.23)	$(0.02)
Diluted earnings (loss) per share	$0.50	$0.38	$(0.23)	$(0.02)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
October 3, 2010	$2,302	$425	$—	$(749)	$1,978
October 2, 2011	$1,978	$690	$—	$(519)	$2,149
September 30, 2012	$2,149	$(497)	$—	$(29)	$1,623
Tax valuation allowance
October 3, 2010	$53,220	$(15,616)	$—	$—	$37,604
October 2, 2011	$37,604	$(22,887)	$2,086	$—	$16,803
September 30, 2012	$16,803	$43,112	$151,615	$—	$211,530

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures.
As of September 30, 2012, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION
Inapplicable.
PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 30, 2012. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the heading “Audit Matters.”
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
John W. Hohener
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Dated: November 20, 2012

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

Signature	Title	Date

/s/ Dennis R. Leibel	Chairman of the Board	November 20, 2012
Dennis R. Leibel

/s/ James J. Peterson	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2012
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 20, 2012
John W. Hohener

/s/ Thomas R. Anderson	Director	November 20, 2012
Thomas R. Anderson

/s/ William E. Bendush	Director	November 20, 2012
William E. Bendush

/s/ Paul F. Folino	Director	November 20, 2012
Paul F. Folino

/s/ William L. Healey	Director	November 20, 2012
William L. Healey

/s/ Matthew E. Massengill	Director	November 20, 2012
Matthew E. Massengill

/s/ James V. Mazzo	Director	November 20, 2012
James V. Mazzo
.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated October 2, 2010, by and among Microsemi Corporation, Artful Acquisition Corp. and Actel Corporation(17)

2.2	Support Agreement, dated September 21, 2011, by and among 0916753 B.C. ULC, Microsemi Corporation and Zarlink Semiconductor Inc.(22)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(20)*

3.2	Second Amended and Restated Bylaws of Microsemi Corporation(24)*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation(7)

10.1	Microsemi Corporation 1987 Stock Plan, and amendments thereto(5)*

10.1.1	Form of Employee Stock Option Agreement prior to August 17, 2004(4)*

10.1.2	Form of Employee Stock Option Agreement from and after August 17, 2004(4)*

10.1.3	Form of Employee Stock Option Agreement from and after September 26, 2005(6)*

10.1.4	Form of Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.5	Form of Employee Stock Option Agreement from and after March 28, 2006(10)*

10.1.6	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(2)*

10.1.8	Form of Amendment of Eligible Unvested Options(5)*

10.1.9	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(11)*

10.1.10	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(12)*

10.1.11	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(12)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended(13)*

10.2.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.2.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.2.3	Form of Notice of Performance Stock Unit Award(28)*

10.3	Microsemi Corporation Cash Bonus Plan(14)*

10.4	Microsemi Corporation 2007 Executive Cash Bonus Plan(11)*

10.5	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation(14)*

10.5.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreement(15)*

10.5.2	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(16)*

10.6	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (16)*

10.7	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(16)*

10.8	Supplemental Executive Retirement Plan(1)*

10.9	Supplemental Medical Plan(4)*

10.10	Summary of Compensation Arrangements for Named Executive Officers†

10.11	Directors’ Compensation Policy(19)

10.12	Board Member Retirement Process(3)*

10.13	Form of Officers and Directors Indemnification Agreement(13)*

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(9)

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

10.16.2
Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein(23)

10.16.3
Amendment No. 3 to Credit Agreement, dated as of February 17, 2012, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein.(26)

10.16.4	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc.(27)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2012†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2012†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2012†

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(5)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.

(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 4, 2010.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(21)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011.
(22)	Incorporated by reference to the indicated Exhibit to Amendment No. 3 to the Schedule 14D-1F filed by Microsemi Corporation with the Commission on September 26, 2011.
(23)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011.
(24)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2011.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012).
(27)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012).
(28)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2012.