Form 10-Q
period 2012-12-30
MICROSEMI CORP
filed 2013-01-30
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 30, 2012
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

_______________________________________________
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

The number of outstanding shares of Common Stock on January 16, 2013 was 91,265,215.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	demand, growth and sales expectations for our products;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effect of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	the uncertainty of litigation, the costs and expenses of litigation, and the potential material adverse effect litigation could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•	expectation that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The unaudited consolidated statements of operations and comprehensive income for the quarter ended December 30, 2012 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the quarter ended December 30, 2012, and the comparative unaudited consolidated financial statements for the corresponding period of the prior year, together with the unaudited balance sheets as of December 30, 2012 and September 30, 2012, are included herein.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited, amounts in thousands)

	December 30, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$203,283	$204,335
Accounts receivable, net of allowance for doubtful accounts of $1,449 at December 30, 2012 and $1,623 at September 30, 2012	159,436	153,190
Inventories, net	158,888	159,055
Deferred income taxes, net	20,361	20,361
Other current assets	23,409	24,400
Total current assets	565,377	561,341
Property and equipment, net	116,609	116,146
Goodwill	790,236	790,236
Intangible assets, net	378,283	399,991
Deferred income taxes, net	33,551	33,066
Other assets	33,905	33,850
TOTAL ASSETS	$1,917,961	$1,934,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,048	$75,351
Accrued liabilities	71,486	80,224
Current maturity of long-term liabilities	849	903
Total current liabilities	140,383	156,478
Credit facility	750,975	775,975
Deferred income taxes	25,131	25,135
Other long-term liabilities	46,629	49,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 91,099 issued and outstanding at December 30, 2012 and 90,282 issued and outstanding at September 30, 2012	18,220	18,056
Capital in excess of par value of common stock	691,198	678,905
Retained earnings	245,982	231,768
Accumulated other comprehensive (loss)	(557)	(743)
Total stockholders’ equity	954,843	927,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,917,961	$1,934,630

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended
	December 30, 2012	January 1, 2012
Net sales	$247,598	$240,920
Cost of sales	105,025	115,184
Gross profit	142,573	125,736
Operating expenses:
Selling, general and administrative	51,353	54,716
Research and development costs	43,176	39,601
Amortization of intangible assets	21,710	24,862
Restructuring and severance charges	850	7,225
Total operating expenses	117,089	126,404
Operating income (loss)	25,484	(668)
Other income (expenses):
Interest expense	(8,404)	(11,980)
Interest income	43	141
Other, net	54	(32,404)
Total other expense	(8,307)	(44,243)
Income (loss) before income taxes	17,177	(44,911)
Provision (benefit) for income taxes	2,963	(309)
Net income (loss)	$14,214	$(44,602)
Earnings (loss) per share:
Basic	$0.16	$(0.52)
Diluted	$0.16	$(0.52)
Weighted-average common shares outstanding:
Basic	88,535	85,217
Diluted	90,062	85,217

Net income (loss)	$14,214	$(44,602)
Other comprehensive income (loss), net of tax:
Translation adjustment, net of tax	230	(291)
Unrealized actuarial loss on pension benefits, net of tax	(44)	—
Other comprehensive income (loss)	186	(291)

Total comprehensive income (loss)	$14,400	$(44,893)

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(unaudited, amounts in thousands)

	Quarter Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income (loss)	$14,214	$(44,602)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,047	33,316
Provision for doubtful accounts	(174)	(91)
Amortization of deferred financing cost	344	—
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,893
Deferred income taxes	(489)	(509)
Charge for stock based compensation	8,083	7,531
Effect of fair value option on credit facility issuance and refinancing costs	—	28,031
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	(6,072)	(10,304)
Inventories	167	5,709
Other current assets	991	33,791
Other assets	(323)	(6,813)
Accounts payable	(6,503)	(607)
Accrued liabilities	(8,738)	(44,076)
Other long-term liabilities	(2,438)	19,642
Net cash provided by operating activities	28,109	19,210
Cash flows from investing activities:
Purchases of property and equipment	(8,535)	(12,446)
Settlement of foreign currency forward	—	3,701
Payments for acquisitions, net of cash acquired	—	(540,285)
Net cash used in investing activities	(8,535)	(549,030)
Cash flows from financing activities:
Repayments of credit facility	(25,000)	(51,600)
Credit facility issuance costs	—	(31,031)
Proceeds from credit facility	—	849,600
Extinguishment of debt	—	(372,188)
Net proceeds from stock awards	4,374	1,878
Net cash (used in) provided by financing activities	(20,626)	396,659
Net decrease in cash and cash equivalents	(1,052)	(133,161)
Cash and cash equivalents at beginning of period	204,335	266,631
Cash and cash equivalents at end of period	$203,283	$133,470

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
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
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended
	December 30, 2012	January 1, 2012
BASIC
Net income (loss)	$14,214	$(44,602)
Weighted-average common shares outstanding	88,535	85,217
Basic earnings (loss) per share	$0.16	$(0.52)
DILUTED
Net income (loss)	$14,214	$(44,602)
Weighted-average common shares outstanding for basic	88,535	85,217
Dilutive effect of stock awards	1,527	—
Weighted-average common shares outstanding on a diluted basis	90,062	85,217
Diluted earnings (loss) per share	$0.16	$(0.52)

For the quarter ended December 30, 2012, 5.0 million stock awards were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter ended January 1, 2012, all 11.8 million stock awards were excluded as we reported a net loss.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Revision to Prior Year Consolidated Statement of Cash Flows
During 2013, we have revised our consolidated statement of cash flows to correct for an error in our 2012 presentation of excess tax benefits on stock awards. The correction resulted in an increase in cash flows from operating

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities in for quarter ended January 1, 2012 of $0.4 million and a corresponding decrease in cash flows from financing activities for the same amount. The revision had no impact on our total cash flows or cash and cash equivalents.
Recently Issued Accounting Standards
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently evaluating the disclosures required under this ASU.

2.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	December 30, 2012	September 30, 2012
Raw materials	$36,591	$39,094
Work in progress	91,727	90,920
Finished goods	30,570	29,041
	$158,888	$159,055

3.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	December 30, 2012	September 30, 2012
Amortizable intangible assets
Completed technology	$181,245	$191,007
Customer relationships	194,470	205,145
Backlog	13	627
Other	2,555	3,212
	$378,283	$399,991
Non-amortizing intangible assets
Goodwill	$790,236	$790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Amortization expense	$83,615	$77,648	$71,906	$69,138	$57,214	$18,762

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	December 30, 2012	September 30, 2012
Payroll, bonus, accrued time off and other employee benefits	$29,290	$43,219
Outside services	10,477	11,826
Restructuring and severance	8,078	8,277
Income taxes	4,420	1,036
Licenses	4,555	1,688
Commissions	3,282	2,900
Warranties	2,414	2,472
Interest	1,741	1,720
Other	7,229	7,086
	$71,486	$80,224

5.	INCOME TAXES
For the quarters ended December 30, 2012 and January 1, 2012, we recorded an income tax provision of $3.0 million and an income tax benefit of $0.3 million, respectively. The difference in our effective rate from the U.S. statutory rate of 35 percent primarily reflects the ratio of domestic and international pre-tax income. The effective tax provision for the quarter ended December 30, 2012 was the combined calculated tax expenses/benefits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2007 through 2012 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions.  Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on anticipated settlements and federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $13.9 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits.  The Internal Revenue Service (“IRS”) is currently examining the Company's income tax returns for fiscal years 2007 through 2009. As of December 30, 2012, the IRS has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectation.

6.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”) and the lenders referred to therein (as amended, the “Third Amended and Restated Credit Agreement”). In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided $860.0 million in senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi's consolidated leverage ratio. For term loans, the current

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a Eurodollar Rate loan and is subject to an interest rate of 4.00% as of December 30, 2012.
As of December 30, 2012, we had $751.0 million borrowed under the term loan facility and no borrowings under the revolving facility. The fair value of our term loan balance was $756.6 million based on a market quote provided to us by MSSF and considering this valuation to be as Level 2.
The amended term loan facility matures in February 2018 and principal amortizes at $8.1 million per year. During the quarter ended December 30, 2012, we completed an optional principal prepayment of $25.0 million. While there are currently no scheduled principal repayments until the maturity date, our credit agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF") beginning after 2013. The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
Pursuant to the Third Amended and Restated Credit Agreement, we can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million as of December 30, 2012.
We expect to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on our consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of December 30, 2012.
Interest Rate Swap Agreements
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for 2.0 years, $121.0 million at 1.83% for 3.0 years and $24.0 million at 2.21% for 4.0 years. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $1.6 million as of December 30, 2012 and $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.3 million in the first quarter of 2013 and expense of $0.3 million in the first quarter of 2012.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values and includes the following classifications:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2012
Cash and cash equivalents	$204,335	$204,335	$—	—
Pension plan assets	$5,382	$—	$—	$5,382
Interest rate swap liabilities	$1,950	$—	$1,950	$—

December 30, 2012
Cash and cash equivalents	$203,283	$203,283	$—	$—
Pension plan assets	$5,588	$—	$—	$5,588
Interest rate swap liabilities	$1,604	$—	$1,604	$—

Pension plan assets are insurance contracts with insurance payments are guaranteed by the insurer and the security fund for insurance companies in Germany. There were no transfers of financial assets or liabilities between the classifications during the quarters ended December 30, 2012 and January 1, 2012.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	SEGMENT INFORMATION
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
Net sales by the originating geographic area and by estimated end market are as follows (amounts in thousands):

	Quarter Ended
	December 30, 2012	January 1, 2012
Net Sales:
United States	$97,673	$153,281
Europe	74,078	33,228
Asia	75,847	54,411
Total	$247,598	$240,920

Communications	$76,738	$75,124
Defense & Security	75,622	69,115
Aerospace	48,224	49,123
Industrial	47,014	47,558
Total	$247,598	$240,920

Property and equipment, net by geographic area are as follows (amounts in thousands):

	December 30, 2012	September 30, 2012
United States	$93,458	$93,496
Europe	13,642	13,253
Asia	8,118	7,912
Other	1,391	1,485
Total	$116,609	$116,146

9.	STOCK-BASED COMPENSATION
Stock Based Compensation
In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the amended aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a full-value award to 2.41; d) terminated the evergreen provision in the original plan; and e) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarters ended December 30, 2012 and January 1, 2012, stock-based compensation expense decreased operating income by $8.1 million and $7.5 million, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The quantity of restricted shares and performance stock units at target levels and their weighted-average fair value are as follows (quantity in thousands):

Quarter Ended	Quantity	Fair Value per Award
January 1, 2012
Restricted shares	524	$16.27
Performance stock units	350	$17.77
December 30, 2012
Restricted shares	380	$20.00
Performance stock units	350	$21.62
Restricted Shares
Compensation expense for restricted shares was calculated based on the closing price of our common stock on the date of grant and are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
Performance Stock Units
Performance stock units granted in 2012 will vest based on the Company's growth in net sales and earnings per share (subject to certain adjustments) for 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. For these performance stock units, 50% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 50% will be subject to the earnings per share metric for the performance period.
Performance stock units granted in 2013 will vest based on the Company achieving net sales and earnings per share (subject to certain adjustments) levels for 2013, 2014 and 2015. For these performance stock units, 25% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 75% will be subject to the earnings per share metric for the performance period.
Compensation expense is based upon either our estimate of performance relative to a peer group for the 2012 grant and our expected performance over the performance period for the 2013 grant. The maximum percentage for a particular metric is 200% of the “target” number of units subject to the award related to that metric. For performance stock units granted in 2013, the maximum percentage is further adjusted by the Company's total shareholder return relative to a peer group selected by the Compensation Committee, up to a maximum of 125%.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	RESTRUCTURING CHARGES AND SEVERANCE CHARGES
In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. For Scottsdale, facility termination costs relate primarily to the remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Facility Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(392)	(392)
Balance at December 30, 2012	$—	$5,456	$5,456

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi - CMPG, for severance totaling $1.0 million for the quarter ended December 30, 2012. Provisions for severance in the quarter ended December 30, 2012 covered approximately 50 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	850	103	14	967
Cash expenditures	(731)	(175)	(14)	(920)
Other non-cash settlement	263	—	—	263
Balance at December 30, 2012	$2,504	$118	$—	$2,622

11.	COMMITMENTS AND CONTINGENCIES
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
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.3 million and $1.4 million at December 30, 2012 and September 30, 2012, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. In January 2013, the parties this matter as it pertains to Microsemi and the action against us was dismissed by the court.  The resolution of this matter did not have a material adverse effect on our financial position, results of operations or cash flows.
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
This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in its entirety.
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
Recent industry leading innovations include:

•
The industry's first advanced front-end power device ICs for high-power HDBase-T and four-pair PoE applications, representing the only solution that is compliant with Power-over-HDBaseT and receives up to 95 watts using an internal field-effect transistor;

•
A 5 gigahertz LX5509 power amplifier (PA) for IEEE 802.11ac-also known as fifth generation Wi-Fi-wireless access points and media devices, which is the first commercially available PA that can transmit at similar power levels in both IEEE 802.11n and IEEE 802.11ac networks;

•
Its first family of clock distribution differential fan-out buffers, which supports clock rates of up to 750 megahertz; two types of outputs, low voltage positive emitter coupled logic (LVPECL) and low voltage differential signaling (LVDS); and multiple fan-out ratios;

•
The addition of the Extended Flow (E Flow) to its RT ProASIC®3 FPGA device family, providing additional screening options and a higher level of reliability assurance required in many critical space applications;

•
PD-9001GR, a single-port 802.3at PoE midspan providing one of the highest levels of energy-efficiency and one of the industry's  smallest midspan devices, which complies with IEEE802.3at standards for delivering up to 30 W of power to network devices such as WLAN access points, IP cameras and VoIP, and is also designed for emerging high power applications;

•
A new family of 1200 volt Schottky diodes based on silicon carbide ("SiC") material and technology, which are targeted at a wide range of industrial applications including solar inverters, welding, plasma cutters, fast vehicle charging, oil exploration, and other high power, high voltage applications where power density, higher performance and reliability are important;

•
Expanding its family of RF transistors based on gallium nitride on SiC technologies with a new S-band 500 W RF device-the 2729GN-500-which is targeted at high-power air traffic control airport surveillance radar (ASR) applications;

•	The world's first monolithic silicon germanium RF front-end device for the 5th generation of Wi-Fi devices based on IEEE 802.11ac standard;

•
Two new cost-reduced versions of its transient voltage suppressor devices in its patented plastic large area device (PLAD) package featuring a lower cost 15 kilowatt MPLAD15KP and 30 kW MPLAD30KP TVS families which meet lightning-protection requirements in aircraft, including the multi-stroke standard (RTCA DO-160E), that have grown in importance as a result of the introduction and growing use of composite body airframes;

•
A new ultra low power RF transceiver for short-range wireless applications where power consumption is of utmost importance, with only 2 milliamps of current required to transmit and receive data, enabling extremely long battery life and miniaturization;

•
Its ZL880 series, a fourth generation subscriber line chipset featuring low power, dual-channel wideband foreign exchange service (FXS) voice solutions for broadband residential gateways, cable embedded multimedia terminal adapters (eMTAs) and fiber to the premise (F TTX) applications; and

•
SECURRE-Stor™, a highly secure, encrypted 2.5-inch SATA solid state drive designed to provide exceptional data protection for commercial, banking/financial, medical, industrial and smart grid applications. SECURRE-Stor has achieved the federal information processing standard (FIPS) AES 256 encryption certification and is available in 64- and 128-gigabyte storage densities.

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
Net sales increased $6.7 million or 3% to $247.6 million for the quarter ended December 30, 2012 ("Q1 2013") from $240.9 million for the quarter ended January 1, 2012 ("Q1 2012").
Gross profit increased $16.8 million to $142.6 million (57.6% of net sales) for Q1 2013 from $125.7 million (52.2% of net sales) for Q1 2012. The increase in gross profit was primarily a result of contributions from the acquisition of Zarlink Semiconductor, Inc. (we sometimes refer to this division herein as “Microsemi – CMPG"), margin improvements resulting from integration and cost improvement activities and acquisition-related inventory charges in Q1 2012 of $6.1 million.

Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.”) In response to the impact of flooding at subcontractor facilities in Thailand in the first quarter of fiscal year 2012, we implemented plans that moved production to other facilities outside the affected area. We believe that current production capabilities at these other facilities can compensate in the near future for the loss of production in the flooded facilities in Thailand and that we have recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand could continue to affect our revenue, consolidated financial position, results of operations and cash flows.
We closed our Scottsdale facility during the second quarter of 2011. We may make further specific determinations to consolidate, close, sell or divest additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.
Markets
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

•
Aerospace - Products in this end market include offerings such as JAN, JANTX, JANTXV and JANS high-reliability semiconductors and modules, as well as analog mixed-signal products including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, small signal analog integrated circuits, relays, small signal transistors, SCRs, MOSFETs, IGBTs and FPGAs. These products are utilized in a variety of applications including electronic applications for large aircrafts and regional jets, commercial radar and communications, satellites, cockpit electronics, and other power conversion and related systems in space and aerospace platforms.

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

Restructuring and Severance Charges
In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. For Scottsdale, facility termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Facility Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(392)	(392)
Balance at December 30, 2012	$—	$5,456	$5,456

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi - CMPG, for severance and retention payments totaling $1.0 million for the quarter ended December 30, 2012. Provisions for severance in the quarter ended December 30, 2012 covered approximately 50 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	850	103	14	967
Cash expenditures	(731)	(175)	(14)	(920)
Other non-cash settlement	263	—	—	263
Balance at December 30, 2012	$2,504	$118	$—	$2,622
RESULTS OF OPERATIONS
Net sales increased $6.7 million or 3% between the quarters ended December 30, 2012 ("Q1 2013") and January 1, 2012 ("Q1 2012") to $247.6 million for Q1 2013 from $240.9 million for Q1 2012.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	December 30, 2012	January 1, 2012
Communications	$76,738	$75,124
Defense & Security	75,622	69,115
Aerospace	48,224	49,123
Industrial	47,014	47,558
Total	$247,598	$240,920

Net sales in the Communications end market increased $1.6 million to $76.7 million in Q1 2013 from $75.1 million in Q1 2012. While this end market benefited from the contributions of voice circuit and timing and synchronization products, our overall Communications end market is sensitive to macroeconomic conditions and capital expenditure deployment, which resulted in limited growth between Q1 2013 and Q1 2012. We expect to continue expanding our market opportunity in timing and synchronization products and believe we are well poised for growth based on our expectation of telecommunications carrier spend on these products. That said, due to macroeconomic conditions, we expect net sales in this end market to decline in the upcoming quarter based on current and expected backlog.
Net sales in the Defense & Security end market increased $6.5 million to $75.6 million in Q1 2013 from $69.1 million in Q1 2012. Sales were adversely impacted by the lack of a 2012 federal budget through Q1 2012 and uncertainty surrounding the defense budget was reflected in cautious procurement plans of our customers. While the uncertainty of sequestration remains, this end market has grown steadily over the last year. We believe the most recent budget emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. We also believe that net sales benefited from increasing international defense sales, enabled in part by our security product offerings, and that Microsemi's dollar content in defense programs will increase as our products move up the value chain. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. However, we recognize that the current uncertainty surrounding the U.S. federal budget and the potential for sequestration may result in short-term delays in defense programs and potentially moderate growth in the upcoming quarter.
Net sales in the Aerospace end market decreased $0.9 million to $48.2 million in Q1 2013 from $49.1 million in Q1 2012. We noted an increase in demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. However, we noted some cyclicality in this end market and what we believe to be a temporary slowdown in our space level products, primarily due to the timing of delivery into satellite programs. For the upcoming quarter, we expect this end market to remain stable.
Net sales in the Industrial end market decreased $0.5 million to $47.0 million in Q1 2013 from $47.6 million in Q1 2012. While this end market benefited from the contributions of ultra low power radio products for medical applications, we expect cyclicality for products in this end market, as well as overall economic uncertainty to adversely impact this end market in the upcoming quarter. Over the intermediate to longer term, we believe that our differentiated medical products and early design-in activity in industrial automation applications will result in growth for this end market.
Net sales by originating geographical area were as follows (amounts in thousands):

	Quarter Ended
	December 30, 2012	January 1, 2012
United States	$97,673	$153,281
Europe	74,078	33,228
Asia	75,847	54,411
Total	$247,598	$240,920

Gross profit increased $16.8 million to $142.6 million (57.6% of sales) for Q1 2013 from $125.7 million (52.2% of sales) for Q1 2012. The increases in gross profit were primarily a result of contributions from Microsemi - CMPG, margin improvements resulting from integration and cost improvement activities and acquisition-related inventory charges in Q1 2012 of $6.1 million.
Selling, general and administrative expenses decreased $3.4 million to $51.4 million for Q1 2013 from $54.7 million in Q1 2012. Selling, general and administrative expenses increased overall primarily due to the incremental costs incurred from acquisitions. We also recorded acquisition related costs of $6.1 million in Q1 2012 which were offset by a reduction in litigation reserves of $2.7 million.
Research and development expense increased $3.6 million to $43.2 million for Q1 2013 from $39.6 million for Q1 2012. The increase in 2013 was due to additional product development to support our organic growth and additional research and development activities from our most recent acquisitions. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions.
Amortization of intangible assets decreased $3.2 million to $21.7 million for Q1 2013 from $24.9 million for Q1 2012. The decrease was primarily from the amortization of backlog related to Microsemi - CMPG that had an amortizable life of one year. These amounts include amortization related to acquired completed technology of $9.8 million for Q1 2013 and $10.8 million for Q1 2012

Restructuring charges amounted to $0.9 million for Q1 2013 compared to $7.2 million for Q1 2012. The variances relate to the timing and announcement of restructuring activities. The amount recorded in the first quarter of 2012 included $6.4 million restructuring expense primarily from Microsemi – CMPG.
Interest expense was $8.4 million for Q1 2013 compared to $12.0 million for Q1 2012. The decrease in interest expense was due to a lower term loan balance of $751.0 million at December 30, 2012 compared to $798.0 million at January 1, 2012 and a reduction in interest rate to 4.00% at Q1 2013 compared to 5.75% at Q1 2012. In addition, during Q1 2012, approximately $49.6 million was outstanding on our revolving credit facility for most of the quarter.
Other expense, net, was $0.1 million for Q1 2013 compared to $32.4 million for Q1 2012. We elected the fair value option in accounting for the term loan balance outstanding under our Credit Agreement through October 2, 2011 and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million in Q1 2012 related to these adjustments. During Q1 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense).
For Q1 2013, we recorded an income tax provision of $3.0 million and an income tax benefit of $0.3 million for Q1 2012. The difference in our effective rate from the U.S. statutory rate of 35 percent primarily reflects changes in the ratio of domestic and international pre-tax income and valuation allowances on both U.S. and foreign deferred tax assets. The effective tax provision for Q1 2013 was the combined calculated tax expenses/benefits for various jurisdictions.
CAPITAL RESOURCES AND LIQUIDITY
We had $203.3 million and $204.3 million in cash and cash equivalents at December 30, 2012 and September 30, 2012, respectively. In Q1 2013 and Q1 2012, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we will be able to meet our future capital and liquidity requirements without significant tax consequences.
Net cash provided by operating activities increased $8.9 million to $28.1 million for Q1 2013 from $19.2 million for Q1 2012. A summary of net cash provided by operating activities for Q1 2013 and Q1 2012 is as follows (amounts in thousands):

	Q1 2013	Q1 2012
Net income (loss)	$14,214	$(44,602)
Depreciation and amortization	29,047	33,316
Provision for doubtful accounts	(174)	(91)
Amortization of deferred financing cost	344	—
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,893
Deferred income taxes	(489)	(509)
Stock-based compensation	8,083	7,531
Net change in working capital accounts	(20,155)	12,544
Net change in other long term assets and liabilities	(2,761)	12,829
Net cash provided by operating activities	$28,109	$19,210

Accounts receivable increased $6.2 million to $159.4 million at December 30, 2012 from $153.2 million at September 30, 2012. The increase in accounts receivable was primarily due the timing of sales towards the end of the quarter ended December 30, 2012.  Inventories decreased $0.2 million to $158.9 million at December 30, 2012 from $159.1 million at September 30, 2012.
Current liabilities decreased $16.1 million to $140.4 million at December 30, 2012 from $156.5 million at September 30, 2012. The decrease was due primarily to the payments of accrued bonus and profit sharing.
Net cash used in investing activities was $8.5 million for Q1 2013 for purchases of property and equipment compared to $549.0 million for Q1 2012. Net cash used in investing activities in Q1 2012 consisted of $540.3 million in cash payments, net of cash acquired, for the acquisition of Microsemi - CMPG, $12.4 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward.

Net cash (used in) provided by financing activities was $(20.6) million for Q1 2013 compared to $396.7 million for Q1 2012. Net cash used in financing activities in Q1 2013 consisted of principal repayments of $25.0 million under our credit agreement offset by $4.4 million in net proceeds from the exercise of stock awards. Net cash provided by financing activities in Q1 2012 primarily consisted of net borrowings of $425.8 million under our credit agreement for the acquisition of Microsemi - CMPG and $1.9 million related to proceeds from stock awards, offset by $(31.0) million in credit facility issuance and refinancing costs.
During the quarter ended April 1, 2012, we entered into Amendment No. 3 to our Credit Agreement dated as of November 2, 2010 with Morgan Stanley Senior Funding, Inc. (“MSSF”) and the lenders referred to therein (as amended, the “Third Amended and Restated Credit Agreement”). In accordance with ASC 470-50, we accounted for the third amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. Pursuant to the Third Amended and Restated Credit Agreement, MSSF has provided $860.0 million in senior secured lien credit facilities, consisting of a term loan facility in an aggregate principal amount of $810.0 million and a revolving credit facility in an aggregate principal amount of $50.0 million.
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on Microsemi's consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The principal amount outstanding under our term loan facility is a Eurodollar Rate loan and is subject to an interest rate of 4.00% as of December 30, 2012.
As of December 30, 2012, we had $751.0 million borrowed under the term loan facility and no borrowings under the revolving facility. The fair value of our term loan balance was $756.6 million. In January 2013, we made a principal repayment on our term loan of $25.0 million.
The amended term loan facility matures in February 2018 and principal amortizes at $8.1 million per year. During the quarter ended December 30, 2012, we completed an optional principal prepayment of $25.0 million. While there are currently no scheduled principal repayments until the maturity date, our credit agreement stipulates an annual payment of a percentage of Excess Cash Flow beginning after 2013. The ECF Percentage is between 0% and 50% depending on our Consolidated Leverage Ratio as of the end of a fiscal year.
Pursuant to the Third Amended and Restated Credit Agreement, we can request, at any time and from time to time, the establishment of one or more term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million as of December 30, 2012.
We expect to pay an undrawn commitment fee ranging from 0.25% to 0.625% depending on our consolidated leverage ratio, on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Amended and Restated Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of December 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently evaluating the disclosures required under this ASU.

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
We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risks exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S Government contract. We have never had to renegotiate our price under any government contract.
Under the Third Amended and Restated Credit Agreement, the current applicable margin on revolving loans and swingline loans determined at the Base Rate is 3.00% to 3.75% and revolving loans and swingline loans determined at the Eurodollar Rate is 4.00% to 4.75%, depending on our consolidated leverage ratio. For term loans, the current applicable margin on term loans determined at the Base Rate is 2.00% and on term loans determined at the Eurodollar Rate is 3.00%. The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two (2) business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two (2) business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than

1.00%. The principal amount outstanding under our term loan facility is a Eurodollar Rate loan and is subject to an interest rate of 4.00% as of December 30, 2012. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $7.5 million annually.
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our three swap agreements have notional amounts, fixed rates and initial terms as follows: $24.0 million at 1.49% for 2.0 years, $121.0 million at 1.83% for 3.0 years and $24.0 million at 2.21% for 4.0 years. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $1.6 million as of December 30, 2012 and $1.9 million as of September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2012.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware (the “Complaint”) against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint alleges, inter alia, that programmable logic devices manufactured and sold by our subsidiary Microsemi – SoC infringe United States Patent Numbers 5,687,325, 6,260,087 and 6,272,646 assigned to Intellectual Ventures II LLC, and seeks damages and other relief at law or in equity as the court deems appropriate. In January 2013, the parties settled this matter as it pertains to Microsemi and the action against us was dismissed by the court.  The resolution of this matter did not have a material adverse effect on our financial position, results of operations or cash flows.
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
While there have been no material updates to the risk factors set forth below that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 21, 2012, we routinely update our risk factors and for the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety.
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
We depend on third party subcontractors, primarily in Asia for wafer fabrication, assembly, test and packaging of an increasing portion of our products. At the end of fiscal year 2012, approximately 82% of our wafer and 89% of our assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
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
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 31% of total net sales in the first quarter of fiscal 2013. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our federal income tax returns. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of these examinations could have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could affect our operating results, cash flows and financial condition.
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
Net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 50% in fiscal 2012. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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
The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles, consolidations of customers, and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. We have also noted consolidations of customers, particularly our distributors, which may adversely affect our pricing leverage or ability to maintain sufficient distributor channel inventory to meet end customer demand. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in each of our diverse end markets. Each of these end markets has in the past experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.
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
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacturing and testing of high-reliability products can be many months. In response to this current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.
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
There is at any time a risk that our products may be found to be defective or to contain, without the customer's knowledge, certain prohibited hazardous chemicals after we have already shipped the products in volume, perhaps requiring a product replacement or recall. We may be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Our aerospace, defense, and industrial businesses in particular expose us to potential liability risks that are inherent in the manufacturing and marketing of high-reliability electronic components for critical applications. Production of many of these products is sensitive to minute impurities, which can be introduced inadvertently in manufacturing. Any production mistake can result in large and unanticipated product returns, product liability and warranty liability. Environmental regulations have imposed on every major participant in the electronics industry a new burden of determining and tracking the presence and quantity of certain chemicals in the content of supplies we buy and add to our products for sale and to inform our customers about each of our finished goods' relevant chemical contents. The management and execution of this process is very challenging, and mistakes in this information gathering process could have a material adverse effect on our business.
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
The market price of our stock has fluctuated widely. Between October 2, 2011 and December 30, 2012, the market sale price of our common stock ranged between a low of $14.82 and a high of $22.30. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock.

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
We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees, which could result in our incurring costs for remedial or preventative actions, damage our reputation with customers and reduce demand for our products and services. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4.	MINE SAFETY DEISCLOSURES
Inapplicable.

ITEM 5.	OTHER INFORMATION
Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2013 Executive Non-Equity Incentive Plan†*

10.3	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Certain IRC Section 409A Considerations†*

10.4	Directors' Compensation Policy†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

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

Dated: January 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2013 Executive Non-Equity Incentive Plan†*

10.3	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Certain IRC Section 409A Considerations†*

10.4	Directors' Compensation Policy†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.