Form 10-Q/A
period 2012-12-30
MICROSEMI CORP
filed 2013-02-22
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Microsemi Corporation ("Microsemi," "we," "our," "us" and the "Company") is amending our Quarterly Report on Form 10-Q for the quarter ended December 30, 2012, originally filed with the Securities and Exchange Commission on January 29, 2013 (the "Original Form 10-Q"), for the sole purpose of filing the Sarbanes-Oxley certifications in Exhibits 31.1, 31.2 and 32 that were listed in Item 6 - Exhibits but were inadvertently omitted from the Original Form 10-Q.
Except for the foregoing, this Form 10-Q/A does not amend, modify, update or change any other items or disclosures contained in the Original Form 10-Q and this Form 10-Q/A continues to speak as of the original filing date of the Original Form 10-Q. For the convenience of our readers, we have included the Original 10-Q in this Form 10-Q/A.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4.	MINE SAFETY DEISCLOSURES
Inapplicable.

ITEM 5.	OTHER INFORMATION
Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement*#

10.2	Fiscal 2013 Executive Non-Equity Incentive Plan*#

10.3	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Certain IRC Section 409A Considerations*#

10.4	Directors' Compensation Policy*#

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.#

†	Filed herewith.
#	Filed with the Original Form 10-Q.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

Dated: February 22, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement*#

10.2	Fiscal 2013 Executive Non-Equity Incentive Plan*#

10.3	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Certain IRC Section 409A Considerations*#

10.4	Directors' Compensation Policy*#

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.#

†	Filed herewith.
#	Filed with the Original Form 10-Q.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.