Form 10-Q
period 2013-03-31
MICROSEMI CORP
filed 2013-04-30
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of outstanding shares of Common Stock on April 16, 2013 was 92,913,870.

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
The unaudited consolidated statements of operations and comprehensive income for the quarter and six months ended March 31, 2013 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the six months ended March 31, 2013, and the comparative unaudited consolidated financial statements for the corresponding periods of the prior year, together with the unaudited consolidated balance sheets as of March 31, 2013 and September 30, 2012, are included herein.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited, amounts in thousands)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$206,921	$204,335
Accounts receivable, net of allowance for doubtful accounts of $1,475 at March 31, 2013 and $1,623 at September 30, 2012	158,403	153,190
Inventories, net	162,727	159,055
Deferred income taxes, net	20,361	20,361
Other current assets	29,599	24,400
Total current assets	578,011	561,341
Property and equipment, net	117,700	116,146
Goodwill	790,236	790,236
Intangible assets, net	357,173	399,991
Deferred income taxes, net	30,691	33,066
Other assets	29,737	33,850
TOTAL ASSETS	$1,903,548	$1,934,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,232	$75,351
Accrued liabilities	65,599	80,224
Current maturity of long-term liabilities	1,070	903
Total current liabilities	136,901	156,478
Credit facility	725,975	775,975
Deferred income taxes	25,107	25,135
Other long-term liabilities	46,629	49,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 92,855 issued and outstanding at March 31, 2013 and 90,282 issued and outstanding at September 30, 2012	18,571	18,056
Capital in excess of par value of common stock	707,852	678,905
Retained earnings	243,077	231,768
Accumulated other comprehensive (loss)	(564)	(743)
Total stockholders’ equity	968,936	927,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,903,548	$1,934,630

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net sales	$235,333	$249,306	$482,931	$490,226
Cost of sales	101,868	117,438	206,893	232,622
Gross profit	133,465	131,868	276,038	257,604
Operating expenses:
Selling, general and administrative	52,316	51,971	103,669	106,687
Research and development costs	41,956	42,188	85,132	81,789
Amortization of intangible assets	21,110	26,472	42,820	51,334
Restructuring and severance charges	6,261	119	7,111	7,344
Total operating expenses	121,643	120,750	238,732	247,154
Operating income	11,822	11,118	37,306	10,450
Other income (expenses):
Interest expense, net	(7,744)	(10,194)	(16,105)	(22,033)
Other, net	(3,603)	(1,035)	(3,549)	(33,439)
Total other expense	(11,347)	(11,229)	(19,654)	(55,472)
Income (loss) before income taxes	475	(111)	17,652	(45,022)
Provision for income taxes	3,380	4,681	6,343	4,372
Net income (loss)	$(2,905)	$(4,792)	$11,309	$(49,394)
Earnings (loss) per share:
Basic	$(0.03)	$(0.06)	$0.13	$(0.58)
Diluted	$(0.03)	$(0.06)	$0.12	$(0.58)
Weighted-average common shares outstanding:
Basic	89,405	85,645	88,970	85,435
Diluted	89,405	85,645	90,538	85,435

Net income (loss)	$(2,905)	$(4,792)	$11,309	$(49,394)
Other comprehensive income (loss), net of tax:
Translation adjustment, net of tax	(7)	(176)	179	(115)
Unrealized actuarial loss on pension benefits, net of tax	(42)	—	(86)	—
Other comprehensive income (loss)	(49)	(176)	93	(115)

Total comprehensive income (loss)	$(2,954)	$(4,968)	$11,402	$(49,509)

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(unaudited, amounts in thousands)

	Six Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$11,309	$(49,394)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,385	68,302
Provision for doubtful accounts	(148)	(284)
Amortization of deferred financing cost	596	1,528
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,513
Deferred income taxes	2,347	(997)
Charge for stock based compensation	18,278	17,577
Effect of credit facility issuance and refinancing costs	2,615	29,275
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	(5,065)	(15,251)
Inventories	(3,672)	15,641
Other current assets	(5,198)	32,601
Other assets	1,751	(7,509)
Accounts payable	(3,713)	5,084
Accrued liabilities	(14,161)	(56,263)
Other long-term liabilities	(2,275)	23,172
Net cash provided by operating activities	60,049	61,294
Cash flows from investing activities:
Purchases of property and equipment	(17,560)	(26,675)
Proceeds from the divestiture or sale of assets	—	325
Settlement of foreign currency forward	—	3,701
Payments for acquisitions, net of cash acquired	—	(584,218)
Net cash used in investing activities	(17,560)	(606,867)
Cash flows from financing activities:
Repayments of credit facility	(50,000)	(53,600)
Credit facility issuance and refinancing costs	(623)	(41,790)
Proceeds from credit facility	277,539	959,708
Extinguishment of debt	(277,539)	(470,296)
Net proceeds from stock awards	10,720	6,324
Net cash (used in) provided by financing activities	(39,903)	400,346
Net increase (decrease) in cash and cash equivalents	2,586	(145,227)
Cash and cash equivalents at beginning of period	204,335	266,631
Cash and cash equivalents at end of period	$206,921	$121,404

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
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

	Quarter Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Basic
Net income (loss)	$(2,905)	$(4,792)	$11,309	$(49,394)
Weighted-average common shares outstanding	89,405	85,645	88,970	85,435
Basic earnings (loss) per share	$(0.03)	$(0.06)	$0.13	$(0.58)

Diluted
Net income (loss)	$(2,905)	$(4,792)	$11,309	$(49,394)
Weighted-average common shares outstanding for basic	89,405	85,645	88,970	85,435
Dilutive effect of stock awards	—	—	1,568	—
Weighted-average common shares outstanding on a diluted basis	89,405	85,645	90,538	85,435
Diluted earnings (loss) per share	$(0.03)	$(0.06)	$0.12	$(0.58)

For the six months ended March 31, 2013, we excluded 4.9 million stock awards in the computation of diluted EPS as these stock awards would have been anti-dilutive. For the quarter ended March 31, 2013 and quarter and six months ended April 1, 2012, all stock awards were excluded as we reported a net loss in these periods.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revision to Prior Year Consolidated Statement of Cash Flows
During 2013, we revised our consolidated statement of cash flows to correct for an error in our 2012 presentation of excess tax benefits on stock awards. The correction resulted in an increase in cash flows from operating activities for the quarter ended January 1, 2012 of $0.4 million and a corresponding decrease in cash flows from financing activities for the same amount. The revision had no impact on our total cash flows or cash and cash equivalents.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently assessing the disclosures required under this ASU.
In February 2013, the FASB issued ASU No. 2013-04, the objective of which is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

2.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	March 31, 2013	September 30, 2012
Raw materials	$37,998	$39,094
Work in progress	92,407	90,920
Finished goods	32,322	29,041
	$162,727	$159,055

3.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	March 31, 2013	September 30, 2012
Amortizable intangible assets
Completed technology	$171,470	$191,007
Customer relationships	183,795	205,145
Backlog	—	627
Other	1,908	3,212
	$357,173	$399,991

Non-amortizing intangible assets
Goodwill	790,236	790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Amortization expense	$82,860	$76,049	$70,649	$68,170	$46,634	$12,811

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	March 31, 2013	September 30, 2012
Payroll and benefits	$23,246	$43,219
Outside services	12,563	11,826
Restructuring and severance	8,737	8,277
Income taxes	3,475	1,036
Licenses	3,107	1,688
Warranties	2,686	2,472
Deferred revenue	2,385	1,566
Commissions	2,352	2,900
Interest	1,594	1,720
Other	5,454	5,520
	$65,599	$80,224

5.	INCOME TAXES
For the quarter and six months ended March 31, 2013 we recorded an income tax provision of $3.4 million and $6.3 million, respectively. For the quarter and six months ended April 1, 2012, we recorded an income tax provision of $4.7 million and $4.4 million, respectively. The difference in our effective rate from the U.S. statutory rate of 35 percent is primarily a result of income being taxed in foreign jurisdictions at a lower rate which is partially offset by jurisdictions where we have not provided benefit for the current period losses as they are not expected to be realized in the foreseeable future. Our effective tax rates for the quarter and six months ended March 31, 2013 varies significantly when compared to the same periods for the prior year primarily because of changes in the mix of income by jurisdiction and having a pre-tax income for the quarter and six months ended March 31, 2013 compared to pre-tax loss for quarter and six months ended April 1, 2012.  The effective tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in the unrecognized tax benefits of approximately $13.9 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service (“IRS”) is currently examining the Company's income tax returns for fiscal years 2007 through 2009. As of March 31, 2013, the IRS has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.

6.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Morgan Stanley Senior Funding, Inc. ("MSSF") consisting of a term loan facility and a $50.0 million revolving credit facility. As of March 31, 2013, we had $726.0 million in term loan borrowings and no borrowings under the revolving credit facility. We can also request the establishment of one or more swingline loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended March 31, 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”). The amendment extended the term loan maturity date, provided new pricing terms and modified certain financial covenant provisions such that they are not scheduled to be reported unless we have revolving or swingline loan balances outstanding at the end of a fiscal quarter. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.
Under the Credit Agreement, we may borrow under a "Base Rate" or "Eurodollar Rate". The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%.
The applicable interest rate margin per annum for each type of loan at March 31, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
As of March 31, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. The fair value of our term loan balance was $731.4 million based on a market quote provided to us by MSSF.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the six months ended March 31, 2013, we completed optional principal prepayments of $50.0 million. Subsequent to March 31, 2013, we completed an additional optional principal prepayment of $27.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
We currently pay an undrawn commitment fee of 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of March 31, 2013.
Interest Rate Swap Agreements
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.8 million and a long-term liability of $0.5 million as of March 31, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in fair value of the swaps through other income (expense), net and recorded income of $0.7 million in the first six months of 2013 and income of $0.2 million in the first six months of 2012.

7.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting Standards Codification ("ASC") 820 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values and includes the following classifications:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2012
Cash and cash equivalents	$204,335	$204,335	$—	—
Pension plan assets	$5,382	$—	$—	$5,382
Interest rate swap liabilities	$1,950	$—	$1,950	$—

March 31, 2013
Cash and cash equivalents	$206,921	$206,921	$—	$—
Pension plan assets	$5,480	$—	$—	$5,480
Interest rate swap liabilities	$1,283	$—	$1,283	$—

Pension plan assets are insurance contracts with insurance payments guaranteed by the insurer and the security fund for insurance companies in Germany. There were no transfers of financial assets or liabilities between the classifications during the periods reported.

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
Net sales by geographic area based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net Sales:
United States	$134,486	$126,471	$255,214	$244,218
Europe	31,735	40,045	72,164	88,348
Asia	64,051	76,465	145,716	145,877
Other	5,061	6,325	9,837	11,783
Total	$235,333	$249,306	$482,931	$490,226

Communications	$64,383	$77,231	$141,121	$152,355
Defense & Security	79,445	71,466	155,067	140,581
Aerospace	44,185	52,879	92,409	102,002
Industrial	47,320	47,730	94,334	95,288
Total	$235,333	$249,306	$482,931	$490,226

As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 10.8% and 11.4% for the quarter and six months ended April 1, 2012, respectively. We began reporting net sales by geographic area based on a customer's ship-to location in the second quarter of 2013 and prior year amounts have been adjusted to conform to current year presentation.
Property and equipment, net by geographic area are as follows (amounts in thousands):

	March 31, 2013	September 30, 2012
United States	$94,282	$93,496
Europe	13,254	13,253
Asia	8,768	7,912
Other	1,396	1,485
Total	$117,700	$116,146

9.	STOCK-BASED COMPENSATION
Stock Based Compensation
In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the amended aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a full-value award to 2.41; d) terminated the evergreen provision in the original plan; and e) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended March 31, 2013, stock-based compensation expense decreased operating income by $10.2 million and $18.3 million, respectively. For the quarter and six months ended April 1, 2012, stock-based compensation expense decreased operating income by $10.0 million and $17.6 million, respectively.
The quantity of restricted shares and performance stock units at target levels and their weighted-average fair value are as follows (quantity in thousands):

Six Months Ended	Quantity	Fair Value per Award
April 1, 2012
Restricted shares	1,522	$19.30
Performance stock units	350	$17.77

March 31, 2013
Restricted shares	1,802	$20.24
Performance stock units	350	$21.62
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
In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. For Scottsdale, contract termination costs relate primarily to the remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(779)	(779)
Balance at March 31, 2013	$—	$5,069	$5,069

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance totaling $7.2 million for the six months ended March 31, 2013. Provisions for severance in the six months ended March 31, 2013 covered approximately 120 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,124	$190	$—	$2,314
Provisions	7,098	103	27	7,228
Cash expenditures	(5,146)	(206)	(27)	(5,379)
Other non-cash settlement	(201)	(3)	—	(204)
Balance at March 31, 2013	$3,875	$84	$—	$3,959

11.	COMMITMENTS AND CONTINGENCIES
In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have 1) reimbursed us for $0.5 million of past costs, 2) assumed responsibility for 90% of all future clean-up costs, and 3) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since 2003.
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million and $1.4 million at March 31, 2013 and September 30, 2012, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

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
Recent industry leading innovations include:

•	The industry's first monolithic line card device for optical transport network (OTN) transport and switching applications;

•
High temperature NOR flash memory products tailored to meet the environmental demands of oil and gas industries' downhole drilling such as temperatures of 150°C and higher, while providing improved endurance benefits to systems designers;

•
More than a dozen new devices in its new generation of 1200 volt (V) non-punch through (NPT) IGBTs which include 25A, 50A and 70A current ratings, and are designed for a wide range of industrial applications requiring high power and high performance such as arc welders, solar inverters, and uninterruptible and switch mode power supplies.

•
A new family of U.S. Defense Logistics Agency (DLA)-qualified Schottky diodes for aerospace and defense applications requiring high density power and excellent heat dissipation (typically 0.2-0.8[5] degrees C per watt (C/W);

•
A new generation of industrial temperature, silicon carbide (SiC) standard power modules ideally suited for use in high power switch mode power supplies, motor drives, uninterruptible power supplies, solar inverters, oil exploration and other high power, high voltage industrial applications requiring high performance and reliability.

•
A complete medical network (med-net) radio link for implantable medical devices such as pacemakers, cardiac defibrillators and neurostimulators that's comprised of the Company's ZL70321 implantable radio module and its ZL70120 base station radio module for external device controllers.

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
Net sales decreased $14.0 million or 6% between the quarters ended March 31, 2013 ("Q2 2013") and April 1, 2012 ("Q2 2012") to $235.3 million for Q2 2013 from $249.3 million for Q2 2012 and decreased $7.3 million or 1% between the six months ended March 31, 2013 ("2013 YTD") and April 1, 2012 ("2012 YTD") to $482.9 million for 2013 YTD from $490.2 million for 2012 YTD.
Gross profit increased $1.6 million to $133.5 million (56.7% of net sales) for Q2 2013 from $131.9 million (52.9% of net sales) for Q2 2012 and increased $18.4 million to $276.0 million (57.2% of net sales) in 2013 YTD from $257.6 million (52.5% of net sales) for 2012 YTD. For the six month periods, the increase in gross profit was primarily a result of contributions from the acquisition of Zarlink Semiconductor, Inc. ("Zarlink" or sometimes referred to herein as “Microsemi – CMPG"), which was completed during Q1 2012, margin improvements resulting from integration and cost improvement activities and acquisition-related inventory charges of $2.0 million in Q2 2012 and $8.1 million in 2012 YTD, which did not recur in 2013.
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
In response to the impact of flooding at subcontractor facilities in Thailand in the first quarter of fiscal year 2012, we implemented plans that moved production to other facilities outside the affected area. Current production capabilities at these other facilities have compensated for the loss of production in the flooded facilities in Thailand and we believe that we recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other disasters, could continue to affect our revenue, consolidated financial position, results of operations and cash flows.
We closed our Scottsdale facility during the second quarter of 2011. We have current plans to and may make further specific determinations to consolidate, close, sell or divest additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.
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

•
Industrial - Products in this end market include MOSFETs, IGBTs, FPGAs, power modules, ultra-thin bypass diodes, bridge rectifiers, and high-voltage assemblies for use in industrial equipment, semiconductor capital equipment and solar power applications. Industrial applications also include zener diodes, high-voltage diodes, MOSFETs, IGBTs, transient voltage suppressors and thyristor surge protection devices that are designed into implantable defibrillators, pacemakers and neurostimulators, as well as PIN diode switches, dual diode modules, switched-most power supplies (“SMPS”) and RF gradient amplifiers for use in MRI systems.

Restructuring and Severance Charges
In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. For Scottsdale, contract termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(779)	(779)
Balance at March 31, 2013	$—	$5,069	$5,069

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance and retention payments totaling $7.2 million for the six months ended March 31, 2013. Provisions for severance in the six months ended March 31, 2013 covered approximately 120 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,124	$190	$—	$2,314
Provisions	7,098	103	27	7,228
Cash expenditures	(5,146)	(206)	(27)	(5,379)
Other non-cash settlement	(201)	(3)	—	(204)
Balance at March 31, 2013	$3,875	$84	$—	$3,959
RESULTS OF OPERATIONS
Net sales decreased $14.0 million or 6% between the quarters ended March 31, 2013 ("Q2 2013") and April 1, 2012 ("Q2 2012") to $235.3 million for Q2 2013 from $249.3 million for Q2 2012 and decreased $7.3 million or 1% between the six months ended March 31, 2013 ("2013 YTD") and April 1, 2012 ("2012 YTD") to $482.9 million for 2013 YTD from $490.2 million for 2012 YTD.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Communications	$64,383	$77,231	$141,121	$152,355
Defense & Security	79,445	71,466	155,067	140,581
Aerospace	44,185	52,879	92,409	102,002
Industrial	47,320	47,730	94,334	95,288
Total	$235,333	$249,306	$482,931	$490,226

Net sales in the Communications end market decreased $12.8 million to $64.4 million in Q2 2013 from $77.2 million in Q2 2012 and decreased $11.2 million to $141.1 million in 2013 YTD from $152.4 million in 2012 YTD. While this end market benefited from increased contributions of voice circuit and timing and synchronization products, our overall Communications end market is sensitive to macroeconomic conditions and capital expenditure deployment, which resulted in a decline in net sales. During Q2 2013, PoE, power management, RF and voice circuit products were especially impacted by macroeconomic factors. We expect to continue expanding our market opportunity in timing and synchronization products and believe we are well poised for growth based on our expectation of telecommunications carrier spend on these products. Though macroeconomic conditions are expected to temper growth, we expect that net sales in this end market are expected to increase in the upcoming quarter due to seasonality, market share gains and market expansion in PoE products and increased capacity in RF products, with continued steady growth from our timing and synchronization products.
Net sales in the Defense & Security end market increased $8.0 million to $79.4 million in Q2 2013 from $71.5 million in Q2 2012 and increased $14.5 million to $155.1 million in 2013 YTD from $140.6 million in 2012 YTD. Sales for Q2 2012 and 2012 YTD were adversely impacted by the lack of a 2012 federal budget through Q1 2012 and uncertainty surrounding the defense budget was reflected in cautious procurement plans of our customers. While the uncertainty of sequestration remains, this end market has grown steadily over the last year. We believe the most recent budget emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. We also believe that net sales benefited from increasing international defense sales, enabled in part by our security product offerings, and that Microsemi's dollar content in defense programs will increase as our products move up the value chain. We believe the Department of Defense and Homeland Security budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We believe that net sales have benefited from our industry leading technology breadth and total solutions approach and as a result, we are currently bidding for more potential dollar value than any time in our past. We recognize that the current uncertainty surrounding the U.S. federal budget and sequestration may result in short-term delays in defense programs but believe in our long term growth prospects for this end market.
Net sales in the Aerospace end market decreased $8.7 million to $44.2 million in Q2 2013 from $52.9 million in Q2 2012 and decreased $9.6 million to $92.4 million in 2013 YTD from $102.0 million in 2012 YTD. We noted an increase in demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. During Q2 2013, however, sales of space level products were adversely impacted by longer lead times affecting the timing of sales. Space level bookings have increased and we expect increased shipments of space level products along with steady commercial aerospace sales.

Net sales in the Industrial end market decreased $0.4 million to $47.3 million in Q2 2013 from $47.7 million in Q2 2012 and decreased $1.0 million to $94.3 million in 2013 YTD from $95.3 million in 2012 YTD. With the exception of solar products, bookings were steady for medical, semicapital equipment, industrial lasers, MRI and other broadline industrial applications. Over the intermediate to longer term, we believe that our differentiated medical products and early design-in activity in industrial automation applications will result in growth for this end market.
Net sales by geographic area based on a customer's ship-to location were as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
United States	$134,486	$126,471	$255,214	$244,218
Europe	31,735	40,045	72,164	88,348
Asia	64,051	76,465	145,716	145,877
Other	5,061	6,325	9,837	11,783
Total	$235,333	$249,306	$482,931	$490,226

As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 10.8% and 11.4% for the quarter and six months ended April 1, 2012, respectively. We began reporting net sales by geographic area based on a customer's ship-to location in Q2 2013 and prior year amounts have been adjusted to conform to current year presentation.
Gross profit increased $1.6 million to $133.5 million (56.7% of net sales) for Q2 2013 from $131.9 million (52.9% of net sales) for Q2 2012 and increased $18.4 million to $276.0 million (57.2% of net sales) in 2013 YTD from $257.6 million (52.5% of net sales) in 2012 YTD. For the six month periods, the increase in gross profit was primarily a result of contributions from Microsemi – CMPG, which was completed during Q1 2012, margin improvements resulting from integration and cost improvement activities and acquisition-related inventory charges of $2.0 million in Q2 2012 and $8.1 million in 2012 YTD, which did not recur in 2013.
Selling, general and administrative ("SG&A") expenses increased $0.3 million to $52.3 million for Q2 2013 from $52.0 million in Q2 2012 and decreased $3.0 million to $103.7 million in 2013 YTD from $106.7 million in 2012 YTD. Research and development expense decreased $0.2 million to $42.0 million for Q2 2013 from $42.2 million for Q2 2012 and increased $3.3 million to $85.1 million in 2013 YTD from $81.8 million in 2012 YTD. While incremental costs from recent acquisitions contributed to increased SG&A and research and development expenses, increases were offset by cost control measures, especially in SG&A.
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
Amortization of intangible assets decreased $5.4 million to $21.1 million for Q2 2013 from $26.5 million for Q2 2012 and decreased $8.5 million to $42.8 million in 2013 YTD from $51.3 million in 2012 YTD. The decrease was primarily from the amortization of backlog related to Microsemi - CMPG that had an amortizable life of one year. These amounts include amortization related to acquired completed technology of $19.5 million for 2013 YTD and $20.6 million for 2012 YTD.
Restructuring charges amounted to $6.3 million for Q2 2013 compared to $0.1 million for Q2 2012 and $7.1 million for 2013 YTD compared to $7.3 million for 2012 YTD. The variances relate to the timing and announcement of restructuring activities.
Interest expense, net was $7.7 million for Q2 2013 compared to $10.2 million for Q2 2012 and $16.1 million for 2013 YTD compared to $22.0 million for 2012 YTD. The decrease in interest expense was due to a lower term loan balance of $726.0 million at March 31, 2013 compared to $808.0 million at April 1, 2012 and a reduction in interest rate to 3.75% during Q2 2013 compared to 4.00% during Q2 2012.
Other expense, net, was $3.6 million for Q2 2013 compared to $1.0 million for Q2 2012 and $3.5 million for 2013 YTD compared to $33.4 million for 2012 YTD. During Q2 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”), which among other things, reduce the interest rate on our term loan to 3.75%. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.

In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the Q4 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million in Q1 2012 related to these adjustments. During the Q1 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). During the Q2 2012, we further amended our credit facility and accounted for this amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs related to the debt extinguishment. Subsequent to the amendment in the first quarter of 2012, we did not elect the fair value option on our outstanding term loan balances.
For Q2 2013 and 2013 YTD, we recorded an income tax provision of $3.4 million and $6.3 million, respectively. For Q2 2012 and 2012 YTD, we recorded an income tax provision of $4.7 million and $4.4 million, respectively. The difference in our effective rate from the U.S. statutory rate of 35 percent is primarily a result of income being taxed in foreign jurisdictions at a lower rate which is partially offset by jurisdictions where we have not provided benefit for the current period losses as they are not expected to be realized in the foreseeable future. Our effective tax rates for Q2 2013 and 2013 YTD varies significantly when compared to the same periods for the prior year primarily because of changes in the mix of income by jurisdiction and having a pre-tax income for the Q2 2013 and 2013 YTD compared to pre-tax loss for Q2 2012 and 2012 YTD.  The effective tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
CAPITAL RESOURCES AND LIQUIDITY
We had $206.9 million and $204.3 million in cash and cash equivalents at March 31, 2013 and September 30, 2012, respectively. During 2013 YTD and 2012 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we will be able to meet our future capital and liquidity requirements without significant tax consequences.
Net cash provided by operating activities decreased $1.2 million to $60.0 million for 2013 YTD from $61.3 million for 2012 YTD. A summary of net cash provided by operating activities for 2013 YTD and 2012 YTD is as follows (amounts in thousands):

	Six Months Ended
	2013	2012
Net income (loss)	$11,309	$(49,394)
Depreciation and amortization	57,385	68,302
Provision for doubtful accounts	(148)	(284)
Amortization of deferred financing cost	596	1,528
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,513
Deferred income taxes	2,347	(997)
Stock-based compensation	18,278	17,577
Net change in working capital accounts	(29,194)	11,087
Net change in other long term assets and liabilities	(524)	15,663
Net cash provided by operating activities	$60,049	$61,294

Accounts receivable increased $5.2 million to $158.4 million at March 31, 2013 from $153.2 million at September 30, 2012. The increase in accounts receivable was primarily due to the timing of sales towards the end of 2013 YTD. Inventories increased $3.7 million to $162.7 million at March 31, 2013 from $159.1 million at September 30, 2012, with the increase primarily due to the anticipation of sales growth in the third quarter of 2013.
Current liabilities decreased $19.6 million to $136.9 million at March 31, 2013 from $156.5 million at September 30, 2012. The decrease was due primarily to the payments of accrued bonus and profit sharing.
Net cash used in investing activities was $17.6 million for 2013 YTD compared to $606.9 million for 2012 YTD. Net cash used in investing activities for 2013 YTD was for purchases of property and equipment. Net cash used in investing activities in 2012 YTD consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Microsemi – CMPG and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $26.7 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward and $0.3 million in insurance proceeds.

Net cash (used in) provided by financing activities was $(39.9) million for 2013 YTD compared to $400.3 million for 2012 YTD. Net cash used in financing activities in 2013 YTD consisted of principal repayments of $50.0 million under our credit agreement and $0.6 million in credit facility refinancing costs, offset by $10.7 million in net proceeds from the exercise of stock awards. Net cash provided by financing activities in 2012 YTD primarily consisted of net borrowings of $435.8 million under our credit agreement and $6.3 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs.
During the quarter ended March 31, 2013, we entered into Amendment No. 4 to our Credit Agreement . The amendment extended the term loan maturity date, provided new pricing terms and modified certain financial covenant provisions. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.
Under the Credit Agreement, we may borrow under a "Base Rate" or "Eurodollar Rate". The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%.
The applicable interest rate margin per annum for each type of loan at March 31, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving Loans and Swingline Loans	3.50%	4.50%
Term Loans	1.75%	2.75%
As of March 31, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. The fair value of our term loan balance was $731.4 million based on a market quote provided to us by MSSF and we classify this valuation as a Level 2 fair value measurement.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the six months ended March 31, 2013, we completed optional principal prepayments of $50.0 million. Subsequent to March 31, 2013, we completed an additional optional principal prepayment of $27.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
We currently pay an undrawn commitment fee of 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of March 31, 2013.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the FASB issued ASU No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (the first quarter of our fiscal year 2014). We are currently assessing the disclosures required under this ASU.
In February 2013, the FASB issued ASU No. 2013-04, the objective of which is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market. We are exposed to various market risks, which are related to credit risks, changes in certain foreign currency exchange rates and changes in certain interest rates.
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Transactions in foreign currencies have represented a relatively small portion of our business. As a result, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Specific to the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in CAD. We agreed to purchase CAD 623.0 million for $608.2 million that settled in the first quarter of 2012. Other than the foregoing, we have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.
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
Under the Credit Agreement, we may borrow under a "Base Rate" or "Eurodollar Rate". The “Base Rate” is defined as a rate per annum equal to the greatest of (a) the prime rate, (b) 1/2 of 1% per annum above the federal funds effective rate, (c) the one-month Eurodollar Rate plus 1%, and (d) in the case of any term loans, 2.00%. The “Eurodollar Rate” is defined as (a) the rate per annum offered for deposits of dollars for the applicable interest period that appears on Reuters Screen LIBOR01 Page as of 11:00 A.M., London, England time, two business days prior to the first day of such interest period or (b) if no such offered rate exists, such rate will be the rate of interest per annum as determined by the administrative agent (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which deposits of dollars in immediately available funds are offered at 11:00 A.M., London, England time, two business days prior to the first day in the applicable interest period by major financial institutions reasonably satisfactory to the administrative agent in the London interbank market for such interest period and for an amount equal or comparable to the principal amount of the loans to be borrowed, converted or continued as Eurodollar Rate loans on such date of determination. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%.

The applicable interest rate margin per annum for each type of loan at March 31, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%

Our amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the six months ended March 31, 2013, we completed an optional principal prepayment of $50.0 million. Subsequent to the end of the quarter, we completed an additional optional principal prepayment of $27.0 million resulting in a current term loan balance of $699.0 million. A 1.00% change in interest rates would result in an annual change of $7.0 million in interest expense. While there are currently no scheduled principal repayments until the maturity date, our credit agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.8 million and a long-term liability of $0.5 million as of March 31, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.7 million in the first six months of 2013 and income of $0.2 million in the first six months of 2012.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government's interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Due to these conditions, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.
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
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza or the H1N1 Virus, flooding, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.
In the first quarter of fiscal year 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. Current production capabilities at these other facilities have compensated for the loss of production in the flooded facilities in Thailand and we believe that we recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other natural disasters, could continue to affect our revenue, consolidated financial position, results of operations and cash flows.
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
Some of our sales are or may be derived from customers whose principal sales are to the United States government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future.
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
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 32% of total net sales in the first six months of fiscal 2013. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks that are associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facility only permits borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	financial and restrictive covenants may adversely affect our ability to implement business plans, react to changes in economic conditions or benefit from changes in tax regulations;

•	debt service payments will continue to have a negative impact on our cash flows; and

•	prepayment terms may discourage us from refinancing our current credit agreement or reduce the benefit of lower interest rates.
We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our Defense & Security end market), intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial results.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could affect our operating results, cash flows and financial condition.

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
We have in the past closed, combined, sold or disposed of certain of our operations, have current plans to combine certain of our operations and may determine to do so in the future, which could reduced our sales volume and result in significant restructuring costs.
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
Net sales from international markets represent a significant portion of total net sales and totaled 47% in fiscal 2013. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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

•
local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws and regulations;

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
International sales of our products that service the defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, failure to maintain compliance with U.S. and foreign government regulations, including the FCPA and foreign anti-corruption measures, may result in fines and penalties that may materially and adversely affect our operating results.
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
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regard to our manufacturing and testing of certain high-reliability products. The lead time for manufacturing and testing of high-reliability products can be many months. In response to current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regard to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.
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
Microsemi's consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time experienced difficulty in transitioning manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expenses and delayed or lost revenues. In one instance, which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance, which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately one million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.
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
The market price of our stock has fluctuated widely. Between October 2, 2011 and March 31, 2013, the market sale price of our common stock ranged between a low of $14.82 and a high of $23.28. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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
We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees, which could result in our incurring costs for remedial or preventative actions, damage our reputation with customers and reduce demand for our products and services. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further, our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.

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

•
The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in our common stock; and

•
Certain provisions of our charter documents, including provisions eliminating the ability of stockholders call special meetings and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Microsemi. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

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

10.1
Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 22, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

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

Dated: April 30, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 22, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and six months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.