Form 10-Q
period 2013-06-30
MICROSEMI CORP
filed 2013-07-30
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2013
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

The number of outstanding shares of Common Stock on July 22, 2013 was 93,177,444.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	demand, growth and sales expectations for our products;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effect of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•
the uncertainty of litigation, administrative and similar matters, the associated costs and expenses, and the potential material adverse effect of these matters could have on our business and results of operations;

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
The unaudited consolidated statements of operations and comprehensive income for the quarter and nine months ended June 30, 2013 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited consolidated statement of cash flows for the nine months ended June 30, 2013, and the comparative unaudited consolidated financial statements for the corresponding periods of the prior year, together with the unaudited consolidated balance sheets as of June 30, 2013 and September 30, 2012, are included herein.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$220,945	$204,335
Accounts receivable, net of allowance for doubtful accounts of $1,410 at June 30, 2013 and $1,623 at September 30, 2012	151,223	153,190
Inventories, net	166,564	159,055
Deferred income taxes, net	20,361	20,361
Other current assets	24,576	24,400
Total current assets	583,669	561,341
Property and equipment, net	125,644	116,146
Goodwill	790,236	790,236
Intangible assets, net	336,130	399,991
Deferred income taxes, net	31,051	33,066
Other assets	28,047	33,850
TOTAL ASSETS	$1,894,777	$1,934,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,672	$75,351
Accrued liabilities	70,477	80,224
Current maturity of long-term liabilities	820	903
Total current liabilities	128,969	156,478
Credit facility	699,000	775,975
Deferred income taxes	25,082	25,135
Other long-term liabilities	45,599	49,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 93,025 issued and outstanding at June 30, 2013 and 90,282 issued and outstanding at September 30, 2012	18,605	18,056
Capital in excess of par value of common stock	716,587	678,905
Retained earnings	261,356	231,768
Accumulated other comprehensive (loss)	(421)	(743)
Total stockholders’ equity	996,127	927,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,894,777	$1,934,630

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$242,630	$259,195	$725,561	$749,421
Cost of sales	104,318	114,602	311,211	347,224
Gross profit	138,312	144,593	414,350	402,197
Operating expenses:
Selling, general and administrative	48,845	51,535	152,514	158,222
Research and development costs	42,192	43,950	127,324	125,739
Amortization of intangible assets	21,045	26,049	63,865	77,383
Restructuring and severance charges	981	1,739	8,092	9,083
Total operating expenses	113,063	123,273	351,795	370,427
Operating income	25,249	21,320	62,555	31,770
Other income (expenses):
Interest expense, net	(7,203)	(8,918)	(23,308)	(30,951)
Other, net	188	(115)	(3,361)	(33,554)
Total other expense	(7,015)	(9,033)	(26,669)	(64,505)
Income (loss) before income taxes	18,234	12,287	35,886	(32,735)
Provision (benefit) for income taxes	(45)	4,161	6,298	8,533
Net income (loss)	$18,279	$8,126	$29,588	$(41,268)
Earnings (loss) per share:
Basic	$0.20	$0.09	$0.33	$(0.48)
Diluted	$0.20	$0.09	$0.33	$(0.48)
Weighted-average common shares outstanding:
Basic	89,809	86,000	89,235	85,652
Diluted	91,682	87,941	90,810	85,652

Net income (loss)	$18,279	$8,126	$29,588	$(41,268)
Other comprehensive income (loss), net of tax:
Translation adjustment, net of tax	143	(416)	322	(531)
Unrealized actuarial loss on pension benefits, net of tax	(43)	—	(129)	—
Other comprehensive income (loss)	100	(416)	193	(531)

Total comprehensive income (loss)	$18,379	$7,710	$29,781	$(41,799)

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(unaudited, amounts in thousands)

	Nine Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income (loss)	$29,588	$(41,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,425	101,495
Provision for doubtful accounts	(213)	(186)
Amortization of deferred financing cost	755	1,872
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,845
Deferred income taxes	1,962	(9,145)
Charge for stock based compensation	25,409	27,026
Effect of credit facility issuance and refinancing costs	2,615	32,275
Change in assets and liabilities (net of acquisitions and disposition):
Accounts receivable	2,180	(24,635)
Inventories	(7,509)	16,423
Other current assets	(447)	30,196
Other assets	3,398	7,643
Accounts payable	(17,682)	11,631
Accrued liabilities	(9,283)	(55,477)
Other long-term liabilities	(3,581)	19,997
Net cash provided by operating activities	112,617	115,991
Cash flows from investing activities:
Purchases of property and equipment	(31,128)	(39,750)
Proceeds from the divestiture or sale of assets	—	325
Proceeds from the sale of investment	—	4,352
Settlement of foreign currency forward	—	3,701
Payments for acquisitions, net of cash acquired	—	(584,218)
Net cash used in investing activities	(31,128)	(615,590)
Cash flows from financing activities:
Repayments of credit facility	(76,975)	(55,625)
Credit facility issuance and refinancing costs	(623)	(41,790)
Proceeds from credit facility	277,539	959,708
Extinguishment of debt	(277,539)	(470,296)
Net proceeds from stock awards	12,719	8,024
Net cash (used in) provided by financing activities	(64,879)	400,021
Net increase (decrease) in cash and cash equivalents	16,610	(99,578)
Cash and cash equivalents at beginning of period	204,335	266,631
Cash and cash equivalents at end of period	$220,945	$167,053

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
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

	Quarter Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic
Net income (loss)	$18,279	$8,126	$29,588	$(41,268)
Weighted-average common shares outstanding	89,809	86,000	89,235	85,652
Basic earnings (loss) per share	$0.20	$0.09	$0.33	$(0.48)

Diluted
Net income (loss)	$18,279	$8,126	$29,588	$(41,268)
Weighted-average common shares outstanding for basic	89,809	86,000	89,235	85,652
Dilutive effect of stock awards	1,873	1,941	1,575	—
Weighted-average common shares outstanding on a diluted basis	91,682	87,941	90,810	85,652
Diluted earnings (loss) per share	$0.20	$0.09	$0.33	$(0.48)

For the quarter and nine months ended June 30, 2013, we excluded 3.6 million and 4.0 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For the quarter ended July 1, 2012, 5.2 million stock awards were excluded in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For the nine months ended July 1, 2012, all stock awards outstanding were excluded as we reported a net loss for that period.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Revision to Prior Year Consolidated Statement of Cash Flows

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2013, we revised our consolidated statement of cash flows to correct for an error in our 2012 presentation of excess tax benefits on stock awards. The correction resulted in an increase in cash flows from operating activities for the nine-months ended July 1, 2012 of $0.4 million and a corresponding decrease in cash flows from financing activities for the same amount. The revision had no impact on our total cash flows or cash and cash equivalents.
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

2.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	June 30, 2013	September 30, 2012
Raw materials	$37,077	$39,094
Work in progress	90,873	90,920
Finished goods	38,614	29,041
	$166,564	$159,055

3.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	June 30, 2013	September 30, 2012
Amortizable intangible assets
Completed technology	$161,726	$191,007
Customer relationships	173,149	205,145
Backlog	—	627
Other	1,255	3,212
	$336,130	$399,991

Non-amortizing intangible assets
Goodwill	790,236	790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Amortization expense	$81,298	$74,718	$69,923	$67,143	$35,405	$7,643

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	June 30, 2013	September 30, 2012
Payroll, bonus, accrued time off and other employee benefits	$26,733	$43,219
Outside services	11,173	11,826
Restructuring and severance	7,550	8,277
Deferred revenue	6,598	1,566
Warranties	3,193	2,472
Licenses	2,951	1,688
Income taxes	3,068	1,036
Commissions	2,231	2,900
Interest	1,485	1,720
Other	5,495	5,520
	$70,477	$80,224

5.	INCOME TAXES
For the quarter and nine months ended June 30, 2013, we recorded an income tax benefit of $45 thousand and an income tax provision of $6.3 million, respectively. For the quarter and nine months ended July 1, 2012, we recorded an income tax provision of $4.2 million and $8.5 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent is primarily a result of income being taxed in foreign jurisdictions at a lower rate, which is partially offset by jurisdictions where we have not recorded an income tax benefit for the current period losses as they are not expected to be realized in the foreseeable future. Our effective tax rates for the quarter and nine months ended June 30, 2013 varies significantly to the comparable prior year periods primarily because of changes in the mix of income by jurisdiction, a decrease in unrecognized tax benefits and the impact of exchange rates on certain foreign deferred tax assets.  The effective tax provision for each period was the combined calculated tax expenses and benefits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we recorded a decrease in unrecognized tax benefits of $1.3 million during the nine months ended June 30, 2013 and anticipate additional decreases in unrecognized tax benefits of $16.6 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service (“IRS”) is currently examining the Company's income tax returns for fiscal years 2007 through 2009. As of June 30, 2013, the IRS has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.

6.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Morgan Stanley Senior Funding, Inc. ("MSSF") consisting of a term loan facility and a $50.0 million revolving credit facility. As of June 30, 2013, we had $699.0 million in term loan borrowings and no borrowings under the revolving credit facility. We can also request the establishment of one or more swingline loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million.
During the quarter ended March 31, 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”). The amendment

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended the term loan maturity date, provided new pricing terms, including reducing the interest rate on our term loan to 3.75%, and modified certain financial covenant provisions such that they are not scheduled to be reported unless we have revolving or swingline loan balances outstanding at the end of a fiscal quarter. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.
Under the Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at June 30, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
As of June 30, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. The fair value of our term loan balance was $699.9 million and we classify this valuation as a Level 2 fair value measurement.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the nine months ended June 30, 2013, we completed optional principal prepayments of $77.0 million. Subsequent to June 30, 2013, we completed an additional optional principal prepayment of $23.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
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
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of June 30, 2013.
Interest Rate Swap Agreements
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.5 million and a long-term liability of $0.4 million as of June 30, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $1.0 million in the first nine months of 2013 and income of $0.5 million in the first nine months of 2012.

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
Level 3: Unobservable inputs that are not corroborated by market data.
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2012
Cash and cash equivalents	$204,335	$204,335	$—	—
Pension plan assets	$5,382	$—	$—	$5,382
Interest rate swap liabilities	$1,950	$—	$1,950	$—

June 30, 2013
Cash and cash equivalents	$220,945	$220,945	$—	$—
Pension plan assets	$5,604	$—	$—	$5,604
Interest rate swap liabilities	$961	$—	$961	$—

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

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by geographic area based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net Sales:
United States	$124,411	$122,744	$379,625	$366,963
Europe	34,445	40,408	106,609	128,756
Asia	75,900	90,047	221,616	235,924
Other	7,874	5,996	17,711	17,778
Total	$242,630	$259,195	$725,561	$749,421

Communications	$67,769	$79,187	$208,890	$231,542
Defense & Security	76,302	72,555	231,369	213,136
Aerospace	45,075	55,555	137,484	157,557
Industrial	53,484	51,898	147,818	147,186
Total	$242,630	$259,195	$725,561	$749,421
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 10.6% and 11.1% for the quarter and nine months ended July 1, 2012, respectively. We began reporting net sales by geographic area based on a customer's ship-to location in the second quarter of 2013 and prior year amounts reported conform to current year presentation.
Property and equipment, net by geographic area are as follows (amounts in thousands):

	June 30, 2013	September 30, 2012
United States	$101,297	$93,496
Europe	12,972	13,253
Asia	10,085	7,912
Other	1,290	1,485
Total	$125,644	$116,146

9.	STOCK-BASED COMPENSATION
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
For the quarter and nine months ended June 30, 2013, stock-based compensation expense was $7.1 million and $25.4 million, respectively. For the quarter and nine months ended July 1, 2012, stock-based compensation expense was $9.4 million and $27.0 million, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in thousands):

Nine Months Ended	Quantity	Weighted Average Fair Value per Award
July 1, 2012
Restricted shares	1,560	$19.31
Performance stock units	350	$17.77

June 30, 2013
Restricted shares	1,826	$20.25
Performance stock units	350	$21.62
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
We continually update our estimates with respect to our performance stock units and compared to the estimates used prior to the quarter ended June 30, 2013, our updated estimates had the impact of reducing stock-based compensation expense by $2.8 million for the quarter ended June 30, 2013 and $3.4 million for the nine months ended June 30, 2013.

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

	Employee Severance	Contract Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(1,094)	(1,094)
Balance at June 30, 2013	$—	$4,754	$4,754

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance totaling $8.2 million for the nine months ended June 30, 2013. Provisions for severance in the nine months ended June 30, 2013 covered approximately 160 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	7,917	103	189	8,209
Cash expenditures	(6,971)	(219)	(95)	(7,285)
Other non-cash settlement	(201)	(6)	—	(207)
Balance at June 30, 2013	$2,867	$68	$94	$3,029

11.	COMMITMENTS AND CONTINGENCIES
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
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million and $1.4 million at June 30, 2013 and September 30, 2012, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware against Altera Corporation, Microsemi, and Lattice Semiconductor

MICROSEMI CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

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
Our products include discrete and integrated component, module, and subsystem solutions that enhance customer designs by improving performance, reliability and power consumption, reducing size or protecting circuits. The principal end markets that we serve include Communications, Defense & Security, Aerospace and Industrial.
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
Our individual component semiconductor products include silicon rectifiers, zener diodes, low leakage and high voltage diodes, temperature compensated zener diodes, transistors, subminiature high power transient suppressor diodes and pin diodes used in magnetic resonance imaging (“MRI”) machines. We also manufacture semiconductors for commercial applications, such as automatic surge protectors, transient suppressor diodes used for telephone applications and switching diodes used in computer systems. A partial list of these products includes: implantable cardioverter defibrillator and heart pacer switching, charging and transient shock protector diodes, low leakage diodes, transistors used in jet aircraft engines and high performance test equipment, high temperature diodes used in oil drilling sensing elements operating at 200 degrees centigrade (C), temperature compensated zener or rectifier diodes used in missile systems and power transistors.
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
Recent industry leading innovations include:

•	The industry's most highly integrated Synchronous Ethernet timing card device for wireless infrastructure and metro Ethernet;

•
A next-generation family of self-encrypting solid state drives (SSDs) for applications requiring superior data security, outstanding reliability, ruggedization, large storage capacity and high sustained data throughput rates;

•
The IGLOO®2 field programmable gate array (FPGA) family, featuring the highest number of mainstream FPGA features including general purpose input/outputs (GPIOs), 5G SERDES interfaces, and PCI Express® endpoints of any similar devices on the market today, and the industry's only high-performance memory subsystem;

•	Dual-channel and single-channel clock generators for multiple applications including communications equipment, enterprise routers and switches, storage area network equipment, and servers;

•	An ultra low-power (ULP) RF transceiver with an extended temperature operating range of -40 degrees C to 85 degrees C for short-range wireless sensor products used in industrial applications; and

•
Six new multi-frequency, 'any-rate' clock synthesis and frequency-conversion/jitter-attenuation products, focused on high frequency and ultra-low jitter output clocks with integration of fanout buffers and optional custom configuration.

Our growth strategy is dependent on our ability to successfully develop new technologies and products, and is complemented by our ability to implement our selective acquisitions strategy. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. There can be no assurance that the benefits of any acquisition will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
Net sales, gross profit and gross margin were as follows (amounts in thousands, except for percentages):

	Quarter Ended				Nine Months Ended
	June 30, 2013	July 1, 2012	Variance $	Variance %	June 30, 2013	July 1, 2012	Variance $	Variance %
Net sales	$242,630	$259,195	$(16,565)	(6.4)%	$725,561	$749,421	$(23,860)	(3.2)%
Gross profit	$138,312	$144,593	$(6,281)	(4.3)%	$414,350	$402,197	$12,153	3.0%
Gross margin	57.0%	55.8%	1.2%		57.1%	53.7%	3.4%
We recorded decreases in net sales between the quarters ended June 30, 2013 ("Q3 2013") and July 1, 2012 ("Q3 2012") and the nine months ended June 30, 2013 ("2013 YTD") and July 1, 2012 ("2012 YTD") with declines in both our Communications and Aerospace end markets. As discussed further in "Results of Operations", we recorded decreases in the Communications and Aerospace end markets, offset by increases in the Defense & Security and Industrial end markets. On July 25, 2013, we announced that we expect our consolidated net sales for the fourth quarter of fiscal year 2013 will increase between 2% and 4% sequentially.
Gross margin improvements resulted from integration and cost improvement activities. In Q3 2012 and 2012 YTD, we also recorded $1.0 million and $9.2 million in acquisition-related inventory charges from our acquisitions of Zarlink Semiconductor, Inc. ("Zarlink" or sometimes referred to herein as “Microsemi – CMPG") and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. These charges did not recur in 2013.
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
Markets
Our products include discrete and integrated component, module, and subsystem solutions that enhance customer designs by improving performance, reliability and power consumption, reducing size or protecting circuits. The principal end markets we serve include:

•
Communications - Products in this end market include broadband power amplifiers and monolithic microwave integrated circuits (“MMICs”), clock synthesis and distribution devices, Synchronous Ethernet (“SyncE”), packet timing devices, voice circuits, FPGAs, multiple-in multiple-out (“MIMO”), light emitting diode ("LED") and cold cathode fluorescent lamp (“CCFL”) controllers, visible light sensors, PWM controllers, voltage regulators, electromagnetic interference and radio frequency interference filters and transient voltage suppressors. Applications for these products include WiFi and wireless LAN equipment, fiber-to-the-home, passive optical network and digital subscriber line networking hardware, customer premises equipment access devices, PoE equipment and enabled devices, communications infrastructure equipment, including cellular base stations and small cell equipment, service provide and enterprise networking routers and switches and storage devices.

•
Defense & Security - Products in this end market include mixed-signal analog integrated circuits, JAN, JANTX, JANTXV and JANS high-reliability semiconductors, as well as modules including diodes, zeners, diode arrays, transient voltage suppressors, bipolar transistors, metal-oxide semiconductor field-effect transistors ("MOSFETs"), insulated gate bipolar transistors ("IGBTs"), small signal analog integrated circuits, small signal transistors, relays, silicon-controlled rectifiers (“SCRs”), RF transceivers, subsystems and FPGAs. These products are utilized in a variety of applications including radar and communications, defense electronics, homeland security, threat detection, targeting and fire control and other power conversion and related systems in military platforms.

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

	Employee Severance	Contract Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(1,094)	(1,094)
Balance at June 30, 2013	$—	$4,754	$4,754

At September 30, 2012, we had recorded severance and restructuring accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance payments totaling $8.2 million for the nine months ended June 30, 2013. Provisions for severance in the nine months ended June 30, 2013 covered approximately 160 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	7,917	103	189	8,209
Cash expenditures	(6,971)	(219)	(95)	(7,285)
Other non-cash settlement	(201)	(6)	—	(207)
Balance at June 30, 2013	$2,867	$68	$94	$3,029
RESULTS OF OPERATIONS
Net sales decreased $16.6 million or 6.4% to $242.6 million for Q3 2013 from $259.2 million for Q3 2012 and decreased $23.9 million or 3.2% to $725.6 million for 2013 YTD from $749.4 million for 2012 YTD.

Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Communications	$67,769	$79,187	$208,890	$231,542
Defense & Security	76,302	72,555	231,369	213,136
Aerospace	45,075	55,555	137,484	157,557
Industrial	53,484	51,898	147,818	147,186
Total	$242,630	$259,195	$725,561	$749,421

Net sales in the Communications end market decreased $11.4 million to $67.8 million in Q3 2013 from $79.2 million in Q3 2012 and decreased $22.7 million to $208.9 million in 2013 YTD from $231.5 million in 2012 YTD. While this end market benefited from increased contributions of voice circuit and timing and synchronization products, our overall Communications end market is sensitive to macroeconomic conditions and capital expenditure deployment, which resulted in a decline in net sales. During Q2 2013, PoE, power management, RF and voice circuit products were especially impacted by macroeconomic factors, thus impacting 2013 YTD results. We expect to continue expanding our market opportunity in timing and synchronization products and believe we are well poised for growth, as a result of new product acceptance as well as expectations for an increase in telecommunications carrier spend on these products. We expect net sales in the communications end market to increase in the upcoming quarter due to market share gains and market expansion in PoE and network synchronization, with continued steady growth from our existing timing and synchronization products.
Net sales in the Defense & Security end market increased $3.7 million to $76.3 million in Q3 2013 from $72.6 million in Q3 2012 and increased $18.2 million to $231.4 million in 2013 YTD from $213.1 million in 2012 YTD. Sales for Q3 2012 and 2012 YTD were adversely impacted by the lack of a 2012 federal budget through the first quarter of 2012, and uncertainty surrounding the defense budget was reflected in cautious procurement plans of our customers. While the uncertainty about the impact of sequestration remains, this end market has grown steadily over the last year. We believe the most recent budget emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. We also believe that net sales benefited from increasing international defense sales, enabled in part by our security product offerings, and that Microsemi's dollar content in defense programs will increase as our products move up the value chain. We believe the Departments of Defense and Homeland Security's budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We believe that net sales have benefited from our industry leading technology breadth and total solutions approach and as a result, we are currently bidding for more potential dollar value than any time in our past. We recognize that the current uncertainty surrounding the U.S. federal budget and sequestration may result in short-term delays in defense programs but believe in our long term growth prospects for this end market.
Net sales in the Aerospace end market decreased $10.5 million to $45.1 million in Q3 2013 from $55.6 million in Q3 2012 and decreased $20.1 million to $137.5 million in 2013 YTD from $157.6 million in 2012 YTD. We noted robust demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. We believe that 2013 YTD net sales were impacted by irregular order rates that we attribute to OEMs and subcontractors filling their channels to prepare for production and then slowing as manufacturing begins. In addition, during the second quarter of 2013, sales of space level products were adversely impacted by longer lead times affecting the timing of sales; sales of space level products have somewhat recovered in Q3 2013. Space level bookings have increased over the last several quarters and we expect increased shipments of space level products along with steady commercial aerospace sales.
Net sales in the Industrial end market increased $1.6 million to $53.5 million in Q3 2013 from $51.9 million in Q3 2012 and increased $0.6 million to $147.8 million in 2013 YTD from $147.2 million in 2012 YTD. Bookings were steady for medical, semiconductor capital equipment, industrial lasers, MRI and other broadline industrial applications while bookings for solar applications also increased. Over the intermediate to longer term, we believe that our differentiated medical products and early design-in activity in industrial automation applications will result in growth for this end market.

Net sales by geographic area based on a customer's ship-to location were as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
United States	$124,411	$122,744	$379,625	$366,963
Europe	34,445	40,408	106,609	128,756
Asia	75,900	90,047	221,616	235,924
Other	7,874	5,996	17,711	17,778
Total	$242,630	$259,195	$725,561	$749,421

As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 10.6% and 11.1% for the quarter and nine months ended July 1, 2012, respectively. We began reporting net sales by geographic area based on a customer's ship-to location in the second quarter of 2013 and prior year amounts reported conform to current year presentation.
Gross profit decreased $6.3 million to $138.3 million (57.0% of net sales) for Q3 2013 from $144.6 million (55.8% of net sales) for Q3 2012 and increased $12.2 million to $414.4 million (57.1% of net sales) in 2013 YTD from $402.2 million (53.7% of net sales) in 2012 YTD. Gross margin improvements resulted from integration and cost improvement activities at both acquired and existing locations. In Q3 2012 and 2012 YTD, we also recorded $1.0 million and $9.2 million in acquisition-related inventory charges from our acquisitions of Microsemi – CMPG and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. These charges did not recur in 2013.
Selling, general and administrative ("SG&A") expenses decreased $2.7 million to $48.8 million for Q3 2013 from $51.5 million in Q3 2012 and decreased $5.7 million to $152.5 million in 2013 YTD from $158.2 million in 2012 YTD. While incremental costs from recent acquisitions contributed to increased SG&A expenses, increases were offset by cost control measures and a reduction in stock-based compensation expense.
We continually update our estimates with respect to our performance stock units and compared to the estimates used prior to the quarter ended June 30, 2013, our updated estimates had the impact of reducing stock-based compensation expense by $2.8 million for the quarter ended June 30, 2013 and $3.4 million for 2013 YTD.
Research and development expense decreased $1.8 million to $42.2 million for Q3 2013 from $44.0 million for Q3 2012 and increased $1.6 million to $127.3 million in 2013 YTD from $125.7 million in 2012 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses, increases were generally offset by cost control measures. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium ("SiGe") RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride ("GaN") and silicon carbide ("SiC") power management and RF solutions.
Amortization of intangible assets decreased $5.0 million to $21.0 million for Q3 2013 from $26.0 million for Q3 2012 and decreased $13.5 million to $63.9 million in 2013 YTD from $77.4 million in 2012 YTD. The decrease was primarily from the amortization of backlog related to Microsemi - CMPG that had an amortizable life of one year. These amounts include amortization related to acquired completed technology of $29.3 million for 2013 YTD and $30.5 million for 2012 YTD.
Restructuring charges amounted to $1.0 million for Q3 2013 compared to $1.7 million for Q3 2012 and $8.1 million for 2013 YTD compared to $9.1 million for 2012 YTD. The variances relate to the timing and announcement of restructuring activities.
Interest expense, net was $7.2 million for Q3 2013 compared to $8.9 million for Q3 2012 and $23.3 million for 2013 YTD compared to $31.0 million for 2012 YTD. The decrease in interest expense was due to a lower term loan balance of $699.0 million at June 30, 2013 compared to $806.0 million at July 1, 2012 and a reduction in the interest rate to 3.75% during Q3 2013 compared to 4.00% during Q3 2012.
Other income was $0.2 million for Q3 2013 compared to other expense, net of $0.1 million for Q3 2012 and $3.4 million for 2013 YTD compared to $33.6 million for 2012 YTD. During the second quarter of 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”), which among other things, reduce the interest rate on our term loan to 3.75%. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.

In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement during Q4 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million during the first quarter of 2012 related to these adjustments. During the first quarter of 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). During the second quarter of 2012, we further amended our credit facility and accounted for this amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs related to the debt extinguishment. Subsequent to the amendment in the first quarter of 2012, we did not elect the fair value option on our outstanding term loan balances.
For Q3 2013 and 2013 YTD, we recorded an income tax benefit of $45 thousand and an income tax provision of $6.3 million, respectively. For Q3 2012 and 2012 YTD, we recorded an income tax provision of $4.2 million and $8.5 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent is primarily a result of income being taxed in foreign jurisdictions at a lower rate, which is partially offset by jurisdictions where we have not recorded an income tax benefit for the current period losses as they are not expected to be realized in the foreseeable future. Our effective tax rates for Q3 2013 and 2013 YTD varies significantly to the comparable prior year periods primarily because of changes in the mix of income by jurisdiction, a decrease in unrecognized tax benefits and the impact of exchange rates on certain foreign deferred tax assets.  The effective tax provision for each period was the combined calculated tax expenses and benefits for various jurisdictions.

CAPITAL RESOURCES AND LIQUIDITY
We had $220.9 million and $204.3 million in cash and cash equivalents at June 30, 2013 and September 30, 2012, respectively. During 2013 YTD and 2012 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities decreased $3.4 million to $112.6 million for 2013 YTD from $116.0 million for 2012 YTD. A summary of net cash provided by operating activities for 2013 YTD and 2012 YTD is as follows (amounts in thousands):

	Nine Months Ended
	2013	2012
Net income (loss)	$29,588	$(41,268)
Depreciation and amortization	85,425	101,495
Provision for doubtful accounts	(213)	(186)
Amortization of deferred financing cost	755	1,872
Settlement of foreign currency forward	—	(3,701)
Loss on disposition or impairment of assets	—	1,845
Deferred income taxes	1,962	(9,145)
Stock-based compensation	25,409	27,026
Net change in working capital accounts	(30,126)	10,413
Net change in other long term assets and liabilities	(183)	27,640
Net cash provided by operating activities	$112,617	$115,991

Accounts receivable decreased $2.0 million to $151.2 million at June 30, 2013 from $153.2 million at September 30, 2012. The decrease in accounts receivable was primarily due to the timing of sales towards the end of 2013 YTD, offset by a reduction in net sales in Q3 2013 as compared to the fourth quarter of 2012. Inventories increased $7.5 million to $166.6 million at June 30, 2013 from $159.1 million at September 30, 2012, with the increase primarily due to the anticipation of sales growth in the fourth quarter of 2013.
Current liabilities decreased $27.5 million to $129.0 million at June 30, 2013 from $156.5 million at September 30, 2012. The decrease was due to payments of accrued bonus and profit sharing and the timing of vendor payments, offset by the timing of pay periods relative to our fiscal quarter end and an increase in deferred revenue related to contracts accounted for under the percentage of completion method.
Net cash used in investing activities was $31.1 million for 2013 YTD compared to $615.6 million for 2012 YTD. Net cash used in investing activities for 2013 YTD was for purchases of property and equipment. Net cash used in investing activities in 2012 YTD consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Microsemi – CMPG and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $39.8 million in purchases of property and equipment offset by $3.7 million for the settlement of foreign currency forward, $4.4 million in proceeds from the sale of an investment and $0.3 million in insurance proceeds.
Net cash (used in) provided by financing activities was $(64.9) million for 2013 YTD compared to $400.0 million for 2012 YTD. Net cash used in financing activities in 2013 YTD consisted of net principal repayments of $77.0 million under our credit agreement and $0.6 million in credit facility refinancing costs, offset by $12.7 million in net proceeds from the exercise of stock awards. Net cash provided by financing activities in 2012 YTD primarily consisted of net borrowings of $433.8 million under our credit agreement and $8.0 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs.
During the quarter ended March 31, 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”). The amendment extended the term loan maturity date, provided new pricing terms, including reducing the interest rate on our term loan to 3.75%, and modified certain financial covenant provisions such that they are not scheduled to be reported unless we have revolving or swingline loan balances outstanding at the end of a fiscal quarter. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding.
Under the Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at June 30, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
As of June 30, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. The fair value of our term loan balance was $699.9 million and we classify this valuation as a Level 2 fair value measurement.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the nine months ended June 30, 2013, we completed optional principal prepayments of $77.0 million. Subsequent to June 30, 2013, we completed an additional optional principal prepayment of $23.0 million resulting in a term loan balance of $676.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
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
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our financial covenants as of June 30, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended September 30, 2012.
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

We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. Specific to the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian dollar ("CAD"). We agreed to purchase CAD 623.0 million for $608.2 million that settled in the first quarter of 2012. Other than the foregoing, we have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.
We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risks exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. We have never experienced a material loss due to termination of a U.S. Government contract. We have never had to renegotiate our price under any government contract.
Under the Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at June 30, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
Our amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the nine months ended June 30, 2013, we completed an optional principal prepayment of $77.0 million. Subsequent to the end of the quarter, we completed an additional optional principal prepayment of $23.0 million resulting in a current term loan balance of $699.0 million. A 1.00% change in interest rates would result in an annual change of $7.0 million in interest expense. While there are currently no scheduled principal repayments until the maturity date, our credit agreement stipulates an annual payment of a percentage of ECF. The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.5 million and a long-term liability of $0.4 million as of June 30, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $1.0 million in the first nine months of 2013 and income of $0.5 million in the first nine months of 2012.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

ITEM 1A.	RISK FACTORS
We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K as filed with the SEC on November 21, 2012. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. Except for the addition of a new risk factor titled, "We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements," there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
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
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza or the H7N9 Virus, flooding, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.
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
We generally do not have any long-term agreements with our subcontractors. As a result, we may be unable to directly control our quality assurance and product delivery schedules. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect us. Third party manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Logistics Agency has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.
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
Some of our sales are or may be derived from customers whose principal sales are to the U.S. government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. If we experience significant reductions or delays in procurements of our products by the U.S. government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced one termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. There is no guarantee that we will not experience contract terminations or price renegotiations of government contracts in the future.

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
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 32% of total net sales in the first nine months of fiscal 2013. From time to time, we have experienced declining security- and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security- and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security- and defense-related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our Defense & Security end market), financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.
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
We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
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
We have in the past closed, combined, sold or disposed of certain of our operations, have current plans to combine certain of our operations and may determine to do so in the future, which could reduce our sales volume and result in significant restructuring costs.
In September 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona during the quarter ended April 3, 2011. Scottsdale represented approximately 1% of our annual net sales in fiscal year 2011 and occupied a 135,000 square foot leased facility. We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we plan generally to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.
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
Net sales from international markets represent a significant portion of total net sales and totaled 48% in the first nine months of fiscal 2013. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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

•	work stoppages or disruption of local labor supply;

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

•	acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza or the H7N9 Virus), which could disrupt our manufacturing and logistical activities;

•	compliance with and changes in import/export regulations;

•	changes in tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally;

•	restrictions in the transfer or repatriation of funds; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.
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
The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles, consolidations of customers, and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the “down” portions of these cycles, which have sometimes been severe and prolonged. We have also noted consolidations of customers, particularly our distributors, which may adversely affect our pricing leverage or ability to maintain sufficient distributor channel inventory to meet end customer demand. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in each of our diverse end markets. Each of these end markets has, in the past, experienced reductions in demand, and current and future downturns in any of these markets may continue to adversely affect our revenues, operating results, cash flows and financial condition.
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
Our choices of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), indium gallium arsenide phosphide (InGaAsP) SiGe or SiC integrated circuits is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for our products to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our revenues and operating results may be materially and adversely affected.
Production delays related to new compound semiconductors could adversely affect our future results.
We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, InGaAsP, SiGe and SiC primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain competitors offer this capability and our customers may purchase our competitors' products instead of ours for this reason. In addition, the third party foundries that we use may delay delivery of, or even completely fail to deliver, technology and products to us. Our business and financial prospects could be materially and adversely affected by any failure by us to timely produce these products.
We may be unable to retain our customers due in part to our inability to fulfill our customer demand and other factors.
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regards to our manufacturing and testing of certain high-reliability products. The lead time for manufacturing and testing of high-reliability products can be many months. In response to current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regards to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace, Defense & Security and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.
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
Although the market for implantable defibrillators is growing, customers in this market could reduce their reliance on outside suppliers. The implantable defibrillator market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can, from time to time, accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEMs can also result in fluctuations in order rates.
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
Microsemi's consolidated manufacturing efficiency will be an important factor in our future profitability, and we may be unsuccessful in our efforts to maintain or increase our manufacturing efficiency. Our manufacturing processes, and those utilized by our third-party subcontractors, are highly complex, require advanced and costly equipment and are sometimes modified in an effort to improve yields and product performance. We have from time to time, experienced difficulty in transitioning manufacturing processes to different facilities or adopting new manufacturing processes. As a consequence, we have at times experienced delays in product deliveries and reduced yields. Every silicon wafer fabrication facility utilizes very precise processing, and processing difficulties and reduced yields commonly occur, often as a result of contamination of the material. Reduced manufacturing yields can often result in manufacturing and shipping delays due to capacity constraints. Therefore, manufacturing problems can result in additional operating expenses and delayed or lost revenues. In one instance, which occurred in fiscal year 2005, Microsemi scrapped nonconforming inventory at a cost of approximately $1 million and experienced a delay of approximately two months in realizing approximately $1.5 million of net sales. In an additional instance, which occurred in fiscal year 2004, Microsemi encountered a manufacturing problem concerning contamination in a furnace that resulted in the quarantine of approximately one million units at a cost of approximately $2 million. The identification and resolution of that manufacturing issue required four months of effort to investigate and resolve, which resulted in a concurrent delay in realizing approximately $2 million of net sales. Microsemi may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, upgrading existing facilities, relocating processes to different facilities, or changing its process technologies, any of which could result in a loss of future revenues or an increase in manufacturing costs.
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
The market price of our stock has fluctuated widely. Between October 2, 2011 and June 30, 2013, the market sale price of our common stock ranged between a low of $14.82 and a high of $23.28. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Inapplicable.

ITEM 5.	OTHER INFORMATION
Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

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
 Dated: July 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2013†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter and nine months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Condensed Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.