Form 10-K
period 2013-09-29
MICROSEMI CORP
filed 2013-11-14
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 29, 2013 was approximately $2,100,000,000.
The number of outstanding shares of Common Stock on November 1, 2013 was 93,967,589
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended September 29, 2013.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	demand, growth and sales expectations for our products;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•
the uncertainty of litigation, administrative and similar matters, the associated costs and expenses, and the potential material adverse effect these matters could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•
expectations concerning the potential termination or renegotiation of U.S. government contracts, uncertainties of governmental appropriations and national defense policies and priorities and the effects of past or future government shutdowns;

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effects of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

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
INTRODUCTION
Microsemi Corporation, which changed its name from Microsemiconductor Corporation in February 1983, was incorporated in Delaware in 1960. Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries. The Company is publicly traded under the symbol “MSCC” on the Nasdaq stock exchange. Our company headquarters are located at One Enterprise in Aliso Viejo, California 92656 and our telephone number is (949) 380-6100.
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs), and mixed-signal and radiation-tolerant field programmable gate arrays (FPGAs). We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet (PoE) midspans.
The principal end markets that we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in communications infrastructure systems, both wireless and wired LAN systems, pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
 Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and are always available free of charge. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. Also accessible on our website are our code of ethics, governance guidelines, conflict minerals policy, Foreign Corrupt Practices Act compliance, internal audit charter and charters for the Audit Committee, Compensation Committee, Executive Committee and Governance and Nominating Committee of our Board of Directors. Such website is not intended to constitute any part of this report.
Please read the information under the heading “IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS” above, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on September 29, 2013, September 30, 2012, and October 2, 2011 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
MISSION AND VISION STATEMENTS
Mission: Strengthen and leverage the industry's most comprehensive product technology portfolio, differentiated by power, security, reliability and performance, to expand our leadership position in high-value, high-barrier-to-entry markets. Develop innovative leading-edge system solutions that provide our customers with an unparalleled competitive edge, and deliver best-in-class technical service and support.
Vision: Leading-edge system solutions, solving the most difficult problems where performance matters, reliability is vital and security is non-negotiable.
MARKETING
Microsemi’s products and unique areas of expertise are promoted to specific audiences by the company’s internal marketing team, as well as through its global sales personnel. In addition, electronic component distributors and independent sales representatives actively market and sell Microsemi’s product portfolio offerings and competency strengths.
The principal end markets we target include:

•
Aerospace - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today, including the latest advanced models such as the Boeing 787 Dreamliner and Airbus A380. The company’s high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems.

•
Communications - Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office, to data centers, to the enterprise and the home, and to a broad array of network devices. Microsemi also pioneered the concept and development of PoE technology and offers ICs and midspans based on this increasingly popular power transmission solution.

•
Defense & Security - Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. The company’s defense and security solutions are also used in products such as unmanned aerial vehicles, and radio and guidance systems.

•
Industrial - Microsemi delivers robust and highly reliable solutions for applications ranging from industrial controls, to machine-to-machine (M2M) communications, to semiconductor capital equipment and to alternative energy platforms. The company is also a leading supplier of ultra-low power wireless solutions used in medical devices including implantable defibrillators and pacemakers, MRI machines, and portable medical equipment.

Microsemi marketed a number of new products that were recently announced, including:

•
Two new ultra-low dropout (ULDO) linear point-of-load (POL) regulators for space, commercial aviation and defense applications, which are the first devices of their kind to include an integrated single event effects (SEE) filter to protect against soft errors caused by heavy ions often found in air and space-borne applications;

•
PoE dual-port passive hub, which is the industry's first such device for outdoor applications which offers a cost-effective solution that complies with IEEE 802.3 at standards for delivering 30 watts (W) of power per port while ensuring safe and reliable operation in outdoor environments for two standard PoE data terminals;

•
Next generation of 650 volt (V) non-punch through (NPT) insulated bipolar gate transistors (IGBTs), which improve efficiency by delivering the industry's best loss performance, which is approximately 8 percent better than the closest competitor's IGBT;

•
The world's only secure, half-terabyte (TB) solid state drive (SSD) for mobile video surveillance operations, storage area networks (SANs) and other high capacity storage applications requiring superior real-time data protection, which operates at sustained 200 megabytes per second (MB/s) and delivers the industry's fastest full-hardware-based erase time of less than 10 seconds;

•	The highest density family of single-chip timing card devices with support for both Synchronous Ethernet (SyncE) and IEEE 1588-2008 packet networks including 4G and LTE applications;

•	Two new plastic large area device (PLAD) transient voltage suppression (TVS) diode products that protect aircraft electrical systems from damaging transient lightning strikes;

•
Two higher power, higher voltage high-frequency vertical diffusion metal oxide semiconductor (VDMOS) MOSFETs designed to operate in the industrial, scientific and medical (ISM) frequency range of 2-60 megahertz (MHz), including the industry leading VRF2944, which offers 400 W, or 33 percent higher output power at 50V supply voltages than competitive devices;

•
A new version of its CodeSEAL™ defense-grade software protection platform, providing significant enhancements to the performance, security, and ease of tamper-prevention and reverse-engineering protection development;

•	A new 750 W RF transistor that delivers outstanding, highest power performance in a full range of air traffic control and collision avoidance equipment; and

•
Next-generation AllClear® (the world's first handheld image-free screener incorporating passive millimeter wave detection technology) handheld screener with enhanced metal detection capabilities for security and loss prevention applications.

SALES
Net sales were $975.9 million, $1.0 billion and $835.9 million in 2013, 2012 and 2011, respectively. Net sales by originating geographic area and end market are disclosed in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, “International operations and sales expose us to material risks and may increase the volatility of our operating results,” which information is incorporated herein by reference.

ACQUISITIONS
We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers' end designs in markets where power matters, security is non-negotiable and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic “total solution” partner as opposed to a single socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.
We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions that allow Microsemi to strengthen its position in high-value, high barrier-to-entry markets, while delivering increased value to shareholders and customers.
Microsemi’s acquisition strategy focuses on combining our technical talent, product portfolios and roadmaps with those companies that allow us to leverage customer synergies, expand design capabilities and increase share with key customers in the Aerospace, Communications, Defense & Security, and Industrial markets. Our customer base benefits from access to a broader portfolio of cutting-edge solutions from a single source, while adding greater scale and efficiencies to our business model. Acquisitions are an important component of Microsemi’s growth strategy and the company will continue to evaluate acquisitions that support its objectives.
On October 21, 2013, we entered into the Merger Agreement , pursuant to which, and on the terms and subject to the conditions thereof, PETT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Microsemi, commenced a cash tender offer on October 28, 2013 to purchase all of the outstanding shares of Symmetricom’s common stock at a purchase price of $7.18 per share. We estimate that the total amount of funds required to purchase all of Symmetricom's shares pursuant to the Offer and consummate the Merger is approximately $324 million. Microsemi expects to obtain the necessary funds from credit facilities for which Microsemi has received a commitment letter as described below, alternative financing or existing cash balances. The Tender Offer is scheduled to expire on November 25, 2013.
MANUFACTURING AND SUPPLIERS
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of fiscal year 2013, approximately 90% of our wafer, assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
Our wafer designs requirements are increasing in technological complexity and in order to meet our designs specifications, our foundry partners must expend resources for capital equipment and to develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business and operating results. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could harm our business and operating results.
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
Our principal manufacturing operations are in the following locations:

California	Arizona	Shanghai, China
Camarillo	Phoenix
Garden Grove		Bruges, France
La Mirada	Massachusetts
San Jose	Lawrence	Ennis, Ireland
Santa Clara	Lowell
Manila, Philippines
Oregon
	Bend	Caldicot, United Kingdom

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

RESEARCH AND DEVELOPMENT
We believe that continuing timely development and introduction of new products is essential to maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design. We expense the cost of research and development as incurred. Research and development expenses are principally comprised of payroll and related costs, consulting costs and supplies.
We spent approximately $170.6 million, $168.5 million and $114.2 million in 2013, 2012 and 2011 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2013, 2012 or 2011 net sales.
Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If any such infringements were alleged to exist, we might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. The practice of offering licenses appears to be generally continuing. However, no assurance can be given that we will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to us. In those circumstances where an acceptable license is not available, we would need either to change the process or product so that it no longer infringes or stop manufacturing the product or products involved in the infringement, which might be costly and could adversely affect our revenues and operating results.
Please see the information that is set forth under the subheading “Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete,” within the section below entitled “ITEM 1A. RISK FACTORS.”
SALES TO THE U.S. GOVERNMENT
Approximately 31% of total net sales in 2013 were in the Defense & Security end market and sales in this end market highly correlate to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.

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
EMPLOYEES
At the end of fiscal year 2013, we employed approximately 1,800 persons domestically and 1,300 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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
Reliance on government contracts for a significant portion of our sales could have a material adverse effect on results of operations.
A significant portion of our sales are or may be derived from customers whose principal sales are to the U.S. government. These sales are or may be derived from direct and indirect business with the U.S. Department of Defense and other U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the recent budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
We have experienced delays and reduction in appropriations on programs that include our products. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. While we generally function as a subcontractor, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs, may adversely impact the contracting environment and our operating results.
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the shutdown of non-essential U.S. government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results.
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 31% of total net sales in 2013. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
We are dependent on third parties for key functions including foundries for wafer supplies, subcontractors for assembly, test and packaging services and vendors for logistics, and problems at these third parties could adversely affect our business and operating results.
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of fiscal year 2013, approximately 90% of our wafer, assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
Our wafer designs requirements are increasing in technological complexity and in order to meet our designs specifications, our foundry partners must expend resources for capital equipment and to develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business and operating results. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could harm our business and operating results.
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
Unanticipated changes in our tax provisions, or exposure to additional income tax liabilities or unfavorable results of tax examinations could affect our financial results.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially affect our operating results, cash flows and financial condition.
We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
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
We may not be able to develop new technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
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
Additionally, our ability to compete within our industry will depend on our ability to identify and ensure compliance with industry standards that are constantly evolving. The emergence of new industry standards could render our products incompatible with products developed by major manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards, it could have a material adverse effect on our business operations and financial results.

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
Net sales from international markets represent a significant portion of total net sales and totaled 47% in 2013. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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

•
local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws and regulations;

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
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Aeroflex Holding Corporation; Altera Corporation; Fairchild Semiconductor International, Inc.; Freescale Semiconductor, Inc.; Texas Instruments, Inc.; Integrated Device Technology, Inc.; International Rectifier Corp.; Linear Technology Corp.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Monolithic Power Systems, Inc.; O2Micro International, Ltd.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Supertex, Inc. and Xilinx, Inc. Some of our competitors in developing markets are Integrated Device Technology, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc. and Triquint Semiconductor, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both of these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
Compound semiconductor products may not successfully compete with silicon-based products.
Our choice of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), indium gallium arsenide phosphide (InGaAsP) SiGe or SiC integrated circuits is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for our products to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our revenues and operating results may be materially and adversely affected.
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
Our manufacturing operations, and the outside manufacturing operations that we use increasingly, in some instances, depend upon obtaining a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment (including silicon, mold compounds and lead frames) on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, if signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to continue to supply us. If alternate suppliers for these materials, parts and equipment are not available, our operations could be interrupted, which would have a material adverse effect on our operating results, financial condition and cash flows.
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
We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our business, financial condition and results of operations could be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between September 30, 2012 and September 29, 2013, the market sale price of our common stock ranged between a low of $17.12 and a high of $26.72. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.
Undue reliance should not be placed on our backlog or book-to-bill ratios or changes to these amounts. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. We have in the past experienced long lead times for some of our products, which may have therefore resulted in orders in backlog being duplicative of other orders in backlog, which would increase backlog without resulting in additional revenues. Because of long lead times in certain products, our book-to-bill ratio may not be an indication of sales in subsequent periods. Uncertain worldwide economic conditions and market instability have also resulted in hesitance of our customers to place orders with long delivery schedules, which contributes to limited visibility into our markets.
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
There may be some potential effects of system outages or data security breaches, which could adversely affect our operations, financial results or reputation.
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
We invest cash balances primarily in money market funds. At times, we have also entered into interest rate swap and foreign currency forward contracts. While all of our investments to date are highly rated and we believe our counterparties to be highly rated, current credit market disruptions may adversely affect the value and liquidity of these investments and may affect the ability of our counterparties to fulfill their contractual obligations.
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

•
The authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover or in a way that may dilute an investment in our common stock; and

•
Certain provisions of our charter documents, including provisions eliminating the ability of stockholders to call special meetings and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Microsemi. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We are headquartered in Aliso Viejo, California. We conduct engineering, research and development, sales and administration activities at our principal owned and leased facilities. We also conduct manufacturing at the locations denoted with an asterisk. A list of locations of these facilities is as follows:

California	Arizona	Massachusetts	Ottawa, Canada
Aliso Viejo	Phoenix*	Lawrence*
Camarillo*		Lowell*	Macau SAR, China
Cupertino	Florida
Garden Grove*	Lake Mary	Oregon	Shanghai, China*
La Mirada*		Bend*
San Diego	Georgia		Bruges, France*
San Jose*	Atlanta	Pennsylvania
Santa Clara*		Reading	Ennis, Ireland*
Indiana
	West Lafayette	Texas	Hod Hasharon, Israel
Austin
		Dallas	Manila, Philippines*

Caldicot, United Kingdom*
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

Fiscal Year ended September 29, 2013	HIGH	LOW
1st Quarter	$21.12	$17.12
2nd Quarter	$23.28	$19.00
3rd Quarter	$23.24	$18.96
4th Quarter	$26.72	$22.57

Fiscal Year ended September 30, 2012	HIGH	LOW
1st Quarter	$19.34	$14.82
2nd Quarter	$22.30	$16.59
3rd Quarter	$22.02	$16.63
4th Quarter	$21.84	$16.57

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
(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 1, 2013)
Common Stock, $0.20 Par Value	744

The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.
(c) Dividends
We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that limit the amount of cash dividends we may pay to a maximum aggregate amount of $75.0 million over the term of our Credit Agreement.

(d) Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the five-year period ended September 29, 2013 to the total returns of 1) the Total Return Index for the NASDAQ Stock Market (U.S. and Foreign) and 2) the Total Return Index for NASDAQ Electronic Components Stocks. This comparison assumes in each case that $100 was invested at the close of market on September 26, 2008 and that any dividends were reinvested. The Company’s fiscal year ends on the Sunday generally closest to September 30 each year. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Microsemi Corporation, Total Return Index for the NASDAQ Stock Market (U.S. and Foreign)
And the Total Return Index for NASDAQ Electronic Components Stocks
* Indexes calculated on month-end basis.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Microsemi under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on September 29, 2013
	(Amounts in thousands, except per share data)
	2013	2012	2011	2010	2009
Selected Consolidated Income Statement Data:
Net sales	$975,944	$1,012,495	$835,854	$518,268	$452,972
Gross profit	$557,188	$552,623	$441,171	$248,211	$180,407
Operating income (loss)	$89,427	$58,347	$54,981	$55,881	$(10,070)
Net income (loss)	$43,674	$(29,675)	$55,730	$59,038	$(26,823)
Earnings (loss) per share:
Basic	$0.49	$(0.35)	$0.66	$0.73	$(0.33)
Diluted	$0.48	$(0.35)	$0.65	$0.72	$(0.33)
Weighted-average shares outstanding
Basic	89,508	85,837	83,916	80,797	80,943
Diluted	91,328	85,837	85,747	81,541	80,943
Selected Consolidated Balance Sheet Data:
Working capital	$489,398	$404,863	$424,201	$360,846	$353,953
Total assets	$1,912,655	$1,934,630	$1,482,473	$879,886	$811,130
Long-term liabilities	$747,365	$850,166	$436,677	$42,120	$34,010
Stockholders’ equity	$1,032,058	$927,986	$892,107	$766,443	$676,351

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in its entirety.
Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs), and mixed-signal and radiation-tolerant field programmable gate arrays (FPGAs). We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet (PoE) midspans.
The principal end markets that we serve include aerospace, communications, defense & security, and industrial. Today, Microsemi products are found in communications infrastructure systems, both wireless and wired LAN systems, pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
Mission and Vision Statements
Mission: Strengthen and leverage the industry's most comprehensive product technology portfolio, differentiated by power, security, reliability and performance, to expand our leadership position in high-value, high-barrier-to-entry markets. Develop innovative leading-edge system solutions that provide our customers with an unparalleled competitive edge, and deliver best-in-class technical service and support.
Vision: Leading-edge system solutions, solving the most difficult problems where performance matters, reliability is vital and security is non-negotiable.
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
Net sales decreased $36.6 million or 4%, to $975.9 million in 2013 from $1.0 billion in 2012 and increased $176.6 million or 21%, from $835.9 million in 2011. For 2012 and 2011, we estimate that between 15% to 20% and 25% to 30%, respectively, of net sales were derived from acquisitions concluded in each such fiscal year and each end market benefited from products we added from recent acquisitions. Estimated sales by end markets are based on our understanding of end market uses of our products. Our analysis of sales by end markets may be found in the “Results of Operations” section below. We believe an estimated breakout of net sales by end markets for the last three fiscal years is approximately as follows (amounts in thousands):

	2013	2012	2011
Aerospace	$187,006	$212,293	$212,127
Communications	278,126	311,952	148,792
Defense & Security	306,311	286,430	299,503
Industrial	204,501	201,820	175,432
Total	$975,944	$1,012,495	$835,854

Gross profit increased $4.6 million between 2013 and 2012, to $557.2 million (57.1% of sales) for 2013 from $552.6 million (54.6% of sales) for 2012 and increased $111.5 million between 2012 and 2011, from $441.2 million (52.8% of sales) for 2011. Gross margin improvements resulted from integration and cost improvement activities at both acquired and existing locations. During 2012, we recorded $9.2 million of acquisition-related inventory charges related to manufacturing profit in acquired inventory. Further, we recorded $3.2 million from an inventory write-off related to flooding in Thailand, net of insurance recoveries. These charges did not recur in 2013. Gross margin for 2011 was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities (including the closure of our Scottsdale facility) and reductions in personnel. During 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. Also in 2011, we recorded a $5.6 million charge for Scottsdale remediation and fixed assets that we abandoned as part of our Scottsdale facility closure and acquisition-related inventory charges $5.9 million related to manufacturing profit in acquired inventory.
Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part I, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.”).
Undue reliance should not be placed on our backlog or book-to-bill ratios or changes to these amounts. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. (see Part I, Item 1A, Risk Factors, “We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.”)
Approximately 31% of total net sales in 2013 were in the Defense & Security end market and sales in this end market highly correlate to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We are subject to the impacts of potential U.S. federal government shutdowns, sequestration under the Budget Control Act of 2011 and other risks related to U.S. Government sales (see Part I, Item 1A, Risk Factors, “Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.”).
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
Marketing
Microsemi’s products and unique areas of expertise are promoted to specific audiences by the company’s internal marketing team, as well as through its global sales personnel. In addition, electronic component distributors and independent sales representatives actively market and sell Microsemi’s product portfolio offerings and competency strengths.
The principal end markets we target include:

•
Aerospace - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today, including the latest advanced models such as the Boeing 787 Dreamliner and Airbus A380. The company’s high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems.

•
Communications - Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office to the enterprise and the home, and to a broad array of network devices. Microsemi also pioneered the concept and development of PoE technology and offers ICs and midspans based on this increasingly popular power transmission solution.

•
Defense & Security - Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. The company’s defense and security solutions are also used in products such as unmanned aerial vehicles, and radio and guidance systems.

•
Industrial - Microsemi delivers robust and highly reliable solutions for applications ranging from industrial controls, machine-to-machine (M2M) communications, to semiconductor capital equipment and to alternative energy platforms. The company is also a leading supplier of ultra-low power wireless solutions used in medical devices including implantable defibrillators and pacemakers, MRI machines, and portable medical equipment.

Microsemi marketed a number of new products that were announced during the recent quarter, including:

•
Two new ultra-low dropout (ULDO) linear point-of-load (POL) regulators for space, commercial aviation and defense applications, which are the first devices of their kind to include an integrated single event effects (SEE) filter to protect against soft errors caused by heavy ions often found in air and space-borne applications;

•
PoE dual-port passive hub, which is the industry's first such device for outdoor applications which offers a cost-effective solution that complies with IEEE 802.3 at standards for delivering 30 watts (W) of power per port while ensuring safe and reliable operation in outdoor environments for two standard PoE data terminals;

•
Next generation of 650 volt (V) non-punch through (NPT) insulated bipolar gate transistors (IGBTs), which improve efficiency by delivering the industry's best loss performance, which is approximately 8 percent better than the closest competitor's IGBT;

•
The world's only secure, half-terabyte (TB) solid state drive (SSD) for mobile video surveillance operations, storage area networks (SANs) and other high capacity storage applications requiring superior real-time data protection, which operates at sustained 200 megabytes per second (MB/s) and delivers the industry's fastest full-hardware-based erase time of less than 10 seconds;

•	The highest density family of single-chip timing card devices with support for both Synchronous Ethernet (SyncE) and IEEE 1588-2008 packet networks including 4G and LTE applications;

•	Two new plastic large area device (PLAD) transient voltage suppression (TVS) diode products that protect aircraft electrical systems from damaging transient lightning strikes;

•
Two higher power, higher voltage high-frequency vertical diffusion metal oxide semiconductor (VDMOS) MOSFETs designed to operate in the industrial, scientific and medical (ISM) frequency range of 2-60 megahertz (MHz), including the industry leading VRF2944, which offers 400 W, or 33 percent higher output power at 50V supply voltages than competitive devices;

•
A new version of its CodeSEAL™ defense-grade software protection platform, providing significant enhancements to the performance, security, and ease of tamper-prevention and reverse-engineering protection development;

•	A new 750 W RF transistor that delivers outstanding, highest power performance in a full range of air traffic control and collision avoidance equipment; and

•
Next-generation AllClear® (the world's first handheld image-free screener incorporating passive millimeter wave detection technology) handheld screener with enhanced metal detection capabilities for security and loss prevention applications.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to these consolidated financial statements.
Revenue Recognition, Sales Returns and Allowances
We primarily recognize revenue from customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and

4) collectability is reasonably assured. For substantially all sales, revenue is recognized, net of estimated returns and discounts, at the time the product is shipped.
We enter into distribution agreements that permit rights to limited stock rotations, returns, price protection, and volume purchase and other discounts. We provide an estimated allowance for these rights and record a corresponding reductions in revenue. Our estimated allowance is based on several factors including past history and notification from customers of pending activity. Actual activity under such rights have been within management’s expectations.
We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.
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

We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2013 and noted no significant factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
RESULTS OF OPERATIONS
Net sales decreased $36.6 million or 4%, to $975.9 million for 2013 from $1.0 billion for 2012. Net sales increased $176.6 million or 21%, from $835.9 million for 2011. For 2012 and 2011, we estimate that between 15% to 20% and 25% to 30%, respectively, of net sales were derived from acquisitions concluded in each such fiscal year and each end market benefited from products we added from recent acquisitions. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	2013	2012	2011
Aerospace	$187,006	$212,293	$212,127
Communications	278,126	311,952	148,792
Defense & Security	306,311	286,430	299,503
Industrial	204,501	201,820	175,432
Total	$975,944	$1,012,495	$835,854

Net sales in the Aerospace end market decreased $25.3 million to $187.0 million in 2013 from $212.3 million in 2012 and increased $0.2 million between 2012 and 2011 from $212.1 million in 2011. While we believe that we are benefiting from significant content growth on newer aircrafts, net sales were impacted by irregular order rates that we attribute to OEMs and subcontractors filling their channels to prepare for production and then slowing as manufacturing begins. In addition, during the second quarter of 2013, sales of space level products were adversely impacted by longer lead times affecting the timing of sales; sales of space level products have recovered in subsequent quarters, which contributed to a sequential net sales increase in this end market for the fourth quarter of 2013. During 2012 and 2011, we noted an increase in robust demand and order rates for commercial aircraft at aircraft manufacturers and tier one suppliers, growing electronic content in current aircraft, refurbishment programs for older aircraft and demand for the high-reliability radar and avionics solutions we provide. This growth followed a period where this end market was negatively impacted by global economic conditions. Growth in 2012 was offset by a slowdown in satellite billings in the beginning of the year though we have experienced increases in recent satellite order activity, which we believe is a reflection of our product portfolio, especially in system-level products, power management, and programmable logic ICs. Generally space-related applications are in a less economically sensitive market, but due to higher average selling prices and our significant dollar content in satellite applications, this end market can fluctuate on a quarterly basis based on the timing of shipments.
Net sales in the Communications end market decreased $33.8 million to $278.1 million in 2013 from $312.0 million in 2012 and increased $163.2 million between 2012 and 2011 from $148.8 million in 2011. While this end market benefited from increased contributions of voice circuit and timing and synchronization products in 2013 and 2012, our overall Communications end market is sensitive to macroeconomic conditions and capital expenditure deployment, which resulted in a decline in net sales in 2013. During the first half of 2013, PoE, power management, RF and voice circuit products were especially impacted by macroeconomic factors, further impacting 2013 results. The increase in net sales during 2012 was due primarily to the contributions of voice circuit and timing and synchronization products of Microsemi - CMPG while net sales in 2011 benefited from our acquisition of Microsemi - SoC. Both 2012 and 2011 net sales also benefited from steady sales increases in our power management and conversion solutions. We expect to continue expanding our market opportunity in timing and synchronization products and believe we are well poised for growth, as a result of new product acceptance as well as expectations for an increase in telecommunications carrier spend on these products. We expect net sales in the Communications end market to benefit from market share gains and market expansion in PoE and network synchronization, with continued steady growth from our existing timing and synchronization products. While we expect unfavorable macroeconomic conditions to affect this end market in the upcoming quarter, we believe that the strength of our timing and synchronization and wireless products will result in steady sales growth in the near term.
Net sales in the Defense & Security end market increased $19.9 million to $306.3 million in 2013 from $286.4 million in 2012 and decreased $13.1 million between 2012 and 2011 from $299.5 million. Sales in 2013 and 2012 uncertainty surrounding the defense budget was reflected in cautious procurement plans of our customers. Sales for 2012 were also adversely impacted by the lack of a 2012 federal budget through the first quarter of 2012. While the uncertainty about the impact of sequestration impacted overall defense spending, this end market has grown steadily over the last year. We believe the most recent budget emphasizes command, control, communications, computers, intelligence, surveillance and reconnaissance and equates to growing electronic content. Further, sales in this end market benefited from contributions from the ramping of millimeter wave scan subsystems used in whole-body scanners, missile defense and military RF applications. We also believe that net sales benefited from increasing international defense sales, enabled in part by our security product offerings, and that Microsemi's dollar content in defense programs will increase as our products move up the value chain. We believe the Departments of Defense and Homeland Security's budgets for electronic content, an area of Microsemi focus, will continue to expand and contribute to growth in this end market. We believe that net sales have benefited from our industry leading technology breadth and total solutions approach and as a result, we are currently bidding for more potential dollar value than any time in our past. We recognize that the current uncertainty surrounding the U.S. federal budget and sequestration may result in short-term delays in defense programs but believe in our long term growth prospects for this end market.
 Net sales in the Industrial end market increased $2.7 million to $204.5 million in 2013 from $201.8 million in 2012 and increased $26.4 million between 2012 and 2011 from $175.4 million. During 2013, bookings were steady for medical, semiconductor capital equipment, industrial lasers, MRI and other broadline industrial applications while bookings for solar applications increased. The increase in 2012 was due primarily to the contributions of medical products of Microsemi - CMPG, though we noted growth in plasma cutting and welding applications where our high power proficiency differentiates our products. We also noted steady contributions from our products for industrial printing, rail transport and precision GPS products for surveying. Over the intermediate to longer term, we believe that our differentiated medical products and early design-in activity in industrial automation applications will result in growth for this end market.
An estimated breakout of net sales by originating geographic area for 2013, 2012 and 2011 is approximately as follows (amounts in thousands):

	2013	2012	2011
United States	$514,632	$501,257	$452,802
Europe	142,343	165,942	186,505
Asia	292,589	320,430	181,440
Other	26,380	24,866	15,107
Total	$975,944	$1,012,495	$835,854

Gross profit increased $4.6 million between 2013 and 2012, to $557.2 million (57.1% of sales) for 2013 from $552.6 million (54.6% of sales) for 2012 and increased $111.5 million between 2012 and 2011, from $441.2 million (52.8% of sales) for 2011. Gross margin improvements resulted from integration and cost improvement activities at both acquired and existing locations. During 2012, we recorded $9.2 million of acquisition-related inventory charges related to manufacturing profit in acquired inventory. Further, we recorded $3.2 million from an inventory write-off related to flooding in Thailand, net of insurance recoveries. These charges did not recur in 2013. Gross margin for 2011 was favorably impacted by higher margin products related to Microsemi – SoC, cost optimization programs, transfer of manufacturing to lower cost and more efficient facilities (including the closure of our Scottsdale facility) and reductions in personnel. During 2011, we recorded a charge of $8.4 million for the write-off of bridging inventory that we intended to complete at other locations and $8.2 million for the write-off of medical inventory that did not meet our corporate gross margin targets. Also in 2011, we recorded a $5.6 million charge for Scottsdale remediation and fixed assets that we abandoned as part of our Scottsdale facility closure and acquisition-related inventory charges $5.9 million related to manufacturing profit in acquired inventory.
Selling, general and administrative expenses decreased $9.9 million between 2013 and 2012 to $202.5 million for 2013 from $212.3 million in 2012 and increased $24.8 million between 2012 and 2011 from $187.5 million in 2011. While incremental costs from recent acquisitions contributed to increased SG&A expenses, increases were offset by cost control measures and a reduction in stock-based compensation expense. We also recorded acquisition related costs of $7.3 million in 2012 and $11.8 million in 2011 that were not incurred in 2013. In connection with the relocation of one of our facilities during 2012, we received cash consideration of $15.0 million and recorded this consideration in selling, general and administrative costs as an offset to incremental costs incurred for the relocation.
We continually update our estimates with respect to our performance stock units. Compared to the estimates used in 2012, our updated estimates had the impact of reducing stock-based compensation expense by $4.0 million for 2013 YTD.
Research and development expense increased $2.1 million between 2013 and 2012 to $170.6 million in 2013 from $168.5 million in 2012 and increased $54.4 million between 2012 and 2011 from $114.2 million in 2011. While incremental costs from recent acquisitions contributed to increased research and development expenses, increases were generally offset by cost control measures. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets decreased $19.9 million between 2013 and 2012 to $84.8 million in 2013 from $104.8 million 2012 and increased $42.3 million between 2012 and 2011 from $62.4 million in 2011. The decrease in expense in 2013 was primarily from the amortization of backlog related to Microsemi - CMPG that had an amortizable life of one year and the increase in 2012 was due primarily to our acquisition of Microsemi - CMPG. These amounts include amortization related to acquired completed technology of $39.0 million for 2013, $40.6 million for 2012 and $29.4 million for 2011. The increases in amortization expense in 2012 and 2011 reflect amounts related to recently completed acquisitions.
Restructuring charges amounted to $9.9 million in 2013 compared to $8.7 million in 2012 and $22.1 million in 2011. The variances relate to the timing and announcement of restructuring activities. In 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona (“Scottsdale”), which ceased production during the quarter ended April 3, 2011. The Scottsdale facility occupied a 135,000 square foot leased facility. Employee severance is expected to be paid through 2013. Facility termination costs relate primarily to remaining obligations under facility and equipment leases and are expected to be paid through 2016. The following table reflects the restructuring activities for the Scottsdale facility and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Facility Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(1,341)	(1,341)
Balance at September 29, 2013	$—	$4,507	$4,507

At September 30, 2012, we had recorded severance accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily for severance and retention payments, totaling $10.0 million in 2013. Provisions for severance covered approximately 200 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	9,380	539	96	10,015
Cash expenditures	(9,479)	(344)	(96)	(9,919)
Other non-cash settlement	(197)	(6)	—	(203)
Balance at September 29, 2013	$1,826	$379	$—	$2,205

Interest expense was $30.4 million in 2013, $39.9 million in 2012 and $16.7 million in 2011. Between 2013 and 2012, the decrease in interest expense was primarily due to a lower term loan balance of $676.0 million at the end of 2013 compared to $776.0 million at the end of 2012. The increase in interest expense between 2012 and 2011 was primarily due to a higher term loan balance, which was $372.2 million at the end of 2011.
Other expense, net, was $3.1 million in 2013 compared to $33.5 million in 2012 and $16.7 million in 2011. During the second quarter of 2013, we entered into Amendment No. 4 to our Credit Agreement dated as of November 2, 2010 with MSSF and the lenders referred to therein (as amended, the “Credit Agreement”), which among other things, reduced the interest rate on our term loan to 3.75%. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding. In connection with the original Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement during Q4 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars. We reflected the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded income of $5.1 million during the first quarter of 2012 related to these adjustments. During the first quarter of 2012, we amended our credit facility and accounted for the amendment as a debt extinguishment. Accordingly, we recorded $34.0 million in debt extinguishment costs in other income (expense). During the second quarter of 2012, we further amended our credit facility and accounted for this amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. As such, we immediately expensed $1.2 million in financing costs related to the debt extinguishment. Subsequent to the amendment in the first quarter of 2012, we did not elect the fair value option on our outstanding term loan balances. In 2011, we elected the fair value option in accounting for the term loan balance outstanding under our Credit Agreement and changes in fair value of the loan balances are reflected as adjustments to the income statement. In connection with the Credit Agreement, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We reflect the change in fair value of our term loan balances, swaps and forward contract through other income or expense. We recorded expense of $3.3 million related to these adjustments. In addition, upon election of the fair value option, we were required to immediately expense up front debt issuance and refinancing costs that totaled $14.2 million in 2011. Finally, in 2011 we recorded a gain of $2.0 million related to the sale of a facility.
We recorded a provision for income taxes of $12.4 million on pretax income of $56.1 million in 2013 compared to a provision for income taxes of $15.0 million on pre-tax loss of $14.7 million in 2012. During 2013 and 2012, we generated tax expense of $12.4 million and $15.0 million, respectively, primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets. We had cumulative operating losses for the three years ended in 2013 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2013 we increased the valuation allowance by $13.9 million, which primarily related to deductions for intangible (non-goodwill) amortization. During 2012 we increased the valuation allowance by $194.7 million, which primarily related to the acquisition of Microsemi - CMPG during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition. During 2011 we released the remaining valuation allowance related to our Israel operation, based on evaluation of key positive and negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.
CAPITAL RESOURCES AND LIQUIDITY
We had $256.4 million and $204.3 million in cash and cash equivalents at September 29, 2013 and September 30, 2012, respectively. During 2013, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we will be able to meet our future capital and liquidity requirements without significant tax consequences.
Net cash provided by operating activities decreased $6.2 million to $165.0 million in 2013 from $171.2 million in 2012. During 2013, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $11.3 million. During 2012, we made payments of $20.5 million in restructuring and severance payments related primarily to Microsemi - CMPG and $9.2 million in transaction related costs. During 2011, we issued $26.1 million in credits to Microsemi - SoC distributors, paid $17.2 million in acquisition related costs ($10.9 million was accrued in the fourth quarter of fiscal year 2010 or was a liability recorded by Microsemi - SoC at the time of acquisition) and paid $18.2 million in severance and retention bonuses, primarily for Microsemi - SoC.
A summary of net cash provided by operating activities in 2013, 2012 and 2011 is as follows (amounts in thousands):

	2013	2012	2011
Net income (loss)	$43,674	$(29,675)	$55,730
Depreciation and amortization	113,650	136,050	91,482
Provision for doubtful accounts	(420)	(526)	171
Deferred income taxes	(9,660)	(17,186)	(19,442)
Valuation allowance on deferred income taxes	18,841	27,729	(22,887)
Stock-based compensation	35,242	36,680	28,465
Net change in working capital accounts	(36,313)	23,335	14,153
Net change in other long term assets and liabilities	(7)	(5,184)	(1,111)
Net cash provided by operating activities	$165,007	$171,223	$146,561

Accounts receivable increased $8.9 million to $162.1 million at September 29, 2013 from $153.2 million at September 30, 2012. The increase in accounts receivable was primarily due to decreased linearity in sales in the fourth quarter of 2013 as compared to the fourth quarter of 2012.
Inventories increased $2.9 million to $162.0 million at September 29, 2013 from $159.1 million at September 30, 2012.
Current liabilities decreased $23.2 million to $133.2 million at September 29, 2013 from $156.5 million at September 30, 2012. The decrease was due to payments of accrued bonus and profit sharing and the timing of vendor payments, offset by the timing of pay periods relative to our fiscal quarter ends and an increase in deferred revenue related to contracts accounted for under the percentage of completion method.
Net cash used in investing activities was $37.3 million in 2013 compared to $625.9 million in 2012 and $460.5 million in 2011. Net cash used in investing activities in 2013 consisted of $37.3 million in purchases of property and equipment. Net cash used in investing activities in 2012 consisted of net cash consideration of $540.2 million and $44.0 million, respectively, for the acquisitions of Zarlink and the timing, synchronization and synthesis business of Maxim Integrated Products, Inc., $1.0 million capital contribution to an investment fund and $49.1 million in purchase of property and equipment, offset by $4.4 million in proceeds from the sale of an investment, $3.7 million for the settlement of foreign currency forward and $0.3 million in insurance proceeds related to the Thailand flooding. Net cash used in investing activities in 2011 primarily consisted of $436.8 million in net cash consideration for four acquisitions and purchases of property and equipment of $25.8 million, offset by $2.2 million in proceeds for the sale of assets.
Net cash provided by (used in) financing activities was $75.6 million in 2013, $392.4 million in 2012 and $380.6 million in 2011. Net cash provided by financing activities in 2013 primarily consisted of $25.0 million in net proceeds from stock awards, offset by principal prepayments of the credit facility of $100.0 million and $0.6 million in credit facility issuance and refinancing costs. Net cash provided by financing activities in 2012 primarily consisted of net borrowings of $403.8 million under our credit agreement and $30.4 million in net proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs. Net cash provided by financing activities in 2011 consisted of net borrowings of $372.1 million under our credit agreement and $25.7 million related to proceeds from stock awards, offset by $17.2 million in credit facility issuance and refinancing costs.
During the quarter ended March 31, 2013, we entered into Amendment No. 4 to our Credit Agreement. The amendment extended the term loan maturity date, provided new pricing terms, including reducing the interest rate on our term loan to 3.75%, and modified certain financial covenant provisions such that they are not scheduled to be reported unless we have revolving or swingline loan balances outstanding at the end of a fiscal quarter. We accounted for the fourth amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $277.5 million that exited the syndicate and recorded debt extinguishment expense of $3.0 million. The amendment did not impact the net principal balance outstanding. As of September 29, 2013, we had $676.0 million in term loan borrowings and no borrowings under the revolving credit facility.
Under the Credit Agreement, we may borrow under a Base Rate which approximates the prime rate or Eurodollar Rate which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at September 29, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
As of September 29, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. Based on the current term loan balance outstanding, a 10 percent change in interest rates would result in a corresponding change to interest expense of $2.5 million. The fair value of our term loan balance was $674.3 million and we classify this valuation as a Level 2 fair value measurement.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the fiscal year ended September 29, 2013, we completed optional principal prepayments of $100.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow (“ECF”). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
We currently pay an undrawn commitment fee of 3.75% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 29, 2013.

On October 21, 2013, we entered into the Merger Agreement , pursuant to which, and on the terms and subject to the conditions thereof, PETT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Microsemi, commenced a cash tender offer on October 28, 2013 to purchase all of the outstanding shares of Symmetricom’s common stock at a purchase price of $7.18 per share. We estimate that the total amount of funds required to purchase all of Symmetricom's shares pursuant to the Offer and consummate the Merger is approximately $324 million. Microsemi expects to obtain the necessary funds from credit facilities for which Microsemi has received a commitment letter as described below, alternative financing or existing cash balances. The Tender Offer is scheduled to expire on November 25, 2013.
Also on October 21, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF has committed to provide a $150 million incremental term loan facility (the “Incremental Term Facility”) which was syndicated on November 1, 2013. The Incremental Term Facility is available to (i) finance the Tender Offer, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and expenses related to the merger.  Interest under the Incremental Term Facility is, at Microsemi’s option, Base Rate or LIBOR, plus a margin of 1.50% for Base Rate-based loans and 2.75% for LIBOR-based loans with a 0.75% LIBOR floor. The covenants under the Incremental Term Facility are consistent with those in our existing Credit Agreement.
Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at September 29, 2013 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Credit facility	$676,000	$—	$—	$—	$676,000	$—
Interest on credit facility	165,478	26,547	51,263	51,263	36,405	—
Commitment fee on credit facility	398	190	190	18	—	—
Interest rate swap payments	626	548	78	—	—	—
Capital leases	3,165	292	585	585	5,265	(3,562)
Other long-term liabilities	42,251	755	17,365	726	23,405	—
Operating leases	108,146	19,884	32,160	25,349	30,753	—
Purchase obligations	50,641	32,787	17,708	146	—	—
Total	$1,046,705	$81,003	$119,349	$78,087	$771,828	$(3,562)

As of September 29, 2013, we recorded $16.5 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.
Payments of interest on our credit facility in the contractual obligations table assumes that we will make no further term loan principal payments until the maturity date and incur interest at a rate of 3.75% per annum. Payments of the commitment fee on credit facility assumes our revolving credit facility remains undrawn. Interest swap payments are based on the current interest rate on our term loan of 3.75% per annum.
Off-Balance Sheet Arrangements
As of September 29, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). These updates only affect the presentation of comprehensive income and did not materially impact our consolidated financial position, results of operations or cash flows. In February 2013, the FASB issued ASU 2013-02 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We are currently assessing the impact of ASU 2013-02 but do not expect this ASU to materially impact our consolidated financial position, results of operations or cash flows.
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
In July 2013, the FASB issued ASU No. 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will no impact our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market.
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
Concentrations of credit risk exists because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 31% of total net sales in 2013 were in the Defense & Security end market and sales in this end market highly correlate to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts was terminated in the past due to the termination of the underlying government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
We had one customer that was a distributor of our products, primarily servicing our Defense & Security and Aerospace end markets, that accounted for approximately 20% of net sales in 2012, and any disruption with this distributor could have a material adverse effect on our business, financial condition and results of operations.
 In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 47% for 2013, 50% for 2012 and 46% for 2011. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Under the Credit Agreement, we may borrow under a Base Rate which approximates the prime rate or Eurodollar Rate which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at September 29, 2013 is as follows:

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the fiscal year ended September 29, 2013, we completed optional principal prepayments of $100.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of ECF. The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
In connection with the original Credit Agreement in November 2010, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.3 million and a long-term liability of $0.4 million as of September 29, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $1.3 million in 2013 and income of $0.9 million in 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	45

	Consolidated Balance Sheets at September 29, 2013 and September 30, 2012	46

	Consolidated Statements of Operations and Comprehensive Income for each of the three fiscal years in the period ended September 29, 2013	47

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 29, 2013	48

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 29, 2013	49

	Notes to Consolidated Financial Statements	50

2	Financial Statement Schedule

	Schedule for the fiscal years ended September 29, 2013, September 30, 2012 and October 2, 2011

	II – Valuation and Qualifying Accounts	70

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Microsemi Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 29, 2013 and September 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Irvine, California
November 14, 2013

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 29, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$256,433	$204,335
Accounts receivable, net of allowance for doubtful accounts of $1,203 at September 29, 2013 and $1,623 at September 30, 2012	162,103	153,190
Inventories	161,986	159,055
Deferred income taxes, net	15,904	20,361
Other current assets	26,204	24,400
Total current assets	622,630	561,341
Property and equipment, net	125,158	116,146
Goodwill	790,236	790,236
Intangible assets, net	315,175	399,991
Deferred income taxes, net	30,203	33,066
Other assets	29,253	33,850
TOTAL ASSETS	$1,912,655	$1,934,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,623	$75,351
Accrued liabilities	63,002	80,224
Current maturity of long-term liabilities	607	903
Total current liabilities	133,232	156,478
Credit facility	676,000	775,975
Deferred income taxes	26,996	25,135
Other long-term liabilities	44,369	49,056
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 93,840 issued and outstanding at September 29, 2013 and 90,282 issued and outstanding at September 30, 2012	18,768	18,056
Capital in excess of par value of common stock	737,896	678,905
Retained earnings	275,442	231,768
Accumulated other comprehensive (loss)	(48)	(743)
Total stockholders’ equity	1,032,058	927,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,912,655	$1,934,630

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For each of the three fiscal years in the period ended September 29, 2013
(amounts in thousands, except earnings per share)

	2013	2012	2011
Net sales	$975,944	$1,012,495	$835,854
Cost of sales	418,756	459,872	394,683
Gross profit	557,188	552,623	441,171
Operating expenses:
Selling, general and administrative	202,468	212,338	187,529
Research and development costs	170,573	168,516	114,155
Amortization of intangible assets	84,819	104,756	62,425
Restructuring and severance charges	9,901	8,666	22,081
Total operating expenses	467,761	494,276	386,190
Operating income	89,427	58,347	54,981
Other income (expenses):
Interest expense	(30,442)	(39,861)	(16,654)
Interest income	204	308	383
Other, net	(3,126)	(33,519)	(16,661)
Total other expense	(33,364)	(73,072)	(32,932)
Income (loss) before income taxes	56,063	(14,725)	22,049
Provision (benefit) for income taxes	12,389	14,950	(33,681)
Net income (loss)	$43,674	$(29,675)	$55,730
Earnings (loss) per share:
Basic	$0.49	$(0.35)	$0.66
Diluted	$0.48	$(0.35)	$0.65
Weighted-average common shares outstanding:
Basic	89,508	85,837	83,916
Diluted	91,328	85,837	85,747

Net income (loss)	$43,674	$(29,675)	$55,730
Other comprehensive income, net of tax:
Translation adjustment, net of tax	913	(373)	332
Unrealized actuarial loss on pension benefits, net of tax	(218)	(1,156)	—
Other comprehensive income (loss)	695	(1,529)	332

Total comprehensive income (loss)	$44,369	$(31,204)	$56,062

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the three fiscal years in the period ended September 29, 2013
(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at October 3, 2010	83,240	$16,648	$543,628	$205,713	$454	$766,443
Proceeds from exercise of stock options	2,089	418	26,790	—	—	27,208
Tax withholding on restricted stock awards	—	—	(1,538)	—	—	(1,538)
Grants and cancellations of restricted stock awards	1,477	295	(295)	—	—	—
Issuance of stock awards related to acquisition	—	—	15,293	—	—	15,293
Stock-based compensation expense	—	—	28,639	—	—	28,639
Other comprehensive income, net of tax	—	—	—	—	332	332
Net income	—	—	—	55,730	—	55,730
Balance at October 2, 2011	86,806	$17,361	$612,517	$261,443	$786	$892,107
Proceeds from exercise of stock options	1,902	380	30,831	—	—	31,211
Tax withholding on restricted stock awards	—	—	(808)	—	—	(808)
Grants and cancellations of restricted stock awards	1,574	315	(315)	—	—	—
Stock-based compensation expense	—	—	36,680	—	—	36,680
Other comprehensive income, net of tax	—	—	—	—	(1,529)	(1,529)
Net loss	—	—	—	(29,675)	—	(29,675)
Balance at September 30, 2012	90,282	$18,056	$678,905	$231,768	$(743)	$927,986
Proceeds from exercise of stock options	1,944	389	24,908	—	—	25,297
Tax withholding on restricted stock awards	—	—	(836)	—	—	(836)
Grants and cancellations of restricted stock awards	1,614	323	(323)	—	—	—
Stock-based compensation expense	—	—	35,242	—	—	35,242
Other comprehensive income, net of tax	—	—	—	—	695	695
Net income	—	—	—	43,674	—	43,674
Balance at September 29, 2013	93,840	$18,768	$737,896	$275,442	$(48)	$1,032,058

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three fiscal years in the period ended September 29, 2013
(amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$43,674	$(29,675)	$55,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,650	136,050	91,482
Provision for doubtful accounts	(420)	(526)	171
Amortization of deferred financing cost	914	2,215	—
Write-off of deferred financing costs	2,615	32,275	14,218
Settlement of foreign currency forward	—	(3,701)	—
Loss on disposition or impairment of assets	—	1,935	—
Deferred income taxes	(9,660)	(17,186)	(19,442)
Valuation allowance on net deferred income taxes	18,841	27,729	(22,887)
Stock-based compensation expense	35,242	36,680	28,465
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(8,493)	(23,776)	9,692
Inventories	(2,931)	12,916	14,968
Other current assets	(2,223)	27,355	3,697
Other assets	2,361	11,799	6,201
Accounts payable	(6,357)	16,017	2,354
Accrued liabilities	(17,223)	(37,355)	(16,603)
Other long-term liabilities	(4,983)	(21,529)	(21,485)
Net cash provided by operating activities	165,007	171,223	146,561
Cash flows from investing activities:
Purchases of property and equipment	(37,327)	(49,079)	(25,826)
Proceeds from the divestiture or sale of assets	—	325	2,157
Proceeds from the sale of investment	—	4,352	—
Settlement of foreign currency forward	—	3,701	—
Payments for acquisitions, net of cash acquired	—	(585,218)	(436,849)
Net cash used in investing activities	(37,327)	(625,919)	(460,518)
Cash flows from financing activities:
Repayments of credit facility	(99,975)	(85,625)	(52,814)
Credit facility issuance costs	(623)	(41,790)	(17,218)
Proceeds from credit facility	277,539	959,708	425,000
Extinguishment of debt	(277,539)	(470,296)	—
Net proceeds from stock awards	25,016	30,403	25,670
Net cash (used in) provided by financing activities	(75,582)	392,400	380,638
Net increase (decrease) in cash and cash equivalents	52,098	(62,296)	66,681
Cash and cash equivalents at beginning of year	204,335	266,631	199,950
Cash and cash equivalents at end of year	$256,433	$204,335	$266,631
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$30,886	$42,178	$12,625
Income taxes	$2,777	$4,407	$6,553

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency (RF) and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions (SoCs/cSoCs), and mixed-signal and radiation-tolerant field programmable gate arrays (FPGAs). We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet (PoE) midspans.
Our products include discrete and integrated component, module, and subsystem solutions that enhance customer designs by improving performance, reliability and power consumption, reducing size or protecting circuits. The principal end markets that we serve include Communications, Defense & Security, Aerospace and Industrial.
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on September 29, 2013, September 30, 2012, and October 2, 2011 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Level 3: Unobservable inputs that are not corroborated by market data.
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2012
Cash and cash equivalents	$204,335	$204,335	$—	$—
Pension plan assets	5,382	—	—	5,382
Interest rate swap liabilities	$1,950	$—	$1,950	$—

September 29, 2013
Cash and cash equivalents	$256,433	$256,433	$—	—
Pension plan assets	$5,558	$—	$—	$5,558
Interest rate swap liabilities	$643	$—	$643	$—
There were no transfers of financial assets or liabilities between the classifications during 2013 or 2012.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2013 and noted no significant factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
We enter into distribution agreements that permit rights to limited stock rotations, returns, price protection, and volume purchase and other discounts. We provide an estimated allowance for these rights and record a corresponding reductions in revenue. Our estimated allowance is based on several factors including past history and notification from customers of pending activity. Actual activity under such rights have been within management’s expectations.
We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Compensation expense for our performance stock units is based upon our estimate of performance relative to a peer group for the 2012 grant and our expected performance over the performance period for the 2013 grant. The maximum percentage for a particular metric is 200% of the “target” number of units subject to the award related to that metric. For performance stock units granted in 2013, the maximum percentage is further adjusted by the Company's total shareholder return relative to a peer group selected by the Compensation Committee, up to a maximum of 125%. We continually update our estimates with respect to our performance stock units and compared to the estimates used prior to 2013, our updated estimates had the impact of reducing stock-based compensation expense by $4.0 million for 2013.
Accounting For Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance to reduce deferred tax assets is established when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.
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
Foreign Currency
All of our significant subsidiaries outside the United States use the United States Dollar (“USD”) as their functional currency. We have one subsidiary in China that uses the Chinese RMB as its functional currency. For subsidiaries that use USD as the functional currency, assets and liabilities are remeasured to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are remeasured at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are remeasured to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2013, 2012 and 2011 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2013	2012	2011
BASIC
Net income (loss)	$43,674	$(29,675)	$55,730
Weighted-average common shares outstanding	89,508	85,837	83,916
Basic earnings (loss) per share	$0.49	$(0.35)	$0.66
DILUTED
Net income (loss)	$43,674	$(29,675)	$55,730
Weighted-average common shares outstanding for basic	89,508	85,837	83,916
Dilutive effect of stock awards	1,820	—	1,831
Weighted-average common shares outstanding on a diluted basis	91,328	85,837	85,747
Diluted earnings (loss) per share	$0.48	$(0.35)	$0.65

For 2013, 2012 and 2011, 1.8 million, 5.1 million and 7.3 million awards, respectively, were excluded in the computation of diluted EPS as these stock awards would have been anti-dilutive.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 31% of total net sales in 2013 were in the Defense & Security end market, with a very significant amount of these sales to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 47% for 2013, 50% for 2012 and 46% for 2011. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, that updates the presentation of comprehensive income such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the second quarter of our fiscal year 2012). These updates only affect the presentation of comprehensive income and did not materially impact our consolidated financial position, results of operations or cash flows. In February 2013, the FASB issued ASU 2013-02 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We are currently assessing the impact of ASU 2013-02 but do not expect this ASU to materially impact our consolidated financial position, results of operations or cash flows.
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
In July 2013, the FASB issued ASU No. 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will no impact our consolidated financial position, results of operations or cash flows.

2.	ACQUISITIONS
During 2011, we acquired Actel Corporation (“Actel”), a leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. We sometimes refer to this division herein as Microsemi - SoC. We also acquired AML Communications, Inc., a designer, manufacturer, and marketer of microelectronic assemblies for the defense industry, Asic Advantage, Inc. (“Asic Advantage”), a fabless semiconductor company that designs and manufactures a broad portfolio of high-performance, high-voltage and radiation-hardened mixed-signal integrated circuit solutions for the aerospace, automotive, communications, industrial and medical markets and substantially all the assets of Brijot Imaging Systems, Inc. (“Brijot”) and its passive millimeter wave imaging solutions technology. Payments for these acquisitions, net of cash acquired was $436.8 million.
During 2012, we acquired Zarlink Semiconductor, Inc. (“Zarlink”) for its world-leading, mixed-signal chip technologies for a broad range of communication and medical applications. We also acquired the timing, synchronization and synthesis business of Maxim Integrated Products, Inc. and integrated the operations of this business with Zarlink. Payments for these acquisitions, net of cash acquired was $585.2 million.
Generally, the allocation of purchase prices results in an allocation to goodwill. Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill related to to our acquisitions were not deductible with the exception of goodwill related to the acquisitions of the assets of the Timing, Synchronization and Synthesis Business of Maxim Integrated Products, Inc. and assets of Brijot Imaging Systems, Inc.
Supplemental pro forma data (unaudited)
The following supplemental pro forma data summarizes the results of operations for 2012 and 2011, as if all acquisitions during these years were completed as of the first day of the fiscal year immediately preceding the acquisition. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transactions had been completed on the dates indicated, nor is it indicative of future operating results or financial position. Net sales and earnings for the acquisitions on a standalone basis since their acquisition dates are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate these acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.
The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect of, among others, the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, timing of the impact of restructuring expenses, timing of credit facility issuance costs, foregone interest income, incremental interest expense and the related tax effect of these items. Supplemental pro forma earnings for 2012 were adjusted to exclude $9.2 million in cost of goods sold from manufacturing profit in acquired inventory, $7.3 million in acquisition costs and $34.0 million in credit facility refinancing costs associated with the Zarlink financing. Supplemental pro forma earnings for 2011 were adjusted to include the above noted items from 2012 and exclude $5.5 million in cost of goods sold from manufacturing profit in acquired inventory, $6.3 million in acquisition costs, $14.2 million in credit facility issuance costs and $5.0 million in non-cash benefits from valuation allowance releases. Supplemental pro forma earnings for 2010 were adjusted to include the above noted items excluded from 2011. Supplemental pro forma data does not adjust the timing of the refinancing completed in the quarter ended April 1, 2012. Supplemental pro forma data for the fiscal years in the period ended September 29, 2013 is as follows (amounts in thousands, except per share data) (unaudited):

	2012	2011
Net sales	$1,019,329	$1,095,481
Net income	$10,002	$65,804
Net income per share:
Basic	$0.12	$0.78
Diluted	$0.11	$0.77

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	September 29, 2013	September 30, 2012
Raw materials	$36,436	$39,094
Work in progress	86,762	90,920
Finished goods	38,788	29,041
	$161,986	$159,055

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following components (amounts in thousands):

	Asset Life	September 29, 2013	September 30, 2012
Buildings	20-40 years	$37,773	$39,310
Machinery and equipment	3-10 years	328,652	284,925
Furniture and fixtures	5-10 years	10,918	9,908
Leasehold improvements	Shorter of asset life or life of lease	38,698	30,516
		416,041	364,659
Accumulated depreciation		(303,529)	(257,563)
Land		1,725	1,725
Construction in progress		10,921	7,325
		$125,158	$116,146

Depreciation expense was $28.8 million, $31.3 million and $29.1 million in 2013, 2012 and 2011, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 29, 2013		September 30, 2012		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$309,470	$(157,472)	$309,470	$(118,463)	2 to 15
Customer relationships	270,030	(107,474)	270,030	(64,885)	4 to 15
Backlog	—	—	15,960	(15,333)	1 to 2
Other	13,341	(12,720)	13,341	(10,129)	5
	$592,841	$(277,666)	$608,801	$(208,810)
Non-amortizing intangible assets
Goodwill	$790,236		$790,236

A reconciliation of our goodwill for the years ended September 29, 2013 and September 30, 2012 is as follows (amounts in thousands):

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 29, 2013	September 30, 2012
Beginning balance	$790,236	$491,079
Additions from acquisitions	—	300,266
Post-acquisition adjustments	—	(1,109)
Ending balance	$790,236	$790,236

Amortization expense for intangible assets in 2013, 2012 and 2011 was $84.8 million, $104.8 million and $62.4 million, respectively. Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$79,399	$73,162	$69,565	$66,400	$23,775	$2,874
6.        ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	September 29, 2013	September 30, 2012
Payroll, bonus and employee benefits	$24,649	$43,219
Outside services	10,258	11,826
Restructuring and severance	6,537	8,277
Deferred revenue	5,077	1,566
Warranties	2,809	2,472
Commissions	2,799	2,900
Income taxes	2,291	1,036
Interest	1,276	1,720
Licenses	786	1,688
Other	6,520	5,520
	$63,002	$80,224

7.	INCOME TAXES
Pretax income (loss) was generated from the following sources for each of the three fiscal years in the period ended September 29, 2013 (amounts in thousands):

	2013	2012	2011
Domestic	$(38,709)	$(88,964)	$(40,359)
Foreign	94,772	74,239	62,408
Total	$56,063	$(14,725)	$22,049

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following components for each of the three fiscal years in the period ended September 29, 2013 (amounts in thousands):

	2013	2012	2011
Current:
Federal	$812	$(16)	$314
State	806	228	10
Foreign	3,115	3,458	8,324
Deferred:
Federal	2,306	5,061	(25,962)
State	1,385	2,255	(1,609)
Foreign	3,965	3,964	(14,758)
	$12,389	$14,950	$(33,681)

We recorded a provision for income taxes of $12.4 million on pretax income of $56.1 million in 2013 compared to a provision for income taxes of $15.0 million on pre-tax loss of $14.7 million in 2012. During 2013 and 2012, we generated tax expense of $12.4 million and $15.0 million, respectively, primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets. We had cumulative operating losses for the three years ended in 2013 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2013 we increased the valuation allowance by $13.9 million, which primarily related to deductions for intangible (non-goodwill) amortization. During 2012 we increased the valuation allowance by $194.7 million, which primarily related to the acquisition of Microsemi - CMPG during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition. During 2011 we released the remaining valuation allowance related to our Israel operation, based on evaluation of key positive and negative evidence including the history of substantial losses in past years but cumulative income for the past three year period, and the indefinite carryforward period for the Israeli net operating loss carryforwards which are the principal component of our deferred tax assets in Israel.
We have federal and state net operating losses (“NOLs”) of approximately $256.4 million and $297.8 million, respectively, that begin expiring in 2021 and 2014, respectively. Of the total NOL carryforward, $19.9 million related to the excess tax benefit from employee stock compensation and stockholders' equity will increase by $19.9 million if and when such excess tax benefits are ultimately realized. We have foreign NOLs of approximately $250.3 million that carry forward indefinitely. We have federal and state research and experimentation credits of approximately $28.2 million and $44.4 million, respectively. We have foreign research and experimentation credits of approximately $81.8 million and incentive deductions of approximately $72.7 million. We have federal foreign tax credits of approximately $2.8 million. We have federal and state enterprise zone credits, state investment tax credits, and alternative minimum tax credits totaling $2.4 million that carry forward indefinitely. The utilization of NOLs and credits acquired through an acquisition may be subject to limitations due to change in control.
No provision has been made for future income taxes on undistributed earnings of U.S. and foreign operations (except for insignificant jurisdictions) since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable, as such liability is dependent upon a number of factors, including foreign tax credit position that would exist at the time any remittance would occur. At the end of fiscal years 2013 and 2012, these undistributed earnings aggregated approximately $357.4 million and $294.7 million, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense for each of the three fiscal years in the period ended September 29, 2013 (amounts in thousands):

	2013	2012	2011
Tax computed at federal statutory rate	$19,622	$(5,153)	$7,717
State taxes, net of federal impact	(1,468)	(3,244)	(7,023)
Foreign income taxed at different rates	(21,705)	(18,207)	(9,830)
Tax credits and incentives	(5,418)	(1,096)	(4,234)
Stock award compensation	197	295	347
Unrecognized tax benefits	(392)	1,981	1,541
Executive compensation	—	—	444
U.S. tax on foreign income	1,374	18,150	—
Income tax return to provision	(875)	(3,153)	55
Non-deductible permanent items	167	1,682	2,748
Pre-acquisition loss carryforwards	1,182	(4,043)	(2,298)
Withholding taxes	700	—	—
Other differences, net	164	9	(261)
Valuation allowance	18,841	27,729	(22,887)
	$12,389	$14,950	$(33,681)

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	September 29, 2013	September 30, 2012
Accounts receivable, net	$945	$925
Inventories	9,264	12,109
Accrued employee benefit expenses	4,230	5,230
Net operating losses	140,555	127,603
Tax credits and incentives	140,069	137,628
Accrued other expenses	6,287	7,776
Deferred equity compensation	14,845	14,111
Property and equipment, net	3,242	3,152
Other assets	9,797	17,155
Total deferred tax assets	329,234	325,689
Intangible assets	(100,050)	(101,250)
Total deferred tax liabilities	(100,050)	(101,250)
Less valuation allowance	(210,073)	(196,147)
	$19,111	$28,292

Certain amounts in effective tax rate reconciliation and the deferred tax assets (liabilities) disclosures for 2012 have been reclassified. There was no effect on the total income tax expense or net deferred tax assets.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	September 29, 2013	September 30, 2012	October 2, 2011
Beginning gross unrecognized tax benefits	$58,016	$32,370	$21,719
Additions based on tax positions related to the current year	3,238	12,786	2,665
Additions based on current year acquisitions	—	10,615	8,164
Additions based on tax positions of prior years	12,845	2,605	382
Reductions based on tax positions of prior years	(2,805)	(169)	—
Reductions for lapses and settlements	(1,723)	(191)	(560)
Ending gross unrecognized tax benefit	$69,571	$58,016	$32,370

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended September 29, 2013, September 30, 2012, and October 2, 2011, we recognized approximately $0.0 million, $2.0 million, and $0.7 million, respectively, in interest and penalties. The cumulative interest and penalties at September 29, 2013, September 30, 2012, and October 2, 2011 were $5.9 million, $6.0 million, and $4.2 million, respectively.
Unrecognized tax benefits of $58.9 million (including interest) at September 29, 2013 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $4.2 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2009 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. As of September 29, 2013, the IRS has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.

8.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Morgan Stanley Senior Funding, Inc. (“MSSF”) consisting of a term loan facility and a $50.0 million revolving credit facility. As of September 29, 2013, we had $676.0 million in term loan borrowings and no borrowings under the revolving credit facility. We can also request the establishment of one or more swingline loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $200.0 million.
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
Under the Credit Agreement, we may borrow under a Base Rate which approximates the prime rate or Eurodollar Rate which approximates LIBOR. In the case of term loans, the Eurodollar Rate will not be lower than 1.00%. The applicable interest rate margin per annum for each type of loan at September 29, 2013 is as follows:

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Base Rate	Eurodollar Rate
Revolving and swingline loans	3.50%	4.50%
Term loans	1.75%	2.75%
As of September 29, 2013, term loan borrowings were under the Eurodollar Rate and subject to an interest rate of 3.75%. The fair value of our term loan balance was $674.3 million and we classify this valuation as a Level 2 fair value measurement.
The amended term loan facility matures in February 2020 and principal amortizes at $7.3 million per year. During the fiscal year ended September 29, 2013, we completed optional principal prepayments of $100.0 million. While there are currently no scheduled principal repayments until the maturity date, the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow (“ECF”). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
We currently pay an undrawn commitment fee of 3.75% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit.
The Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 29, 2013.
Interest Rate Swap Agreements
In connection with the original Credit Agreement in November 2010, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two swap agreements have notional amounts, fixed rates and expiration dates as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.3 million and a long-term liability of $0.4 million as of September 29, 2013 and a long-term liability of $1.9 million as of September 30, 2012. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $1.3 million in 2013 and income of $0.9 million in 2012.
 Fair Value Option
We elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011 and determined the fair value to be $361.0 million compared to a par value of $372.2 million. We did not elect the fair value option subsequent to entering into Amendment No. 2 to the Credit Agreement and recorded an extinguishment expense of $11.2 million in other income (expense), net during 2012.
Foreign Currency Forward
In connection with the acquisition of Zarlink, we entered into a foreign currency forward agreement in the fourth quarter of 2011 to minimize our foreign currency risk associated with the transaction that we funded in Canadian Dollars (“CAD”). We agreed to purchase CAD 623.0 million for $608.2 million that settled in October 2011. We classified interest rate forward balances as Level 1 fair value measurements where there are quoted prices in active markets for identical instruments. We determined the fair value of our foreign currency forward agreement based on a corresponding quote from the counterparty to the forward transaction. As the foreign currency forward contract did not qualify for hedge accounting, we reflected the change in fair value of the swap through other income (expense), net. At October 2, 2011, we recorded a current liability and corresponding expense of $11.7 million for the change in fair value. During the quarter ended January 1, 2012, we recorded income of $15.4 million related to the settlement of this forward. As our only foreign currency forward agreement settled in the quarter ended January 1, 2012, we did not record a fair value adjustment subsequent to the quarter ended January 1, 2012.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of (amounts in thousands):

	September 29, 2013	September 30, 2012
Unrecognized tax benefits	$16,546	$18,427
Deferred rent	15,510	13,586
Accrued pension and retirement	7,164	6,429
Capital leases	2,873	2,889
Interest rate swaps	368	1,919
Environmental	372	406
Other	1,536	5,400
Total	$44,369	$49,056

We lease a building in Santa Ana, California, under a long-term capital lease obligation. The building under capital lease obligations are reflected in property and equipment, net, in the accompanying consolidated balance sheets.
The contractual obligations under our capital lease at September 29, 2013 were (amounts in thousands):

2014	2015	2016	2017	2018	Thereafter
$292	$293	$293	$293	$293	$1,408

10.	STOCK-BASED COMPENSATION
Stock Based Compensation
In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment 1) increased the share limit by an additional 14.5 million share-units so that the amended aggregate share-unit limit for the 2008 Plan is 28.5 million share-units; 2) extended the plan term to December 5, 2021; 3) increased the number of shares counted against the share-unit limit for every one share issued in connection with a full-value award to 2.41; 4) terminated the evergreen provision in the original plan; and 5) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by the Company as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years.
Stock-based compensation expense was $35.2 million in 2013, $36.7 million in 2012 and $28.5 million in 2011. At September 29, 2013, unamortized compensation expense related to unvested stock awards was $40.9 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.3 years.
Remaining share-units available for grant, assuming issuance of performance units at target, at September 29, 2013, September 30, 2012 and October 2, 2011 under the 2008 Plan were 12.2 million, 16.0 million and 6.4 million, respectively.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in thousands):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at October 3, 2010	9,226	$20.65	$13,156	3.4
Granted	12	$23.69
Assumed from acquisition	3,120	$13.56
Exercised	(2,155)	$13.90	$18,558
Forfeited	(729)	$20.88
Outstanding at October 2, 2011	9,474	$19.84	12,684	3.1
Exercised	(1,933)	$16.82	$7,619
Forfeited	(567)	$24.99
Outstanding at September 30, 2012	6,974	$20.26	$21,557	2.5
Exercised	(1,944)	$14.16	$16,956
Forfeited	(348)	$24.33
Outstanding at September 29, 2013	4,682	$22.49	$14,702	1.7
Exercisable at September 29, 2013	4,626	$22.60	14,143	1.6
Exercisable and expected to vest after September 29, 2013	4,682	$22.49	$14,702	1.7
In connection with the acquisitions of Actel and Asic Advantage in 2011, we assumed stock options and stock appreciation rights and converted them to Microsemi awards in accordance with the respective merger agreement.
Quantity and weighted-average exercise prices related to stock options and stock appreciation rights outstanding as of September 29, 2013 and stratified by exercise price are as follows (quantity in thousands):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than $10.00	24	$7.50	30	$7.55
$10.00 to $20.00	1,281	$13.57	1,328	$13.60
Greater than $20.00	3,321	$26.19	3,324	$26.18
	4,626	$22.60	4,682	$22.49
Weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense are as follows. There were no stock options or stock appreciation rights granted in 2012 or 2013.

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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows (quantity in thousands):

	Quantity	Weighted-Average Grant Price
Outstanding at October 3, 2010	1,916	$17.14
Granted	1,624	$20.88
Vested	(1,265)	$17.98
Assumed from acquisition	252	$19.90
Forfeited	(177)	$18.82
Outstanding at October 2, 2011	2,350	$19.44
Granted	1,656	$19.41
Vested	(1,281)	$19.27
Forfeited	(70)	$19.34
Outstanding at September 30, 2012	2,655	$19.51
Granted	1,887	$20.39
Vested	(1,363)	$19.10
Forfeited	(115)	$20.16
Outstanding at September 29, 2013	3,064	$20.21
In connection with the acquisition of Actel in 2011, we assumed restricted stock awards and converted them to Microsemi awards in accordance with the merger agreement.
Performance Units
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
Activity and price information related to performance units are as follows (quantity report at target and in thousands):

	Quantity	Weighted-Average Grant Price
Outstanding at October 2, 2011	—	$—
Granted	350	$17.77
Outstanding at September 30, 2012	350	$17.77
Granted	350	$21.62
Vested	(105)	$17.77
Outstanding at September 29, 2013	595	$20.03

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	EMPLOYEE BENEFIT PLANS
We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. We suspended the employer match to this plan during 2009. In 2012, we reinstated the employer match and also made a non-elective employer contribution. During 2013, employer contributions were $3.9 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed a pension plan in Germany related to our acquisition of Microsemi - CMPG in 2012 that covers employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under this plan.  The pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. As of September 29, 2013, the fair value of plan assets was $5.6 million and benefit obligations were $7.5 million. During 2012, we recorded an unrealized actuarial loss on pension benefits of $1.2 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 4.0% to 3.2% and a reduction in the expected rate of return on plan assets from 4.8% to 4.0%. There are no employer contributions expected in the next twelve months.

12.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

2014	2015	2016	2017	2018	Thereafter
$19,884	$16,950	$15,210	$13,718	$11,631	$30,753

Lease expense charged to income was $20.2 million in 2013, $21.4 million in 2012 and $13.6 million in 2011.
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
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million and $1.4 million at September 29, 2013 and September 30, 2012, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC filed a complaint in the United States District Court for the District of Delaware against Altera Corporation, Microsemi, and Lattice Semiconductor Corporation. On February 15, 2011, the plaintiffs filed an amended complaint adding Xilinx, Inc. as a defendant. The complaint

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Employee Severance	Facility Termination Costs	Total
Balance at September 30, 2012	$117	$5,848	$5,965
Reversal of prior provision	(117)	—	(117)
Cash expenditures	—	(1,341)	(1,341)
Balance at September 29, 2013	$—	$4,507	$4,507

At September 30, 2012, we had recorded severance accruals of $2.3 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions, primarily related to activities at Microsemi - CMPG, for severance and retention payments totaling $10.0 million in 2013. Provisions for severance covered approximately 200 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 30, 2012	$2,122	$190	$—	$2,312
Provisions	9,380	539	96	10,015
Cash expenditures	(9,479)	(344)	(96)	(9,919)
Other non-cash settlement	(197)	(6)	—	(203)
Balance at September 29, 2013	$1,826	$379	$—	$2,205

14.	SEGMENT INFORMATION
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	2013	2012	2011
Net Sales:
United States	$514,632	$501,257	$452,802
Europe	142,343	165,942	186,505
Asia	292,589	320,430	181,440
Other	26,380	24,866	15,107
Total	$975,944	$1,012,495	$835,854

Aerospace	$187,006	$212,293	$212,127
Communications	278,126	311,952	148,792
Defense & Security	306,311	286,430	299,503
Industrial	204,501	201,820	175,432
Total	$975,944	$1,012,495	$835,854
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 11% in 2012 and there were no countries exceeding 10% in 2011 and 2013. We began reporting net sales by geographic area based on a customer's ship-to location in 2013 and prior year amounts reported conform to current year presentation.
Property and equipment, net by geographic area are as follows (amounts in thousands):

	2013	2012	2011
United States	$100,736	$93,496	$69,647
Europe	12,558	13,253	12,632
Asia	10,209	7,912	7,643
Other	1,655	1,485	—
Total	$125,158	$116,146	$89,922

15.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2013
	September 29, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$250,383	$242,630	$235,333	$247,598
Gross profit	$142,838	$138,312	$133,465	$142,573
Net income (loss)	$14,086	$18,279	$(2,905)	$14,214
Basic earnings (loss) per share	$0.16	$0.20	$(0.03)	$0.16
Diluted earnings (loss) per share	$0.15	$0.20	$(0.03)	$0.16

	Quarters ended in fiscal year 2012
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$263,074	$259,195	$249,306	$240,920
Gross profit	$150,426	$144,593	$131,868	$125,736
Net income (loss)	$11,593	$8,126	$(4,792)	$(44,602)
Basic earnings (loss) per share	$0.13	$0.09	$(0.06)	$(0.52)
Diluted earnings (loss) per share	$0.13	$0.09	$(0.06)	$(0.52)

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	SUBSEQUENT EVENT
On October 21, 2013, we entered into the Merger Agreement , pursuant to which, and on the terms and subject to the conditions thereof, PETT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Microsemi, commenced a cash tender offer on October 28, 2013 to purchase all of the outstanding shares of Symmetricom’s common stock at a purchase price of $7.18 per share. We estimate that the total amount of funds required to purchase all of Symmetricom's shares pursuant to the Offer and consummate the Merger is approximately $324 million. Microsemi expects to obtain the necessary funds from credit facilities for which Microsemi has received a commitment letter as described below, alternative financing or existing cash balances. The Tender Offer is scheduled to expire on November 25, 2013.
Also on October 21, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF has committed to provide a $150 million incremental term loan facility (the “Incremental Term Facility”) which was syndicated on November 1, 2013. The Incremental Term Facility is available to (i) finance the Tender Offer, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and expenses related to the merger.  Interest under the Incremental Term Facility is, at Microsemi’s option, Base Rate or LIBOR, plus a margin of 1.50% for Base Rate-based loans and 2.75% for LIBOR-based loans with a 0.75% LIBOR floor. The covenants under the Incremental Term Facility are consistent with those in our existing Credit Agreement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
October 2, 2011	$1,978	$690	$—	$(519)	$2,149
September 30, 2012	$2,149	$(497)	$—	$(29)	$1,623
September 29, 2013	$1,623	$(43)	$—	$(377)	$1,203
Tax valuation allowance
October 2, 2011	$37,604	$(22,887)	$2,086	$—	$16,803
September 30, 2012	$16,803	$27,729	$151,615	$—	$196,147
September 29, 2013	$196,147	$18,841	$(4,915)	$—	$210,073

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures.
As of September 29, 2013, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2013.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 29, 2013.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION
Inapplicable.
PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 29, 2013. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Our Board has adopted a Code of Ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. The Code of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of the NASDAQ Stock Market.
Our Code of Ethics is available on our website under the Corporate Governance section of the Investors tab at http://www.microsemi.com. You may request copies of this document, which will be provided free of charge, by writing to Investor Relations, Microsemi Corporation, One Enterprise, Aliso Viejo, California 92656. In addition, waivers from, and amendments to, our Code of Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted on our website under the Corporate Governance section of the Investors tab at http://www.microsemi.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the heading “Corporate Governance, Board Meetings and Committees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the heading “Audit Matters.”
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
John W. Hohener
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)
Dated: November 14, 2013

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

Signature	Title	Date

/s/ James J. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 14, 2013
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 14, 2013
John W. Hohener

/s/ Dennis R. Leibel	Director (Lead Independent Director)	November 14, 2013
Dennis R. Leibel

/s/ Thomas R. Anderson	Director	November 14, 2013
Thomas R. Anderson

/s/ William E. Bendush	Director	November 14, 2013
William E. Bendush

/s/ Paul F. Folino	Director	November 14, 2013
Paul F. Folino

/s/ William L. Healey	Director	November 14, 2013
William L. Healey

/s/ Matthew E. Massengill	Director	November 14, 2013
Matthew E. Massengill

/s/ James V. Mazzo	Director	November 14, 2013
James V. Mazzo

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated October 2, 2010, by and among Microsemi Corporation, Artful Acquisition Corp. and Actel Corporation(17)

2.2	Agreement and Plan of Merger dated as of October 21, 2013 by and among Microsemi Corporation, PETT Acquisition Corp. and Symmetricom, Inc.(22)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(20)*

3.2	Second Amended and Restated Bylaws of Microsemi Corporation(24)*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation(7)

10.1	Microsemi Corporation 1987 Stock Plan, and amendments thereto(5)*

10.1.1	Form of Employee Stock Option Agreement prior to August 17, 2004(4)*

10.1.2	Form of Employee Stock Option Agreement from and after August 17, 2004(4)*

10.1.3	Form of Employee Stock Option Agreement from and after September 26, 2005(6)*

10.1.4	Form of Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.5	Form of Employee Stock Option Agreement from and after March 28, 2006(10)*

10.1.6	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(8)*

10.1.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(2)*

10.1.8	Form of Amendment of Eligible Unvested Options(5)*

10.1.9	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(11)*

10.1.10	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(12)*

10.1.11	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(12)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended(13)*

10.2.1	Form of Notice of Grant of Restricted Stock Award under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.2.2	Form of Notice of Grant of Stock Option under Terms and Conditions of 2008 Performance Incentive Plan(14)*

10.2.3	Form of Notice of Performance Stock Unit Award(28)*

10.2.4	Form of Performance Stock Award Agreement(32)*

10.3	Microsemi Corporation Cash Bonus Plan(14)*

10.4	Microsemi Corporation 2007 Executive Cash Bonus Plan(11)*

10.5	Fiscal 2013 Executive Non-Equity Incentive Plan(32)*

10.6	Agreement dated November 10, 2008 between James J. Peterson and Microsemi Corporation(14)*

10.6.1	Letter Agreement, dated January 28, 2009, between James J. Peterson and Microsemi Corporation Relating to Amendment of Restricted Stock Award Agreement(15)*

10.6.2	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(16)*

10.7	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (16)*

10.8	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(16)*

10.8.1	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Section IRC Section 409A Considerations (32)*

10.9	Supplemental Executive Retirement Plan(1)*

10.10	Supplemental Medical Plan(4)*

10.11	Summary of Compensation Arrangements for Named Executive Officers (33)

10.12	Directors’ Compensation Policy(32)*

10.13	Board Member Retirement Process(3)*

10.14	Form of Officers and Directors Indemnification Agreement(13)*

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(9)

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

10.16.4	Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein.(30)

10.16.5	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc.(27)

10.17	Commitment Letter, dated October 21, 2013, between Microsemi Corporation and Morgan Stanley Senior Funding, Inc.(31)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2013†

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(2)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(5)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.

(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 4, 2010.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010.
(20)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(21)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011.
(22)	Incorporated by reference to Exhibit 2.1 of Symmetricom Inc.’s Current Report on Form 8-K (File No. 0-02287) filed October 22, 2013.
(23)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011.
(24)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2011.
(25)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2011.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012).
(27)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012).
(28)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2012.
(29)	Incorporated by reference to Exhibit 2.1 of Symmetricom, Inc.’s Current Report on Form 8-K (File No. 0-02287) filed with the Commission on October 22, 2013.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 22, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 25, 2013.
(32)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(33)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2012.