Form 10-Q
period 2013-12-29
MICROSEMI CORP
filed 2014-01-29
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 29, 2013
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

The number of outstanding shares of Common Stock on January 22, 2014 was 94,737,900.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	demand, growth and sales expectations for our products;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the effect of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations concerning the anticipated benefits of our acquisitions;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•
the uncertainty of litigation, administrative and similar matters, the associated costs and expenses, and the potential material adverse effect that these matters could have on our business and results of operations;

•	beliefs that our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•
expectations concerning the potential termination or renegotiation of U.S. government contracts, uncertainties of governmental appropriations and national defense policies and priorities and the effects of past or future government shutdowns and contract terminations or renegotiations on our business and results of operations;

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
The unaudited condensed consolidated statements of operations and comprehensive income for the quarter ended December 29, 2013 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statements of cash flows for the quarter ended December 29, 2013, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of December 29, 2013 and September 29, 2013, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, amounts in thousands, except par value)

	December 29, 2013	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$218,118	$256,433
Accounts receivable, net of allowance for doubtful accounts of $3,270 at December 29, 2013 and $1,203 at September 29, 2013	174,900	162,103
Inventories	216,259	161,986
Deferred income taxes, net	25,195	15,904
Other current assets	38,957	26,204
Total current assets	673,429	622,630
Property and equipment, net	148,698	125,158
Goodwill	848,398	790,236
Intangible assets, net	404,012	315,175
Deferred income taxes, net	30,211	30,203
Other assets	32,354	29,253
TOTAL ASSETS	$2,137,102	$1,912,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,908	$69,623
Accrued liabilities	97,479	63,002
Current maturity of long-term liabilities	1,854	607
Total current liabilities	179,241	133,232
Credit facility	824,500	676,000
Deferred income taxes	35,804	26,996
Other long-term liabilities	51,737	44,369
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 94,646 issued and outstanding at December 29, 2013 and 93,840 issued and outstanding at September 29, 2013	18,929	18,768
Capital in excess of par value of common stock	749,838	737,896
Retained earnings	276,821	275,442
Accumulated other comprehensive income (loss)	232	(48)
Total stockholders’ equity	1,045,820	1,032,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,137,102	$1,912,655

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended
	December 29, 2013	December 30, 2012
Net sales	$255,631	$247,598
Cost of sales	117,323	105,025
Gross profit	138,308	142,573
Operating expenses:
Selling, general and administrative	57,407	51,353
Research and development costs	44,125	43,176
Amortization of intangible assets	21,963	21,710
Restructuring and severance charges	7,653	850
Total operating expenses	131,148	117,089
Operating income	7,160	25,484
Other income (expenses):
Interest expense, net	(7,582)	(8,361)
Other income (expense), net	(314)	54
Total other expense	(7,896)	(8,307)
Income (loss) before income taxes	(736)	17,177
Provision for (benefit from) income taxes	(2,115)	2,963
Net income	$1,379	$14,214
Earnings per share:
Basic	$0.01	$0.16
Diluted	$0.01	$0.16
Weighted-average common shares outstanding:
Basic	92,102	88,535
Diluted	93,527	90,062

Net income	$1,379	$14,214
Other comprehensive income, net of tax:
Translation adjustment	280	230
Unrealized actuarial loss on pension benefits	(44)	(44)
Other comprehensive income, net of tax	236	186

Total comprehensive income	$1,615	$14,400

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, amounts in thousands)

	Quarter Ended
	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$1,379	$14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,525	29,047
Provision for doubtful accounts	97	(174)
Amortization of deferred financing cost	177	344
Deferred income taxes	(3,650)	(489)
Charge for stock based compensation	10,083	8,083
Change in assets and liabilities (net of acquisition):
Accounts receivable	18,373	(6,072)
Inventories	(2,150)	167
Other current assets	5,258	991
Other assets	(869)	(323)
Accounts payable	3,677	(6,503)
Accrued liabilities	(2,863)	(8,738)
Other long-term liabilities	3,496	(2,438)
Net cash provided by operating activities	62,533	28,109
Cash flows from investing activities:
Purchases of property and equipment	(12,095)	(8,535)
Proceeds from the sale of short term investments	39,393	—
Payments for acquisitions, net of cash acquired	(279,147)	—
Net cash used in investing activities	(251,849)	(8,535)
Cash flows from financing activities:
Proceeds from credit facility	200,000	—
Repayments of credit facility	(50,000)	(25,000)
Payments of credit facility issuance costs	(1,521)	—
Net proceeds from stock awards	2,522	4,374
Net cash (used in) provided by financing activities	151,001	(20,626)
Net decrease in cash and cash equivalents	(38,315)	(1,052)
Cash and cash equivalents at beginning of period	256,433	204,335
Cash and cash equivalents at end of period	$218,118	$203,283

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial information furnished herein is unaudited, but in the opinion of our management, includes all adjustments (all of which are normal or recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the most recently reported quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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

	Quarter Ended
	December 29, 2013	December 30, 2012
Basic
Net income	$1,379	$14,214
Weighted-average common shares outstanding	92,102	88,535
Basic earnings per share	$0.01	$0.16

Diluted
Net income	$1,379	$14,214
Weighted-average common shares outstanding for basic	92,102	88,535
Dilutive effect of stock awards	1,425	1,527
Weighted-average common shares outstanding on a diluted basis	93,527	90,062
Diluted earnings per share	$0.01	$0.16

For the quarter ended December 29, 2013 and December 30, 2012, we excluded 2.7 million and 5.0 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In July 2013, the FASB issued ASU No. 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will not impact our consolidated financial position, results of operations or cash flows.
2.     ACQUISITION
On November 26, 2013, we, through a wholly owned subsidiary, acquired all the outstanding shares of Symmetricom, Inc. (“Symmetricom” or "Microsemi – FTD") for an estimated consideration of $312.7 million, of which $7.3 million was accrued at December 29, 2013. During the quarter ended December 29, 2013, we incurred $1.7 million in costs related to this acquisition that were recorded in selling, general and administrative expense. We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services.
We preliminarily allocated the total estimated consideration to Symmetricom's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining amount to goodwill. The preliminary allocation is as follows (amounts in thousands):

Cash and cash equivalents	$26,337
Accounts receivable	31,267
Inventories	52,123
Other current assets	66,617
Property and equipment	19,366
Other assets	26,927
Identifiable intangible assets	110,800
Goodwill	58,162
Current liabilities	(36,524)
Deferred tax liabilities, net	(38,383)
Other non-current liabilities	(3,953)
Total estimated consideration	$312,739
As of the acquisition date, the gross contractual amount of acquired accounts receivable was $33.3 million and a preliminary estimate of contractual cash flows not expected to be collected was $2.1 million.
The preliminary valuation of identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$74,100	9
Customer relationships	32,400	9
Trade name	4,300	1
	$110,800

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation methodology
The fair value of the identified intangible assets for the acquisition noted above was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.
The valuation of completed technology and trade names for the acquisition noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entity's revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.
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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill related to the Symmetricom acquisition is not deductible.

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

The purchase price allocation described above is preliminary. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation and if material differences exist they could result in retrospective revision to the purchase price allocation. We utilized the straight line method of amortization for completed technology, customer relationships and trade name.
Supplemental pro forma data
The following supplemental pro forma data summarizes the results of operations for the quarters ended December 29, 2013 and December 30, 2012, as if we completed our acquisition of Microsemi – FTD as of the first day of 2013. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, acquisition-related expenses, restructuring and severance charges, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. We recorded net sales of $21.2 million related to our acquisition of Microsemi – FTD. Earnings for this acquisition recorded on a standalone basis since the acquisition date are impracticable to determine, as on the acquisition date, we began to immediately integrate Microsemi – FTD into existing operations, engineering groups, sales distribution networks and management structure.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Quarter Ended
	December 29, 2013	December 30, 2012
Net sales	$281,743	$305,892
Net income	$2,244	$6,211
Net income per share
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	December 29, 2013	September 29, 2013
Raw materials	$67,977	$36,436
Work in progress	95,138	86,762
Finished goods	53,144	38,788
	$216,259	$161,986

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	December 29, 2013	September 29, 2013
Amortizable intangible assets
Completed technology	$215,637	$151,998
Customer relationships	184,036	162,556
Other	4,339	621
	$404,012	$315,175

Non-amortizing intangible assets
Goodwill	$848,398	$790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
Amortization expense	$93,392	$83,739	$80,972	$69,042	$29,365	$47,502

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	December 29, 2013	September 29, 2013
Payroll, bonus, accrued time off and other employee benefits	$38,073	$24,649
Outside services	9,845	10,258
Deferred revenue	9,099	5,077
Restructuring and severance	8,860	6,537
Consideration for change of control	7,254	—
Warranties	4,993	2,809
Licenses	1,095	786
Income taxes	3,313	2,291
Commissions	3,665	2,799
Interest	604	1,276
Other	10,678	6,520
	$97,479	$63,002

6.	INCOME TAXES
For the quarters ended December 29, 2013 and December 30, 2012, we recorded an income tax benefit of $2.1 million and a provision of $3.0 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent primarily reflects the ratio of domestic and international pre-tax income, valuation allowance and credits. Our tax benefit for the quarter ended December 29, 2013 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $5.1 million, that resulted from the preliminary allocation of consideration from of our acquisition of Microsemi – FTD.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $0.3 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service (“IRS”) is currently examining our income tax returns for fiscal years 2007 through 2012. As of December 29, 2013, the IRS has raised questions primarily related to transfer pricing. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are accurate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.

7.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Morgan Stanley Senior Funding, Inc. ("MSSF") pursuant to a Credit Agreement, dated as of November 2, 2010, with MSSF and the lenders therein (as amended, the “Credit Agreement”), consisting of a term loan facility and a $50.0 million revolving credit facility. We can also request the establishment of one or more incremental loans with commitments in an aggregate amount not to exceed $50.0 million.
During the quarter ended December 29, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF committed to provide a $150.0 million incremental term loan under our term loan facility, which MSSF subsequently syndicated during the quarter. The incremental term loan was made available to (i) finance the acquisition of Symmetricom, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses related to the merger. The covenants under the incremental term loan are consistent with those in our existing Credit Agreement.

Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. The principal amount outstanding and interest rate per annum for each type of loan at December 29, 2013 are as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Eurodollar Rate	Eurodollar Floor	Current Rate
Revolving and swingline loans	$—	3.50%	4.50%	—%	—%
Term loan	$676,000	1.75%	2.75%	1.00%	3.75%
Incremental term loan	$150,000	1.50%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and principal amortizes at $7.3 million per year on our term loan and at $1.5 million per year on our incremental term loan. Due to prepayments of principal, there are currently no scheduled principal repayments until the maturity date though the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year. The fair value of our term loans were $828.1 million at December 29, 2013 and $674.3 million at September 29, 2013, and we classify this valuation as a Level 2 fair value measurement.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of December 29, 2013.
Interest Rate Swap Agreements
In connection with our Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates are as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $0.3 million as of December 29, 2013. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.3 million in both the first quarter of 2014 and 2013.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs is shown as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 29, 2013
Cash and cash equivalents	$256,433	$256,433	$—	$—
Pension plan assets	$5,558	$—	$—	$5,558
Interest rate swap liabilities	$643	$—	$643	$—

December 29, 2013
Cash and cash equivalents	$218,118	$218,118	$—	$—
Pension plan assets	$5,706	$—	$—	$5,706
Interest rate swap liabilities	$320	$—	$320	$—
Pension plan assets are insurance contracts with insurance payments guaranteed by the insurer and the security fund for insurance companies in Germany. There were no transfers of financial assets or liabilities between the classifications during the periods reported.

9.	SEGMENT INFORMATION
We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Aerospace, Communications, Defense & Security, and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales by geographic area based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	Quarter Ended
	December 29, 2013	December 30, 2012
Net Sales:
United States	$133,840	$120,728
Europe	36,101	40,429
Asia	79,306	81,664
Other	6,384	4,777
Total	$255,631	$247,598

Aerospace	$39,620	$48,224
Communications	96,894	76,738
Defense & Security	63,185	75,622
Industrial	55,932	47,014
Total	$255,631	$247,598
As a percentage of consolidated net sales, customers with a ship-to location in Taiwan totaled 12.4% for the quarter ended December 30, 2012 and there were no countries exceeding 10% for the quarter ended December 29, 2013. We began reporting net sales by geographic area based on a customer's ship-to location in the second quarter of 2013 and prior year amounts reported conform to current year presentation.
Non-current assets comprised of property and equipment, net, by geographic area are as follows (amounts in thousands):

	December 29, 2013	September 29, 2013
United States	$122,991	$100,736
Europe	12,161	12,558
Asia	11,778	10,209
Other	1,768	1,655
Total	$148,698	$125,158

10.	STOCK-BASED COMPENSATION
Stock Based Compensation
In January 2012, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 14.5 million shares so that the amended aggregate share limit for the 2008 Plan is 28.5 million shares; b) extended the plan term to December 5, 2021; c) increased the number of shares counted against the share limit for every one share issued in connection with a full-value award to 2.41; d) terminated the evergreen provision in the original plan; and e) extended the Performance-Based Award feature through the first annual meeting of stockholders that occurs in calendar year 2017. Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. Stock-based compensation expense was $10.1 million for the quarter ended December 29, 2013 and $8.1 million for the quarter ended December 30, 2012.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Quarter Ended	Quantity	Weighted Average Fair Value per Award
December 30, 2012
Restricted shares	380	$20.00
Performance stock units	350	$21.62

December 29, 2013
Restricted shares	339	$24.72
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01
Restricted Shares
Compensation expense for restricted shares was calculated based on the closing price of our common stock on the date of grant and the restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
Performance Stock Units
Performance stock units granted in 2012 vested based on our growth in net sales and earnings per share (subject to certain adjustments) for 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. For these performance stock units, 50% of each performance-based award opportunity were subject to the net sales metric for the performance period and 50% were subject to the earnings per share metric for the performance period. In November 2013, the Compensation Committee determined that 86% of the target number of units vested at the time of the committee's determination (which represents a vesting percentage of 116% based on the committee’s determination, minus the 30% of the target number of units that vested based on 2012 performance).
Performance stock units granted in 2013 are eligible to vest based on our achievement of net sales and earnings per share (subject to certain adjustments) levels for 2013, 2014 and 2015. For these performance stock units, 25% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 75% will be subject to the earnings per share metric for the performance period. In November 2013, the Compensation Committee determined that our performance did not exceed minimum thresholds. Accordingly, no performance units granted in 2013 vested.
Performance units granted in 2014 are eligible to vest based on our rate of growth for net sales and earnings per share (subject to certain adjustments) over 2014, 2015 and 2016 relative to the growth rates for that metric over the relevant performance period for a peer group of companies. In addition, the vesting of the award will also be determined in part by our total shareholder return over the three-year period covered by the award relative to the peer group. A portion of the performance units may vest based on performance after each of the first two fiscal years of the performance period.
Compensation expense is based upon either our estimate of performance relative to a peer group for the 2012 and 2014 grants and our expected performance over the performance period for the 2013 grant. For these performance stock units, 40% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 60% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 200% of the “target” number of units subject to the award related to that metric. For performance stock units granted in 2013, the maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee, up to a maximum of 125%.
Stock Options
We assumed unvested stock options related to our acquisition of Microsemi – FTD with a weighted average exercise price of $20.08 per stock option. We derived a weighted average fair value per stock option using the Black-Scholes option pricing model.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Facility Termination Costs
Balance at September 29, 2013	$4,507
Cash expenditures	(436)
Balance at December 29, 2013	$4,071

At September 29, 2013, we had recorded severance and restructuring accruals of $2.2 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance and restructuring activities totaling $7.7 million for the quarter ended December 29, 2013, primarily related to activity following our acquisition of Microsemi – FTD. Provisions for severance in the quarter ended December 29, 2013 covered approximately 120 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$379	$—	$2,205
Assumed from acquisition	799	1,885	—	2,684
Provisions	6,927	75	651	7,653
Cash expenditures	(3,224)	(195)	(651)	(4,070)
Other non-cash settlement	—	(2)	—	(2)
Balance at December 29, 2013	$6,328	$2,142	$—	$8,470

12.	COMMITMENTS AND CONTINGENCIES
In Broomfield, Colorado, the owner of a property located adjacent to a manufacturing facility owned by one of our subsidiaries, Microsemi Corp. – Colorado, had notified the subsidiary and other parties of a claim that contaminants migrated to his property, thereby diminishing its value. In August 1995, the subsidiary, together with Coors Porcelain Company, FMC Corporation and Siemens Microelectronics, Inc. (former owners of the manufacturing facility), agreed to settle the claim and to indemnify the owner of the adjacent property for remediation costs. Although tricholorethylene and other contaminants previously used by former owners at the facility are present in soil and groundwater on the subsidiary’s property, we vigorously contest any assertion that the subsidiary caused the contamination. In November 1998, we signed an agreement with the three former owners of this facility whereby they have a) reimbursed us for $0.5 million of past costs, b) assumed responsibility for 90% of all future clean-up costs, and c) promised to indemnify and protect us against any and all third-party claims relating to the contamination of the facility. An Integrated Corrective Action Plan was submitted to the State of Colorado. Sampling and management plans were prepared for the Colorado Department of Public Health & Environment. State and local agencies in Colorado are reviewing current data and considering study and cleanup options. The most recent forecast estimated that the total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since 2003.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million at December 29, 2013 and September 29, 2013. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, in its entirety.
Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits, FPGAs, SoCs and ASICs; power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; RF solutions; discrete components; security technologies and scalable anti-tamper products; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
The principal end markets that we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
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
Microsemi marketed a number of new products that were announced during the recent quarter, including:

•	a new line of 650 volt diode solutions targeted at high-power industrial applications including solar inverters;

•
high performance power line communications HomePlug AV2 Class GH line drivers (two-channel and single-channel) based on Microsemi's proprietary high-speed, high voltage bipolar process technology, which enables significant performance and cost savings over currently used technologies;

•
miSLIC™ Series line circuits (fifth-generation telephone line interface solution) providing worldwide network operators with the industry's most economical solution for adding two channels of voice to broadband products;

•	two new DC-powered Power-over-Ethernet midspans that provide cost-efficient standalone solutions for powering high power applications in DC environments;

•
EnforcIT® Security Monitor, an advanced security IP block providing additional layers of user-configurable tamper protection and responses to the most secure and lowest power FPGA product families on the market-Microsemi's SmartFusion®2 SoC FPGAs and IGLOO®2 FPGAs; and

•	a new family of 1-2.4 volt Zener diodes that provide up to four times better voltage regulation and up to a 40 times improvement in typical lower leakage current versus standard Zener diodes.
Net sales, gross profit and gross margin were as follows (amounts in thousands):

	Quarter Ended
	December 29, 2013	December 30, 2012	Variance $	Variance %
Net sales	$255,631	$247,598	$8,033	3.2%
Gross profit	$138,308	$142,573	$(4,265)	(3.0)%
Gross margin	54.1%	57.6%	(3.5)%
We recorded increases in net sales between the quarters ended December 29, 2013 ("Q1 2014") and December 30, 2012 ("Q1 2013"), of which $21.2 million was contributed by our acquisition of Symmetricom, Inc. (sometimes referred to herein as “Microsemi – FTD"). As discussed further in "Results of Operations", we recorded decreases in our Aerospace and Defense & Security end markets, offset by increases in our Communications and Industrial end markets. On January 23, 2014, we announced that we expect our consolidated net sales for the second quarter of fiscal year 2014 will increase between 10% and 14% sequentially.
Gross margin decreased due to the effects of $4.8 million in acquisition-related inventory charges from our acquisition of Microsemi – FTD, as well as changes in product mix as we generally realize higher gross margin on products used in aerospace and defense applications.
Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, “Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations,” “The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated,” and “We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations”).
Markets
Our products include discrete and integrated circuit, module, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace – Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today, including the latest advanced models such as the Boeing 787 Dreamliner, Airbus A350 and Airbus A380. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems.

•
Communications – Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office to the enterprise and the home, and to a broad array of wired and wireless networked devices. Microsemi also pioneered the concept and development of PoE (power over Ethernet) technology and offers ICs and system solutions (midspans) based on this increasingly popular power transmission solution.

•
Defense & Security – Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, next-generation body scanners, and radio and guidance systems.

•
Industrial – Microsemi delivers secure and highly reliable solutions for applications including industrial controls, machine-to-machine (M2M) communications, energy exploration and drilling, semiconductor capital equipment and alternative energy platforms. Microsemi also a leading supplier of ultra-low power wireless solutions used in medical devices including implantable defibrillators and pacemakers, MRI machines, and portable medical equipment.

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

Facility Termination Costs
Balance at September 29, 2013	$4,507
Cash expenditures	(436)
Balance at December 29, 2013	$4,071

At September 29, 2013, we had recorded severance and restructuring accruals of $2.2 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance and restructuring activities totaling $7.7 million for the quarter ended December 29, 2013, primarily related to activity following our acquisition of Microsemi – FTD. Provisions for severance in the quarter ended December 29, 2013 covered approximately 120 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$379	$—	$2,205
Assumed from acquisition	799	1,885	—	2,684
Provisions	6,927	75	651	7,653
Cash expenditures	(3,224)	(195)	(651)	(4,070)
Other non-cash settlement	—	(2)	—	(2)
Balance at December 29, 2013	$6,328	$2,142	$—	$8,470
RESULTS OF OPERATIONS
Net sales increased $8.0 million or 3.2% to $255.6 million in Q1 2014 from $247.6 million in Q1 2013. Net sales in Q1 2014 included $21.2 million related to our acquisition of Microsemi – FTD and $15.7 million in net sales related to a government contract that was terminated by the government for convenience pursuant to the terms of the contract in Q1 2014.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	December 29, 2013	December 30, 2012
Aerospace	39,620	48,224
Communications	$96,894	$76,738
Defense & Security	63,185	75,622
Industrial	55,932	47,014
Total	$255,631	$247,598

Net sales in the Aerospace end market decreased $8.6 million to $39.6 million in Q1 2014 from $48.2 million in Q1 2013. While we believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380, net sales were impacted by irregular order rates that we attribute to original equipment manufacturers (“OEMs”) and subcontractors filling their channels to prepare for production and then slowing orders as manufacturing begins. In addition, during Q1 2014, sales of space level products were affected by longer lead times that influenced the timing of sales, though we shipped most of the delayed products in the subsequent quarter. For the second quarter, we expect that sales in this end market will increase based on our current backlog, shipments made to date as well as satellite shipments.
Net sales in the Communications end market increased $20.2 million to $96.9 million in Q1 2014 from $76.7 million in Q1 2013. While this end market benefited from increased contributions of voice circuit and timing and synchronization products from higher spending for communications infrastructure in Asia, our overall Communications end market is sensitive to macroeconomic conditions and capital expenditure deployment. These declines were offset by amounts recognized from the termination by the government of a contract in Q1 2014 and from contributions from our acquisition of Microsemi – FTD. For the next quarter, we expect sales in this end market to grow with continued strength from our timing and synchronization products, contributions from PoE and the beginning of a number of ramps of our wireless products.

Net sales in the Defense & Security end market decreased $12.4 million to $63.2 million in Q1 2014 from $75.6 million in Q1 2013. This end market was impacted by push outs and industry weakness surrounding the government shutdown during the quarter and the lingering effects of sequestration. For the second quarter, we believe net sales in this end market will grow based on current bookings, shippable backlog and the increase in visibility as a function of having a federal budget in place.
Net sales in the Industrial end market increased $8.9 million to $55.9 million in Q1 2014 from $47.0 million in Q1 2013. This end market benefits from increased shipments of ultra-low power radios in medical applications, as well as broad based strength for our power products in the plasma, semicapital equipment and solar markets. For the next quarter, we believe that net sales in this end market will increase due to future contributions from our chip scale atomic clocks that serve energy exploration applications and several emerging market opportunities, and from our current backlog.
Net sales by geographic area based on a customer's ship-to location were as follows (amounts in thousands):

	Quarter Ended
	December 29, 2013	December 30, 2012
United States	$133,840	$120,728
Europe	36,101	40,429
Asia	79,306	81,664
Other	6,384	4,777
Total	$255,631	$247,598

As a percentage of consolidated net sales, customers with a ship-to location in Taiwan totaled 12.4% for the quarter ended December 30, 2012, and there were no countries exceeding 10% for the quarter ended December 29, 2013. We began reporting net sales by geographic area based on a customer's ship-to location in the second quarter of 2013 and prior year amounts reported conform to current year presentation.
Gross profit decreased $4.3 million to $138.3 million (54.1% of net sales) for Q1 2014 from $142.6 million (57.6% of net sales) for Q1 2013. Gross margin decreased due to the effects of a $4.8 million acquisition-related inventory charges from our acquisition of Microsemi – FTD, as well as changes in product mix as we generally realize higher gross margin on products used in aerospace and defense applications.
Selling, general and administrative ("SG&A") expenses increased $6.1 million to $57.4 million for Q1 2014 from $51.4 million in Q1 2013. The increase was due to the effects of our acquisition of Microsemi – FTD, including $1.7 million in acquisition-related costs, higher stock-based compensation expense and higher selling expense related to our increase in net sales.
Research and development expense increased $0.9 million to $44.1 million for Q1 2014 from $43.2 million for Q1 2013, primarily due to the effects of our acquisition of Microsemi – FTD. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium ("SiGe") RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride ("GaN") and silicon carbide ("SiC") power management and RF solutions.
Amortization of intangible assets increased $0.3 million to $22.0 million for Q1 2014 from $21.7 million for Q1 2013. The increase was primarily due to the amortization of acquired intangibles related to our acquisition of Microsemi – FTD, offset by intangible assets that reached their amortizable lives. These amounts include amortization related to acquired completed technology of $10.5 million for Q1 2014 and $9.8 for Q1 2013.
Restructuring charges amounted to $7.7 million for Q1 2014 compared to $0.9 million for Q1 2013. The variances relate to the timing and announcement of restructuring activities, with the increase primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD.
For Q1 2014, we recorded an income tax benefit of $2.1 million. For Q1 2013, we recorded an income tax provision of $3.0 million. The difference in our effective tax rate from the U.S. statutory rate of 35 percent primarily reflects the ratio of domestic and international pre-tax income, valuation allowance and credits. Our tax benefit for Q1 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $5.1 million, that resulted from the preliminary allocation of consideration from of our acquisition of Microsemi – FTD.

CAPITAL RESOURCES AND LIQUIDITY
We had $218.1 million and $256.4 million in cash and cash equivalents at December 29, 2013 and September 29, 2013, respectively. In Q1 2014 and Q1 2013, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities increased $34.4 million to $62.5 million for Q1 2014 from $28.1 million for Q1 2013. A summary of net cash provided by operating activities for Q1 2014 and Q1 2013 is as follows (amounts in thousands):

	Quarter Ended
	December 29 2013	December 30 2012
Net income	$1,379	$14,214
Depreciation and amortization	29,525	29,047
Provision for doubtful accounts	97	(174)
Amortization of deferred financing cost	177	344
Deferred income taxes	(3,650)	(489)
Stock-based compensation	10,083	8,083
Net change in working capital accounts	22,295	(20,155)
Net change in other long term assets and liabilities	2,627	(2,761)
Net cash provided by operating activities	$62,533	$28,109

Accounts receivable increased $12.8 million to $174.9 million at December 29, 2013 from $162.1 million at September 29, 2013. Inventories increased $54.3 million to $216.3 million at December 29, 2013 from $162.0 million at September 29, 2013. These increases were due primarily to our acquisition of Microsemi – FTD. Further, inventory increased in anticipation of sales growth in the second quarter of 2014.
Current liabilities increased $46.0 million to $179.2 million at December 29, 2013 from $133.2 million at September 29, 2013. The increase was primarily due to the acquisition of Microsemi – FTD and an increase in deferred revenue related to contracts accounted for under the percentage of completion method.
Net cash used in investing activities was $251.8 million for Q1 2014 compared to $8.5 million for Q1 2013. Net cash used in investing activities for Q1 2014 was $12.1 million in purchases of property and equipment, net cash consideration of $279.1 million for the acquisition of Microsemi FTD, offset by $39.4 million for the proceeds from the sales of short term investments. Net cash used in investing activities for Q1 2013 consisted of $8.5 million in purchases of property and equipment.
Net cash (used in) provided by financing activities was $151.0 million for Q1 2014 compared to $(20.6) million for Q1 2013. Net cash provided by financing activities in Q1 2014 consisted of borrowings of $200.0 million under our Credit Agreement, and $2.5 million in net proceeds from stock awards, offset by $1.5 million in credit facility issuance costs and repayment of $50.0 million of the credit facility. Net cash used in financing activities in Q1 2013 primarily consisted of principal repayment of $25.0 million under our Credit Agreement, offset by $4.4 million in net proceeds from stock awards.
We are a party to a senior secured credit facility with Morgan Stanley Senior Funding, Inc. ("MSSF") pursuant to a Credit Agreement, dated as of November 2, 2010, with MSSF and the lenders therein (as amended, the “Credit Agreement”), consisting of a term loan facility and a $50.0 million revolving credit facility. We can also request the establishment of one or more incremental loans with commitments in an aggregate amount not to exceed $50.0 million.

During the quarter ended December 29, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF committed to provide a $150.0 million incremental term loan under our term loan facility, which MSSF subsequently syndicated during the quarter. The incremental term loan was made available to (i) finance the acquisition of Symmetricom, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and expenses related to the merger. The covenants under the incremental term loan are consistent with those in our existing Credit Agreement.

Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. The principal amount outstanding and interest rate per annum for each type of loan at December 29, 2013 are as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Eurodollar Rate	Eurodollar Floor	Current Rate
Revolving and swingline loans	$—	3.50%	4.50%	—%	—%
Term loan	$676,000	1.75%	2.75%	1.00%	3.75%
Incremental term loan	$150,000	1.50%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and principal amortizes at $7.3 million per year on our term loan and at $1.5 million per year on our incremental term loan. Due to prepayments of principal, there are currently no scheduled principal repayments until the maturity date though the Credit Agreement stipulates an annual payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year. Subsequent to the end of the quarter, we completed an additional optional principal prepayment of $30.0 million resulting in an aggregate term loan balance of $796.0 million.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of December 29, 2013.
Contractual Obligations
The following table summarizes our current contractual payment obligations and commitments, including obligations assumed from our acquisition of Microsemi – FTD and excluding amounts related to uncertain tax positions (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Imputed Interest
Term loans	$796,000	$1,500	$1,500	$1,500	$791,500	$—
Interest on credit facility	182,444	29,865	59,571	59,358	33,650	—
Operating leases	111,151	23,177	36,984	24,525	26,465	—
Purchase obligations	63,158	40,930	22,105	123	—	—
Other long-term liabilities	48,606	40	17,877	869	29,820	—
Capital leases	3,166	292	585	585	5,266	(3,562)
Interest rate swap payments	293	293	—	—	—	—
Commitment fee on credit facility	351	190	161	—	—	—
Total	$1,205,169	$96,287	$138,783	$86,960	$886,701	$(3,562)

As of December 29, 2013, we recorded $16.7 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

The term loan balance reported in the contractual obligations table includes a$30.0 million principal payment we completed subsequent to end end of Q1 2014. Payments of interest on our credit facility in the contractual obligations table assume that we will make only make the minimum required term loan principal payments and incur interest at current rates. Payments of the commitment fee on credit facility assumes our revolving credit facility remains undrawn. Interest swap payments are based on the current interest rate on our term loan of 3.75% per annum.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended September 29, 2013.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (the “FASB") issued Accounting Standards Update (“ASU") No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In July 2013, the FASB issued ASU No. 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will not impact our consolidated financial position, results of operations or cash flows.

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
We are potentially subject to concentrations of credit risk consisting principally of trade accounts receivable. Concentrations of credit risks exist because we rely on a significant portion of customers whose principal sales are to the U.S. government or to subcontractors whose material sales are to the U.S. government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. government may be subject to termination at the convenience of the U.S. government or to price renegotiations under the Renegotiation Act. For example, in Q1 2014 the U.S. government terminated for convenience a $75 million contract, for which we have received $25 million to date. We have never experienced a material loss due to termination of a U.S. government contract. We have never had to renegotiate our price under any government contract.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate or "Eurodollar Rate" which approximates LIBOR. The principal amount outstanding and interest rate per annum for each type of loan at December 29, 2013 are as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Eurodollar Rate	Eurodollar Floor	Current Rate
Revolving and swingline loans	$—	3.50%	4.50%	—%	—%
Term loan	$676,000	1.75%	2.75%	1.00%	3.75%
Incremental term loan	$150,000	1.50%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and principal amortizes at $7.3 million per year on our term loan and at $1.5 million per year on our incremental term loan. Due to prepayments of principal, there are currently no scheduled principal repayments until the maturity date though the Credit Agreement stipulates an annual payment of a percentage of ECF. The ECF percentage is between 0% and 50% depending on our consolidated leverage ratio as of the end of a fiscal year.
Subsequent to the end of the quarter, we completed an additional optional principal prepayment of $30.0 million resulting in an aggregate term loan balance of $796.0 million. A 1.00% change in interest rates would result in an annual change of $8.0 million in interest expense.
In connection with our Credit Agreement, in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our two outstanding swap agreements have notional amounts, fixed rates and expiration dates are as follows: $121.0 million at 1.83% expiring January 2014 and $24.0 million at 2.21% expiring January 2015. We classify our interest rate swap balances as Level 2 fair value measurements. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a long-term liability of $0.3 million as of December 29, 2013. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.3 million in both the first quarter of 2014 and 2013.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2013.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore, not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

ITEM 1A.	RISK FACTORS
We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2013. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
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
Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, declining real estate values, increased energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government's interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Due to these conditions, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash flows would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.
We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In Q1 2014 the U.S. government terminated for convenience a $75 million contract, for which we have received $25 million to date. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the shutdown of non-essential U.S. government services in October 2013 and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
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

Microsemi's aggregate net sales to the Defense & Security end market represented approximately 25% of total net sales in Q1 2014. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
Our wafer designs requirements are increasing in technological complexity and in order to meet our designs specifications, our foundry partners must expend resources for capital equipment and develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business and operating results. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could harm our business and operating results.
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
Both our customers and we are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.
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
Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we may not be directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could negatively impact our business and operating results.
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to determine whether our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

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
In September 2009, we approved consolidation plans that resulted in the closure of our manufacturing facility in Scottsdale, Arizona during the quarter ended April 3, 2011. Scottsdale represented approximately 1% of our annual net sales in fiscal year 2011 and occupied a 135,000 square foot leased facility. We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.

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
Additionally, our ability to compete within our industry will depend on our ability to identify and ensure compliance with industry standards that are constantly evolving. The emergence of new industry standards could render our products incompatible with products developed by major manufacturers. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards, it could have a material adverse effect on our business operations and financial results.
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
Fluctuations in sales of high-reliability products for use in implantable defibrillators and other medical products may adversely affect our financial results.
Although the market for implantable defibrillators is growing, customers in this market could reduce their reliance on outside suppliers. The implantable defibrillator and medical products market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can, from time to time, accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEMs can also result in fluctuations in order rates.
Variability of our manufacturing yields may affect our gross margins and profits.
Our manufacturing yields vary significantly among products, depending on the complexity of a particular product's design and our experience in manufacturing that type of product. We have in the past experienced difficulties in achieving planned yields, which have adversely affected our gross margins and profits.
The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties primarily include:

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
Delays in beginning production, implementing production techniques, resolving problems associated with technical equipment malfunctions, or issues related to government or customer qualification of facilities could adversely affect our manufacturing efficiencies, our ability to realize cost savings and the timing and amount of revenue we realize.
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
The market price of our stock has fluctuated widely. Between October 1, 2012 and December 29, 2013, the market sale price of our common stock ranged between a low of $17.12 and a high of $26.72. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Inapplicable.

ITEM 5.	OTHER INFORMATION
Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2014 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

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
 Dated: January 28, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2014 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 28, 2014†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.