Form 10-Q
period 2014-03-30
MICROSEMI CORP
filed 2014-04-30
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 30, 2014
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

The number of outstanding shares of Common Stock on April 22, 2014 was 94,966,652.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “can,” “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “maintain,” “continue” and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•	demand, growth and sales expectations for our products;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations concerning the anticipated benefits of our acquisitions;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

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
The unaudited condensed consolidated statements of operations and comprehensive income for the quarter and six months ended March 30, 2014 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statements of cash flows for the six months ended March 30, 2014, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of March 30, 2014 and September 29, 2013, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, amounts in thousands, except par value)

	March 30, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$205,194	$256,433
Accounts receivable, net of allowance for doubtful accounts of $3,316 at March 30, 2014 and $1,203 at September 29, 2013	193,750	162,103
Inventories	201,573	161,986
Deferred income taxes, net	24,056	15,904
Other current assets	41,654	26,204
Total current assets	666,227	622,630
Property and equipment, net	148,221	125,158
Goodwill	850,887	790,236
Intangible assets, net	377,703	315,175
Deferred income taxes, net	32,911	30,203
Other assets	31,419	29,253
TOTAL ASSETS	$2,107,368	$1,912,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,966	$69,623
Accrued liabilities	87,991	63,002
Current maturity of long-term liabilities	2,056	607
Total current liabilities	170,013	133,232
Credit facility	794,500	676,000
Deferred income taxes	37,110	26,996
Other long-term liabilities	50,640	44,369
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 94,969 issued and outstanding at March 30, 2014 and 93,840 issued and outstanding at September 29, 2013	18,994	18,768
Capital in excess of par value of common stock	765,740	737,896
Retained earnings	270,061	275,442
Accumulated other comprehensive income (loss)	310	(48)
Total stockholders’ equity	1,055,105	1,032,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,107,368	$1,912,655

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net sales	$287,016	$235,333	$542,647	$482,931
Cost of sales	138,377	101,868	255,700	206,893
Gross profit	148,639	133,465	286,947	276,038
Operating expenses:
Selling, general and administrative	62,965	52,316	120,372	103,669
Research and development costs	49,283	41,956	93,408	85,132
Amortization of intangible assets	24,309	21,110	46,272	42,820
Restructuring and severance charges	4,767	6,261	12,420	7,111
Total operating expenses	141,324	121,643	272,472	238,732
Operating income	7,315	11,822	14,475	37,306
Other expenses:
Interest expense, net	(7,615)	(7,744)	(15,197)	(16,105)
Other expense, net	(1,191)	(3,603)	(1,505)	(3,549)
Total other expense	(8,806)	(11,347)	(16,702)	(19,654)
Income (loss) before income taxes	(1,491)	475	(2,227)	17,652
Provision for income taxes	5,268	3,380	3,154	6,343
Net income (loss)	$(6,759)	$(2,905)	$(5,381)	$11,309
Earnings (loss) per share:
Basic	$(0.07)	$(0.03)	$(0.06)	$0.13
Diluted	$(0.07)	$(0.03)	$(0.06)	$0.12
Weighted-average common shares outstanding:
Basic	92,805	89,405	92,455	88,970
Diluted	92,805	89,405	92,455	90,538

Net income (loss)	$(6,759)	$(2,905)	$(5,381)	$11,309
Other comprehensive income (loss), net of tax:
Translation adjustment	122	35	446	265
Unrealized actuarial loss on pension benefits	(44)	(42)	(88)	(86)
Other comprehensive income (loss), net of tax	78	(7)	358	179

Total comprehensive income (loss)	$(6,681)	$(2,912)	$(5,023)	$11,488

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, amounts in thousands)

	Six Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(5,381)	$11,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,432	57,385
Provision for doubtful accounts	143	(148)
Amortization of deferred financing cost	335	596
Loss on disposition or impairment of assets	519	—
Deferred income taxes	699	2,347
Charge for stock based compensation	21,441	18,278
Effect of credit facility issuance and refinancing costs	526	2,615
Change in assets and liabilities (net of acquisition):
Accounts receivable	(468)	(5,065)
Inventories	7,949	(3,672)
Other current assets	2,642	(5,198)
Other assets	(544)	1,751
Accounts payable	3,707	(3,713)
Accrued liabilities	(3,858)	(14,161)
Other long-term liabilities	2,601	(2,275)
Net cash provided by operating activities	92,743	60,049
Cash flows from investing activities:
Purchases of property and equipment	(20,850)	(17,560)
Proceeds from the sale of short term investments	39,393	—
Payments for acquisitions, net of cash acquired	(287,352)	—
Net cash used in investing activities	(268,809)	(17,560)
Cash flows from financing activities:
Proceeds from credit facility	289,462	277,539
Repayments of credit facility	(80,000)	(50,000)
Payments of credit facility issuance costs	(1,521)	(623)
Extinguishment of debt	(89,462)	(277,539)
Net proceeds from stock awards	6,348	10,720
Net cash (used in) provided by financing activities	124,827	(39,903)
Net increase (decrease) in cash and cash equivalents	(51,239)	2,586
Cash and cash equivalents at beginning of period	256,433	204,335
Cash and cash equivalents at end of period	$205,194	$206,921

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial information furnished herein is unaudited, but in the opinion of our management, it includes all adjustments (all of which are normal or recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and first six months of the current fiscal year are not necessarily indicative of the results to be expected for the full year.
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. We have computed diluted earnings per share, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows (amounts in thousands, except per share data):

	Quarter Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Basic
Net income (loss)	$(6,759)	$(2,905)	$(5,381)	$11,309
Weighted-average common shares outstanding	92,805	89,405	92,455	88,970
Basic earnings (loss) per share	$(0.07)	$(0.03)	$(0.06)	$0.13

Diluted
Net income (loss)	$(6,759)	$(2,905)	$(5,381)	$11,309
Weighted-average common shares outstanding for basic	92,805	89,405	92,455	88,970
Dilutive effect of stock awards	—	—	—	1,568
Weighted-average common shares outstanding on a diluted basis	92,805	89,405	92,455	90,538
Diluted earnings (loss) per share	$(0.07)	$(0.03)	$(0.06)	$0.12

For the quarter and six months ended March 30, 2014 and for the quarter ended March 31, 2013, all stock awards were excluded as we reported a net loss in these periods. For the six months ended March 31, 2013, 4.9 million stock awards were excluded in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In April 2014, the FASB issued ASU No. 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
2.     ACQUISITION
On November 26, 2013, we, through a wholly owned subsidiary, acquired all the outstanding shares of Symmetricom, Inc. (“Symmetricom” or “Microsemi – FTD”) for an estimated consideration of $312.7 million. During the six months ended March 30, 2014, we incurred $2.2 million in costs related to this acquisition that we recorded in selling, general and administrative expense. We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services.
We preliminarily allocated the total estimated consideration to Symmetricom's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining amount to goodwill. The preliminary allocation is as follows (amounts in thousands):

Cash and cash equivalents	$26,337
Accounts receivable	31,322
Inventories	47,536
Other current assets	57,335
Property and equipment	19,322
Other assets	4,826
Identifiable intangible assets	108,800
Goodwill	60,651
Current liabilities	(37,042)
Deferred income taxes	(2,729)
Other non-current liabilities	(3,619)
Total estimated consideration	$312,739

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the acquisition date, the gross contractual amount of acquired accounts receivable was $33.4 million and a preliminary estimate of contractual cash flows not expected to be collected was $2.1 million.
The preliminary valuation of identifiable intangible assets and their estimated useful lives are as follows (amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$74,100	9
Customer relationships	30,400	9
Trade name	4,300	1
	$108,800
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation described above is preliminary, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation and if material differences exist they could result in retrospective revision to the purchase price allocation. We utilized the straight line method of amortization for completed technology, customer relationships and trade name.
Supplemental pro forma data
The following supplemental pro forma data summarizes the results of operations for the six months ended March 30, 2014 and March 31, 2013, as if we completed our acquisition of Microsemi – FTD as of the first day of fiscal year 2013. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, acquisition-related expenses, restructuring and severance charges, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. Post-acquisition net sales and earnings on a standalone basis are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate Microsemi – FTD into existing operations, engineering groups, sales distribution networks and management structure. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Six Months Ended
	March 30, 2014	March 31, 2013
Net sales	$568,759	$585,431
Net income (loss)	$3,874	$(7,299)
Earnings (loss) per share
Basic	$0.04	$(0.08)
Diluted	$0.04	$(0.08)

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	March 30, 2014	September 29, 2013
Raw materials	$58,589	$36,436
Work in process	95,409	86,762
Finished goods	47,575	38,788
	$201,573	$161,986

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	March 30, 2014	September 29, 2013
Amortizable intangible assets
Completed technology	$203,870	$151,998
Customer relationships	170,618	162,556
Other	3,215	621
	$377,703	$315,175

Non-amortizable intangible assets
Goodwill	$850,887	$790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
Amortization expense	$90,496	$82,261	$79,781	$58,245	$23,256	$43,664

5.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	March 30, 2014	September 29, 2013
Payroll, bonus, accrued time off and other employee benefits	$31,912	$24,649
Outside services	14,274	10,258
Deferred revenue	9,135	5,077
Restructuring and severance	6,475	6,537
Warranties	5,238	2,809
Licenses	798	786
Income taxes	3,634	2,291
Commissions	3,573	2,799
Interest	948	1,276
Other	12,004	6,520
	$87,991	$63,002

6.	INCOME TAXES
For the quarter and six months ended March 30, 2014, we recorded income tax provisions of $5.3 million and $3.2 million, respectively. For the quarter and six months ended March 31, 2013 we recorded income tax provisions of $3.4 million and $6.3 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the six months ended March 30, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $2.7 million, that resulted from the preliminary deferred tax liabilities recorded with our acquisition of Microsemi – FTD.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service (“IRS”) is currently examining our income tax returns for fiscal years 2007 through 2012. As of March 30, 2014, the IRS has raised questions primarily related to transfer pricing. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are accurate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.

7.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada (“RBC”) which consists of a term loan facility and a $50.0 million revolving credit facility. As of March 30, 2014, we had $796.0 million in term loan borrowings and no revolving borrowings.
During the quarter ended March 30, 2014, we entered into Amendment No. 5 to our Amended and Restated Credit Agreement dated as of October 13, 2011 (as amended, the “Credit Agreement”) with RBC as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. The amendment provided for (i) new pricing term for certain of our term loans, (ii) certain modifications to the excess cash flow prepayment and restricted payment provisions, and (iii) an increase in the amount of incremental credit facilities that Microsemi can request to an aggregate amount not to exceed $300.0 million plus certain amounts based on the Company’s leverage ratio. In connection with the amendment, RBC replaced Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent and Morgan Stanley & Co. LLC as collateral agent under the Credit Agreement. We accounted for the amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $89.5 million that exited the syndicate. Accordingly, during the quarter ended March 30, 2014, we recorded debt extinguishment expense of $0.7 million. The amendment did not impact the net principal balance outstanding as amounts that exited the syndicate were replaced.
During the quarter ended December 29, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF committed to provide a $150.0 million incremental term loan under our term loan facility, which MSSF subsequently syndicated during the quarter. The incremental term loan was made available to (i) finance the acquisition of Symmetricom, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and expenses related to the merger. The covenants under the incremental term loan are consistent with those in our existing Credit Agreement. As described above, RBC is the current administrative and collateral agent.
The fair value of our term loans was approximately $796.0 million at March 30, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 30, 2014, the principal amount outstanding were Eurodollar Rate loans and interest rate information as of March 30, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$149,625	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of March 30, 2014, scheduled principal payments over the next year totaled $1.5 million, though due to prepayments of principal made subsequent to the end of the year, there are currently no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of March 30, 2014.
Interest Rate Swap Agreements
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement has a notional amount of $24.0 million, a fixed rate of 2.21% and expires on January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreement. Related to these interest rate swap agreements, we recorded a current liability of $0.2 million as of March 30, 2014. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.4 million in the first six months of 2014 and $0.7 million in the first six months of 2013.

8.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting Standards Codification 820 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values and includes the following classifications:
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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs is shown as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 29, 2013
Cash and cash equivalents	$256,433	$256,433	$—	$—
Pension plan assets	$5,558	$—	$—	$5,558
Interest rate swap liabilities	$643	$—	$643	$—

March 30, 2014
Cash and cash equivalents	$205,194	$205,194	$—	$—
Pension plan assets	$5,753	$—	$—	$5,753
Interest rate swap liabilities	$224	$—	$224	$—
Pension plan assets are insurance contracts with insurance payments guaranteed by the insurer and the security fund for insurance companies in Germany. There were no transfers of financial assets or liabilities between the classifications during the periods reported.

9.	SEGMENT INFORMATION
We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets that we serve include Aerospace, Communications, Defense & Security, and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.
Net sales by geographic area based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net Sales:
United States	$152,513	$134,486	$286,353	$255,214
Europe	42,459	31,735	78,559	72,164
Asia	85,939	64,051	165,245	145,716
Other	6,105	5,061	12,490	9,837
Total	$287,016	$235,333	$542,647	$482,931

Aerospace	$42,788	$44,185	$82,408	$92,409
Communications	99,993	64,383	196,887	141,121
Defense & Security	78,827	79,445	142,012	155,067
Industrial	65,408	47,320	121,340	94,334
Total	$287,016	$235,333	$542,647	$482,931
Non-current assets comprised of property and equipment, net, by geographic area are as follows (amounts in thousands):

	March 30, 2014	September 29, 2013
United States	$120,578	$100,736
Europe	11,966	12,558
Asia	13,971	10,209
Other	1,706	1,655
Total	$148,221	$125,158

10.	STOCK-BASED COMPENSATION
Stock Based Compensation
In February 2014, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the “2008 Plan”). The amendment a) increased the share limit by an additional 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is 33.3 million shares; and b) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as “performance-based awards” within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2019. The 2008 Plan's termination date of December 5, 2021 remained unchanged, as did the number of shares counted against the share limit for every one share issued in connection with a full-value award, which remained 2.41.
Except as described in this paragraph, shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2008 Plan that is a full-value award, as well as any shares exchanged by a participant or withheld by the Company or one of its subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended March 30, 2014, stock-based compensation expense was $11.5 million and $21.6 million, respectively. For the quarter and six months ended March 31, 2013, stock-based compensation expense was $10.2 million and $18.3 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Six Months Ended	Quantity	Weighted Average Fair Value per Award
March 31, 2013
Restricted shares	1,802	$20.24
Performance stock units	350	$21.62

March 30, 2014
Restricted shares	1,433	$24.64
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.	RESTRUCTURING AND SEVERANCE CHARGES
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

Facility Termination Costs
Balance at September 29, 2013	$4,507
Cash expenditures	(723)
Balance at March 30, 2014	$3,784

At September 29, 2013, we had recorded severance and restructuring accruals of $2.2 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance and restructuring activities totaling $12.4 million for the six months ended March 30, 2014, primarily related to activity following our acquisition of Microsemi – FTD. Provisions for severance in the six months ended March 30, 2014 covered approximately 175 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$379	$—	$2,205
Assumed from acquisition	799	1,885	—	2,684
Provisions	8,485	2,250	1,685	12,420
Cash expenditures	(7,743)	(610)	(1,685)	(10,038)
Other non-cash settlement	—	(525)	—	(525)
Balance at March 30, 2014	$3,367	$3,379	$—	$6,746

12.	COMMITMENTS AND CONTINGENCIES
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total project cost, up to the year 2020, would be approximately $5.3 million; accordingly, we recorded a one-time charge of $0.5 million for this project in 2003. There has not been any significant development since 2003.
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.7 million and $1.5 million at March 30, 2014 and September 29, 2013, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying condensed consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, in its entirety.
Unless the context otherwise requires, the “Company,” “Microsemi,” “we,” “our,” “ours” and “us” refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits, field programmable gate arrays (“FPGAs”), system on chip solutions (“SoCs”) and application-specific integrated circuits (“ASICs”); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency (“RF”) solutions; discrete components; security technologies and scalable anti-tamper products; Power-over-Ethernet integrated circuits (“ICs”) and midspans; as well as custom design capabilities and services.
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
Microsemi marketed a number of new products that were announced during the recent quarter, including:

•	new small form factor solutions for its mainstream, SERDES-based SmartFusion®2 SoC FPGAs and IGLOO®2 FPGAs;

•
the new release and certification of its Core1553BRT v4.0 and Core1553BRM v4.0 intellectual property cores, which provide the highest quality communication bus interface for military, commercial aviation and space applications;

•
its new FPGA-based Secure Boot Reference Design for embedded microprocessors using the advanced security features in its mainstream SmartFusion2 SoC FPGAs to securely boot any application processor in an embedded system, and ensuring that processor code can be trusted during execution;

•
an IdealPoE™ diode bridge, a dual pack of MOSFET-based full-bridge rectifiers, featuring low-RDS 0.16Ohm N-channel MOSFETS which allow for much higher overall efficiency and higher output power, particularly when used in powered devices for Power-over-Ethernet (PoE) and Power-over-HDBaseT (“PoH”) applications; and

•	the industry's only all-in-one outdoor PoE switch solution enabling powering of two devices, which enables remote monitoring and control of the devices' status, including remote reset.
Net sales, gross profit and gross margin were as follows (amounts in thousands):

	Quarter Ended				Six Months Ended
	March 30, 2014	March 31, 2013	Variance $	Variance %	March 30, 2014	March 31, 2013	Variance $	Variance %
Net sales	$287,016	$235,333	$51,683	22.0%	$542,647	$482,931	$59,716	12.4%
Gross profit	$148,639	$133,465	$15,174	11.4%	$286,947	$276,038	$10,909	4.0%
Gross margin	51.8%	56.7%	(4.9)%		52.9%	57.2%	(4.3)%
We recorded an increase in net sales between the quarters ended March 30, 2014 (“Q2 2014”) and March 31, 2013 (“Q2 2013”), and an increase in net sales between the six months ended March 30, 2014 (“2014 YTD”) and March 31, 2013 (“2013 YTD”) with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. (sometimes referred to herein as “Microsemi – FTD”). For 2014 YTD, we estimate that between 10% to 15% of net sales were derived from products acquired in the Microsemi – FTD transaction. We did not conclude any acquisitions in 2013. In 2014 YTD, we recorded $15.7 million in net sales, all amounts which have been collected, related to a government contract that was terminated by the government for convenience pursuant to the terms of the contract in the first quarter of 2014.
As discussed further in “Results of Operations”, we recorded decreases in our Aerospace and Defense & Security end markets in Q2 2014 as compared to Q2 2013, offset by increases in our Communications and Industrial end markets. On April 24, 2014, we announced that we expect our consolidated net sales for the third quarter of fiscal year 2014 of between $287 million and $293 million.
Gross margin decreased due to the effects of acquisition-related inventory charges totaling $10.6 million for Q2 2014 and $14.5 million in 2014 YTD from our acquisition of Microsemi – FTD, as well as changes in product mix as we generally realize higher gross margin on products used in aerospace and defense applications.
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

•
Communications – Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office to the enterprise and the home, and to a broad array of wired and wireless networked devices. Microsemi also pioneered the concept and development of PoE technology and offers ICs and system solutions (midspans) based on this increasingly popular power transmission solution.

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

Facility Termination Costs
Balance at September 29, 2013	$4,507
Cash expenditures	(723)
Balance at March 30, 2014	$3,784

At September 29, 2013, we had recorded severance and restructuring accruals of $2.2 million from reductions in force at our various facilities other than Scottsdale. We recorded additional provisions for severance and restructuring activities totaling $12.4 million for the six months ended March 30, 2014, primarily related to activity following our acquisition of Microsemi – FTD. Provisions for severance in the six months ended March 30, 2014 covered approximately 175 individuals in manufacturing, engineering and sales. Employee severance is expected to be paid within the next twelve months. Contract termination costs relate primarily to remaining obligations under facility leases and are expected to be paid through 2020. Other associated costs related primarily to relocation costs that we incurred for the consolidation of several facilities in Northern California. The following table reflects the related restructuring activities and the accrued liabilities in the consolidated balance sheets at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$379	$—	$2,205
Assumed from acquisition	799	1,885	—	2,684
Provisions	8,485	2,250	1,685	12,420
Cash expenditures	(7,743)	(610)	(1,685)	(10,038)
Other non-cash settlement	—	(525)	—	(525)
Balance at March 30, 2014	$3,367	$3,379	$—	$6,746
RESULTS OF OPERATIONS
Net sales increased $51.7 million or 22.0% to $287.0 million in Q2 2014 from $235.3 million in Q2 2013 and increased $59.7 million or 12.4% to $542.6 million for 2014 YTD from $482.9 million for 2013 YTD, with sales in each of our end markets benefiting from our acquisition of Microsemi – FTD. For 2014 YTD, we estimate that between 10% to 15% of net sales were derived from products acquired with Microsemi – FTD. In 2014 YTD, we recorded $15.7 million in net sales, all amounts which have been collected, related to a government contract that was terminated by the government for convenience pursuant to the terms of the contract in the first quarter of 2014.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Aerospace	$42,788	$44,185	$82,408	$92,409
Communications	99,993	64,383	196,887	141,121
Defense & Security	78,827	79,445	142,012	155,067
Industrial	65,408	47,320	121,340	94,334
Total	$287,016	$235,333	$542,647	$482,931

Net sales in the Aerospace end market decreased $1.4 million to $42.8 million in Q2 2014 from $44.2 million in Q2 2013 and decreased $10.0 million to $82.4 million for 2014 YTD from $92.4 million for 2013 YTD. While we believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380, net sales were impacted by irregular order rates that we attribute to original equipment manufacturers (“OEMs”) and subcontractors filling their channels to prepare for production and then slowing orders as manufacturing begins. Going forward, we expect that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. For the next quarter, we expect that sales in this end market will remain stable based on our current backlog and shipments made to date, although the mix of satellite products is expected to soften in the upcoming quarter.
Net sales in the Communications end market increased $35.6 million to $100.0 million in Q2 2014 from $64.4 million in Q2 2013 and increased $55.8 million to $196.9 million for 2014 YTD from $141.1 million for 2013 YTD. The end market benefited from contributions from our acquisition of Microsemi – FTD, increased contributions of voice circuit and timing and synchronization products, higher PoE sales and amounts recognized from the termination of a contract by the government in the first quarter of 2014. For the third quarter, we expect sales in this end market to grow with continued strength from our timing and synchronization products. With the integration of Microsemi – FTD's products, we believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share.
Net sales in the Defense & Security end market decreased $0.6 million to $78.8 million in Q2 2014 from $79.4 million in Q2 2013 and decreased $13.1 million to $142.0 million for 2014 YTD from $155.1 million for 2013 YTD. While sales increased sequentially between Q2 2014 and the first quarter of 2014, this end market was impacted by rescheduling of orders and industry weakness surrounding the government shutdown during the first quarter of 2014. For the next quarter, while we believe net sales in this end market will grow based on current bookings, customer order activity on programs that had previously been delayed, shippable backlog and the increase in visibility as a function of having a federal budget in place, we recognize that this market is still impacted by the lingering effects of sequestration.
Net sales in the Industrial end market increased $18.1 million to $65.4 million in Q2 2014 from $47.3 million in Q2 2013 and increased $27.0 million to $121.3 million for 2014 YTD from $94.3 million for 2013 YTD. This end market benefited from increased shipments of ultra-low power radios in medical applications, as well as broad based strength for our power products in the plasma, semicapital equipment and solar markets. For the third quarter, we believe that net sales in this end market will grow due to future contributions from our chip scale atomic clocks that serve energy exploration applications, ultra-low power RF products, several emerging market opportunities, and our current backlog.
Net sales by geographic area based on a customer's ship-to location were as follows (amounts in thousands):

	Quarter Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
United States	$152,513	$134,486	$286,353	$255,214
Europe	42,459	31,735	78,559	72,164
Asia	85,939	64,051	165,245	145,716
Other	6,105	5,061	12,490	9,837
Total	$287,016	$235,333	$542,647	$482,931

Gross profit increased $15.2 million to $148.6 million (51.8% of net sales) for Q2 2014 from $133.5 million (56.7% of net sales) for Q2 2013 and increased $10.9 million to $286.9 million (52.9% of net sales) for 2014 YTD from $276.0 million (57.2% of net sales) for 2013 YTD. Gross margin decreased due to the effects of acquisition-related inventory charges totaling $10.6 million for Q2 2014 and $14.5 million in 2014 YTD from our acquisition of Microsemi – FTD, as well as changes in product mix as we generally realize higher gross margin on products used in aerospace and defense applications.
Selling, general and administrative (“SG&A”) expenses increased $10.6 million to $63.0 million for Q2 2014 from $52.3 million in Q2 2013 and increased $16.7 million to $120.4 million for 2014 YTD from $103.7 million for 2013 YTD. The increase was due to the effects of our acquisition of Microsemi – FTD, including acquisition-related costs of $0.4 million in Q2 2014 and $2.2 million in 2014 YTD, higher stock-based compensation expense and higher selling expense related to our increase in net sales.
Research and development expense increased $7.3 million to $49.3 million for Q2 2014 from $42.0 million for Q2 2013 and increased $8.3 million to $93.4 million for 2014 YTD from $85.1 million for 2013 YTD, primarily due to the effects of our acquisition of Microsemi – FTD. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (“SiGe”) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (“GaN”) and silicon carbide (“SiC”) power management and RF solutions.

Amortization of intangible assets increased $3.2 million to $24.3 million for Q2 2014 from $21.1 million for Q2 2013 and increased $3.5 million to $46.3 million for 2014 YTD from $42.8 million for 2013 YTD. The increase was primarily due to the amortization of acquired intangibles related to our acquisition of Microsemi – FTD, offset by intangible assets that reached their amortizable lives. These amounts include amortization related to acquired completed technology of $22.2 million for 2014 YTD and $19.5 million for 2013 YTD.
Restructuring charges amounted to $4.8 million for Q2 2014 compared to $6.3 million for Q2 2013 and $12.4 million for 2014 YTD compared to $7.1 million for 2013 YTD. The variances relate to the timing and announcement of restructuring activities, with the year to date increase primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD.
For Q2 2014 and 2014 YTD, we recorded income tax provisions of $5.3 million and $3.2 million, respectively. For Q2 2013 and 2013 YTD, we recorded income tax provisions of $3.4 million and $6.3 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the six months ended March 30, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $2.7 million, that resulted from the preliminary allocation of consideration from of our acquisition of Microsemi – FTD.
CAPITAL RESOURCES AND LIQUIDITY
We had $205.2 million and $256.4 million in cash and cash equivalents at March 30, 2014 and September 29, 2013, respectively. During 2014 YTD and 2013 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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
Net cash provided by operating activities increased $32.7 million to $92.7 million for 2014 YTD from $60.0 million for 2013 YTD. A summary of net cash provided by operating activities for 2014 YTD and 2013 YTD is as follows (amounts in thousands):

	Six Months Ended
	March 30, 2014	March 31, 2013
Net income (loss)	$(5,381)	$11,309
Depreciation and amortization	62,432	57,385
Provision for doubtful accounts	143	(148)
Amortization of deferred financing cost	335	596
Loss on disposition or impairment of assets	519	—
Deferred income taxes	699	2,347
Stock-based compensation	21,441	18,278
Net change in working capital accounts	10,498	(29,194)
Net change in other long term assets and liabilities	2,057	(524)
Net cash provided by operating activities	$92,743	$60,049

Accounts receivable increased $31.7 million to $193.8 million at March 30, 2014 from $162.1 million at September 29, 2013. Inventories increased $39.6 million to $201.6 million at March 30, 2014 from $162.0 million at September 29, 2013. These increases were due primarily to our acquisition of Microsemi – FTD.

Current liabilities increased $36.8 million to $170.0 million at March 30, 2014 from $133.2 million at September 29, 2013. The increase was primarily due to the acquisition of Microsemi – FTD and an increase in deferred revenue related to contracts accounted for under the percentage of completion method.
Net cash used in investing activities was $268.8 million for 2014 YTD compared to $17.6 million for 2013 YTD. Net cash used in investing activities for 2014 YTD was $20.9 million in purchases of property and equipment, net cash consideration of $287.4 million for the acquisition of Microsemi FTD, offset by $39.4 million for the proceeds from the sales of short term investments. Net cash used in investing activities for 2013 YTD consisted of $17.6 million in purchases of property and equipment.
Net cash (used in) provided by financing activities was $124.8 million for 2014 YTD compared to $(39.9) million for 2013 YTD. Net cash provided by financing activities in 2014 YTD consisted of borrowings under our Credit Agreement (as defined below) of $289.5 million offset by $89.5 million related to the extinguishment of debt recorded in conjunction with Amendment No. 5 to our Credit Agreement. In addition, for 2014 YTD, we recorded $6.3 million in net proceeds from stock awards offset by repayments totaling $80.0 million on our credit facility and $1.5 million in credit facility issuance costs. Net cash used in financing activities in 2013 YTD primarily consisted borrowings under our Credit Agreement of $277.5 million offset by $277.5 million related to an extinguishment of debt. In addition, for 2013 YTD, we recorded $10.7 million in net proceeds from stock awards, principal repayment of $50.0 million on our credit facility and $0.6 million in credit facility refinancing costs. The debt extinguishments referenced above did not affect did not impact the net principal balance outstanding.
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada (“RBC”) which consists of a term loan facility and a $50.0 million revolving credit facility. As of March 30, 2014, we had $796.0 million in term loan borrowings and no revolving borrowings. Subsequent to March 30, 2014, we completed optional principal prepayments on the incremental term loan totaling $70.0 million resulting in an aggregate term loan balance of $726.0 million.
During the quarter ended March 30, 2014, we entered into Amendment No. 5 to our Amended and Restated Credit Agreement dated as of October 13, 2011 (as amended, the “Credit Agreement”) with RBC as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. The amendment provided for (i) new pricing term for certain of our term loans, (ii) certain modifications to the excess cash flow prepayment and restricted payment provisions, and (iii) an increase in the amount of incremental credit facilities that Microsemi can request to an aggregate amount not to exceed $300.0 million plus certain amounts based on the Company’s leverage ratio. In connection with the amendment, RBC replaced Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent and Morgan Stanley & Co. LLC as collateral agent under the Credit Agreement. We accounted for the amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the amounts that exited the syndicate. Accordingly, we recorded debt extinguishment expense of $0.7 million during the quarter ended March 30, 2014. The amendment did not impact the net principal balance outstanding.
During the quarter ended December 29, 2013, we entered into a commitment letter with MSSF pursuant to which MSSF committed to provide a $150.0 million incremental term loan under our term loan facility, which MSSF subsequently syndicated during the quarter. The incremental term loan was made available to (i) finance the acquisition of Symmetricom, (ii) repay any existing indebtedness of Symmetricom following the consummation of the merger, and (iii) pay fees and expenses related to the merger. The covenants under the incremental term loan are consistent with those in our existing Credit Agreement. As described above, RBC is the current administrative and collateral agent.
The fair value of our term loans were approximately $796.0 million at March 30, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 30, 2014, the principal amount outstanding were Eurodollar Rate loans and interest rate information as of March 30, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$149,625	3.25%	1.75%	2.75%	0.75%	3.50%

Our term loan facility matures in February 2020 and as of March 30, 2014, scheduled principal payments over the next year totaled $1.5 million, though due to prepayments of principal made subsequent to the end of the year, there are currently no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of March 30, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended September 29, 2013.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-04 which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In July 2013, the FASB issued ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will not impact our consolidated financial position, results of operations or cash flows.
In April 2014, the FASB issued ASU No. 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

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
We are potentially subject to concentrations of credit risks consisting principally of trade accounts receivable. Concentrations of credit risks exist because we rely on a significant portion of customers whose principal sales are to the U.S. government or to subcontractors whose material sales are to the U.S. government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. government may be subject to termination at the convenience of the U.S. government or to price renegotiations under the Renegotiation Act. For example, in Q1 2014 the U.S. government terminated for convenience a $75 million contract, for which we have received $25 million to date. We have never experienced a material loss due to termination of a U.S. government contract. We have never had to renegotiate our price under any government contract.
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 30, 2014, the principal amount outstanding were Eurodollar Rate loans and interest rate information as of March 30, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$149,625	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of March 30, 2014, scheduled principal payments over the next year totaled $1.5 million, though due to prepayments of principal made subsequent to the end of the year, there are currently no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Subsequent to the end of the quarter, we completed optional principal prepayments on the incremental term loan totaling $70.0 million resulting in an aggregate term loan balance of $726.0 million. A 1.00% change in interest rates would result in an annual change of $7.3 million in interest expense.
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement has a notional amount of $24.0 million, a fixed rate of 2.21% and expires on January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreement.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In the first quarter of 2014, the U.S. government terminated for convenience a $75 million contract, for which we have received $25 million to date. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the shutdown of non-essential U.S. government services in October 2013 and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
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
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 27% of total net sales in 2014 YTD. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of fiscal year 2013, approximately 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.

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
The market price of our stock has fluctuated widely. Between October 1, 2012 and March 30, 2014, the market sale price of our common stock ranged between a low of $17.12 and a high of $26.72. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

10.1
Amendment No. 5 to Credit Agreement, dated as of March 18, 2014, by and among Microsemi Corporation, Royal Bank of Canada, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-08866) as filed with the Commission on March 24, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended March 30,2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report

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
 Dated: April 29, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 5 to Credit Agreement, dated as of March 18, 2014, by and among Microsemi Corporation, Royal Bank of Canada, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-08866) as filed with the Commission on March 24, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2014††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended March 30,2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report