Form 10-Q
period 2014-06-29
MICROSEMI CORP
filed 2014-07-30
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 29, 2014
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

The number of outstanding shares of Common Stock on July 22, 2014 was 95,392,743.

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
The unaudited condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended June 29, 2014 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as “Microsemi,” “the Company,” “we,” “our,” “ours” or “us”), the unaudited condensed consolidated statements of cash flows for the nine months ended June 29, 2014, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of June 29, 2014 and September 29, 2013, are included herein.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, amounts in thousands, except par value)

	June 29, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$183,346	$256,433
Accounts receivable, net of allowances of $23,496 at June 29, 2014 and $17,767 at September 29, 2013	184,222	162,103
Inventories	196,692	161,986
Deferred income taxes, net	24,056	15,904
Other current assets	38,346	26,204
Total current assets	626,662	622,630
Property and equipment, net	144,899	125,158
Goodwill	852,633	790,236
Intangible assets, net	354,281	315,175
Deferred income taxes, net	30,307	30,203
Other assets	32,593	29,253
TOTAL ASSETS	$2,041,375	$1,912,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,438	$69,623
Accrued liabilities	90,541	63,002
Current maturity of long-term liabilities	192	607
Total current liabilities	163,171	133,232
Credit facility	726,026	676,000
Deferred income taxes	37,138	26,996
Other long-term liabilities	48,396	44,369
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 95,282 issued and outstanding at June 29, 2014 and 93,840 issued and outstanding at September 29, 2013	19,056	18,768
Capital in excess of par value of common stock	781,900	737,896
Retained earnings	265,768	275,442
Accumulated other comprehensive loss	(80)	(48)
Total stockholders’ equity	1,066,644	1,032,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,041,375	$1,912,655

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$292,301	$242,630	$834,948	$725,561
Cost of sales	138,711	104,318	394,411	311,211
Gross profit	153,590	138,312	440,537	414,350
Operating expenses:
Selling, general and administrative	61,141	48,845	181,513	152,514
Research and development costs	48,044	42,192	141,452	127,324
Amortization of intangible assets	23,422	21,045	69,694	63,865
Restructuring and severance charges	14,653	981	27,073	8,092
Total operating expenses	147,260	113,063	419,732	351,795
Operating income	6,330	25,249	20,805	62,555
Other expenses:
Interest (expense), net	(6,459)	(7,203)	(21,656)	(23,308)
Other income (expense), net	(627)	188	(2,132)	(3,361)
Total other (expense)	(7,086)	(7,015)	(23,788)	(26,669)
Income (loss) before income taxes	(756)	18,234	(2,983)	35,886
Provision (benefit) for income taxes	3,537	(45)	6,690	6,298
Net income (loss)	$(4,293)	$18,279	$(9,673)	$29,588
Earnings (loss) per share:
Basic	$(0.05)	$0.20	$(0.10)	$0.33
Diluted	$(0.05)	$0.20	$(0.10)	$0.33
Weighted-average common shares outstanding:
Basic	93,095	89,809	92,664	89,235
Diluted	93,095	91,682	92,664	90,810

Net income (loss)	$(4,293)	$18,279	$(9,673)	$29,588
Other comprehensive income (loss), net of tax:
Translation adjustment	(346)	186	100	451
Unrealized actuarial loss on pension benefits	(44)	(43)	(132)	(129)
Other comprehensive income (loss), net of tax	(390)	143	(32)	322

Total comprehensive income (loss)	$(4,683)	$18,422	$(9,705)	$29,910

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, amounts in thousands)

	Nine Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(9,673)	$29,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,935	85,425
Provision for doubtful accounts	17	(213)
Amortization of deferred financing cost	591	755
Loss on disposition or impairment of assets	7,693	—
Deferred income taxes	3,330	1,962
Charge for stock based compensation	32,781	25,409
Effect of credit facility issuance and refinancing costs	526	2,615
Change in assets and liabilities (net of acquisition):
Accounts receivable	9,186	2,180
Inventories	12,830	(7,509)
Other current assets	3,919	(447)
Other assets	(2,337)	3,398
Accounts payable	(3,987)	(17,682)
Accrued liabilities	(1,722)	(9,283)
Other long-term liabilities	19	(3,581)
Net cash provided by operating activities	147,108	112,617
Cash flows from investing activities:
Purchases of property and equipment	(28,864)	(31,128)
Proceeds from the sale of short term investments	40,328	—
Payments for acquisitions, net of cash acquired	(287,702)	—
Net cash used in investing activities	(276,238)	(31,128)
Cash flows from financing activities:
Proceeds from credit facility	289,462	277,539
Repayments of credit facility	(150,000)	(76,975)
Payments of credit facility issuance costs	(1,521)	(623)
Extinguishment of debt	(89,462)	(277,539)
Settlement to terminate capital lease	(3,000)	—
Net proceeds from stock awards	10,564	12,719
Net cash (used in) provided by financing activities	56,043	(64,879)
Net increase (decrease) in cash and cash equivalents	(73,087)	16,610
Cash and cash equivalents at beginning of period	256,433	204,335
Cash and cash equivalents at end of period	$183,346	$220,945

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRESENTATION OF FINANCIAL INFORMATION
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

	Quarter Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic
Net income (loss)	$(4,293)	$18,279	$(9,673)	$29,588
Weighted-average common shares outstanding	93,095	89,809	92,664	89,235
Basic earnings (loss) per share	$(0.05)	$0.20	$(0.10)	$0.33

Diluted
Net income (loss)	$(4,293)	$18,279	$(9,673)	$29,588
Weighted-average common shares outstanding for basic	93,095	89,809	92,664	89,235
Dilutive effect of stock awards	—	1,873	—	1,575
Weighted-average common shares outstanding on a diluted basis	93,095	91,682	92,664	90,810
Diluted earnings (loss) per share	$(0.05)	$0.20	$(0.10)	$0.33

For the quarter and nine months ended June 29, 2014, all stock awards were excluded as we reported net losses in these periods. For the quarter and nine months ended June 30, 2013, we excluded 3.6 million and 4.0 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The guidance in the update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-04, the objective of which is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In July 2013, the FASB issued ASU 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will not impact our consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12 which provides guidance on how to account for shared-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     ACQUISITION
On November 26, 2013, we, through a wholly owned subsidiary, acquired all the outstanding shares of Symmetricom, Inc. (“Symmetricom” or “Microsemi – FTD”) for cash consideration of $312.7 million. During the nine months ended June 29, 2014, we incurred $2.4 million in costs related to this acquisition that we recorded in selling, general and administrative expense. We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services.
We preliminarily allocated the total estimated consideration to Symmetricom's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining amount to goodwill. The preliminary allocation is as follows (amounts in thousands):

Cash and cash equivalents	$26,337
Accounts receivable	31,322
Inventories	47,536
Other current assets	57,405
Property and equipment	18,857
Other assets	4,826
Identifiable intangible assets	108,800
Goodwill	62,397
Current liabilities	(38,393)
Deferred income taxes	(2,729)
Other non-current liabilities	(3,619)
Total estimated consideration	$312,739
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the Symmetricom acquisition are not deductible.

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
Supplemental pro forma data
The following supplemental pro forma data summarizes the results of operations for the nine months ended June 29, 2014 and June 30, 2013, as if we completed our acquisition of Microsemi – FTD as of the first day of fiscal year 2013. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, acquisition-related expenses, restructuring and severance charges, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. Post-acquisition net sales and earnings on a standalone basis are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate Microsemi – FTD into existing operations, engineering groups, sales distribution networks and management structure. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Nine Months Ended
	June 29, 2014	June 30, 2013
Net sales	$861,060	$880,160
Net income	$1,055	$6,726
Earnings per share
Basic	$0.01	$0.08
Diluted	$0.01	$0.07

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	June 29, 2014	September 29, 2013
Raw materials	$54,159	$36,436
Work in process	94,198	86,762
Finished goods	48,335	38,788
	$196,692	$161,986
We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect will generate greater returns. During the third quarter of 2014, our evaluation led us to selectively exit product offerings that we believe will continue to lag our overall profitability goals. This resulted in inventory charges of $7.9 million. We believe that for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	June 29, 2014	September 29, 2013
Amortizable intangible assets
Completed technology	$192,895	$151,998
Customer relationships	159,295	162,556
Other	2,091	621
	$354,281	$315,175

Non-amortizable intangible assets
Goodwill	$852,633	$790,236

Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
Amortization expense	$88,090	$81,534	$78,754	$47,016	$18,153	$40,734

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	June 29, 2014	September 29, 2013
Payroll, bonus, accrued time off and other employee benefits	$36,128	$24,649
Outside services	12,755	10,258
Deferred revenue	9,602	5,077
Restructuring and severance	9,361	8,587
Warranties	5,570	2,809
Licenses	917	786
Income taxes	3,163	2,291
Commissions	3,417	2,799
Interest	—	1,276
Other	9,628	4,470
	$90,541	$63,002

6.	INCOME TAXES
For the quarter and nine months ended June 29, 2014, we recorded income tax provisions of $3.5 million and $6.7 million, respectively. For the quarter and nine months ended June 30, 2013 we recorded an income tax benefit of $0.0 million and an income tax provision of $6.3 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35 percent primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the nine months ended June 29, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $2.7 million, that resulted from the preliminary deferred tax liabilities recorded with our acquisition of Microsemi – FTD.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. We believe adequate provisions have been made for any adjustments that may result from tax examinations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $0.3 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service (“IRS”) is currently examining our income tax returns for fiscal years 2007 through 2012. As of June 29, 2014, the IRS has raised questions primarily related to transfer pricing. Management believes that our position is appropriate. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are accurate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.

7.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada (“RBC”) which consists of a term loan facility and a $50.0 million revolving credit facility. As of June 29, 2014, we had $726.0 million in term loan borrowings and no revolving borrowings.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The fair value of our term loans was approximately $722.8 million at June 29, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 29, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 29, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$79,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of June 29, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of June 29, 2014.
Interest Rate Swap Agreements
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement has a notional amount of $24.0 million, a fixed rate of 2.21% and expires on January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreement. Related to these interest rate swap agreements, we recorded a current liability of $0.2 million as of June 29, 2014. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.5 million in the first nine months of 2014 and $1.0 million in the first nine months of 2013.

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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 29, 2013
Cash and cash equivalents	$256,433	$256,433	$—	$—
Pension plan assets	$5,558	$—	$—	$5,558
Interest rate swap liabilities	$643	$—	$643	$—

June 29, 2014
Cash and cash equivalents	$183,346	$183,346	$—	$—
Investment in marketable securities	$4,739	$4,739	$—	$—
Pension plan assets	$5,756	$—	$—	$5,756
Interest rate swap liabilities	$151	$—	$151	$—
Pension plan assets are insurance contracts with insurance payments guaranteed by the insurer and the security fund for insurance companies in Germany. There were no transfers of financial assets or liabilities between the classifications during the periods reported.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Net sales by geographic area based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
United States	$155,475	$124,411	$439,477	$379,625
Europe	42,461	34,445	121,021	106,609
Asia	85,767	75,900	251,012	221,616
Other	8,598	7,874	23,438	17,711
Total	$292,301	$242,630	$834,948	$725,561

Aerospace	$43,399	$45,075	$125,807	$137,484
Communications	100,181	67,769	297,068	208,890
Defense & Security	79,947	76,302	221,959	231,369
Industrial	68,774	53,484	190,114	147,818
Total	$292,301	$242,630	$834,948	$725,561
Non-current assets comprised of property and equipment, net, by geographic area are as follows (amounts in thousands):

	June 29, 2014	September 29, 2013
United States	$115,617	$100,736
Europe	11,755	12,558
Asia	15,759	10,209
Other	1,768	1,655
Total	$144,899	$125,158

10.	STOCK-BASED COMPENSATION
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
Except as described in this paragraph, shares that are subject to or underlie awards which expire or for any reason, are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2008 Plan that is a full-value award, as well as any shares exchanged by a participant or withheld by the Company or one of its subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan.
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and nine months ended June 29, 2014, stock-based compensation expense was $11.3 million and $32.8 million, respectively. For the quarter and nine months ended June 30, 2013, stock-based compensation expense was $7.1 million and $25.4 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Nine Months Ended	Quantity	Weighted-Average Fair Value per Award
June 30, 2013
Restricted shares	1,826	$20.25
Performance stock units	350	$21.62

June 29, 2014
Restricted shares	1,474	$24.62
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Stock Options
We assumed unvested stock options related to our acquisition of Microsemi – FTD with a weighted-average exercise price of $20.08 per stock option. We derived a weighted average fair value per stock option using the Black-Scholes option pricing model.

11.	RESTRUCTURING AND SEVERANCE CHARGES
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$6,936	$—	$8,762
Assumed from acquisition	799	1,885	—	2,684
Provisions	12,142	10,874	6,688	29,704
Reversal of prior provision	—	(2,631)	—	(2,631)
Cash expenditures	(11,812)	(5,343)	(2,025)	(19,180)
Other non-cash settlement	—	(578)	(4,607)	(5,185)
Balance at June 29, 2014	$2,955	$11,143	$56	$14,154
We recorded provisions for employee severance of $12.1 million for the nine months ended June 29, 2014, which covered approximately 300 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $10.9 million for the nine months ended June 29, 2014, of which $7.9 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited and $3.0 million was recorded for lease termination costs. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $2.6 million reversal of prior provision related to a lease termination agreement executed during quarter ended June 29, 2014 for a manufacturing facility in Scottsdale, Arizona. We recorded provisions for this facility when it ceased production activities during the quarter ended April 3, 2011.
We recorded provisions for other associated costs for restructuring of $6.7 million for the nine months ended June 29, 2014. Facility and equipment impairments accounted for $3.1 million, costs incurred to close facilities and relocate operations accounted for $2.1 million and $1.5 million related to the sale of a property that was previously used primarily as a manufacturing facility.

12.	COMMITMENTS AND CONTINGENCIES
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.8 million and $1.5 million at June 29, 2014 and September 29, 2013, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, intellectual property matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the accompanying condensed consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, in their entirety.
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
Summary of Financial Results

Net sales, gross profit and gross margin were as follows (amounts in thousands):

	Quarter Ended				Nine Months Ended
	June 29, 2014	June 30, 2013	Variance $	Variance %	June 29, 2014	June 30, 2013	Variance $	Variance %
Net sales	$292,301	$242,630	$49,671	20.5%	$834,948	$725,561	$109,387	15.1%
Gross profit	$153,590	$138,312	$15,278	11.0%	$440,537	$414,350	$26,187	6.3%
Gross margin	52.5%	57.0%	(4.5)%		52.8%	57.1%	(4.3)%
We recorded an increase in net sales between the quarters ended June 29, 2014 (“Q3 2014”) and June 30, 2013 (“Q3 2013”), and an increase in net sales between the nine months ended June 29, 2014 (“2014 YTD”) and June 30, 2013 (“2013 YTD”) with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. (sometimes referred to herein as “Microsemi – FTD”). For 2014 YTD, we estimate that between 10% and 15% of net sales were derived from products acquired in the Microsemi – FTD transaction. We did not conclude any acquisitions in fiscal year 2013. In 2014 YTD, we recorded $15.7 million in net sales, all amounts which have been collected, related to a government contract that was terminated by the government for convenience pursuant to the terms of the contract in the first quarter of 2014.
As discussed further in “Results of Operations”, we recorded net sales increases in our Communications, Defense & Security and Industrial end markets in Q3 2014 as compared to Q3 2013, offset by a decrease in our Aerospace end market. Comparing 2014 YTD to 2013 YTD, we recorded net sales increases in our Communications and Industrial end markets, offset by decreases in our Aerospace and Defense & Security end markets. On July 24, 2014, we announced that we expect our consolidated net sales for the fourth quarter of fiscal year 2014 to be between $299 million and $305 million.
Gross profit increased $15.3 million to $153.6 million (52.5% of net sales) for Q3 2014 from $138.3 million (57.0% of net sales) for Q3 2013 and increased $26.2 million to $440.5 million (52.8% of net sales) for 2014 YTD from $414.4 million (57.1% of net sales) for 2013 YTD. During Q3 2014, we recorded $7.9 million in inventory write-offs from restructuring activities, as discussed further in "Results of Operations". We also recorded acquisition-related inventory charges totaling $2.2 million for Q3 2014 and $16.7 million in 2014 YTD from our acquisition of Microsemi – FTD.
As discussed further in “Results of Operations”, during 2014 YTD, we recorded provisions for employee severance of $12.1 million, net provisions for contract termination costs of $8.2 million and provisions for other associated costs for restructuring of $6.7 million.
For Q3 2014 and 2014 YTD, we recorded income tax provisions of $3.5 million and $6.7 million, respectively. For Q3 2013 and 2013 YTD, we recorded an income tax benefit of $0.0 million and an income tax provision of $6.3 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the nine months ended June 29, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit from the release of valuation allowance of approximately $2.7 million, that resulted from the preliminary allocation of consideration from of our acquisition of Microsemi – FTD.
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

•
Communications – Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office to the enterprise and the home, and to a broad array of wired and wireless networked devices. Microsemi boasts the largest and most complete timing product offering, as well as the industry's only end to end timing product portfolio. Microsemi also pioneered the concept and development of PoE technology and offers ICs and system solutions (midspans) based on this increasingly popular power transmission solution.

•
Defense & Security – Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, next-generation body scanners, and radio and guidance systems.

•
Industrial – Microsemi delivers secure and highly reliable solutions for applications including industrial controls, machine-to-machine (M2M) communications, energy exploration and drilling, semiconductor capital equipment and alternative energy platforms. Microsemi is also a leading supplier of ultra-low power wireless solutions used in medical devices including implantable defibrillators and pacemakers, MRI machines, and portable medical equipment.

Recent Product Introductions
Microsemi marketed a number of new products that were announced during the recent quarter, including:

•	full military temperature support for the company’s SmartFusion2™ SoC FPGA and IGLOO2™ FPGA product portfolio for defense and aerospace markets;

•
WhiteboxSSL™, a cryptography key management plugin and drop-in replacement for OpenSSL which enables significantly stronger protection against memory attacks such as the one experienced in the highly-publicized Heartbleed attack;

•
the industry’s only commercially-available low noise chip scale atomic clock (LN CSAC), which enhances the low size, weight, and power (SWaP) of Microsemi's existing CSAC by adding low phase noise performance;

•
a new silicon carbide (SiC) MOSFET product family with new 1200 volt (V) solutions, designed for high-power industrial applications where efficiency is critical such as solutions for solar inverters, electric vehicles, welding and medical devices; and

•
a new line of monolithic microwave integrated circuit (MMIC) devices comprised of 16 products spanning DC-40GHz and includes wideband amplifier, low noise amplifier and switch products designed for the defense, communications, instrumentation and aerospace markets.

RESULTS OF OPERATIONS
Net sales increased $49.7 million or 20.5% to $292.3 million in Q3 2014 from $242.6 million in Q3 2013 and increased $109.4 million or 15.1% to $834.9 million for 2014 YTD from $725.6 million for 2013 YTD, with sales in each of our end markets benefiting from our acquisition of Microsemi – FTD. For 2014 YTD, we estimate that between 10% to 15% of net sales were derived from products acquired with Microsemi – FTD. In 2014 YTD, we recorded $15.7 million in net sales, all amounts which have been collected, related to a government contract that was terminated by the government for convenience pursuant to the terms of the contract in the first quarter of 2014.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Aerospace	$43,399	$45,075	$125,807	$137,484
Communications	100,181	67,769	297,068	208,890
Defense & Security	79,947	76,302	221,959	231,369
Industrial	68,774	53,484	190,114	147,818
Total	$292,301	$242,630	$834,948	$725,561

Net sales in the Aerospace end market decreased $1.7 million to $43.4 million in Q3 2014 from $45.1 million in Q3 2013 and decreased $11.7 million to $125.8 million for 2014 YTD from $137.5 million for 2013 YTD. While we believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380, net sales were impacted by irregular order rates and a softening satellite market. Going forward, we expect that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market and we noted increasing orders for satellite product, which due to long cycle times, will mostly be shipped in the December quarter and beyond. We are optimistic about the long term fundamentals of our Aerospace end market. In the near term, we expect that sales in this end market will remain stable based on our current backlog and shipments made to date, although the mix of satellite products is expected to soften in the upcoming quarter due to extended cycle times.
Net sales in the Communications end market increased $32.4 million to $100.2 million in Q3 2014 from $67.8 million in Q3 2013 and increased $88.2 million to $297.1 million for 2014 YTD from $208.9 million for 2013 YTD. This end market benefited from contributions from our acquisition of Microsemi – FTD, increased contributions of voice circuit, timing and synchronization products, higher sales of LTE and gateway applications and amounts recognized from the termination of a contract by the government in the first quarter of 2014. We expect long term growth in this end market, driven by continued strength from our timing and synchronization products, gateway and enterprise communications applications. With the integration of Microsemi – FTD's products, we believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share.

Net sales in the Defense & Security end market increased $3.6 million to $79.9 million in Q3 2014 from $76.3 million in Q3 2013 and decreased $9.4 million to $222.0 million for 2014 YTD from $231.4 million for 2013 YTD. While sales increased sequentially, this end market was impacted by rescheduling of orders and industry weakness surrounding the government shutdown during the first quarter of 2014. For the next quarter, we note a stronger environment with an improving defense budget, growing foreign military sales and normalization of channel inventories. While we believe that net sales in this end market will grow, we recognize that this market is still impacted by the lingering effects of sequestration.
Net sales in the Industrial end market increased $15.3 million to $68.8 million in Q3 2014 from $53.5 million in Q3 2013 and increased $42.3 million to $190.1 million for 2014 YTD from $147.8 million for 2013 YTD. This end market benefited from increased shipments of ultra-low power radios in medical applications, as well as broad based strength for our power products in the plasma and semiconductor capital equipment markets. In the near term, we believe that net sales in this end market will grow against the backdrop of an improving macroeconomic recovery. We expect growth contributions from our chip scale atomic clocks that serve energy exploration applications, ultra-low power RF products, several emerging market opportunities, and our current backlog.
Net sales by geographic area based on a customer's ship-to location were as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
United States	$155,475	$124,411	$439,477	$379,625
Europe	42,461	34,445	121,021	106,609
Asia	85,767	75,900	251,012	221,616
Other	8,598	7,874	23,438	17,711
Total	$292,301	$242,630	$834,948	$725,561

Gross profit increased $15.3 million to $153.6 million (52.5% of net sales) for Q3 2014 from $138.3 million (57.0% of net sales) for Q3 2013 and increased $26.2 million to $440.5 million (52.8% of net sales) for 2014 YTD from $414.4 million (57.1% of net sales) for 2013 YTD. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns. During Q3 2014, our evaluation led us to selectively exit product offerings that we believe will continue to lag our overall profitability goals. This resulted in inventory charges of $7.9 million. We believe that for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance. We also recorded acquisition-related inventory charges totaling $2.2 million for Q3 2014 and $16.7 million in 2014 YTD from our acquisition of Microsemi – FTD.
Selling, general and administrative (“SG&A”) expenses increased $12.3 million to $61.1 million for Q3 2014 from $48.8 million in Q3 2013 and increased $29.0 million to $181.5 million for 2014 YTD from $152.5 million for 2013 YTD. The increase was due to the effects of our acquisition of Microsemi – FTD, including acquisition-related costs of $0.3 million in Q3 2014 and $2.4 million in 2014 YTD, higher stock-based compensation expense and higher selling expense related to our increase in net sales.
Research and development expense increased $5.9 million to $48.0 million for Q3 2014 from $42.2 million for Q3 2013 and increased $14.1 million to $141.5 million for 2014 YTD from $127.3 million for 2013 YTD, primarily due to the effects of our acquisition of Microsemi – FTD. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our 65nm process development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (“SiGe”) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (“GaN”) and silicon carbide (“SiC”) power management and RF solutions.
Amortization of intangible assets increased $2.4 million to $23.4 million for Q3 2014 from $21.0 million for Q3 2013 and increased $5.8 million to $69.7 million for 2014 YTD from $63.9 million for 2013 YTD. The increase was primarily due to the amortization of acquired intangibles related to our acquisition of Microsemi – FTD, offset by intangible assets that reached their amortizable lives. These amounts include amortization related to acquired completed technology of $33.2 million for 2014 YTD and $29.3 million for 2013 YTD.
Restructuring charges amounted to $14.7 million for Q3 2014 compared to $1.0 million for Q3 2013 and $27.1 million for 2014 YTD compared to $8.1 million for 2013 YTD. The variances related to the timing and announcement of restructuring activities, with the year-to-date increase primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD.
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$6,936	$—	$8,762
Assumed from acquisition	799	1,885	—	2,684
Provisions	12,142	10,874	6,688	29,704
Reversal of prior provision	—	(2,631)	—	(2,631)
Cash expenditures	(11,812)	(5,343)	(2,025)	(19,180)
Other non-cash settlement	—	(578)	(4,607)	(5,185)
Balance at June 29, 2014	$2,955	$11,143	$56	$14,154
We recorded provisions for employee severance of $12.1 million for 2014 YTD, which covered approximately 300 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $10.9 million for 2014 YTD, of which $7.9 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited and $3.0 million was recorded for lease termination costs. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $2.6 million reversal of prior provision related to a lease termination agreement executed during Q3 2014 for a manufacturing facility in Scottsdale, Arizona. We recorded provisions for this facility when it ceased production activities during the quarter ended April 3, 2011.
We recorded provisions for other associated costs for restructuring of $6.7 million for 2014 YTD. Facility and equipment impairments accounted for $3.1 million, costs incurred to close facilities and relocate operations accounted for $2.1 million and $1.5 million related to the sale of a property that was previously used primarily as a manufacturing facility.
For Q3 2014 and 2014 YTD, we recorded income tax provisions of $3.5 million and $6.7 million, respectively. For Q3 2013 and 2013 YTD, we recorded an income tax benefit of $0.0 million and an income tax provision of $6.3 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the nine months ended June 29, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit for the release of valuation allowance of approximately $2.7 million, that resulted from the preliminary allocation of consideration from our acquisition of Microsemi – FTD.
CAPITAL RESOURCES AND LIQUIDITY
We had $183.3 million and $256.4 million in cash and cash equivalents at June 29, 2014 and September 29, 2013, respectively. During 2014 YTD and 2013 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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

Net cash provided by operating activities increased $34.5 million to $147.1 million for 2014 YTD from $112.6 million for 2013 YTD. A summary of net cash provided by operating activities for 2014 YTD and 2013 YTD is as follows (amounts in thousands):

	Nine Months Ended
	June 29, 2014	June 30, 2013
Net income (loss)	$(9,673)	$29,588
Depreciation and amortization	93,935	85,425
Provision for doubtful accounts	17	(213)
Amortization of deferred financing cost	591	755
Loss on disposition or impairment of assets	7,693	—
Deferred income taxes	3,330	1,962
Stock-based compensation	32,781	25,409
Net change in working capital accounts	20,752	(30,126)
Net change in other long term assets and liabilities	(2,318)	(183)
Net cash provided by operating activities	$147,108	$112,617

Accounts receivable increased $22.1 million to $184.2 million at June 29, 2014 from $162.1 million at September 29, 2013. Inventories increased $34.7 million to $196.7 million at June 29, 2014 from $162.0 million at September 29, 2013. Current liabilities increased $29.9 million to $163.2 million at June 29, 2014 from $133.2 million at September 29, 2013. These increases were due primarily to our acquisition of Microsemi – FTD.
Net cash used in investing activities was $276.2 million for 2014 YTD compared to $31.1 million for 2013 YTD. Net cash used in investing activities for 2014 YTD was $28.9 million in purchases of property and equipment and net cash consideration of $287.7 million for the acquisition of Microsemi FTD, offset by $40.3 million for the proceeds from the sales of short term investments. Net cash used in investing activities for 2013 YTD consisted of $31.1 million in purchases of property and equipment.
Net cash provided by financing activities was $56.0 million for 2014 YTD compared to $(64.9) million for 2013 YTD. Net cash provided by financing activities in 2014 YTD consisted of borrowings under our Credit Agreement of $289.5 million offset by principal repayments of $150.0 million on our credit facility, debt extinguishment of $89.5 million recorded in conjunction with Amendment No. 5 to our Credit Agreement and $1.5 million in credit facility issuance costs. In addition, for 2014 YTD, we recorded $10.6 million in net proceeds from stock awards offset by a $3.0 million payment to terminate a capital lease.
Net cash used in financing activities in 2013 YTD primarily consisted of borrowings under our Credit Agreement of $277.5 million offset by principal repayments of $77.0 million, debt extinguishment of $277.5 million and $0.6 million in credit facility issuance costs. In addition, for 2013 YTD, we recorded $12.7 million in net proceeds from stock awards. The debt extinguishments referenced above did not change the net principal balance outstanding.
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada (“RBC”) which consists of a term loan facility and a $50.0 million revolving credit facility. As of June 29, 2014, we had $726.0 million in term loan borrowings and no revolving borrowings. Subsequent to June 29, 2014, we completed optional principal prepayments on the incremental term loan totaling $28.0 million resulting in an aggregate term loan balance of $698.0 million.
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
The fair value of our term loans were approximately $722.8 million at June 29, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 29, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 29, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$79,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of June 29, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of June 29, 2014.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The guidance in the update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, the objective of which is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In July 2013, the FASB issued ASU 2013-11 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU but adoption will only have the potential of affecting the presentation of unrecognized tax benefits and will not impact our consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12 which provides guidance on how to account for shared-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

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
Under our Credit Agreement, we may borrow under a “Base Rate” which approximates the prime rate plus an applicable margin or “Eurodollar Rate” which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 29, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 29, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$79,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of June 29, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Subsequent to June 29, 2014, we completed optional principal prepayments on the incremental term loan totaling $28.0 million resulting in an aggregate term loan balance of $698.0 million. A 1.00% change in interest rates would result in an annual change of $7.0 million in interest expense.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2014.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in pending litigation, administrative and similar matters arising out of the normal conduct of our business, including litigation relating to acquisitions, employment matters, intellectual property matters, commercial transactions, contracts, environmental matters and matters related to compliance with governmental regulations. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore, not predictable with assurance. In the opinion of management, the final outcome of these matters, if they are adverse, will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

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
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Aeroflex Holding Corporation; Altera Corporation; Fairchild Semiconductor International, Inc.; Freescale Semiconductor, Ltd.; Integrated Device Technology, Inc.; International Rectifier Corp.; Linear Technology Corp.; M/A-COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Monolithic Power Systems, Inc.; O2Micro International, Ltd.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Texas Instruments, Inc. and Xilinx, Inc. Some of our competitors in developing markets are Integrated Device Technology, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc. and Triquint Semiconductor, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both of these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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
The market price of our stock has fluctuated widely. Between October 1, 2012 and June 29, 2014, the market sale price of our common stock ranged between a low of $17.12 and a high of $27.91. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Inapplicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Inapplicable.

ITEM 5.	OTHER INFORMATION
Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

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
 Dated: July 30, 2014

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2014††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report