Form 10-K
period 2014-09-28
MICROSEMI CORP
filed 2014-11-13
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 28, 2014 was approximately $2,326,000,000.
The number of outstanding shares of Common Stock on November 5, 2014 was 95,041,435
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended September 28, 2014.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

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
INTRODUCTION
Microsemi Corporation was incorporated in Delaware in 1960. Unless the context otherwise requires, the "Company," "Microsemi," "we," "our," "ours" and "us" refer to Microsemi Corporation and its consolidated subsidiaries. The Company is publicly traded under the symbol "MSCC" on the Nasdaq Stock Market LLC. Our company headquarters are located at One Enterprise in Aliso Viejo, California 92656 and our telephone number is (949) 380-6100.
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"), field programmable gate arrays ("FPGAs"), system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; security technologies and scalable anti-tamper products; Power-over-Ethernet ("PoE") ICsand midspans; as well as custom design capabilities and services.
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
 Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and are always available free of charge. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. Also accessible on our website are our code of ethics, governance guidelines, conflict minerals policy and Form SD, Foreign Corrupt Practices Act policy, internal audit charter and charters for the Audit Committee, Compensation Committee, Executive Committee and Governance and Nominating Committee of our Board of Directors. Such website is not intended to constitute any part of this report and is not incorporated by reference herein.
Please read the information under the heading "Item 1A. RISK FACTORS" below, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on September 28, 2014, September 29, 2013, and September 30, 2012 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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

MARKETING
Microsemi’s products and unique areas of expertise are promoted to specific audiences by the Company’s internal marketing team, as well as through its global sales personnel. In addition, electronic component distributors and independent sales representatives actively market and sell Microsemi’s product portfolio offerings and competencies.
The principal end markets we target include:

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

Microsemi marketed a number of new products that were recently announced, including:

•	SmartFusion2 SoC FPGA Evaluation Kit, an easy-to-use, feature-rich, affordable platform designed to enable designers to quickly and easily accelerate evaluation or prototype their application;

•
ZL30250 and ZL30251 flexible clock generators, which are both an ultra-low jitter solution in a 5x5mm package capable of replacing multiple high performance crystals and crystal oscillators, thus lowering bill of material cost along with easing design and testing of timing solutions;

•
ZL30252 and ZL30253 any-to-any frequency clock multiplier and jitter attenuator integrated circuits, featuring best-in-class jitter performance as a clock multiplier and as a jitter attenuator all in an ultra-small 5x5 mm package, targeted at new applications with tough jitter budgets and tight board real estate restrictions;

•
Timberwolf™ platform of Digital Signal Processors, enabling Microsemi to leverage its extensive expertise and leadership in voice communications to bridge into new and emerging hands-free applications that require clear speech, free of noise and echo;

•	ZL38040, powered by Microsemi’s AcuEdge™ acoustic technology, delivers best-in-class high definition voice communication solutions for the enterprise hands-free speakerphone markets; and

•
the Company's new largest density, lowest power SmartFusion2 150K LE SoC FPGA Advanced Development Kit, enabling board-level designers and system architects to quickly develop system-level designs by using the two FPGA Mezzanine Card expansion headers to connect a wide range of new functions with off-the-shelf daughter cards, which significantly reduces design time and cost when creating new applications for communications, industrial, defense and aerospace markets.

 SALES
Net sales were $1.1 billion, $975.9 million and $1.0 billion in 2014, 2013 and 2012, respectively. Net sales by originating geographic area and end market are disclosed in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, "International operations and sales expose us to material risks and may increase the volatility of our operating results," which information is incorporated herein by reference. A discussion of results of operations may be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
ACQUISITIONS
We have implemented a growth strategy through continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of broadening our customer base and increasing our technology footprint in customers' end designs in markets where performance matters, security is non-negotiable and reliability is vital. This allows us to offer an increased value proposition, gather a larger portion of the bill of materials, and engage with customers as a strategic "total solution" partner as opposed to a single socket provider. We believe this strategy strengthens our position in the industry as it protects and grows our share within those markets with the highest barriers to entry, and increases our served available market.
We have in the past acquired a number of businesses or companies, additional product lines and assets. We currently expect to continue to expand and diversify our operations with additional acquisitions that allow Microsemi to strengthen its position in high-value, high barrier-to-entry markets, while delivering increased value to shareholders and customers.
Microsemi’s acquisition strategy focuses on combining our technical talent, product portfolios and roadmaps with those companies that allow us to leverage customer synergies, expand design capabilities and increase market share with key customers in the Aerospace, Communications, Defense & Security, and Industrial markets. Our customer base benefits from access to a broader portfolio of cutting-edge solutions from a single source, while adding greater scale and efficiencies to our business model. Acquisitions are an important component of Microsemi’s growth strategy and the Company will continue to evaluate acquisitions that support its objectives.
During the first quarter of 2014, we, through a wholly owned subsidiary, acquired all the outstanding shares of Symmetricom, Inc. ("Symmetricom"). We sometimes refer to this operation as our Frequency and Time Division ("Microsemi – FTD"). We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services.
During the fourth quarter of 2014, we acquired Mingoa, Ltd., a provider of semiconductor IP for hardware accelerated Ethernet OAM and embedded tests, and Centellax, Inc., a supplier of high-speed analog and RF semiconductor products for the optical communications and Ethernet datacom markets.
MANUFACTURING AND SUPPLIERS
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of 2014, approximately 90% of our wafer, assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect that this percentage may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
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
We generally do not have any long-term agreements with our subcontractors. As a result, we may be unable to directly control our quality assurance and product delivery schedules. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect our operating results, financial condition and cash flows. Third party manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Logistics Agency has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.
In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.
Many of our manufacturing and processing operations are controlled in accordance with military and other rigid commercial and industrial specifications. At our facilities with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and international suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe that we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources.
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
We spent approximately $192.0 million, $170.6 million and $168.5 million in 2014, 2013 and 2012 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe that patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2014, 2013 or 2012 net sales.
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
SALES TO THE U.S. GOVERNMENT
Approximately 27% of total net sales in 2014 were in the Defense & Security end market and while we service defense markets outside of the United States, sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
We have experienced delays and reduction in appropriations on programs that include our products. Further delays, reductions in, or terminations of, government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. While we generally function as a subcontractor, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs, may adversely impact the contracting environment and our operating results.
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In the first quarter of 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the October 2013 shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain in compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
From time to time, we have experienced declining Defense & Security-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for Defense & Security-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
COMPETITIVE CONDITIONS
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current competitors are Altera Corporation; Texas Instruments, Inc.; Integrated Device Technology, Inc.; Linear Technology Corp.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; and Xilinx, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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

EMPLOYEES
At the end of 2014, we employed approximately 2,000 persons domestically and 1,400 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

ITEM 1A.	RISK FACTORS
Negative or uncertain worldwide economic conditions could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results or market share.
Negative worldwide economic conditions and market instability in recent years have made it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our forecasts of product demand trends could prove to be incorrect and could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.
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
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In the first quarter of 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.

In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 27% of total net sales in 2014. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 Virus, or the Ebola Virus, flooding, earthquakes, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.
In the first quarter of 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. Production capabilities at these other facilities compensated for the loss of production in the flooded facilities in Thailand and we believe that we recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other future natural disasters, could affect our revenue, consolidated financial position, results of operations and cash flows.
We are dependent on third parties for key functions including foundries for wafer supplies, subcontractors for assembly, test and packaging services and vendors for logistics, and problems at these third parties could adversely affect our business and operating results.
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of 2014, approximately 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect that these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.

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

•
financial and restrictive covenants may adversely affect or limit our ability to implement business plans, react to changes in economic conditions, benefit from changes in tax regulations, pay a cash dividend or execute repurchases of our common stock;

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions has caused and will continue to cause us to incur costs to determine whether our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.
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
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

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
We may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility and environmental remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill, a possible immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.
We may not be able to develop new technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. Our recent spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions. The competitiveness of designs that we have introduced, including power-over-ethernet, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, ASICs, VDMOS products for high frequency communications and S-band products for RF applications, are subject to various risks and uncertainties that we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products that we may develop may not lead to an incremental increase in revenues, and there is a risk that these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.
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
Net sales from international markets represent a significant portion of total net sales and totaled 47% in 2014. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

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

•
acts of war or terrorism, or health issues (such as Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 Virus, or the Ebola Virus), which could disrupt our manufacturing and logistical activities;

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
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, some of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Altera Corporation; Texas Instruments, Inc.; Integrated Device Technology, Inc.; Linear Technology Corp.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Micrel Incorporated; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; and Xilinx, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both of these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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
Fluctuations in sales of high-reliability products for use in medical devices may adversely affect our financial results.
Although the market for devices is growing, customers in this market could reduce their reliance on outside suppliers. The medical device market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can, from time to time, accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEMs can also result in fluctuations in order rates.
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

Some of our facilities and the facilities of our suppliers and customers are located near major earthquake fault lines.
Our headquarters, our major operating facilities, and certain other critical business operations and customers are located near known major earthquake fault lines. We presently do not have earthquake insurance. We could be materially and adversely affected in the event of a major earthquake.
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
The market price of our stock has fluctuated widely. Between September 29, 2013 and September 28, 2014, the market sale price of our common stock ranged between a low of $20.22 and a high of $27.91. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
At times, our working capital levels have risen, which adversely affects cash flow.
At times, our working capital levels have risen and the increase has adversely affected cash flow. A factor contributing to the increase in our working capital has related to acquisitions with increases in accounts receivable and inventory generally exceeding increases in accounts payable and accrued liabilities. Another factor resulting in an increase in working capital has been a buildup of inventory prior to the consolidation of our manufacturing operations. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. We periodically evaluate the profitability of our various offerings and in 2014, our evaluation led us to selectively exit product offerings that we believe will continue to lag our overall profitability goals. This resulted in inventory charges of $7.9 million. We believe that for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.

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
We are headquartered in Aliso Viejo, California. We conduct engineering, research and development, sales and administration activities at our principal owned and leased facilities. We also conduct manufacturing at the locations denoted with an asterisk. A list of locations of these facilities is as follows:

Arizona	Indiana	Ottawa, Canada
Phoenix*	West Lafayette
Macau SAR, China
California	Massachusetts
Aliso Viejo	Beverly*	Shanghai, China*
Camarillo*	Lawrence*
Cupertino	Lowell*	Shenzhen, China
Garden Grove*
La Mirada*	Oregon	Bruges, France*
San Diego	Bend*
San Jose*		Ennis, Ireland*
Santa Clara*	Pennsylvania
Santa Rosa*	Reading	Hod Hasharon, Israel

Colorado	Texas	Manila, Philippines*
Boulder*	Austin
	Dallas	Cabuyao, Philippines*
Georgia
Atlanta		Caldicot, United Kingdom*
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

Fiscal Year ended September 28, 2014	HIGH	LOW
1st Quarter	$26.71	$20.22
2nd Quarter	$26.65	$22.16
3rd Quarter	$27.91	$22.21
4th Quarter	$27.58	$23.55

Fiscal Year ended September 29, 2013	HIGH	LOW
1st Quarter	$21.12	$17.12
2nd Quarter	$23.28	$19.00
3rd Quarter	$23.24	$18.96
4th Quarter	$26.72	$22.57

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
(b) Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 5, 2014)
Common Stock, $0.20 Par Value	772

The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.
(c) Dividends

We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that may limit the amount of cash dividends we may pay.
(d) Performance Graph
In prior years, our performance graph has reflected the cumulative total return of the "Total Return Index for the NASDAQ Stock Market (U.S. and Foreign)" and "Total Return Index for NASDAQ Electronic Components Stocks" indexes. However, as a result of a change in the total return data made available to us through our vendor provider, our performance graph now incorporates comparable indexes provided by NASDAQ OMX Global Indexes. Compared to the performance graph provided in the prior year, we substituted 1) the "Total Return Index for the NASDAQ Stock Market (U.S. and Foreign)" with the "NASDAQ Composite Total Return" and 2) the "Total Return Index for NASDAQ Electronic Components Stocks" with the "NASDAQ US Benchmark Electronics Components & Equipment". Please note, information for the "Total Return Index for the NASDAQ Stock Market (U.S. and Foreign)" and "Total Return Index for NASDAQ Electronic Components Stocks" indexes is not provided, and will not be provided in the future, as December 31, 2013 is the last day for which data is available.
The following graph compares the cumulative total return on the Company’s common stock for the five-year period ended September 28, 2014 to the total returns of 1) the "NASDAQ Composite Total Return" and 2) the "NASDAQ US Benchmark Electronics Components & Equipment". This comparison assumes in each case that $100 was invested at the close of market on September 25, 2009 and that any dividends were reinvested. The Company’s fiscal year ends on the Sunday generally closest to September 30 each year. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Microsemi Corporation, NASDAQ Composite Total Return
And the NASDAQ US Benchmark Electronics Components & Equipment
* Indexes calculated on month-end basis.
The stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Microsemi under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on September 28, 2014
	(Amounts in thousands, except per share data)
	2014	2013	2012	2011	2010
Selected Consolidated Income Statement Data:
Net sales	$1,138,263	$975,944	$1,012,495	$835,854	$518,268
Gross profit	$611,503	$557,188	$552,623	$441,171	$248,211
Operating income	$54,231	$89,427	$58,347	$54,981	$55,881
Net income (loss)	$23,123	$43,674	$(29,675)	$55,730	$59,038
Earnings (loss) per share:
Basic	$0.25	$0.49	$(0.35)	$0.66	$0.73
Diluted	$0.24	$0.48	$(0.35)	$0.65	$0.72
Weighted-average shares outstanding
Basic	92,891	89,508	85,837	83,916	80,797
Diluted	94,511	91,328	85,837	85,747	81,541
Selected Consolidated Balance Sheet Data:
Working capital	$457,359	$489,398	$404,863	$424,201	$360,846
Total assets	$2,061,096	$1,912,655	$1,934,630	$1,482,473	$879,886
Long-term liabilities	$784,243	$747,365	$850,166	$436,677	$42,120
Stockholders’ equity	$1,115,630	$1,032,058	$927,986	$892,107	$766,443

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, which discusses the effect of business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in its entirety.
Unless the context otherwise requires, the "Company," "Microsemi," "we," "our," "ours" and "us" refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency ("RF") and power components, analog and RF integrated circuits (ICs), standard and customizable system-on-chip solutions ("SoCs"/"cSoCs"), and mixed-signal and radiation-tolerant field programmable gate arrays ("FPGAs"). We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet ("PoE") midspans.
The principal end markets that we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
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
Summary of Financial Results
Net sales, gross profit and gross margin were as follows (dollar amounts in thousands):

	2014	2013	2014 vs 2013 $	2014 vs 2013%	2012	2013 vs 2012 $	2013 vs 2012%
Net sales	$1,138,263	$975,944	$162,319	16.6%	$1,012,495	$(36,551)	(3.6)%
Gross profit	611,503	557,188	$54,315	9.7%	$552,623	$4,565	0.8%
Gross margin	53.7%	57.1%	(3.4)%		54.6%	2.5%
We recorded an increase in net sales between 2014 and 2013, with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. (sometimes referred to herein as "Microsemi – FTD"), which occurred in the first quarter of 2014. For 2014, we estimate that between 10% and 15% of net sales were derived from products acquired in the Microsemi – FTD transaction. We recorded a decrease in net sales between 2013 and 2012 and did not make any acquisitions in 2013.
As discussed further in "Results of Operations", we recorded net sales increases in our Communications and Industrial end markets in 2014 as compared to 2013, which was partially offset by a decrease in our Aerospace and Defense & Security end markets. On November 6, 2014, we announced that we expect our consolidated net sales for the first quarter of 2015 to be flat with a range of plus or minus 2%.
Gross profit increased $54.3 million to $611.5 million (53.7% of net sales) for 2014 from $557.2 million (57.1% of net sales) for 2013 and increased $4.6 million between 2013 and 2012 from $552.6 million (54.6% of net sales) for 2012. In 2014, we recorded $7.9 million in inventory write-offs from restructuring activities, as discussed further in "Results of Operations". We also recorded acquisition-related inventory charges totaling $16.7 million in 2014 from our acquisition of Microsemi – FTD.
As discussed further in "Results of Operations", during 2014, we recorded net provisions for employee severance of $13.6 million, net provisions for contract termination costs of $8.7 million and provisions for other associated costs for restructuring of $9.2 million.
For 2014 and 2013, we recorded an income tax provision of $0.8 million and $12.4 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the twelve months ended September 28, 2014 was the combined calculated tax expenses/benefits for various jurisdictions, as well as a benefit from the release of valuation allowance of approximately $6.3 million and $5.5 million, that resulted from the allocation of consideration from our acquisitions of Microsemi – FTD and Centellax, respectively. However, during 2014 and 2013 there was an overall increase in the valuation allowance of $8.9 million and $13.9 million, respectively, which primarily related to deductions for intangible (non-goodwill) amortization, partially offset by the release of valuation allowance due to the deferred tax liabilities acquired.
Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part I, Item 1A, Risk Factors, "Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations," "The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated," and "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.").

Undue reliance should not be placed on our backlog or book-to-bill ratios or changes to these amounts. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. (see Part I, Item 1A, Risk Factors, "We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.")
Approximately 27% of total net sales in 2014 were in the Defense & Security end market and while we service defense markets outside of the United States, sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013 (see Part I, Item 1A, Risk Factors, "Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.")
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

Recent Product Introductions
Microsemi marketed a number of new products that were recently announced, including:

•	SmartFusion2 SoC FPGA Evaluation Kit, an easy-to-use, feature-rich, affordable platform designed to enable designers to quickly and easily accelerate evaluation or prototype their application;

•
ZL30250 and ZL30251 flexible clock generators, which are both an ultra-low jitter solution in a 5x5mm package capable of replacing multiple high performance crystals and crystal oscillators, thus lowering bill of material cost along with easing design and testing of timing solutions;

•
ZL30252 and ZL30253 any-to-any frequency clock multiplier and jitter attenuator integrated circuits, featuring best-in-class jitter performance as a clock multiplier and as a jitter attenuator all in an ultra-small 5x5 mm package, targeted at new applications with tough jitter budgets and tight board real estate restrictions;

•
Timberwolf™ platform of Digital Signal Processors, enabling Microsemi to leverage its extensive expertise and leadership in voice communications to bridge into new and emerging hands-free applications that require clear speech, free of noise and echo;

•	ZL38040, powered by Microsemi’s AcuEdge™ acoustic technology, delivers best-in-class high definition voice communication solutions for the enterprise hands-free speakerphone markets; and

•
the Company's new largest density, lowest power SmartFusion2 150K LE SoC FPGA Advanced Development Kit, enabling board-level designers and system architects to quickly develop system-level designs by using the two FPGA Mezzanine Card expansion headers to connect a wide range of new functions with off-the-shelf daughter cards, which significantly reduces design time and cost when creating new applications for communications, industrial, defense and aerospace markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to our consolidated financial statements.
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
We enter into distribution agreements that permit rights to limited stock rotations, returns, price protection, and volume purchase and other discounts. We provide an estimated allowance for these rights and record a corresponding reduction in revenue. Our estimated allowance is based on several factors including past history and notification from customers of pending activity. Actual activity under such rights have been within management’s expectations.
We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs are expected to exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.
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
Stock-Based Compensation
Compensation expense for stock options and stock appreciation rights was calculated based on the on the service period of the grant and the grant date or assumption date fair value using the Black-Scholes pricing model. All stock appreciation rights we have granted or assumed are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life and forfeiture rates were estimated based primarily on historical data that were stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

Compensation expense for restricted shares was calculated based on the service period of the grant and the closing price of our common stock on the date of grant. Restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award.
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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2010 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances are reviewed individually for collectability. All other balances are reviewed on a pooled basis by the age of the receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving, excess or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, products related to facility closures and losses related to flooding of a facility in Thailand.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification ("ASC") 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As further discussed in Note 8 of the notes to the consolidated financial statements, we elected the fair value option in accounting for the term loan balance outstanding as of October 2, 2011. Following the extinguishment of the term loan in conjunction with our acquisition of Zarlink, we did not elect the fair value option and are reporting new term loan balances subsequent to October 2, 2011, at par value.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2014 and noted no significant factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
RESULTS OF OPERATIONS
Net sales increased $162.3 million or 17%, to $1.14 billion for 2014 from $975.9 million for 2013, with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. For 2014, we estimate that between 10% and 15% of net sales were derived from products acquired in the Microsemi – FTD transaction. Net sales decreased $36.6 million or 4% between 2013 and 2012, from $1.01 billion for 2012. We did not make any acquisitions in 2013.
 Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is as follows (amounts in thousands):

	2014	2013	2012
Aerospace	$169,613	$187,006	$212,293
Communications	407,593	278,126	311,952
Defense & Security	302,714	306,311	286,430
Industrial	258,343	204,501	201,820
Total	$1,138,263	$975,944	$1,012,495

Net sales in the Aerospace end market decreased $17.4 million to $169.6 million in 2014 from $187.0 million in 2013 and decreased $25.3 million between 2013 and 2012 from $212.3 million in 2012. While we believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380, net sales in both 2014 and 2013 were impacted by irregular order rates and a softening satellite market. Going forward, we expect that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market and we noted increasing orders for satellite product, which due to long cycle times, will mostly be shipped in the December quarter and beyond. We are optimistic about the long term fundamentals of our Aerospace end market. In the near term, we expect that sales in this end market will remain stable based on our current backlog and shipments made to date, although the mix of satellite products is expected to soften in the upcoming quarter due to extended cycle times.
Net sales in the Communications end market increased $129.5 million to $407.6 million in 2014 from $278.1 million in 2013 and decreased $33.8 million between 2013 and 2012 from $312.0 million in 2012. This end market benefited from contributions from our acquisition of Microsemi – FTD, increased contributions of voice circuit, timing and synchronization products, and higher sales of LTE and gateway applications. In the first quarter of 2014, a U.S. government agency terminated a contract for convenience pursuant to the terms of the contract. We recorded net sales of $25.0 million in 2014 and $8.4 million in 2013 related to this contract. The decrease in net sales between 2013 and 2012 resulted primarily from this end market's sensitivity to macroeconomic conditions and capital expenditure deployment. During the first half of 2013, PoE, power management, RF and voice circuit products were especially impacted by macroeconomic factors, further impacting 2013 results. We expect long term growth in this end market, driven by continued strength from our timing and synchronization products, gateway and enterprise communications applications. With the integration of Microsemi – FTD's products, we believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share.
The Defense & Security end market remained stable between 2014 and 2013 with net sales of $302.7 million in 2014 and $306.3 million in 2013. This end market increased $19.9 million between 2013 and 2012 from $286.4 million in 2012. This end market has been increasing sequentially following the rescheduling of orders and industry weakness surrounding the government shutdown that occurred during the first quarter of 2014. The increase in net sales between 2013 and 2012 reflected additional certainty related to the U.S. federal budget in 2013 as compared to 2012. For the upcoming quarter, we note a stronger environment with an improving defense budget, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content. For the upcoming quarter, while we believe that net sales in this end market will grow, we recognize that this market is still impacted by the lingering effects of sequestration.
 Net sales in the Industrial end market increased $53.8 million to $258.3 million in 2014 from $204.5 million in 2013 and increased $2.7 million between 2013 and 2012 from $201.8 million in 2012. Between 2014 and 2013, this end market benefited from increased shipments of ultra-low power radios in medical applications, as well as broad based strength for our power products in the plasma and semiconductor capital equipment markets. During 2013 and 2012, bookings were steady for medical, semiconductor capital equipment, industrial lasers, MRI and other broadline industrial applications while bookings for solar applications increased. In the near term, we believe that net sales in this end market will grow against the backdrop of an improving macroeconomic recovery. We expect growth contributions from our chip scale atomic clocks that serve energy exploration applications, ultra-low power RF products, several emerging market opportunities, and our current backlog.

Net sales by geographic area based on a customer's ship-to location are as follows (amounts in thousands):

	2014	2013	2012
United States	$604,358	$514,632	$501,257
Europe	163,669	142,343	165,942
Asia	338,448	292,589	320,430
Other	31,788	26,380	24,866
Total	$1,138,263	$975,944	$1,012,495

Gross profit increased $54.3 million between 2014 and 2013, to $611.5 million (53.7% of sales) for 2014 from $557.2 million (57.1% of sales) for 2013 and increased $4.6 million between 2013 and 2012, from $552.6 million (54.6% of sales) for 2012.
During 2014, we recorded expense from manufacturing profit in acquired inventory of $16.6 million related to our acquisition of Microsemi – FTD. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns. During 2014, our evaluation led us to selectively exit product offerings that we believe will continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe that for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance. During 2012, we recorded $3.2 million from an inventory write-off related to flooding in Thailand, net of insurance recoveries.
Selling, general and administrative expenses increased $38.5 million between 2014 and 2013 to $240.9 million for 2014 from $202.5 million in 2013 and decreased $9.9 million between 2013 and 2012 from $212.3 million in 2012. The increase in selling, general and administrative expenses was due to the effects of our acquisition of Microsemi – FTD, including acquisition-related costs of $2.9 million in 2014, higher stock-based compensation expense and higher selling expense related to our increase in net sales. We also recorded acquisition related costs of $7.3 million in 2012 that were not incurred in 2013. In connection with the relocation of one of our facilities during 2012, we received cash consideration of $15.0 million and recorded this consideration in selling, general and administrative costs as an offset to incremental costs incurred for the relocation.
We continually update our estimates with respect to our performance stock units. Compared to the estimates used in 2012, our updated estimates had the impact of reducing stock-based compensation expense by $4.0 million for 2013. Updated estimates did not have a significant impact to stock-based compensation expense in 2014.
Research and development expense increased $21.4 million between 2014 and 2013 to $192.0 million in 2014 from $170.6 million in 2013 and increased $2.1 million between 2013 and 2012 from $168.5 million in 2012. While incremental costs from recent acquisitions contributed to increased research and development expenses, increases were partially offset by cost control measures. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.

Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended September 28, 2014 as follows (amounts in thousands):

	2014	2013	2012
Amortizable intangible assets
Completed technology	$43,863	$39,005	$40,621
Customer relationships	44,988	42,589	41,451
Backlog, trade name and other	3,958	3,225	22,684
	$92,809	$84,819	$104,756
The increase between 2014 and 2013 was primarily due to the amortization of acquired intangibles related to our acquisition of Microsemi – FTD, offset by intangible assets that reached their amortizable lives. The decrease in expense in 2013 was primarily from the amortization of backlog related to Microsemi - CMPG that had an amortizable life of one year.
Restructuring charges amounted to $31.5 million in 2014 compared to $9.9 million in 2013 and $8.7 million in 2012. The variances relate to the timing and announcement of restructuring activities, with the year-to-date increase primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD.
We periodically evaluate our operations and may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve the hoped for longer-range savings.
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$6,936	$—	$8,762
Assumed from acquisition	799	1,885	—	2,684
Provisions	13,915	11,437	9,248	34,600
Reversal of prior provision	(339)	(2,756)	—	(3,095)
Cash expenditures	(13,871)	(8,786)	(2,535)	(25,192)
Other non-cash settlement	1,749	(519)	(6,713)	(5,483)
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
We recorded net provisions for employee severance of $13.6 million for 2014, which covered approximately 350 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $11.4 million for 2014, of which $7.9 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited and $3.0 million was recorded for lease termination costs. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $2.8 million reversal of prior provision related to a lease termination agreement executed during 2014 for a manufacturing facility in Scottsdale, Arizona. We recorded provisions for this facility when it ceased production activities in 2011.

We recorded provisions for other associated costs for restructuring of $9.2 million for 2014 primarily for facility and equipment impairments and costs incurred to close facilities and relocate operations, and included in this amount was a charge of $1.5 million related to the sale of a property that was previously used primarily as a manufacturing facility.
Interest expense, net, was $27.8 million in 2014, $30.2 million in 2013 and $39.6 million in 2012. Between 2014 and 2013, the decrease in interest expense was primarily due to a lower interest rate on the term loan balance during 2014. The decrease in interest expense between 2013 and 2012 was primarily due to a lower term loan balance, which was $676.0 million at the end of 2013 compared to the term loan balance of $776.0 million at the end of 2012.
Other expense, net, was $2.6 million in 2014 compared to $3.1 million in 2013 and $33.5 million in 2012. The expense recorded in 2012 primarily resulted from debt extinguishment charges related to amendments to our credit facility. These amendments did not impact the net principal balance outstanding. However, as our credit facility is syndicated, we record a debt extinguishment expense with respect to amounts that exit the syndicate in connection with an amendment.
We recorded a provision for income taxes of $0.8 million on pre-tax income of $23.9 million in 2014 compared to a provision for income taxes of $12.4 million on pre-tax income of $56.1 million in 2013, and a provision for income taxes of $15.0 million on pre-tax loss of $14.7 million in 2012. These provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets, and release of valuation allowance due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in 2014 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2014 and 2013 we increased the valuation allowance by $8.9 million and $13.9 million, respectively, which primarily related to deductions for intangible (non-goodwill) amortization, partially offset by the release of valuation allowance due to the deferred tax liabilities acquired. During 2012 we increased the valuation allowance by $179.3 million, which primarily related to the acquisition of Microsemi - CMPG during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition.
CAPITAL RESOURCES AND LIQUIDITY
We had $162.2 million and $256.4 million in cash and cash equivalents at September 28, 2014 and September 29, 2013, respectively, and financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents of $102.2 million at September 28, 2014, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities increased $41.7 million to $206.7 million in 2014 from $165.0 million in 2013. During 2014, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $25.2 million. During 2013, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $11.3 million. During 2012, we made payments of $20.5 million in restructuring and severance payments related primarily to Microsemi - CMPG and $9.2 million in transaction related costs.

A summary of net cash provided by operating activities in 2014, 2013 and 2012 is as follows (amounts in thousands):

	2014	2013	2012
Net income (loss)	$23,123	$43,674	$(29,675)
Depreciation and amortization	125,747	113,650	136,050
Provision for doubtful accounts	134	(420)	(526)
Deferred income taxes	(21,462)	(9,660)	(17,186)
Valuation allowance on deferred income taxes	17,649	18,841	27,729
Stock-based compensation	43,938	35,242	36,680
Net change in working capital accounts	16,137	(36,313)	(4,394)
Net change in other long term assets and liabilities	1,461	(7)	22,545
Net cash provided by operating activities	$206,727	$165,007	$171,223

Accounts receivable increased $29.1 million to $191.2 million at September 28, 2014 from $162.1 million at September 29, 2013. Inventories increased $43.0 million to $205.0 million at September 28, 2014 from $162.0 million at September 29, 2013. Current liabilities increased $28.0 million to $161.2 million at September 28, 2014 from $133.2 million at September 29, 2013. These increases were due primarily to activity from acquired entities during 2014.
Net cash used in investing activities was $336.0 million in 2014 compared to $37.3 million in 2013 and $625.9 million in 2012. Net cash used in investing activities in 2014 consisted of $39.4 million in purchases of property and equipment and net cash consideration of $337.6 million for the acquisitions, offset by $41.0 million from proceeds from the sales of short term investments. Net cash used in investing activities in 2013 consisted of $37.3 million in purchases of property and equipment. Net cash used in investing activities in 2012 consisted of net cash consideration of $585.2 million and $49.1 million in purchase of property and equipment, offset by $4.4 million in proceeds from the sale of an investment, $3.7 million for the settlement of foreign currency forward and $0.3 million in insurance proceeds.
Net cash provided by (used in) financing activities was $35.0 million in 2014, $(75.6) million in 2013 and $392.4 million in 2012. Net cash provided by financing activities in 2014 primarily consisted of $19.0 million in proceeds from stock awards, borrowings under our Credit Agreement (as defined below) of $289.5 million offset by principal repayments of $178.0 million on our credit facility, debt extinguishment of $89.5 million recorded in conjunction with Amendment No. 5 to our Credit Agreement, a $3.0 million payment to terminate a capital lease, $1.5 million in credit facility issuance costs and $1.5 million in stock settled tax withholdings. Net cash provided by financing activities in 2013 primarily consisted of $25.9 million in proceeds from stock awards, offset by principal prepayments of the credit facility of $100.0 million, $0.9 million in stock settled tax withholdings, and $0.6 million in credit facility issuance and refinancing costs. Net cash provided by financing activities in 2012 primarily consisted of net borrowings of $403.8 million under our credit agreement and $31.3 million in proceeds from stock awards, offset by $41.8 million in credit facility issuance and refinancing costs and $0.9 million in stock settled tax withholdings.
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of September 28, 2014, we had $698.0 million in term loan borrowings and no revolving borrowings.
During the quarter ended March 30, 2014, we entered into Amendment No. 5 to our Amended and Restated Credit Agreement dated as of October 13, 2011 (as amended, the "Credit Agreement") with RBC as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. The amendment provided for (i) new pricing term for certain of our term loans, (ii) certain modifications to the excess cash flow prepayment and restricted payment provisions, and (iii) an increase in the amount of incremental credit facilities that Microsemi can request to an aggregate amount not to exceed $300.0 million plus certain amounts based on the Company’s leverage ratio. In connection with the amendment, RBC replaced Morgan Stanley Senior Funding, Inc. ("MSSF") as administrative agent and Morgan Stanley & Co. LLC as collateral agent under the Credit Agreement. We accounted for the amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $89.5 million that exited the syndicate. Accordingly, during the quarter ended March 30, 2014, we recorded debt extinguishment expense of $0.7 million. The amendment did not impact the net principal balance outstanding as amounts that exited the syndicate were replaced.
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
The fair value of our term loans was approximately $693.0 million at September 28, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At September 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 28, 2014 were as follows (dollar amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of September 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 28, 2014.
Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at September 28, 2014 (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$698,026	$—	$—	$—	$698,026
Interest on credit facility	118,828	23,132	46,264	46,264	3,168
Commitment fee on credit facility	160	160	—	—	—
Interest rate swap payments	74	74	—	—	—
Capital leases	351	296	55	—	—
Other long-term liabilities	34,676	5,176	11,575	4,894	13,031
Operating leases	100,951	21,639	34,304	24,363	20,645
Purchase obligations	47,563	31,251	16,312	—	—
Total	$1,000,629	$81,728	$108,510	$75,521	$734,870

As of September 28, 2014, we recorded $17.4 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

Payments of interest on our credit facility in the contractual obligations table assumes that we will make no further term loan principal payments until the maturity date and incur interest at the current effective interest rate. Payments of the commitment fee on credit facility assumes our revolving credit facility remains undrawn.
Off-Balance Sheet Arrangements
As of September 28, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The guidance in the update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued ASU 2014-15 which provides guidance on managements responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market.
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union euro, Canadian dollar, British pound, Israeli shekel and Chinese renminbi. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance that future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In the first quarter of 2014, the U.S. government terminated for convenience a $75 million contract , for which we received $33.4 million. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
We had one customer that was a distributor of our products, primarily servicing our Defense & Security and Aerospace end markets, that accounted for approximately 20% of net sales in 2012, and any disruption with this distributor could have a material adverse effect on our business, financial condition and results of operations.
 In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 47% for 2014 and 2013 and 50% for 2012. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At September 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 28, 2014 were as follows (dollar amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%

Our term loan facility matures in February 2020 and as of September 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 28, 2014.
In connection with our Credit Agreement, in 2011 we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement has a notional amount of $24.0 million, a fixed rate of 2.21% and expires on January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. Related to these interest rate swap agreements, we recorded a current liability of $0.1 million as of September 28, 2014. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.6 million in 2014 and income of $1.3 million in 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets at September 28, 2014 and September 29, 2013	45

	Consolidated Statements of Operations and Comprehensive Income for each of the three fiscal years in the period ended September 28, 2014	46

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 28, 2014	47

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 28, 2014	48

	Notes to Consolidated Financial Statements	49

2	Financial Statement Schedule

	Schedule for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012

	II – Valuation and Qualifying Accounts	70

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Microsemi Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 28, 2014 and September 29, 2013 and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Irvine, California
November 13, 2014

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 28, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$162,182	$256,433
Accounts receivable, net of allowances of $22,193 at September 28, 2014 and $17,767 at September 29, 2013	191,168	162,103
Inventories	205,005	161,986
Deferred income taxes, net	27,303	15,904
Other current assets	32,924	26,204
Total current assets	618,582	622,630
Property and equipment, net	148,712	125,158
Goodwill	885,610	790,236
Amortizable intangible assets, net	351,893	315,175
Deferred income taxes, net	23,494	30,203
Other assets	32,805	29,253
TOTAL ASSETS	$2,061,096	$1,912,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,521	$69,623
Accrued liabilities	85,702	63,609
Total current liabilities	161,223	133,232
Credit facility	698,026	676,000
Deferred income taxes	39,339	26,996
Other long-term liabilities	46,878	44,369
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1,000 shares; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 95,633 issued and outstanding at September 28, 2014 and 93,840 issued and outstanding at September 29, 2013	19,126	18,768
Capital in excess of par value of common stock	799,210	737,896
Retained earnings	298,565	275,442
Accumulated other comprehensive loss	(1,271)	(48)
Total stockholders’ equity	1,115,630	1,032,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,061,096	$1,912,655

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For each of the three fiscal years in the period ended September 28, 2014
(amounts in thousands, except earnings per share)

	2014	2013	2012
Net sales	$1,138,263	$975,944	$1,012,495
Cost of sales	526,760	418,756	459,872
Gross profit	611,503	557,188	552,623
Operating expenses:
Selling, general and administrative	240,946	202,468	212,338
Research and development costs	192,013	170,573	168,516
Amortization of intangible assets	92,809	84,819	104,756
Restructuring and severance charges	31,504	9,901	8,666
Total operating expenses	557,272	467,761	494,276
Operating income	54,231	89,427	58,347
Other (expenses):
Interest expense, net	(27,759)	(30,238)	(39,553)
Other, net	(2,556)	(3,126)	(33,519)
Total other expense	(30,315)	(33,364)	(73,072)
Income (loss) before income taxes	23,916	56,063	(14,725)
Provision for income taxes	793	12,389	14,950
Net income (loss)	$23,123	$43,674	$(29,675)
Earnings (loss) per share:
Basic	$0.25	$0.49	$(0.35)
Diluted	$0.24	$0.48	$(0.35)
Weighted-average common shares outstanding:
Basic	92,891	89,508	85,837
Diluted	94,511	91,328	85,837

Net income (loss)	$23,123	$43,674	$(29,675)
Other comprehensive income (loss), net of tax:
Translation adjustment, net of tax	(552)	913	(373)
Unrealized actuarial loss on pension benefits, net of tax	(671)	(218)	(1,156)
Other comprehensive income (loss)	(1,223)	695	(1,529)

Total comprehensive income (loss)	$21,900	$44,369	$(31,204)

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the three fiscal years in the period ended September 28, 2014
(amounts in thousands)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at October 2, 2011	86,806	$17,361	$612,517	$261,443	$786	$892,107
Proceeds from exercise of stock options	1,902	380	30,831	—	—	31,211
Tax withholding on restricted stock awards	—	—	(808)	—	—	(808)
Grants and cancellations of restricted stock awards	1,574	315	(315)	—	—	—
Issuance of stock awards related to acquisition	—	—	—	—	—	—
Stock-based compensation expense	—	—	36,680	—	—	36,680
Other comprehensive income, net of tax	—	—	—	—	(1,529)	(1,529)
Net loss	—	—	—	(29,675)	—	(29,675)
Balance at September 30, 2012	90,282	$18,056	$678,905	$231,768	$(743)	$927,986
Proceeds from exercise of stock options	1,944	389	24,908	—	—	25,297
Tax withholding on restricted stock awards	—	—	(836)	—	—	(836)
Grants and cancellations of restricted stock awards	1,614	323	(323)	—	—	—
Stock-based compensation expense	—	—	35,242	—	—	35,242
Other comprehensive income, net of tax	—	—	—	—	695	695
Net income	—	—	—	43,674	—	43,674
Balance at September 29, 2013	93,840	$18,768	$737,896	$275,442	$(48)	$1,032,058
Proceeds from exercise of stock options	1,511	302	18,916	—	—	19,218
Tax withholding on restricted stock awards	—	—	(1,485)	—	—	(1,485)
Grants and cancellations of restricted stock awards	282	56	(56)	—	—	—
Stock-based compensation expense	—	—	43,939	—	—	43,939
Other comprehensive income, net of tax	—	—	—	—	(1,223)	(1,223)
Net income	—	—	—	23,123	—	23,123
Balance at September 28, 2014	95,633	$19,126	$799,210	$298,565	$(1,271)	$1,115,630

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three fiscal years in the period ended September 28, 2014
(amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$23,123	$43,674	$(29,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,747	113,650	136,050
Provision for doubtful accounts	134	(420)	(526)
Amortization of deferred financing cost	795	914	2,215
Write-off of deferred financing costs	526	2,615	32,275
Settlement of foreign currency forward	—	—	(3,701)
Loss on disposition or impairment of assets	9,752	—	1,935
Deferred income taxes	(21,462)	(9,660)	(17,186)
Valuation allowance on net deferred income taxes	17,649	18,841	27,729
Stock-based compensation expense	43,938	35,242	36,680
Change in assets and liabilities (net of acquisitions):
Accounts receivable	5,239	(8,493)	(23,776)
Inventories	10,263	(2,931)	12,916
Other current assets	9,191	(2,223)	27,355
Other assets	(1,893)	2,361	11,799
Accounts payable	(5,541)	(6,357)	16,017
Accrued liabilities	(13,562)	(17,223)	(37,355)
Other long-term liabilities	2,828	(4,983)	(21,529)
Net cash provided by operating activities	206,727	165,007	171,223
Cash flows from investing activities:
Purchases of property and equipment	(39,444)	(37,327)	(49,079)
Proceeds from the sale of short term investments	41,001	—	325
Proceeds from the sale of investment	—	—	4,352
Settlement of foreign currency forward	—	—	3,701
Payments for acquisitions, net of cash acquired	(337,564)	—	(585,218)
Net cash used in investing activities	(336,007)	(37,327)	(625,919)
Cash flows from financing activities:
Repayments of credit facility	(178,000)	(99,975)	(85,625)
Credit facility issuance costs	(1,521)	(623)	(41,790)
Proceeds from credit facility	289,462	277,539	959,708
Extinguishment of debt	(89,462)	(277,539)	(470,296)
Settlement to terminate capital lease	(3,000)	—	—
Stock settled tax withholdings	(1,479)	(879)	(850)
Proceeds from stock awards	19,029	25,895	31,253
Net cash (used in) provided by financing activities	35,029	(75,582)	392,400
Net increase (decrease) in cash and cash equivalents	(94,251)	52,098	(62,296)
Cash and cash equivalents at beginning of year	256,433	204,335	266,631
Cash and cash equivalents at end of year	$162,182	$256,433	$204,335
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$29,231	$30,886	$42,178
Income taxes	$3,945	$2,777	$4,407

The accompanying notes are an integral part of these statements.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. Our semiconductors manage and control or regulate power, protect against transient voltage spikes and transmit, receive and amplify signals. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance, high-reliability radio frequency ("RF") and power components, analog and RF integrated circuits, standard and customizable system-on-chip solutions, and mixed-signal and radiation-tolerant field programmable gate arrays. We also offer subsystems and modules that include application-specific power modules and Power-over-Ethernet midspans.
Our products include discrete and integrated component, module, and subsystem solutions that enhance customer designs by improving performance, reliability and power consumption, reducing size or protecting circuits. The principal end markets that we serve include Communications, Defense & Security, Aerospace and Industrial.
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on September 28, 2014, September 29, 2013, and September 30, 2012 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable amount shown in the balance sheet are trade accounts receivable balances at the respective dates, net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based in part on our historical write-off experience and specific review of account balances due. Past due balances are reviewed individually for collectability. All other balances are reviewed on a pooled basis by the age of the receivable. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered. We review our allowance for doubtful accounts quarterly. We do not have any off-balance-sheet credit exposure related to our customers. To date, our allowance for doubtful accounts has generally been within management’s estimates.
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their respective markets. We also evaluate the composition of our inventories to identify any slow-moving, excess or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, products related to facility closures and losses related to flooding of a facility in Thailand.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification ("ASC") 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires that the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires that upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.
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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 29, 2013
Interest rate swap liabilities	$643	$—	$643	$—

September 28, 2014
Investment in marketable securities	$4,139	$4,139	$—	$—
Interest rate swap liabilities	$77	$—	$77	$—
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Whenever we determine that there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2014 and noted no significant factors existed during the fiscal year to indicate that it was more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
We enter into distribution agreements that permit rights to limited stock rotations, returns, price protection, and volume purchase and other discounts. We provide an estimated allowance for these rights and record a corresponding reduction in revenue. Our estimated allowance is based on several factors including past history and notification from customers of pending activity. Actual activity under such rights have been within management’s expectations.
We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs are expected to exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of the facility.
Stock-Based Compensation
Compensation expense for stock options and stock appreciation rights was calculated based on the on the service period of the grant and the grant date or assumption date fair value using the Black-Scholes pricing model. All stock appreciation rights we have granted or assumed are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life and forfeiture rates were estimated based primarily on historical data that were stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.
Compensation expense for restricted shares was calculated based on the service period of the grant and the closing price of our common stock on the date of grant. Restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award.
Accounting For Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
 We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2010 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. We do not believe the results of any audits would have a material impact on our financial position, results of operations or cash flows. We will continue to monitor the status of these audits.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency
All of our significant subsidiaries outside the United States use the United States dollar ("USD") as their functional currency. We have one subsidiary in China that uses the Chinese renminbi as its functional currency. For subsidiaries that use USD as the functional currency, assets and liabilities are remeasured to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are remeasured at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union euro, Canadian dollar, British pound, Israeli shekel and Chinese renminbi.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2014, 2013 and 2012 were calculated as follows (amounts in thousands, except per share data):

	Fiscal Years
	2014	2013	2012
BASIC
Net income (loss)	$23,123	$43,674	$(29,675)
Weighted-average common shares outstanding	92,891	89,508	85,837
Basic earnings (loss) per share	$0.25	$0.49	$(0.35)
DILUTED
Net income (loss)	$23,123	$43,674	$(29,675)
Weighted-average common shares outstanding for basic	92,891	89,508	85,837
Dilutive effect of stock awards	1,620	1,820	—
Weighted-average common shares outstanding on a diluted basis	94,511	91,328	85,837
Diluted earnings (loss) per share	$0.24	$0.48	$(0.35)

For 2014, 2013 and 2012, 2.8 million, 1.8 million and 5.1 million awards, respectively, were excluded from the computation of diluted EPS as these stock awards would have been anti-dilutive.
Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a significant portion of customers whose principal sales are to the U.S. Government. Approximately 27% of total net sales in 2014 were in the Defense & Security end market, with a very significant amount of these sales to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe that all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance that we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented approximately 47% for 2014 and 2013 and 50% for 2012. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" No. 2011-11, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of the update. The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued ASU 2014-15 which provides guidance on managements responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

2.	ACQUISITIONS
In November 2013, we, through a wholly owned subsidiary, acquired all the outstanding shares of Symmetricom, Inc. ("Symmetricom" or "Microsemi – FTD") for cash consideration of $312.7 million. We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocated the total consideration to Symmetricom's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining amount to goodwill. The allocation is as follows (amounts in thousands):

Cash and cash equivalents	$26,337
Accounts receivable	32,131
Inventories	47,536
Other current assets	57,405
Property and equipment	18,857
Other assets	1,063
Identifiable intangible assets	108,800
Goodwill	67,329
Current liabilities	(36,753)
Deferred tax liabilities	(6,347)
Other non-current liabilities	(3,619)
Total consideration	$312,739
As of the acquisition date, the gross contractual amount of acquired accounts receivable was $33.4 million and an estimate of contractual cash flows not expected to be collected was $1.3 million.
The valuation of identifiable intangible assets and their estimated useful lives are as follows (dollar amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$74,100	9
Customer relationships	30,400	9
Other	4,300	1
	$108,800
In July 2014, we acquired Mingoa, Ltd., a provider of semiconductor IP for hardware accelerated Ethernet OAM and embedded tests and in September 2014, we acquired Centellax, Inc., a supplier of high-speed analog and RF semiconductor products for the optical communications and Ethernet datacom markets. The estimated consideration for these acquisitions was $51.5 million.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocated the total estimated consideration of Mingoa's and Centellax's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining amount to goodwill. The preliminary allocation is as follows (amounts in thousands):

Cash and cash equivalents	$586
Accounts receivable	2,307
Inventories	5,746
Other current assets	189
Property and equipment	1,898
Other assets	52
Identifiable intangible assets	20,730
Goodwill	28,045
Deferred tax liabilities	(5,530)
Current liabilities	(2,327)
Other non-current liabilities	(178)
Total consideration	$51,518
As of the acquisition date, the gross contractual amount of acquired accounts receivable of $2.3 million was expected to be fully collectible.
The valuation of identifiable intangible assets and their estimated useful lives are as follows (dollar amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$19,100	5
Customer relationships	1,360	4
Other	270	1
	$20,730
Valuation methodology
The fair value of the identified intangible assets for the acquisitions noted above was estimated by performing a discounted cash flow analysis using the "income" approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.
The valuation of completed technology and trade names for the acquisitions noted above was based on the relief-from-royalty income approach, a variation of the income approach. The premise of the relief-from-royalty income approach is that if we had not been assigned the rights to the technology and trade names, we would have to pay royalties to continue to exploit the technology and trade names covered by their claims. To arrive at an estimate of royalty charges, the acquired entities' revenue and profit margins were analyzed to determine the ability to pay a royalty. In addition, the license databases were searched for actual royalty terms based on transactions involving technology and trade name licensing.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Development of new technologies.

•	Acquisition of new customers.

•	Attrition of existing customers.

•	Obsolescence of technology over time.
 Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the acquisitions noted above are not deductible.
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

The purchase price allocation described above is preliminary for the Mingoa and Centellax acquisitions, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation and if material differences exist they could result in retrospective revisions to the purchase price allocation. We utilized the straight line method of amortization for completed technology, customer relationships and trade name.
Supplemental pro forma data (unaudited)
The following supplemental pro forma data summarizes the results of operations for 2014 and 2013, as if we completed the acquisitions listed above as of the first day of 2013. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, acquisition-related expenses, restructuring and severance charges, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. Post-acquisition net sales and earnings on a standalone basis are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	2014	2013
Net sales	$1,180,484	$1,195,356
Net income	$25,478	$22,638
Earnings per share:
Basic	$0.27	$0.25
Diluted	$0.27	$0.25

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES
Inventories are summarized as follows (amounts in thousands):

	September 28, 2014	September 29, 2013
Raw materials	$55,280	$36,436
Work in progress	94,044	86,762
Finished goods	55,681	38,788
	$205,005	$161,986
We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect will generate greater returns. During 2014, our evaluation led us to selectively exit product offerings that we believe will continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe that for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following components (dollar amounts in thousands):

	Asset Life	September 28, 2014	September 29, 2013
Buildings	20-40 years	$40,109	$37,773
Machinery and equipment	3-10 years	339,800	328,652
Furniture and fixtures	5-10 years	9,917	10,918
Leasehold improvements	Shorter of asset life or life of lease	46,967	38,698
		436,793	416,041
Accumulated depreciation		(303,758)	(303,529)
Land		2,084	1,725
Construction in progress		13,593	10,921
		$148,712	$125,158

Depreciation expense was $32.9 million, $28.8 million and $31.3 million in 2014, 2013 and 2012, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	September 28, 2014		September 29, 2013		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$402,670	$(201,337)	$309,470	$(157,472)	2 to 15
Customer relationships	301,790	(152,462)	270,030	(107,474)	4 to 15
Backlog, trade name and other	17,917	(16,685)	13,341	(12,720)	1 to 5
	$722,377	$(370,484)	$592,841	$(277,666)
Non-amortizing intangible assets
Goodwill	$885,610		$790,236

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our goodwill for the years ended September 28, 2014 and September 29, 2013 is as follows (amounts in thousands):

	September 28, 2014	September 29, 2013
Beginning balance	$790,236	$790,236
Additions from acquisitions	95,374	—
Ending balance	$885,610	$790,236

Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended September 28, 2014 is as follows (amounts in thousands):

	2014	2013	2012
Amortizable intangible assets
Completed technology	$43,863	$39,005	$40,621
Customer relationships	44,988	42,589	41,451
Backlog, trade name and other	3,958	3,225	22,684
	$92,809	$84,819	$104,756
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$88,186	$83,638	$80,473	$37,838	$15,573	$46,185
6.        ACCRUED LIABILITIES
Accrued liabilities consisted of the following components (amounts in thousands):

	September 28, 2014	September 29, 2013
Payroll, bonus and employee benefits	$34,278	$24,649
Deferred revenue	11,430	5,565
Outside services	9,616	10,258
Warranties	6,882	2,809
Restructuring and severance	8,439	8,587
Commissions	4,026	2,799
Income taxes	971	2,291
Licenses	1,107	786
Sales and property taxes	1,081	785
Interest	67	1,276
Other	7,805	3,804
	$85,702	$63,609
Accrued warranties of $6.9 million includes a $3.8 million balance assumed as part of the Microsemi – FTD acquisition.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INCOME TAXES
Pretax income (loss) was generated from the following sources for each of the three fiscal years in the period ended September 28, 2014 (amounts in thousands):

	2014	2013	2012
Domestic	$(62,702)	$(38,709)	$(88,964)
Foreign	86,618	94,772	74,239
Total	$23,916	$56,063	$(14,725)

The provision for income taxes consisted of the following components for each of the three fiscal years in the period ended September 28, 2014 (amounts in thousands):

	2014	2013	2012
Current:
Federal	$—	$812	$(16)
State	264	806	228
Foreign	3,914	3,115	3,458
Deferred:
Federal	(6,534)	2,306	5,061
State	(155)	1,385	2,255
Foreign	3,304	3,965	3,964
	$793	$12,389	$14,950

We recorded a provision for income taxes of $0.8 million on pretax income of $23.9 million in 2014 compared to a provision for income taxes of $12.4 million on pre-tax income of $56.1 million in 2013, and a provision for income taxes of $15.0 million on pretax loss of $14.7 million in 2012. These provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets, and release of valuation allowance due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in 2014 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2014 and 2013 we increased the valuation allowance by $8.9 million and $13.9 million, respectively, which primarily related to deductions for intangible (non-goodwill) amortization, partially offset by the release of valuation allowance due to the deferred tax liabilities acquired. During 2012 we increased the valuation allowance by $179.3 million, which primarily related to the acquisition of Microsemi - CMPG during the quarter ended January 1, 2012, and the recording of the deferred tax assets related to the acquisition.
We have federal and state net operating losses ("NOLs") of approximately $308.7 million and $170.0 million, respectively, that begin expiring in 2021 and 2014, respectively. Of the total NOL carryforward, $34.6 million related to the excess tax benefit from employee stock compensation and stockholders' equity will increase by $34.6 million if and when such excess tax benefits are ultimately realized. We have foreign NOLs of approximately $259.2 million that begin expiring in 2032. We have federal and state research and experimentation credits of approximately $45.7 million and $66.1 million, respectively. We have foreign research and experimentation credits of approximately $81.5 million that begin expiring in 2017 and incentive deductions of approximately $29.0 million. that carry forward indefinitely. We have federal foreign tax credits of approximately $4.7 million. We have federal and state enterprise zone credits, federal and state investment tax credits, and alternative minimum tax credits totaling $9.0 million that begin expiring in 2015. The utilization of NOLs and credits acquired through an acquisition may be subject to limitations due to change in control.
No provision has been made for future income taxes on undistributed earnings of foreign operations (except for insignificant jurisdictions) since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable, as such liability is dependent upon a number of factors, including foreign tax credit position that would exist at the time any remittance would occur. At the end of 2014 and 2013, these undistributed earnings aggregated approximately $430.4 million and $357.4 million, respectively.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense for each of the three fiscal years in the period ended September 28, 2014 (amounts in thousands):

	2014	2013	2012
Tax computed at federal statutory rate	$8,372	$19,622	$(5,153)
State taxes, net of federal impact	(1,064)	(1,468)	(3,244)
Foreign income taxed at different rates	(24,667)	(20,523)	(18,207)
Tax credits and incentives	(2,757)	(5,418)	(1,096)
Stock award compensation	1,157	197	295
Unrecognized tax benefits	1,410	(392)	1,981
U.S. tax on foreign income	4,061	1,374	18,150
Income tax return to provision	(189)	(875)	(3,153)
Non-deductible permanent items	869	167	1,682
Pre-acquisition loss carry forwards	(11,414)	—	(4,043)
Expiration of tax attributes	2,931	—	—
Foreign declared dividend	3,642	—	—
Withholding taxes	300	700	—
Other differences, net	493	164	9
Valuation allowance	17,649	18,841	27,729
	$793	$12,389	$14,950

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in thousands):

	September 28, 2014	September 29, 2013
Accounts receivable, net	$1,173	$945
Inventories	14,501	9,264
Accrued employee benefit expenses	8,806	4,230
Net operating losses	149,571	140,555
Tax credits and incentives	144,219	140,069
Accrued other expenses	11,397	6,287
Deferred equity compensation	16,725	14,845
Property and equipment, net	3,115	3,242
Other assets	11,753	9,797
Total deferred tax assets	361,260	329,234
Intangible assets	(127,213)	(100,050)
Foreign declared dividend	(3,642)	—
Total deferred tax liabilities	(130,855)	(100,050)
Less valuation allowance	(218,946)	(210,073)
	$11,459	$19,111

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	September 28, 2014	September 29, 2013	September 30, 2012
Beginning gross unrecognized tax benefits	$69,571	$58,016	$32,370
Additions based on tax positions related to the current year	2,389	3,238	12,786
Additions based on current year acquisitions	28,861	—	10,615
Additions based on tax positions of prior years	459	12,845	2,605
Reductions based on tax positions of prior years	—	(2,805)	(169)
Reductions for lapses and settlements	(3,609)	(1,723)	(191)
Ending gross unrecognized tax benefit	$97,671	$69,571	$58,016

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended September 28, 2014, September 29, 2013, and September 30, 2012, we recognized approximately $0.7 million, $0.0 million, and $2.0 million, respectively, in interest and penalties. The cumulative interest and penalties at September 28, 2014 and September 29, 2013 were $6.6 million and $5.9 million, respectively.
Unrecognized tax benefits of $59.8 million (including interest) at September 28, 2014 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $19.7 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2013 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2010 to 2013 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. As of September 28, 2014, the IRS has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.

8.	CREDIT AGREEMENT AND RELATED INSTRUMENTS
Credit Agreement
We are a party to a senior secured credit facility with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of September 28, 2014, we had $698.0 million in term loan borrowings and no revolving borrowings.
During the quarter ended March 30, 2014, we entered into Amendment No. 5 to our Amended and Restated Credit Agreement dated as of October 13, 2011 (as amended, the "Credit Agreement") with RBC as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. The amendment provided for (i) new pricing term for certain of our term loans, (ii) certain modifications to the excess cash flow prepayment and restricted payment provisions, and (iii) an increase in the amount of incremental credit facilities that Microsemi can request to an aggregate amount not to exceed $300.0 million plus certain amounts based on the Company’s leverage ratio. In connection with the amendment, RBC replaced Morgan Stanley Senior Funding, Inc. ("MSSF") as administrative agent and Morgan Stanley & Co. LLC as collateral agent under the Credit Agreement. We accounted for the amendment as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to the $89.5 million that exited the syndicate. Accordingly, during the quarter ended March 30, 2014, we recorded debt extinguishment expense of $0.7 million. The amendment did not impact the net principal balance outstanding as amounts that exited the syndicate were replaced.
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
The fair value of our term loans was approximately $693.0 million at September 28, 2014 and $674.3 million at September 29, 2013. We classify this valuation as a Level 2 fair value measurement.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At September 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 28, 2014 were as follows (dollar amounts in thousands):

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of September 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
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
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 28, 2014.
Interest Rate Swap Agreement
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement has a notional amount of $24.0 million, a fixed rate of 2.21% and expires in January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. As of September 29, 2013, we had recorded a current liability of $0.3 million and a long-term liability of $0.4 million. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.6 million in 2014 and income of $1.3 million in 2013.

9.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of (amounts in thousands):

	September 28, 2014	September 29, 2013
Unrecognized tax benefits	$17,376	$16,546
Deferred rent	13,671	15,510
Pension and retirement	8,853	7,164
Restructuring	3,836	—
Environmental	200	372
Capital leases	55	2,873
Interest rate swaps	—	368
Other	2,887	1,536
Total	$46,878	$44,369

10.	STOCK-BASED COMPENSATION
Stock Based Compensation
In February 2014, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendment a) increased the share limit by an additional 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is 33.3 million shares; b) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2019. The 2008 Plan's termination date of

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 5, 2021 remained unchanged, as did the number of shares counted against the share limit for every one share issued in connection with a full-value award, which remained 2.41.
Except as described in this paragraph, shares that are subject to or underlie awards which expire or for any reason, are canceled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2008 Plan that is a full-value award, as well as any shares exchanged by a participant or withheld by the Company or one of its subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan.
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
Stock-based compensation expense was $43.9 million in 2014, $35.2 million in 2013 and $36.7 million in 2012. At September 28, 2014, unamortized compensation expense related to unvested stock awards was $46.6 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.4 years.
Remaining share-units available for grant, assuming the issuance of performance units at target, at September 28, 2014, September 29, 2013 and September 30, 2012 under the 2008 Plan were 14.1 million, 12.2 million and 16.0 million, respectively.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in thousands):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at October 2, 2011	9,474	$19.84	$12,684	3.1
Exercised	(1,933)	$16.82	$7,619
Forfeited	(567)	$24.99
Outstanding at September 30, 2012	6,974	$20.26	21,557	2.5
Exercised	(1,944)	$14.16	$16,956
Forfeited	(348)	$24.33
Outstanding at September 29, 2013	4,682	$22.49	$14,702	1.7
Assumed from acquisition	578	$20.08
Exercised	(1,228)	$16.39	$16,956
Forfeited	(1,364)	$26.55
Outstanding at September 28, 2014	2,668	$22.70	$7,413	2.0
Exercisable at September 28, 2014	2,404	$22.91	6,280	1.6
Exercisable and expected to vest after September 28, 2014	2,666	$22.7	$7,405	2.0
In connection with the acquisition Symmetricom, Inc. in 2014, we assumed stock options and converted them to Microsemi awards in accordance with the merger agreement.
Quantity and weighted-average exercise prices related to stock options and stock appreciation rights outstanding as of September 28, 2014 and stratified by exercise price are as follows (quantity in thousands):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than or equal to $20.00	521	$14.33	607	$14.34
Greater than $20.00	1,870	$25.30	2,061	$25.16
	2,391	$22.91	2,668	$22.70
Weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense for assumed grants in 2014 are as follows. There were no stock options or stock appreciation rights granted or assumed in 2012 or 2013.

Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
$20.08	0.5%	—%	2.7	31.0%
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to restricted stock awards are as follows (quantity in thousands):

	Quantity	Weighted-Average Grant Price
Outstanding at October 2, 2011	2,350	$19.44
Granted	1,656	$19.41
Vested	(1,281)	$19.27
Forfeited	(70)	$19.34
Outstanding at September 30, 2012	2,655	$19.51
Granted	1,887	$20.39
Vested	(1,363)	$19.10
Forfeited	(115)	$20.16
Outstanding at September 29, 2013	3,064	$20.21
Granted	1,589	$24.67
Vested	(1,393)	$20.41
Forfeited	(186)	$22.11
Outstanding at September 28, 2014	3,074	$22.31
Performance Units
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. Vesting of performance units issued in 2013 and 2014 contain a market condition and the Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the date fair value of each award.
Performance units granted in 2012 vested based on our growth in net sales and earnings per share (subject to certain adjustments) for 2012 and 2013 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. For these performance stock units, 50% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 50% will be subject to the earnings per share metric for the performance period. In November 2013, the Compensation Committee determined that 86% of the target number of units vested at the time of the committee's determination (which represents a vesting percentage of 116% based on the committee’s determination, minus the 30% of the target number of units that vested based on 2012 performance).
Performance units granted in 2013 are eligible to vest based on our achievement of net sales and earnings per share (subject to certain adjustments) levels for 2013, 2014 and 2015. For these performance stock units, 25% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 75% will be subject to the earnings per share metric for the performance period. In addition, the vesting of the award will also be determined in part by our total shareholder return over the performance period covered by the award relative to the peer group. A portion of the award may be earned based on performance in each year of the performance period. In November 2013, the Compensation Committee determined that our performance did not exceed minimum thresholds. Accordingly, no performance units granted in 2013 vested.
Performance units granted in 2014 vested based on our growth in net sales and earnings per share (subject to certain adjustments) for 2014, 2015, and 2016 in comparison with the growth in net sales and adjusted earnings per share over the same period for a peer group selected by the Compensation Committee. For these performance stock units, 40% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 60% will be subject to the earnings per share metric for the performance period. In addition, the vesting of the award will also be determined in part by our total shareholder return over the performance period covered by the award relative to the peer group. A portion of the award may be earned based on performance in each year of the performance period.

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information related to performance units are as follows (quantity report at target and in thousands):

	Quantity	Weighted-Average Grant Price
Outstanding at September 30, 2012	350	$17.77
Granted	350	$21.62
Vested	(105)	$17.77
Outstanding at September 29, 2013	595	$20.03
Granted	332	$26.27
Vesting in excess of target	56	$17.77
Vested	(301)	$17.77
Outstanding at September 28, 2014	682	$23.88

11.	EMPLOYEE BENEFIT PLANS
We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. During 2014, employer contributions were $3.6 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed a pension plan in Germany related to our acquisition of Microsemi - CMPG in 2012 that covers employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under this plan.  The pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. As of September 28, 2014, the fair value of plan assets was $5.1 million and benefit obligations were $7.6 million. During 2014, we recorded an unrealized actuarial loss on pension benefits of $0.7 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 3.2% to 2.1%. There are no employer contributions expected in the next twelve months.

12.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in thousands):

2015	2016	2017	2018	2019	Thereafter
$21,639	$19,154	$15,150	$12,652	$11,711	$20,645

Lease expense charged to income was $23.5 million in 2014, $20.2 million in 2013 and $21.4 million in 2012.
Contingencies
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.9 million and $1.5 million at September 28, 2014 and September 29, 2013, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability, financial impact or other sanctions imposed on us from these matters could differ materially from those projected.

13.	RESTRUCTURING AND SEVERANCE CHARGES
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 29, 2013	$1,826	$6,936	$—	$8,762
Assumed from acquisition	799	1,885	—	2,684
Provisions	13,915	11,437	9,248	34,600
Reversal of prior provision	(339)	(2,756)	—	(3,095)
Cash expenditures	(13,871)	(8,786)	(2,535)	(25,192)
Other non-cash settlement	1,749	(519)	(6,713)	(5,483)
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
We recorded net provisions for employee severance of $13.6 million for 2014, which covered approximately 350 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $11.4 million for 2014, of which $7.9 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited and $3.0 million was recorded for lease termination costs. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $2.8 million reversal of prior provision related to a lease termination agreement executed during 2014 for a manufacturing facility in Scottsdale, Arizona. We recorded provisions for this facility when it ceased production activities in 2011.
We recorded net provisions for other associated costs for restructuring of $9.2 million for 2014 primarily for facility and equipment impairments and costs incurred to close facilities and relocate operations, and included in this amount was a charge of $1.5 million related to the sale of a property that was previously used primarily as a manufacturing facility.

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

MICROSEMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on a customer's ship-to location and by estimated end market are as follows (amounts in thousands):

	2014	2013	2012
Net Sales:
United States	$604,358	$514,632	$501,257
Europe	163,669	142,343	165,942
Asia	338,448	292,589	320,430
Other	31,788	26,380	24,866
Total	$1,138,263	$975,944	$1,012,495

Aerospace	$169,613	$187,006	$212,293
Communications	407,593	278,126	311,952
Defense & Security	302,714	306,311	286,430
Industrial	258,343	204,501	201,820
Total	$1,138,263	$975,944	$1,012,495
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 11% in 2012 and there were no countries outside the United States exceeding 10% in 2014 and 2013.
Property and equipment, net by geographic area are as follows (amounts in thousands):

	2014	2013	2012
United States	$117,867	$100,736	$93,496
Europe	12,167	12,558	13,253
Asia	16,766	10,209	7,912
Other	1,912	1,655	1,485
Total	$148,712	$125,158	$116,146

15.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
Selected quarterly financial data are as follows (amounts in thousands, except earnings per share):

	Quarters ended in fiscal year 2014
	September 28, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$303,315	$292,301	$287,016	$255,631
Gross profit	$170,966	$153,590	$148,639	$138,308
Net income (loss)	$32,797	$(4,293)	$(6,759)	$1,379
Basic earnings (loss) per share	$0.35	$(0.05)	$(0.07)	$0.01
Diluted earnings (loss) per share	$0.34	$(0.05)	$(0.07)	$0.01

	Quarters ended in fiscal year 2013
	September 29, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$250,383	$242,630	$235,333	$247,598
Gross profit	$142,838	$138,312	$133,465	$142,573
Net income (loss)	$14,086	$18,279	$(2,905)	$14,214
Basic earnings (loss) per share	$0.16	$0.20	$(0.03)	$0.16
Diluted earnings (loss) per share	$0.15	$0.20	$(0.03)	$0.16

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Allowance for doubtful accounts
September 30, 2012	$2,149	$(497)	$—	$(29)	$1,623
September 29, 2013	$1,623	$(43)	$—	$(377)	$1,203
September 28, 2014	$1,203	$564	$—	$(430)	$1,337
Tax valuation allowance
September 30, 2012	$16,803	$27,729	$151,615	$—	$196,147
September 29, 2013	$196,147	$18,841	$(4,915)	$—	$210,073
September 28, 2014	$210,073	$17,649	$(8,776)	$—	$218,946

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
As of September 28, 2014, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2014.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 28, 2014.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION
Inapplicable.
PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 28, 2014. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
Our Board has adopted a Code of Ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. The Code of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act and is our "code of conduct" within the meaning of the listing standards of the NASDAQ Stock Market.
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
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading "Audit Matters."

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
John W. Hohener
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)
Dated: November 13, 2014

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

Signature	Title	Date

/s/ James J. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 13, 2014
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 13, 2014
John W. Hohener

/s/ Dennis R. Leibel	Director (Lead Independent Director)	November 13, 2014
Dennis R. Leibel

/s/ Thomas R. Anderson	Director	November 13, 2014
Thomas R. Anderson

/s/ William E. Bendush	Director	November 13, 2014
William E. Bendush

/s/ Paul F. Folino	Director	November 13, 2014
Paul F. Folino

/s/ William L. Healey	Director	November 13, 2014
William L. Healey

/s/ Matthew E. Massengill	Director	November 13, 2014
Matthew E. Massengill

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated as of October 21, 2013 by and among Microsemi Corporation, PETT Acquisition Corp. and Symmetricom, Inc.(21)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation(19)*

3.2	Third Amended and Restated Bylaws of Microsemi Corporation(35)*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation(6)

10.1	Microsemi Corporation 1987 Stock Plan, and amendments thereto(4)*

10.1.1	Form of Employee Stock Option Agreement prior to August 17, 2004(3)*

10.1.2	Form of Employee Stock Option Agreement from and after August 17, 2004(3)*

10.1.3	Form of Employee Stock Option Agreement from and after September 26, 2005(5)*

10.1.4	Form of Employee Stock Option Agreement from and after February 22, 2006(7)*

10.1.5	Form of Employee Stock Option Agreement from and after March 28, 2006(9)*

10.1.6	Form of Non-Employee Stock Option Agreement from and after February 22, 2006(7)*

10.1.8	Form of Stock Option Exchange Grant and Replacement Option Agreement(1)*

10.1.8	Form of Amendment of Eligible Unvested Options(4)*

10.1.9	Form of Notice of Restricted Stock Award and Restricted Stock Agreement(10)*

10.1.10	Form of Notice of Restricted Stock Award and Employee Restricted Stock Agreement(11)*

10.1.11	Form of Notice of Restricted Stock Award and Non-Employee Restricted Stock Agreement(11)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended(34)*

10.2.1	Form of Notice of Grant of Restricted Stock Award and Terms and Conditions under 2008 Performance Incentive Plan(13)*

10.2.2	Form of Notice of Grant and Terms and Conditions of Stock Option under 2008 Performance Incentive Plan(13)*

10.2.3	Form of Performance Stock Unit Award Agreement - Fiscal 2013-2015(30)*

10.2.4	Form of Performance Stock Unit Award Agreement - Fiscal 2014-2016(36)*

10.3	Microsemi Corporation Cash Bonus Plan(13)*

10.4	Fiscal 2014 Executive Non-Equity Incentive Plan(37)*

10.5	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation(15)*

10.6	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (15)*

10.7	Form of Executive Retention Agreement for Named Executive Officers other than James J. Peterson and John W. Hohener(15)*

10.8	Form of Amendment to Executive Retention Agreement for Named Executive Officers to Address Section IRC Section 409A Considerations (38)*

10.11	Summary of Compensation Arrangements for Named Executive Officers†

10.12	Directors’ Compensation Policy†*

10.14	Form of Officers and Directors Indemnification Agreement(12)*

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company(8)

10.16
Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein(17)

10.16.1	Amendment No. 1 to Credit Agreement, dated as of March 2, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein(20)

10.16.2
Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein(22)

10.16.3
Amendment No. 3 to Credit Agreement, dated as of February 17, 2012, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein.(25)

10.16.4	Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein.(28)

10.16.5	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc.(26)

10.16.6
Amendment No. 5 to Credit Agreement, dated as of March 18, 2014, by and among Microsemi Corporation, Royal Bank of Canada, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein.(32)

10.17	Commitment Letter, dated October 21, 2013, between Microsemi Corporation and Morgan Stanley Senior Funding, Inc.(29)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014†

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 9, 1998.
(1)	Incorporated by reference to Exhibit 99(D)(2) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-20930) as filed on November 1, 2002.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 19, 2002.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 24, 2004.
(4)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 28, 2005.
(6)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(7)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(8)	Incorporated by reference to the indicated Exhibit to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(9)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 3, 2006.
(10)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 4, 2007.
(11)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 3, 2007.
(12)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(13)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(14)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on April 30, 2009.
(15)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.

(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 4, 2010.
(17)	Incorporated by reference to the indicated Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.
(18)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 23, 2010.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(20)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011.
(21)	Incorporated by reference to Exhibit 2.1 of Symmetricom Inc.’s Current Report on Form 8-K (File No. 0-02287) filed with the Commission October 22, 2013.
(22)	Incorporated by reference to the Exhibit to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011.
(23)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2011.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012.
(25)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012.
(26)	Incorporated by reference to the indicated Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 8, 2012.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 22, 2013.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 25, 2013.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(30)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2012.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 24, 2014.
(32)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 14, 2013.
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 13, 2014.
(34)	Incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 15, 2013.
(35)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 29, 2014.
(36)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 29, 2014.
(37)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.