Form 10-Q
period 2014-12-28
MICROSEMI CORP
filed 2015-01-28
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 28, 2014
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No   ☒

The number of outstanding shares of Common Stock on January 21, 2015 was 95,099,603.

Microsemi Corporation	2

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

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

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

Microsemi Corporation	3

•	expectations regarding our outlook for our end markets.
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

Microsemi Corporation	4

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter ended December 28, 2014 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statements of cash flows for the quarter ended December 28, 2014, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of December 28, 2014 and September 28, 2014, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in thousands, except par value)

	December 28, 2014	September 28, 2014
Assets
Current assets:
Cash and cash equivalents	$182,954	$162,182
Accounts receivable, net of allowances of $23,999 at December 28, 2014 and $22,193 at September 28, 2014	187,494	191,168
Inventories	202,775	205,005
Deferred income taxes, net	27,303	27,303
Other current assets	34,193	32,924
Total current assets	634,719	618,582
Property and equipment, net	150,919	148,712
Goodwill	885,606	885,610
Intangible assets, net	328,333	351,893
Deferred income taxes, net	21,024	23,494
Other assets	32,497	32,805
Total assets	$2,053,098	$2,061,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73,155	$75,521
Accrued liabilities	84,343	85,702
Total current liabilities	157,498	161,223
Credit facility	698,026	698,026
Deferred income taxes	39,308	39,339
Other long-term liabilities	46,224	46,878
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000 authorized; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 95,050 issued and outstanding at December 28, 2014 and 95,633 issued and outstanding at September 28, 2014	19,010	19,126
Capital in excess of par value of common stock	776,524	799,210
Retained earnings	318,256	298,565
Accumulated other comprehensive loss	(1,748)	(1,271)
Total stockholders’ equity	1,112,042	1,115,630
Total liabilities and stockholders' equity	$2,053,098	$2,061,096

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited, amounts in thousands, except earnings per share)

	Quarter Ended
	December 28, 2014	December 29, 2013
Net sales	$303,574	$255,631
Cost of sales	135,501	117,323
Gross profit	168,073	138,308
Operating expenses:
Selling, general and administrative	60,117	57,407
Research and development costs	47,515	44,125
Amortization of intangible assets	23,560	21,963
Restructuring and severance charges	7,142	7,653
Total operating expenses	138,334	131,148
Operating income	29,739	7,160
Other expenses:
Interest (expense), net	(6,153)	(7,582)
Other income (expense), net	(469)	(314)
Total other (expense)	(6,622)	(7,896)
Income (loss) before income taxes	23,117	(736)
Provision (benefit) for income taxes	3,426	(2,115)
Net income	$19,691	$1,379
Earnings per share:
Basic	$0.21	$0.01
Diluted	$0.21	$0.01
Weighted-average common shares outstanding:
Basic	93,925	92,102
Diluted	95,115	93,527

Net income	$19,691	$1,379
Other comprehensive income (loss), net of tax:
Translation adjustment	(1,704)	276
Unrealized actuarial loss on pension benefits	(44)	(44)
Other comprehensive income (loss), net of tax	(1,748)	232

Total comprehensive income	$17,943	$1,611

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in thousands)

	Quarter Ended
	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$19,691	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,456	29,525
Change in allowance for doubtful accounts	(85)	97
Amortization of deferred financing cost	204	177
Loss on disposition or impairment of assets	1,680	—
Deferred income taxes	2,440	(3,650)
Charge for stock based compensation	10,696	10,083
Change in assets and liabilities (net of acquisition):
Accounts receivable	3,759	18,373
Inventories	2,230	(2,150)
Other current assets	(1,336)	5,258
Other assets	(284)	(869)
Accounts payable	(2,142)	3,677
Accrued liabilities	(2,269)	(2,863)
Other long-term liabilities	(144)	3,496
Net cash provided by operating activities	66,896	62,533
Cash flows from investing activities:
Purchases of property and equipment	(13,098)	(12,095)
Proceeds from the sale of short term investments	149	39,393
Payments for acquisitions, net of cash acquired	—	(279,147)
Net cash used in investing activities	(12,949)	(251,849)
Cash flows from financing activities:
Proceeds from credit facility	—	200,000
Repayments of credit facility	—	(50,000)
Payments of credit facility issuance costs	—	(1,521)
Repurchase of common stock	(25,000)	—
Stock settled tax withholdings	(15,868)	(38)
Net proceeds from stock awards	7,693	2,560
Net cash (used in) provided by financing activities	(33,175)	151,001
Net increase (decrease) in cash and cash equivalents	20,772	(38,315)
Cash and cash equivalents at beginning of period	162,182	256,433
Cash and cash equivalents at end of period	$182,954	$218,118

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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

	Quarter Ended
	December 28, 2014	December 29, 2013
Basic
Net income	$19,691	$1,379
Weighted-average common shares outstanding	93,925	92,102
Basic earnings per share	$0.21	$0.01

Diluted
Net income	$19,691	$1,379
Weighted-average common shares outstanding for basic	93,925	92,102
Dilutive effect of stock awards	1,190	1,425
Weighted-average common shares outstanding on a diluted basis	95,115	93,527
Diluted earnings per share	$0.21	$0.01

For the quarters ended December 28, 2014 and December 29, 2013, we excluded stock awards totaling 0.9 million and 2.7 million, respectively, in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards
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
In April 2014, the FASB issued ASU 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued ASU 2014-15 which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In January 2015, the FASB issued ASU 2015-01 which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the adoption and impact of this ASU, however, we do not anticipate that adoption of this ASU will impact our consolidated financial position and results of operations.

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 Inventories

Inventories are summarized as follows (amounts in thousands):

	December 28, 2014	September 28, 2014
Raw materials	$52,176	$55,280
Work in process	96,215	94,044
Finished goods	54,384	55,681
	$202,775	$205,005
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	December 28, 2014	September 28, 2014
Amortizable intangible assets
Completed technology	$189,883	$201,333
Customer relationships	138,109	149,328
Backlog, trade name and other	341	1,232
	$328,333	$351,893

Non-amortizable intangible assets
Goodwill	$885,606	$885,610

Amortization of intangible assets included in operating expenses for each of the quarters ended December 28, 2014 and December 29, 2013 is as follows (amounts in thousands):

	December 28, 2014	December 29, 2013
Completed technology	$11,450	$10,461
Customer relationships	11,216	10,920
Backlog, trade name and other	894	582
	$23,560	$21,963
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
Amortization expense	$87,784	$84,909	$72,980	$33,206	$14,623	$34,831
Note 4 Income Taxes

For the quarter ended December 28, 2014, we recorded an income tax provision of $3.4 million. For the quarter ended December 29, 2013, we recorded an income tax benefit of $2.1 million. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the quarters ended December 28, 2014 and December 29, 2013 was the combined calculated tax expenses/benefits for various jurisdictions. For the quarter ended December 29,

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

2013, the tax benefit we recorded included the release of valuation allowance that resulted from the allocation of consideration from our acquisition of Microsemi – FTD.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $4.5 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service ("IRS") is currently examining our income tax returns for fiscal years 2007 through 2012 and has raised questions primarily related to transfer pricing. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are accurate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.
Note 5 Credit Agreement and Related Instruments

Credit Agreement
We are a party to a senior secured credit facility (the "Credit Agreement") with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of December 28, 2014, we had $698.0 million in term loan borrowings and no revolving borrowings.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At December 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of December 28, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
The fair value of our term loans was approximately $681.0 million at December 28, 2014 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our term loan facility matures in February 2020 and as of December 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
As of December 28, 2014, our undrawn commitment fee was 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit. The revolving facility expires on November 2, 2015.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of December 28, 2014.
Interest Rate Swap Agreements
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement had a notional amount of $24.0 million, a fixed rate of 2.21% and expired in January 2015. We classify our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreement.
Note 6 Fair Value of Financial Assets and Liabilities

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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 28, 2014
Investment in marketable securities	$4,139	$4,139	$—	$—
Interest rate swap liabilities	$77	$—	$77	$—

December 28, 2014
Investment in marketable securities	$3,969	$3,969	$—	$—
Note 7 Stock-Based Compensation

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

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan.
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash- or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter ended December 28, 2014, stock-based compensation expense was $10.7 million and for the quarter ended December 29, 2013, stock-based compensation expense was $10.1 million.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Quarter Ended	Quantity	Weighted-Average Fair Value per Award
December 29, 2013
Restricted shares	339	$24.72
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01

December 28, 2014
Restricted shares	168	$25.59
Performance stock units	403	$27.54
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
Performance Stock Units
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. Vesting of performance units issued in 2013, 2014 and 2015 contain a market condition and the Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the fair value date of each award.
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
Performance units granted in 2014 and 2015 are eligible to vest based on our rate of growth for net sales and earnings per share (subject to certain adjustments) relative to the growth rates for that metric over the relevant performance period for a peer group of companies. The performance period for the 2014 grants include our fiscal years 2014, 2015 and 2016 and the performance period for the 2015 grants include our fiscal years 2015, 2016 and 2017. A portion of the performance units may vest based on performance after each fiscal year of the performance period.

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

For the 2014 grants, 40% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 60% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 200% of the "target" number of units subject to the award related to that metric. For the 2015 grant, 70% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 30% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric.The maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee. For the 2014 grant, the maximum adjustment is 125% and for the 2015 grant, the maximum adjustment is 150%.
Stock Options
We assumed unvested stock options related to our acquisition of Microsemi – FTD with a weighted-average exercise price of $20.08 per stock option. We derived a weighted-average fair value per stock option using the Black-Scholes option pricing model.
Note 8 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 11% for the quarter ended December 28, 2014 and there were no countries exceeding 10% for the quarter ended December 29, 2013.
Note 9 Stock Repurchase Program

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the company's common stock before September 30, 2016. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The Company has used and plans to continue to use existing cash from available working capital to fund the repurchases. During the quarter ended December 28, 2014, the Company has repurchased 1.0 million shares for $25.0 million at an average price of $24.08 under the program. Repurchased shares were retired and returned to authorized shares.
Note 10 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Provisions	3,709	1,632	1,893	7,234
Reversal of prior provision	(70)	(22)	—	(92)
Cash expenditures	(3,263)	(1,508)	(299)	(5,070)
Other non-cash settlement	—	(133)	(1,594)	(1,727)
Balance at December 28, 2014	$4,455	$8,166	$—	$12,621
We recorded net provisions for employee severance of $3.6 million for the quarter ended December 28, 2014, which covered approximately 100 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months.

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

We recorded net provisions for contract termination costs of $1.6 million for the quarter ended December 28, 2014, of which $1.2 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $1.9 million for the quarter ended December 28, 2014, which consisted of facility and equipment impairments.
Note 11 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.8 million and $1.9 million at December 28, 2014 and September 28, 2014, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

Microsemi Corporation	16

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying condensed consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014, in their entirety.
Unless the context otherwise requires, the "Company," "Microsemi," "we," "our," "ours" and "us" refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits; field programmable gate arrays ("FPGAs"); system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; security technologies and scalable anti-tamper products; Power-over-Ethernet integrated circuits ("ICs") and midspans; as well as custom design capabilities and services.
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
Mission and Vision Statements
Mission: Strengthen and leverage the industry's most comprehensive product technology portfolio, differentiated by power, security, reliability and performance, to expand our leadership position in high-value, high-barrier-to-entry markets. Develop innovative leading-edge solutions that provide our customers with an unparalleled competitive edge, and deliver best-in-class technical service and support.
Vision: Leading-edge semiconductor solutions, solving the most difficult problems where performance matters, reliability is vital and security is non-negotiable.
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

Microsemi Corporation	17

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in thousands):

	Quarter Ended
	December 28, 2014	December 29, 2013	Variance $	Variance %
Net sales	$303,574	$255,631	$47,943	18.8%
Gross profit	$168,073	$138,308	$29,765	21.5%
Gross margin	55.4%	54.1%	1.3%
We recorded an increase in net sales between the quarters ended December 28, 2014 ("Q1 2015") and December 29, 2013 ("Q1 2014"), with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. (sometimes referred to herein as "Microsemi – FTD") which concluded in Q1 2014. As discussed further in "Results of Operations", we recorded an increase in net sales in each of our end markets, with the largest change in Defense & Security with an increase of $20.6 million or 32.5%. On January 22, 2015, we announced that we expect our consolidated net sales for the second quarter of fiscal year 2015 to be flat to down 4.5%.
Gross profit increased $29.8 million to $168.1 million (55.4% of net sales) for Q1 2015 from $138.3 million (54.1% of net sales) for Q1 2014 with gross margin improvements attributable to manufacturing efficiencies.
As discussed further in "Results of Operations", during Q1 2015, we recorded net provisions for employee severance of $3.6 million, contract termination costs of $1.6 million and other associated costs for restructuring of $1.9 million. Contract termination costs and other associated costs resulted from facility consolidation and related equipment charges.
For Q1 2015, we recorded an income tax provision of $3.4 million. For Q1 2014, we recorded an income tax benefit of $2.1 million. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for Q1 2015 was the combined calculated tax expenses/benefits for various jurisdictions.
Uncertain macroeconomic conditions worldwide and international operations and sales subject us to certain risks (see Part II, Item 1A, Risk Factors, "Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations," "The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated," "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations," and "International operations and sales expose us to material risks and may increase the volatility of our operating results").
Markets
Our products include discrete and integrated circuit, module, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace – Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today, including the latest advanced models such as the Boeing 787 Dreamliner, Airbus A350 and Airbus A380. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers.

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

Microsemi Corporation	18

•
Defense & Security – Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, smart munitions, radar applications, next-generation body scanners, and radio and guidance systems.

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

Recent Product Introductions
Microsemi marketed a number of new products that were announced during the recent quarter, including:

•	Ultra secure SmartFusion2® SoC FPGAs and IGLOO2® FPGAs that have more advanced security features at the device, design and system levels than any other leading FPGA manufacturer;

•
ZL30169, a high performance Optical Transport Network (OTN) clock translator fully compliant with the ITU-T G.8251 standard that ensures interoperability and satisfactory network performance, providing output clocks with industry-leading jitter performance of 250fs RMS; and

•	High reliability PD-OUT/SP11, an outdoor-rated lightning protection device supporting both Power-over-Ethernet (PoE) and non-PoE enterprise installations.
RESULTS OF OPERATIONS
Net sales increased $47.9 million or 18.8% to $303.6 million in Q1 2015 from $255.6 million in Q1 2014 with sales in each of our end markets including the benefit of our acquisition of Microsemi – FTD in Q1 2014. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

	Quarter Ended
	December 28, 2014	December 29, 2013
Aerospace	$40,114	$39,620
Communications	110,316	96,894
Defense & Security	83,740	63,185
Industrial	69,404	55,932
	$303,574	$255,631

Net sales in the Aerospace end market increased $0.5 million to $40.1 million in Q1 2015 from $39.6 million in Q1 2014. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We are optimistic about the long-term fundamentals of our Aerospace end market, though we have noted irregular order rates. In the near term, we expect that sales in this end market will be impacted by sanctions on delivery of products used in satellite applications to Russia.
Net sales in the Communications end market increased $13.4 million to $110.3 million in Q1 2015 from $96.9 million in Q1 2014. This end market benefited from contributions from our acquisition of Microsemi – FTD, increased contributions of voice circuit, timing and synchronization products, and higher sales of LTE and gateway applications. We expect long-term growth in this end market, driven by continued strength from our timing and synchronization products, and gateway and enterprise communications applications. With the integration of Microsemi – FTD's products, we believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers are slower than expected, we believe that our design win activity will enable us to outpace industry growth.

Microsemi Corporation	19

Net sales in the Defense & Security end market increased $20.6 million to $83.7 million in Q1 2015 from $63.2 million in Q1 2014 reflecting contributions from our acquisition of Microsemi – FTD and an improving defense market. Q1 2014 was impacted by the rescheduling of orders and industry weakness surrounding the U.S. federal government shutdown. We note a stronger environment with an improving defense budget, growing foreign military sales and normalization of channel inventories.
Net sales in the Industrial end market increased $13.5 million to $69.4 million in Q1 2015 from $55.9 million in Q1 2014. This end market benefited from increased shipments of ultra-low power radios in medical applications, as well as broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast a healthy industrial market based on the strength of our ultra-lower power RF products and several emerging market opportunities. In the near term, we believe that, given the recent decline in oil prices, net sales in this end market will be impacted by products used in energy exploration applications.
Gross profit increased $29.8 million to $168.1 million (55.4% of net sales) for Q1 2015 from $138.3 million (54.1% of net sales) for Q1 2014 with gross margin improvements attributable a reduction of $2.4 million in costs related to manufacturing profit in acquired inventory and an improvement in manufacturing efficiencies.
Selling, general and administrative ("SG&A") expenses increased $2.7 million to $60.1 million for Q1 2015 from $57.4 million in Q1 2014. The increase was due to incremental expense related to our recent acquisitions, and higher selling expense related to our increase in net sales, offset by the favorable impact of cost control measures.
Research and development expense increased $3.4 million to $47.5 million for Q1 2015 from $44.1 million for Q1 2014. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses for each of the quarters ended December 28, 2014 and December 29, 2013 is as follows (amounts in thousands):

	December 28, 2014	December 29, 2013
Completed technology	$11,450	$10,461
Customer relationships	11,216	10,920
Backlog, trade name and other	894	582
	$23,560	$21,963
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Provisions	3,709	1,632	1,893	7,234
Reversal of prior provision	(70)	(22)	—	(92)
Cash expenditures	(3,263)	(1,508)	(299)	(5,070)
Other non-cash settlement	—	(133)	(1,594)	(1,727)
Balance at December 28, 2014	$4,455	$8,166	$—	$12,621

Microsemi Corporation	20

During Q1 2015, we recorded net provisions for employee severance of $3.6 million, which covered approximately 100 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $1.6 million, of which $1.2 million was recorded for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded provisions for other associated costs for restructuring of $1.9 million, which consisted of facility and equipment impairments. During Q1 2014, we recorded restructuring charges of $7.7 million primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD during the quarter.
For Q1 2015, we recorded an income tax provision of $3.4 million and for Q1 2014, we recorded an income tax benefit of $2.1 million. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for Q1 2015 was the combined calculated tax expenses/benefits for various jurisdictions.
Our tax provision for Q1 2015 and Q1 2014 was the combined calculated tax expenses/benefits for various jurisdictions. For Q1 2014, the tax benefit we recorded included the release of valuation allowance that resulted from the allocation of consideration from our acquisition of Microsemi – FTD.
CAPITAL RESOURCES AND LIQUIDITY
We had $183.0 million and $162.2 million in cash and cash equivalents at December 28, 2014 and September 28, 2014, respectively. During the quarter ended December 28, 2014, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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
Net cash provided by operating activities increased $4.4 million to $66.9 million for Q1 2015 from $62.5 million for Q1 2014. A summary of net cash provided by operating activities for Q1 2015 and Q1 2014 is as follows (amounts in thousands):

	Quarter Ended
	December 28, 2014	December 29, 2013
Net income	$19,691	$1,379
Depreciation and amortization	32,456	29,525
Provision for doubtful accounts	(85)	97
Amortization of deferred financing cost	204	177
Loss on disposition or impairment of assets	1,680	—
Deferred income taxes	2,440	(3,650)
Stock-based compensation	10,696	10,083
Net change in working capital accounts	242	22,295
Net change in other long-term assets and liabilities	(428)	2,627
Net cash provided by operating activities	$66,896	$62,533

Microsemi Corporation	21

Accounts receivable decreased $3.7 million to $187.5 million at December 28, 2014 from $191.2 million at September 28, 2014. Inventories decreased $2.2 million to $202.8 million at December 28, 2014 from $205.0 million at September 28, 2014 reflecting improved operational efficiency. Current liabilities decreased $3.7 million to $157.5 million at December 28, 2014 from $161.2 million at September 28, 2014. The net change in working capital accounts during the quarter ended December 29, 2013 were primarily related to our acquisition of Microsemi – FTD.
Net cash used in investing activities was $12.9 million for Q1 2015 compared to $251.8 million for Q1 2014. Net cash used in investing activities for Q1 2015 was $13.1 million in purchases of property and equipment, offset by $0.2 million for the proceeds from the sales of short term investments. Net cash used in investing activities for Q1 2014 consisted of $12.1 million in purchases of property and equipment, and $279.1 million in payments for the acquisition of Microsemi-FTD, net of cash acquired, partially offset by $39.4 million for the proceeds from the sales of short term investments.
Net cash (used in) provided by financing activities was $(33.2) million for Q1 2015 compared to $151.0 million for Q1 2014. Net cash used in financing activities in Q1 2015 consisted of $15.9 million of stock settled tax withholdings, and $25.0 million in the repurchase of common stock, partially offset by $7.7 million in proceeds from stock awards. Net cash provided by financing activities in Q1 2014 consisted of borrowings of $200.0 million under our Credit Agreement, and $2.5 million in net proceeds from stock awards, offset by $1.5 million in credit facility issuance costs and repayment of $50.0 million of the credit facility.
Credit Agreement
We are a party to a senior secured credit facility (the "Credit Agreement") with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of December 28, 2014, we had $698.0 million in term loan borrowings and no revolving borrowings.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At December 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of December 28, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
The fair value of our term loans was approximately $681.0 million at December 28, 2014 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our term loan facility matures in February 2020 and as of December 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
As of December 28, 2014, our undrawn commitment fee was 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit. The revolving facility expires on November 2, 2015.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of December 28, 2014.

Microsemi Corporation	22

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended September 28, 2014.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-04, the objective of which is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance in the update requires that these arrangements be recorded as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In April 2014, the FASB issued ASU 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued ASU 2014-15 which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period

Microsemi Corporation	23

ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In January 2015, the FASB issued ASU 2015-01 which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the adoption and impact of this ASU, however, we do not anticipate that adoption of this ASU will impact our consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in foreign currency exchange rates, credit risk, interest rates or the stock market.
Foreign Currency Exchange Rates
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
Credit Risk
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In the first quarter of 2014, the U.S. government terminated for convenience a $75 million contract, for which we received $33.4 million. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also

Microsemi Corporation	24

subject to a Eurodollar Floor. At December 28, 2014, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of December 28, 2014 were as follows (amounts in thousands):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of December 28, 2014, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise. A 1.00% change in interest rates would result in an annual change of $7.0 million in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2014.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	25

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended September 28, 2014, as filed with the Securities and Exchange Commission (the "SEC") on November 13, 2014. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
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
Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, declining real estate values, volatility in energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government's interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Due to these conditions, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash flows would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our business, financial condition, cash flows and results of operations will be adversely affected.
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

Microsemi Corporation	26

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

Microsemi Corporation	27

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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 28% of total net sales in Q1 2015. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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
Net sales from international markets represent a significant portion of total net sales and totaled 47% in 2014. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

Microsemi Corporation	28

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
International sales of our products that service the aerospace, defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, failure to maintain compliance with U.S. and foreign government regulations, including the FCPA and foreign anti-corruption measures, may result in fines and penalties that may materially and adversely affect our operating results.
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

Microsemi Corporation	29

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

Microsemi Corporation	30

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

•
debt service payments will continue to have a negative impact on our cash flows; and prepayment terms may discourage us from refinancing our current credit agreement or reduce the benefit of lower interest rates.

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

Microsemi Corporation	31

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
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

Microsemi Corporation	32

•	limited availability of components that we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.
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

Microsemi Corporation	33

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

Microsemi Corporation	34

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

Microsemi Corporation	35

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
Although the market for medical devices is growing, customers in this market could reduce their reliance on outside suppliers. The medical device market also fluctuates based on several other factors, such as product recalls and the need to secure regulatory approvals. Product recalls can, from time to time, accelerate sales to levels that cannot be sustained for long periods of time. The timing and qualification of new generations of products brought to market by OEMs can also result in fluctuations in order rates.
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
The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties primarily include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;

•	impurities in the materials used;

•	contamination of the manufacturing environment; and equipment failure.
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

Microsemi Corporation	36

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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
The market price of our stock has fluctuated widely. Between September 30, 2013 and December 28, 2014, the market sale price of our common stock ranged between a low of $20.22 and a high of $29.26. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the company's common stock before September 30, 2016. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan.
The following table summarizes the activity related to stock repurchases for the quarter ended December 28, 2014 (amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 29, 2014 to October 26, 2014	624	$22.84	624	$85,750
October 27, 2014 to November 23, 2014	414	25.95	414	75,000
	1,038	$24.08	1,038	$75,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

Microsemi Corporation	41

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2015 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

Microsemi Corporation	42

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
 Dated: January 27, 2015

Microsemi Corporation	43

Exhibit Index

Exhibit Number	Description

10.1	Form of Performance Stock Award Agreement†*

10.2	Fiscal 2015 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 27, 2015††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended December 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

Microsemi Corporation	44