Form 10-Q
period 2015-03-29
MICROSEMI CORP
filed 2015-04-28
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 29, 2015
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
The number of outstanding shares of Common Stock on April 22, 2015 was 95,176,496.

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

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter and six months ended March 29, 2015 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statements of cash flows for the six months ended March 29, 2015, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of March 29, 2015 and September 28, 2014, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair statement of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in thousands, except par value)

	March 29, 2015	September 28, 2014
Assets
Current assets:
Cash and cash equivalents	$236,321	$162,182
Accounts receivable, net of allowances of $24,496 at March 29, 2015 and $22,193 at September 28, 2014	181,383	191,168
Inventories	204,435	205,005
Deferred income taxes, net	27,303	27,303
Other current assets	32,483	32,924
Total current assets	681,925	618,582
Property and equipment, net	151,691	148,712
Goodwill	886,865	885,610
Intangible assets, net	305,619	351,893
Deferred income taxes, net	19,483	23,494
Other assets	33,861	32,805
Total assets	$2,079,444	$2,061,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,987	$75,521
Accrued liabilities	82,668	85,702
Total current liabilities	152,655	161,223
Credit facility	698,026	698,026
Deferred income taxes	39,254	39,339
Other long-term liabilities	47,046	46,878
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000 authorized; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 95,094 issued and outstanding at March 29, 2015 and 95,633 issued and outstanding at September 28, 2014	19,019	19,126
Capital in excess of par value of common stock	783,575	799,210
Retained earnings	343,139	298,565
Accumulated other comprehensive loss	(3,270)	(1,271)
Total stockholders’ equity	1,142,463	1,115,630
Total liabilities and stockholders' equity	$2,079,444	$2,061,096

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net sales	$296,188	$287,016	$599,762	$542,647
Cost of sales	126,921	138,377	262,422	255,700
Gross profit	169,267	148,639	337,340	286,947
Operating expenses:
Selling, general and administrative	60,976	62,965	121,093	120,372
Research and development costs	46,443	49,283	93,958	93,408
Amortization of intangible assets	22,713	24,309	46,273	46,272
Restructuring and severance charges	3,771	4,767	10,913	12,420
Total operating expenses	133,903	141,324	272,237	272,472
Operating income	35,364	7,315	65,103	14,475
Other expenses:
Interest (expense), net	(5,928)	(7,615)	(12,081)	(15,197)
Other income (expense), net	(374)	(1,191)	(843)	(1,505)
Total other expense	(6,302)	(8,806)	(12,924)	(16,702)
Income (loss) before income taxes	29,062	(1,491)	52,179	(2,227)
Provision for income taxes	4,179	5,268	7,605	3,154
Net income (loss)	$24,883	$(6,759)	$44,574	$(5,381)
Earnings (loss) per share:
Basic	$0.26	$(0.07)	$0.47	$(0.06)
Diluted	$0.26	$(0.07)	$0.47	$(0.06)
Weighted-average common shares outstanding:
Basic	93,984	92,805	93,954	92,455
Diluted	95,345	92,805	95,184	92,455

Net income (loss)	$24,883	$(6,759)	$44,574	$(5,381)
Other comprehensive income (loss), net of tax:
Translation adjustment	(2,408)	122	(1,855)	446
Unrealized actuarial (loss) on pension benefits	(68)	(44)	(144)	(88)
Other comprehensive income (loss), net of tax	(2,476)	78	(1,999)	358

Total comprehensive income (loss)	$22,407	$(6,681)	$42,575	$(5,023)

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in thousands)

	Six Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income (loss)	$44,574	$(5,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,872	62,432
Change in allowance for doubtful accounts	(3)	143
Amortization of deferred financing cost	408	335
Write-off of deferred financing costs	—	526
Loss on disposition or impairment of assets	2,142	519
Deferred income taxes	3,927	699
Charge for stock-based compensation	22,348	21,441
Change in assets and liabilities (net of acquisition):
Accounts receivable	9,788	(468)
Inventories	59	7,949
Other current assets	(273)	2,642
Other assets	(3,122)	(544)
Accounts payable	(4,190)	3,707
Accrued liabilities	(3,375)	(3,858)
Other long-term liabilities	245	2,601
Net cash provided by operating activities	136,400	92,743
Cash flows from investing activities:
Purchases of property and equipment	(24,405)	(20,850)
Proceeds from the sale of short term investments	304	39,393
Payments for acquisitions, net of cash acquired	(137)	(287,352)
Net cash used in investing activities	(24,238)	(268,809)
Cash flows from financing activities:
Proceeds from credit facility	—	289,462
Repayments of credit facility	—	(80,000)
Payments of credit facility issuance costs	—	(1,521)
Extinguishment of debt	—	(89,462)
Repurchase of common stock	(50,000)	—
Stock settled tax withholdings	(17,119)	(352)
Proceeds from exercise of stock options	29,096	6,700
Net cash (used in) provided by financing activities	(38,023)	124,827
Net increase (decrease) in cash and cash equivalents	74,139	(51,239)
Cash and cash equivalents at beginning of period	162,182	256,433
Cash and cash equivalents at end of period	$236,321	$205,194

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and six months ended March 29, 2015 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair statement of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
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

	Quarter Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Basic
Net income (loss)	$24,883	$(6,759)	$44,574	$(5,381)
Weighted-average common shares outstanding	93,984	92,805	93,954	92,455
Basic earnings (loss) per share	$0.26	$(0.07)	$0.47	$(0.06)

Diluted
Net income (loss)	$24,883	$(6,759)	$44,574	$(5,381)
Weighted-average common shares outstanding for basic	93,984	92,805	93,954	92,455
Dilutive effect of stock awards	1,361	—	1,230	—
Weighted-average common shares outstanding on a diluted basis	95,345	92,805	95,184	92,455
Diluted earnings (loss) per share	$0.26	$(0.07)	$0.47	$(0.06)

For the quarters and six months ended March 29, 2015 and March 30, 2014, we excluded stock awards totaling 0.2 million and 3.1 million for the quarters, and 0.8 million and 3.0 million for the six months ended, respectively, in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

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
In April 2014, the FASB issued ASU 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein, with early adoption permitted. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In April 2015, the FASB voted to propose a one-year deferral of this ASU. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
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
In January 2015, the FASB issued ASU 2015-01 which eliminates from generally accepted accounting principles the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the adoption and impact of this ASU, however, we do not anticipate that adoption of this ASU will impact our consolidated financial position and results of operations.
In April 2015, the FASB issued ASU 2015-03 whose object is to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

of debt liability, consistent with debt discounts and premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In April 2015, the FASB issued ASU 2015-05 which adds guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate when a cloud computing arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
Note 2 Inventories

Inventories are summarized as follows (amounts in thousands):

	March 29, 2015	September 28, 2014
Raw materials	$49,785	$55,280
Work in process	102,586	94,044
Finished goods	52,064	55,681
	$204,435	$205,005
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	March 29, 2015	September 28, 2014
Amortizable intangible assets
Completed technology	$178,470	$201,333
Customer relationships	126,893	149,328
Backlog, trade name and other	256	1,232
	$305,619	$351,893

Non-amortizable intangible assets
Goodwill	$886,865	$885,610

Amortization of intangible assets included in operating expenses for each of the six months to March 29, 2015 and March 30, 2014 is as follows (amounts in thousands):

	March 29, 2015	March 30, 2014
Completed technology	$22,864	$22,227
Customer relationships	22,433	22,337
Backlog, trade name and other	976	1,708
	$46,273	$46,272
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$86,491	$83,941	$62,405	$27,235	$13,668	$31,879

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 Income Taxes

For the quarter and six months ended March 29, 2015, we recorded an income tax provision of $4.2 million and $7.6 million, respectively. For the quarter and six months ended March 30, 2014, we recorded an income tax provision of $5.3 million and $3.2 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the six months ended March 29, 2015 and March 30, 2014 was the combined calculated tax expenses/benefits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $4.4 million within the next twelve months.
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
Note 5 Credit Agreement and Related Instruments

Credit Agreement
We were a party to a senior secured credit facility (the "Credit Agreement") with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of March 29, 2015, we had $698.0 million in term loan borrowings and no revolving borrowings.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 29, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of March 29, 2015 were as follows (amounts in thousands, except percentages):

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

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of our term loans was approximately par value at March 29, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our term loan facility matures in February 2020 and as of March 29, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
As of March 29, 2015, our undrawn commitment fee was 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit. The revolving facility expires on November 2, 2015.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of March 29, 2015.
Interest Rate Swap Agreements
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our outstanding swap agreement had a notional amount of $24.0 million, a fixed rate of 2.21% and expired in January 2015. We classified our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreement.
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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 28, 2014
Investment in marketable securities	$4,139	$4,139	$—	$—
Interest rate swap liabilities	$77	$—	$77	$—

March 29, 2015
Investment in marketable securities	$3,415	$3,415	$—	$—

Microsemi Corporation	13

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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended March 29, 2015, stock-based compensation expense was $11.8 million and $22.5 million, respectively. For the quarter and six months ended March 30, 2014, stock-based compensation expense was $11.5 million and $21.6 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Six Months Ended	Quantity	Weighted-Average Fair Value per Award
March 30, 2014
Restricted shares	1,433	$24.64
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01

March 29, 2015
Restricted shares	1,238	$29.04
Performance stock units	403	$27.54
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
Stock Options
We assumed unvested stock options related to our acquisition of Microsemi – FTD in 2014 with a weighted-average exercise price of $20.08 per stock option. We derived a weighted-average fair value per stock option using the Black-Scholes option pricing model.
Note 8 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 11% for the quarter and six months ended March 29, 2015 and there were no countries exceeding 10% for the quarter and six months ended March 30, 2014.

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 Stock Repurchase Program

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the company's common stock before September 30, 2016. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The Company has used and plans to continue to use existing cash from available working capital to fund the repurchases. During the six months ended March 29, 2015, the Company repurchased 1.9 million shares for $50.0 million at an average price of $26.11 under the program. Repurchased shares were retired and returned to authorized shares.
Note 10 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Provisions	6,242	1,903	2,977	11,122
Reversal of prior provision	(81)	(128)	—	(209)
Cash expenditures	(5,589)	(2,845)	(1,321)	(9,755)
Other non-cash settlement	(4)	(257)	(1,656)	(1,917)
Balance at March 29, 2015	$4,647	$6,870	$—	$11,517
We recorded net provisions for employee severance of $6.2 million for 2015 YTD, which covered approximately 120 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $1.8 million for 2015 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded provisions for other associated costs for restructuring of $3.0 million for 2015 YTD, which consisted of facility and equipment impairments and facility relocation costs. During Q1 2014, we recorded restructuring charges of $7.7 million primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD during the quarter.
Note 11 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $2.0 million and $1.9 million at March 29, 2015 and September 28, 2014, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
On February 23, 2015, the Ironworkers Local No. 25 Pension Fund filed a shareholder derivative lawsuit in Delaware Chancery Court against the Company’s current and former directors, including James J. Peterson, Dennis R. Leibel, Thomas R. Anderson, William E. Bendush, Paul F. Folino, William L. Healey, Matthew E. Massengill and James V. Mazzo, and the Royal Bank of Canada (“RBC”). The lawsuit challenges a provision in the Company’s credit agreement,

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

as amended prior to that date, that allegedly triggered an event of default if a majority of the board of directors was replaced through various means over a specified period of time. The plaintiff alleges that the directors breached their fiduciary duties by permitting the Company to agree to the challenged change of control term on the theory that the term could have had the effect of entrenching incumbent board members. The lawsuit also alleges that RBC aided and abetted the purported breaches of fiduciary duties by the directors. The lawsuit seeks an order invalidating the challenged change of control term and an award of attorneys’ fees and costs to the plaintiff's lawyers. On March 31, 2015, before any substantive proceedings in the lawsuit, the Company amended the credit agreement to remove the challenged change of control term, and disclosed the amendment in a Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. On April 21, 2015, the plaintiff advised the Court in writing that the challenged change of control term had been deleted in the Company’s March 31 amendment.  The only issue in the lawsuit that remains to be resolved is the potential award of the plaintiff’s attorneys’ fees and costs.  We do not believe the final resolution of this matter will have a material impact on our financial position or results of operations.
Note 12 Subsequent Event

On March 17, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LLIU100 Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Microsemi ("Purchaser"), and Vitesse Semiconductor Corporation, a Delaware corporation ("Vitesse"), pursuant to which Purchaser commenced a cash tender offer to purchase all of the outstanding shares of common stock, par value $0.01 per share, of Vitesse at a purchase price of $5.28 per share, net to the tendering stockholder in cash, without interest and less any required withholding taxes. The offer expired at 12:00 midnight at the end of April 27, 2015. Following the consummation of the offer, on April 28, 2015, pursuant to the terms and conditions of the Merger Agreement, Purchaser merged with and into Vitesse, with Vitesse surviving as a wholly owned subsidiary of Microsemi and changing its name to Microsemi Communications, Inc. We obtained the required funds for the Offer and the Merger and related expenses from incremental credit facilities under the Amended Credit Agreement (as described below) and existing cash balances. The aggregate consideration paid to stockholders of Vitesse by Microsemi in the Offer and Merger was approximately $368.0 million, without giving effect to related transaction fees and expenses. We expect to present a preliminary allocation of the fair value of acquired asset and liabilities in our next quarterly filing on Form 10-Q.
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011, (such Amended and Restated Credit Agreement as further amended and supplemented prior to March 31, 2015, the "Existing Credit Agreement; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided senior secured first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior voluntary terminations of revolving commitments, (2) an amendment to the definition of “change of control” in the Existing Credit Agreement to remove the “continuing director” prong (clause (b)) from such defined term, and (3) certain amendments related to the proposed acquisition of Vitesse Semiconductor Corporation. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 15, 2015, we syndicated an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million, each maturing in August 2019. Beginning with the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term loan A borrowings. The incremental term A loans and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio.
On April 28, 2015, we borrowed $325.0 million under incremental term loan facilities and $100.0 million under incremental revolving commitments to fund the Vitesse acquisition and for general corporate purposes. The initial interest rate under these incremental loans is 2.14%.

Microsemi Corporation	17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Microsemi Corporation	18

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in thousands, except percentages):

	Quarter Ended				Six Months Ended
	March 29, 2015	March 30, 2014	Variance $	Variance %	March 29, 2015	March 30, 2014	Variance $	Variance %
Net sales	$296,188	$287,016	$9,172	3.2%	$599,762	$542,647	$57,115	10.5%
Gross profit	$169,267	$148,639	$20,628	13.9%	$337,340	$286,947	$50,393	17.6%
Gross margin	57.1%	51.8%	5.3%		56.2%	52.9%	3.3%
We recorded an increase in net sales between the quarters ended March 29, 2015 ("Q2 2015") and March 30, 2014 ("Q2 2014"), and an increase in net sales between the six months ended March 29, 2015 ("2015 YTD") and March 30, 2014 ("2014 YTD"). As discussed further in "Results of Operations," on a year to date basis, we recorded an increase in net sales in each of our end markets, with the largest change in Defense & Security with an increase of $27.7 million or 19.5%. On April 23, 2015, we announced that we expect our consolidated net sales for the third quarter of fiscal year 2015 to be approximately $302.0 million, plus or minus 2%.
Gross profit increased $20.7 million to $169.3 million (57.1% of net sales) for Q2 2015 from $148.6 million (51.8% of net sales) for Q2 2014 and increased $50.4 million to $337.3 million (56.2% of net sales) for 2015 YTD from $286.9 million (52.9% of net sales) for 2014 YTD. In Q2 2014 and 2014 YTD, we recorded costs related to manufacturing profit in acquired inventory of $9.7 million and $14.5 million, respectively. We did not record comparable costs in Q2 2015 and costs related to manufacturing profit in acquired inventory for 2015 YTD were $2.4 million. Additional gross margin improvements are attributable to improvements in manufacturing efficiencies.
As discussed further in "Results of Operations", during 2015 YTD, we recorded net provisions for employee severance of $6.2 million, contract termination costs of $1.8 million and other associated costs for restructuring of $3.0 million. Contract termination costs and other associated costs resulted from facility consolidation and related equipment charges.
For Q2 2015 and 2015 YTD, we recorded an income tax provision of $4.2 million and $7.6 million, respectively. For Q2 2014 and 2014 YTD, we recorded an income tax provision of $5.3 million and $3.2 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the six months ended March 29, 2015 was the combined calculated tax expenses/benefits for various jurisdictions.
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

Microsemi Corporation	19

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
RTG4™ high-speed signal processing radiation-tolerant FPGA with reprogrammable flash technology offering complete immunity to radiation-induced configuration upsets in the harshest radiation environments, without requiring configuration scrubbing (unlike SRAM FPGA technology);

•	The first and only FPGAs to employ hardened physically unclonable function (PUF) technology licensed from Intrinsic-ID;

•	Its award-winning TimeProvider® 5000 Software Release 2.2, adding ITU-T G.8275.1 phase synchronization profile support with a software upgrade and license key;

•
An Integrated GNSS Master (IGM) solution required for small cell synchronization, which is the company's first solution that fully integrates a 1588v2 PTP grandmaster with a GNSS receiver and antenna in a small, fully contained package, designed to mount indoors;

•
SmartFusion2™ SoC FPGA dual-axis motor control kit with a modular motor control IP suite and reference design, which simplifies motor control designs using a single SoC FPGA, accelerates time to market and is scalable across multiple industries such as industrial, aerospace and defense;

•	Second generation highly secure 64 gigabyte (GB) solid state drive (SSD), specifically designed for market applications where data protection is of the utmost importance; and

•
The first member of its new radiation tolerant Space System Manager (SSM) family of special purpose mixed signal devices, the LX7730 telemetry controller integrated circuit, which integrates the required functions in satellite telemetry systems and interfaces with radiation tolerant FPGAs such as those offered in Microsemi's portfolio of FPGA solutions.

RESULTS OF OPERATIONS
Net sales increased $9.2 million or 3.2% to $296.2 million in Q2 2015 from $287.0 million in Q2 2014 and increased $57.2 million or 10.5% to $599.8 million for 2015 YTD from $542.6 million for 2014 YTD. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is approximately as follows (amounts in thousands):

Microsemi Corporation	20

	Quarter Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Aerospace	$47,698	$42,788	$87,812	$82,408
Communications	96,778	99,993	207,094	196,887
Defense & Security	85,969	78,827	169,709	142,012
Industrial	65,743	65,408	135,147	121,340
	$296,188	$287,016	$599,762	$542,647

Net sales in the Aerospace end market increased $4.9 million to $47.7 million in Q2 2015 from $42.8 million in Q2 2014 and increased $5.4 million to $87.8 million in 2015 YTD from $82.4 million in 2014 YTD. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We have noted irregular order rates in this end market and in Q2 2015, we benefited from increased sales in commercial air, as well as satellite and space applications. We are optimistic about the long-term fundamentals of our Aerospace end market, though in the near term, we expect that sales in this end market will be impacted by sanctions on delivery of products used in satellite applications to Russia.
Net sales in the Communications end market decreased $3.2 million to $96.8 million in Q2 2015 from $100.0 million in Q2 2014 and increased $10.2 million to $207.1 million in 2015 YTD from $196.9 million in 2014 YTD. This end market benefited from increased contributions of voice circuit, timing and synchronization products, and higher sales of LTE and gateway applications. Orders for products supporting communications infrastructure are steady and orders for broadband gateway applications are strong. We expect long-term growth in this end market, driven by continued strength from our timing and synchronization products, and gateway and enterprise communications applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers are slower than expected, we believe that our design win activity will enable us to outpace industry growth.
Net sales in the Defense & Security end market increased $7.2 million to $86.0 million in Q2 2015 from $78.8 million in Q2 2014 and increased $27.7 million to $169.7 million in 2015 YTD from $142.0 million in 2014 YTD, primarily reflecting an improving defense market. Prior year sales were impacted by the rescheduling of orders and industry weakness surrounding the U.S. federal government shutdown. We note a solidifying defense budget with an improving defense environment, growing foreign military sales and normalization of channel inventories.
Net sales in the Industrial end market increased $0.3 million to $65.7 million in Q2 2015 from $65.4 million in Q2 2014 and increased $13.8 million to $135.1 million in 2015 YTD from $121.3 million in 2014 YTD. This end market benefited from increased shipments of ultra-low power radios in medical applications, as well as broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast a healthy industrial market based on the strength of our ultra-lower power RF products and several emerging market opportunities. In the near term, we believe that because a large customer is in the process of changing platforms, this customer has deferred orders for implantable medical products. Further, given the recent decline in oil prices, net sales in this end market will be impacted by products used in energy exploration applications.
Gross profit increased $20.7 million to $169.3 million (57.1% of net sales) for Q2 2015 from $148.6 million (51.8% of net sales) for Q2 2014 and increased $50.4 million to $337.3 million (56.2% of net sales) for 2015 YTD from $286.9 million (52.9% of net sales) for 2014 YTD. In Q2 2014 and 2014 YTD, we recorded costs related to manufacturing profit in acquired inventory of $9.7 million and $14.5 million, respectively. We did not record comparable costs in Q2 2015 and costs related to manufacturing profit in acquired inventory for 2015 YTD were $2.4 million. Additional gross margin improvements are attributable to improvements in manufacturing efficiencies.
Selling, general and administrative ("SG&A") expenses decreased $2.0 million to $61.0 million for Q2 2015 from $63.0 million in Q2 2014 and increased $0.7 million to $121.1 million for 2015 YTD from $120.4 million for 2014 YTD. Cost control measures have decreased SG&A as a percentage of sales and in absolute dollars when comparing Q2 2015 with Q2 2014. The absolute dollar increase comparing 2015 YTD with 2014 YTD was due to incremental expense related to our recent acquisitions and higher selling expense related to our increase in net sales.

Microsemi Corporation	21

Research and development expense decreased $2.9 million to $46.4 million for Q2 2015 from $49.3 million for Q2 2014 and increased $0.6 million to $94.0 million for 2015 YTD from $93.4 million for 2014 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were offset by selectively investing in strategic product roadmaps. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses for each of the six months ended March 29, 2015 and March 30, 2014 is as follows (amounts in thousands):

	March 29, 2015	March 30, 2014
Completed technology	$22,864	$22,227
Customer relationships	22,433	22,337
Backlog, trade name and other	976	1,708
	$46,273	$46,272
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Provisions	6,242	1,903	2,977	11,122
Reversal of prior provision	(81)	(128)	—	(209)
Cash expenditures	(5,589)	(2,845)	(1,321)	(9,755)
Other non-cash settlement	(4)	(257)	(1,656)	(1,917)
Balance at March 29, 2015	$4,647	$6,870	$—	$11,517
We recorded net provisions for employee severance of $6.2 million for 2015 YTD, which covered approximately 120 individuals in engineering, manufacturing, administration and sales. Employee severance is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $1.8 million for 2015 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded provisions for other associated costs for restructuring of $3.0 million for 2015 YTD, which consisted of facility and equipment impairments. During Q1 2014, we recorded restructuring charges of $7.7 million primarily related to severance and facility shutdown costs and actions following our acquisition of Microsemi – FTD during the quarter.
For Q2 2015 and 2015 YTD, we recorded income tax provisions of $4.2 million and $7.6 million, respectively. For Q2 2014 and 2014 YTD, we recorded an income tax provision of $5.3 million and $3.2 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the six months ended March 29, 2015 was the combined calculated tax expenses/benefits for various jurisdictions. In the first quarter of 2014, we recorded a tax benefit that included the release of valuation allowance that resulted from the allocation of consideration from our acquisition of Microsemi – FTD.
CAPITAL RESOURCES AND LIQUIDITY
We had $236.3 million and $162.2 million in cash and cash equivalents at March 29, 2015 and September 28, 2014, respectively. During 2015 YTD, we financed our operations with cash generated from operations. A significant portion

Microsemi Corporation	22

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
Net cash provided by operating activities increased $43.7 million to $136.4 million for 2015 YTD from $92.7 million for 2014 YTD. A summary of net cash provided by operating activities for 2015 YTD and 2014 YTD is as follows (amounts in thousands):

	Six Months Ended
	March 29, 2015	March 30, 2014
Net income (loss)	$44,574	$(5,381)
Depreciation and amortization	63,872	62,432
Change in allowance for doubtful accounts	(3)	143
Amortization of deferred financing cost	408	335
Loss on disposition or impairment of assets	2,142	519
Deferred income taxes	3,927	699
Charge for stock-based compensation	22,348	21,441
Net change in working capital accounts	2,009	10,498
Net change in other long-term assets and liabilities	(2,877)	2,057
Net cash provided by operating activities	$136,400	$92,743

Accounts receivable decreased $9.8 million to $181.4 million at March 29, 2015 from $191.2 million at September 28, 2014. Inventories decreased $0.6 million to $204.4 million at March 29, 2015 from $205.0 million at September 28, 2014. Current liabilities decreased $8.6 million to $152.7 million at March 29, 2015 from $161.2 million at September 28, 2014. The net change in working capital accounts during the six months ended March 29, 2015 were primarily related to our acquisition of Microsemi – FTD.
Net cash used in investing activities was $24.2 million for 2015 YTD and substantially consisted of purchases of property and equipment. Net cash used in investing activities was $268.8 million for 2014 YTD and consisted of $20.9 million in purchases of property and equipment, and $287.4 million in payments for the acquisition of Microsemi – FTD, net of cash acquired, partially offset by $39.4 million for the proceeds from the sales of short term investments.
Net cash (used in) provided by financing activities was $(38.0) million for 2015 YTD compared to $124.8 million for 2014 YTD. Net cash used in financing activities in 2015 YTD consisted of $17.1 million of stock settled tax withholdings, and $50.0 million in the repurchase of common stock, partially offset by $29.1 million in proceeds from the exercise of stock options. Net cash provided by financing activities in 2014 YTD consisted of borrowings of $289.5 million under our Credit Agreement to finance the acquisition of Microsemi – FTD, and $6.7 million in net proceeds from the exercise of stock options, offset by $1.5 million in credit facility issuance costs, repayment of $80.0 million of the credit facility, $89.5 million of the extinguishment of debt and $0.4 million of stock settled tax withholdings.

Microsemi Corporation	23

Credit Agreement
We are a party to a senior secured credit facility (the "Credit Agreement") with Royal Bank of Canada ("RBC") which consists of a term loan facility and a $50.0 million revolving credit facility. As of March 29, 2015, we had $698.0 million in term loan borrowings and no revolving borrowings.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 29, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of March 29, 2015 were as follows (amounts in thousands, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
The fair value of our term loans was approximately at par value at March 29, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our term loan facility matures in February 2020 and as of March 29, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
As of March 29, 2015, our undrawn commitment fee was 0.375% on the unused portion of the revolving facility. If any letters of credit are issued, then we expect to pay a fronting fee equal to 0.25% per annum of the aggregate face amount of each letter of credit and a participation fee on all outstanding letters of credit at a per annum rate equal to the margin then in effect with respect to Eurodollar Rate-based loans on the face amount of such letter of credit. The revolving facility expires on November 2, 2015.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio that are applicable only when revolving loans or swingline loans are outstanding at the end of a fiscal quarter and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of March 29, 2015.
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011, (such Amended and Restated Credit Agreement as further amended and supplemented prior to March 31, 2015, the "Existing Credit Agreement; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided senior secured first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior voluntary terminations of revolving commitments, (2) an amendment to the definition of “change of control” in the Existing Credit Agreement to remove the “continuing director” prong (clause (b)) from such defined term, and (3) certain amendments related to the proposed acquisition of Vitesse Semiconductor Corporation. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 15, 2015, we syndicated an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million, each maturing in August 2019. Beginning with the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term loan A borrowings. The incremental term A loans and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are

Microsemi Corporation	24

subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio.
On April 28, 2015, we borrowed $325.0 million under incremental term loan facilities and $100.0 million under incremental revolving commitments to fund the Vitesse acquisition and for general corporate purposes. The initial interest rate under these incremental loans is 2.14%.
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
In April 2014, the FASB issued ASU 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein, with early adoption permitted. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In April 2015, the FASB voted to propose a one-year deferral of this ASU. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
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

Microsemi Corporation	25

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
In April 2015, the FASB issued ASU 2015-03 whose object is to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In April 2015, the FASB issued ASU 2015-05 which adds guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate when a cloud computing arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

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

Microsemi Corporation	26

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
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At March 29, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of March 29, 2015 were as follows (amounts in thousands, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$—	3.25%	3.25%	4.25%	—%	—%
Term loan	$646,375	3.25%	1.50%	2.50%	0.75%	3.25%
Incremental term loan	$51,651	3.25%	1.75%	2.75%	0.75%	3.50%
Our term loan facility matures in February 2020 and as of March 29, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise. A 1.00% change in interest rates would result in an annual change of $7.0 million in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2015.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	27

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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
On February 23, 2015, the Ironworkers Local No. 25 Pension Fund filed a shareholder derivative lawsuit in Delaware Chancery Court against the Company’s current and former directors, including James J. Peterson, Dennis R. Leibel, Thomas R. Anderson, William E. Bendush, Paul F. Folino, William L. Healey, Matthew E. Massengill and James V. Mazzo, and the Royal Bank of Canada (“RBC”). The lawsuit challenges a provision in the Company’s credit agreement, as amended prior to that date, that allegedly triggered an event of default if a majority of the board of directors was replaced through various means over a specified period of time. The plaintiff alleges that the directors breached their fiduciary duties by permitting the Company to agree to the challenged change of control term on the theory that the term could have had the effect of entrenching incumbent board members. The lawsuit also alleges that RBC aided and abetted the purported breaches of fiduciary duties by the directors. The lawsuit seeks an order invalidating the challenged change of control term and an award of attorneys’ fees and costs to the plaintiff's lawyers. On March 31, 2015, before any substantive proceedings in the lawsuit, the Company amended the credit agreement to remove the challenged change of control term, and disclosed the amendment in a Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. On April 21, 2015, the plaintiff advised the Court in writing that the challenged change of control term had been deleted in the Company’s March 31, 2015 amendment. The only issue in the lawsuit that remains to be resolved is the potential award of the plaintiff’s attorneys’ fees and costs. We do not believe the final resolution of this matter will have a material impact on our financial position or results of operations.

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

Microsemi Corporation	28

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

Microsemi Corporation	29

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 28% of total net sales in 2015 YTD. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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

Microsemi Corporation	30

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

Microsemi Corporation	31

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

Microsemi Corporation	32

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

Microsemi Corporation	33

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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially affect our operating results, cash flows and financial condition.
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

Microsemi Corporation	34

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

Microsemi Corporation	35

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
We may incur unanticipated costs as we scale our manufacturing capacity to meet expected changes in customer demand. During periods of anticipated increases in customer demand, we may determine that our business will require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

•	unavailability or late delivery of the advanced, and often customized, equipment used in the production of our specialized products;

•	availability of qualified manufacturing personnel;

•	delays in bringing new production equipment on-line;

•	delays in supplying satisfactory designs or products to our existing customers;

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new facilities; and

•	overexpansion may result in unfavorable manufacturing variances, restructuring costs and impairments.
These and other risks may affect the ultimate cost and timing of any expansion of our capacity.

Microsemi Corporation	36

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

Microsemi Corporation	37

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
The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties primarily include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;

•	impurities in the materials used;

•	contamination of the manufacturing environment; and

Microsemi Corporation	38

•	equipment failure.
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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	41

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between September 30, 2013 and March 29, 2015, the market sale price of our common stock ranged between a low of $20.22 and a high of $37.41. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	42

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

Microsemi Corporation	43

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan.
The following table summarizes the activity related to stock repurchases for the quarter ended March 29, 2015 (amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2014 to January 25, 2015	412	$27.33	412	$63,753
January 26, 2015 to February 22, 2015	465	29.55	465	50,000
	877	$28.51	877	$50,000
As of March 29, 2015, the Company had remaining authorization of $50.0 million for future share repurchases. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

Microsemi Corporation	44

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 17, 2015, by and among Microsemi Corporation, LLIU100 Acquisition Corp. and Vitesse Semiconductor Corporation

10.1	Commitment Letter, dated March 17, 2015, with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.2
Tender and Support Agreement, dated March 17, 2015, by and among Microsemi Corporation, LLIU100 Acquisition Corp. and certain stockholders of Vitesse Semiconductor Corporation listed on Annex I thereto.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	45

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
 Dated: April 28, 2015

Microsemi Corporation	46

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 17, 2015, by and among Microsemi Corporation, LLIU100 Acquisition Corp. and Vitesse Semiconductor Corporation

10.1	Commitment Letter, dated March 17, 2015, with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.2
Tender and Support Agreement, dated March 17, 2015, by and among Microsemi Corporation, LLIU100 Acquisition Corp. and certain stockholders of Vitesse Semiconductor Corporation listed on Annex I thereto.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2015††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	47