Form 10-Q
period 2015-06-28
MICROSEMI CORP
filed 2015-07-28
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 28, 2015
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
The number of outstanding shares of Common Stock on July 24, 2015 was 95,445,701.

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

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.

Microsemi Corporation	3

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

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended June 28, 2015 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for the nine months ended June 28, 2015, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of June 28, 2015 and September 28, 2014, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in thousands, except par value)

	June 28, 2015	September 28, 2014
Assets
Current assets:
Cash and cash equivalents	$203,974	$162,182
Accounts receivable, net of allowances of $31,795 at June 28, 2015 and $22,193 at September 28, 2014	197,172	191,168
Inventories	234,994	205,005
Deferred income taxes, net	27,443	27,303
Other current assets	40,056	32,924
Total current assets	703,639	618,582
Property and equipment, net	153,327	148,712
Goodwill	1,144,353	885,610
Intangible assets, net	383,178	351,893
Deferred income taxes, net	18,141	23,494
Other assets	35,145	28,139
Total assets	$2,437,783	$2,056,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,948	$75,521
Accrued liabilities	97,267	85,702
Current maturity of credit facility	24,375	—
Total current liabilities	201,590	161,223
Credit facility	961,274	693,360
Deferred income taxes	39,299	39,339
Other long-term liabilities	47,725	46,878
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000 authorized; none issued	—	—
Common stock, $0.20 par value; 250,000 authorized, 95,651 issued and outstanding at June 28, 2015 and 95,633 issued and outstanding at September 28, 2014	19,130	19,126
Capital in excess of par value of common stock	813,880	799,210
Retained earnings	357,802	298,565
Accumulated other comprehensive loss	(2,917)	(1,271)
Total stockholders’ equity	1,187,895	1,115,630
Total liabilities and stockholders' equity	$2,437,783	$2,056,430

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited, amounts in thousands, except earnings per share)

	Quarter Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$317,066	$292,301	$916,828	$834,948
Cost of sales	144,976	138,711	407,398	394,411
Gross profit	172,090	153,590	509,430	440,537
Operating expenses:
Selling, general and administrative	66,671	61,141	187,764	181,513
Research and development	52,340	48,044	146,298	141,452
Amortization of intangible assets	24,811	23,422	71,084	69,694
Restructuring and severance charges	3,098	14,653	14,011	27,073
Total operating expenses	146,920	147,260	419,157	419,732
Operating income	25,170	6,330	90,273	20,805
Other expenses
Interest expense, net	(7,408)	(6,459)	(19,489)	(21,656)
Other expense, net	(566)	(627)	(1,409)	(2,132)
Total other expense	(7,974)	(7,086)	(20,898)	(23,788)
Income (loss) before income taxes	17,196	(756)	69,375	(2,983)
Provision for income taxes	2,533	3,537	10,138	6,690
Net income (loss)	$14,663	$(4,293)	$59,237	$(9,673)
Earnings (loss) per share:
Basic	$0.16	$(0.05)	$0.63	$(0.10)
Diluted	$0.15	$(0.05)	$0.62	$(0.10)
Weighted-average common shares outstanding:
Basic	94,462	93,095	94,122	92,664
Diluted	96,371	93,095	95,614	92,664

Net income (loss)	$14,663	$(4,293)	$59,237	$(9,673)
Other comprehensive income (loss), net of tax:
Translation adjustment	(3,576)	(346)	(1,433)	100
Unrealized actuarial loss on pension benefits	(69)	(44)	(213)	(132)
Other comprehensive loss, net of tax	(3,645)	(390)	(1,646)	(32)

Total comprehensive income (loss)	$11,018	$(4,683)	$57,591	$(9,705)

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in thousands)

	Nine Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income (loss)	$59,237	$(9,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,965	93,935
Change in allowance for doubtful accounts	(90)	17
Amortization of deferred financing cost	874	591
Write-off of deferred financing costs	—	526
Loss on disposition or impairment of assets	2,518	7,693
Deferred income taxes	5,268	3,330
Charge for stock-based compensation	35,925	32,781
Change in assets and liabilities (net of acquisitions):
Accounts receivable	4,106	9,186
Inventories	3,257	12,830
Other current assets	(4,348)	3,919
Other assets	(5,455)	(2,337)
Accounts payable	(4,618)	(3,987)
Accrued liabilities	(1,547)	(1,722)
Other long-term liabilities	(1,563)	19
Net cash provided by operating activities	191,529	147,108
Cash flows from investing activities:
Purchases of property and equipment	(34,940)	(28,864)
Proceeds from the sale of short term investments	478	40,328
Payments for acquisitions, net of cash acquired	(363,646)	(287,702)
Net cash used in investing activities	(398,108)	(276,238)
Cash flows from financing activities:
Proceeds from credit facility	425,000	289,462
Repayments of credit facility and debt	(142,724)	(150,000)
Payments of credit facility issuance costs	(8,657)	(1,521)
Extinguishment of debt	—	(89,462)
Repurchase of common stock	(50,000)	—
Stock settled tax withholdings	(17,692)	(1,012)
Settlement to terminate capital lease	—	(3,000)
Proceeds from exercise of stock options	42,444	11,576
Net cash provided by financing activities	248,371	56,043
Net increase (decrease) in cash and cash equivalents	41,792	(73,087)
Cash and cash equivalents at beginning of period	162,182	256,433
Cash and cash equivalents at end of period	$203,974	$183,346

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and nine months ended June 28, 2015 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
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

	Quarter Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic
Net income (loss)	$14,663	$(4,293)	$59,237	$(9,673)
Weighted-average common shares outstanding	94,462	93,095	94,122	92,664
Basic earnings (loss) per share	$0.16	$(0.05)	$0.63	$(0.10)

Diluted
Net income (loss)	$14,663	$(4,293)	$59,237	$(9,673)
Weighted-average common shares outstanding for basic	94,462	93,095	94,122	92,664
Dilutive effect of stock awards	1,909	—	1,492	—
Weighted-average common shares outstanding on a diluted basis	96,371	93,095	95,614	92,664
Diluted earnings (loss) per share	$0.15	$(0.05)	$0.62	$(0.10)

For the quarters and nine months ended June 28, 2015 and June 29, 2014, we excluded stock awards totaling 0.1 million and 3.1 million for the quarters, and 0.3 million and 3.0 million for the nine months ended, respectively, in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

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
In April 2014, the FASB issued ASU 2014-08 which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance in this ASU updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein, with early adoption permitted. We elected to early adopt this ASU and adoption did not impact our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the original effective date. In July 2015, the FASB decided to delay the effective date of this ASU by one year. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12 which provides guidance on how to account for shared-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In August 2014, the FASB issued ASU 2014-15 which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations, however, we do not anticipate that adoption of this ASU will impact our consolidated financial position and results of operations.
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

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-03 whose objective is to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We elected to early adopt this ASU and the adoption resulted in a reclassification of $4.7 million in debt issuance costs from "other assets" to "credit facility" in the consolidated balance sheet as of September 28, 2014.
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
Note 2 Acquisitions

In April 2015, we acquired Vitesse Semiconductor Corporation ("Vitesse"), which designs and markets a diverse portfolio of high-performance semiconductors, application software, and integrated turnkey systems solutions for carrier, enterprise and Internet of Things ("IoT") networks worldwide.  Vitesse products enable the fastest-growing network infrastructure markets including mobile access/IP edge, cloud access and industrial-IoT networking. The consideration for this acquisition was $383.2 million for all the equity interests of Vitesse.
We recorded Vitesse's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining purchase consideration to goodwill. The preliminary allocation is as follows (amounts in thousands):

Cash and cash equivalents	$16,231
Accounts receivable	10,020
Inventories	33,757
Other current assets	3,324
Property and equipment	2,423
Other assets	2,299
Identifiable intangible assets	102,370
Goodwill	257,488
Current liabilities	(26,688)
Long term debt	(17,714)
Other non-current liabilities	(281)
Total consideration	$383,229
As of the acquisition date, the gross contractual amount of acquired accounts receivable of $10.7 million was expected to be fully collectible.
The valuation of identifiable intangible assets and their estimated useful lives are as follows (dollar amounts in thousands):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$87,000	7
Customer relationships	14,370	9
Other	1,000	1
	$102,370

Microsemi Corporation	11

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
Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the acquisition noted above are not deductible.
The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	The premium paid over market capitalization immediately prior to the merger announcement.

•	Our belief that the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•
Our belief that we are committed to improving cost structures in accordance with our operational and restructuring plans which should result in a realization of cost savings and an improvement of overall efficiencies.

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

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental pro forma data
The following supplemental pro forma data summarizes the results of operations for the periods presented, as if we completed the acquisition listed above as of the first day of 2014. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. Post-acquisition net sales and earnings on a standalone basis are impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisitions into existing operations, engineering groups, sales distribution networks and management structure. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in thousands, except per share data):

	Nine Months Ended
	June 28, 2015	June 29, 2014
Net sales	$966,021	$914,774
Net income (loss)	$40,038	$(45,696)
Earnings (loss) per share:
Basic	$0.42	$(0.49)
Diluted	$0.42	$(0.49)

Note 3 Inventories

Inventories are summarized as follows (amounts in thousands):

	June 28, 2015	September 28, 2014
Raw materials	$56,245	$55,280
Work in process	115,296	94,044
Finished goods	63,453	55,681
	$234,994	$205,005
Note 4 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (amounts in thousands):

	June 28, 2015	September 28, 2014
Amortizable intangible assets
Completed technology	$252,155	$201,333
Customer relationships	129,995	149,328
Backlog, trade name and other	1,028	1,232
	$383,178	$351,893

Non-amortizable intangible assets
Goodwill	$1,144,353	$885,610

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Amortization of intangible assets included in operating expenses is as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Completed technology	$13,315	$10,976	$36,179	$33,203
Customer relationships	11,270	11,324	33,702	33,661
Backlog, trade name and other	226	1,122	1,203	2,830
	$24,811	$23,422	$71,084	$69,694
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in thousands):

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$100,237	$96,597	$64,859	$35,730	$26,395	$59,360
Note 5 Income Taxes

For the quarter and nine months ended June 28, 2015, we recorded income tax provisions of $2.5 million and $10.1 million, respectively. For the quarter and nine months ended June 29, 2014, we recorded income tax provisions of $3.5 million and $6.7 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for the quarter and nine months ended June 28, 2015 and June 29, 2014 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2014 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $4.4 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service ("IRS") is currently examining our income tax returns for fiscal years 2007 through 2012 and has raised questions primarily related to transfer pricing. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.
Note 6 Credit Agreement

Credit Agreement
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011 (such Amended and Restated Credit Agreement as further amended and supplemented prior to March 31, 2015, the "Existing Credit Agreement"; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

voluntary terminations of revolving commitments, (2) an amendment to the definition of “change of control” in the Existing Credit Agreement to remove the “continuing director” prong (clause (b)) from such defined term, and (3) certain amendments related to the proposed acquisition of Vitesse. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 28, 2015, we entered into an Incremental Joinder Agreement with respect to an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million under our Amended Credit Agreement (as supplemented by the Incremental Joinder Agreement, the “Credit Agreement”). The term A loan and incremental revolving commitments each mature in August 2019. Beginning after the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The incremental term A loan and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio (as defined in the Credit Agreement).
On April 28, 2015, we borrowed $325.0 million of incremental term A loan and $100.0 million under incremental revolving commitments to fund the acquisition of Vitesse, to repay a portion of term B loan principal, and for general corporate purposes.
Our term B loan facility matures in February 2020 and as of June 28, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 28, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 28, 2015 were as follows (amounts in thousands, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100,000	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325,000	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573,026	3.25%	1.50%	2.50%	0.75%	3.25%
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $4.7 million as of September 28, 2014 and $12.4 million as of June 28, 2015. The fair value of our outstanding loans was approximately par value at June 28, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of June 28, 2015.

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 Fair Value of Financial Assets and Liabilities

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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in thousands):

	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
September 28, 2014
Investment in marketable securities	$4,139	$4,139	$—	$—
Interest rate swap liabilities	$77	$—	$77	$—

June 28, 2015
Investment in marketable securities	$1,858	$1,858	$—	$—
Note 8 Stock-Based Compensation

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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and nine months ended June 28, 2015, stock-based compensation expense was $13.7 million and $36.2 million, respectively. For the quarter and nine months ended June 29, 2014, stock-based compensation expense was $11.3 million and $32.8 million, respectively.

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in thousands):

Nine Months Ended	Quantity	Weighted-Average Fair Value per Award
June 29, 2014
Restricted shares	1,474	$24.62
Performance stock units	332	$26.27
Stock options assumed from acquisition	578	$7.01

June 28, 2015
Restricted shares	1,271	$29.18
Restricted shares assumed from acquisition	322	$33.01
Performance stock units	403	$27.54
Stock options assumed from acquisition	153	$10.91
Restricted Shares
Compensation expense for restricted shares was calculated based on the closing price of our common stock on the date of grant and the restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three year period and awards granted to non-employee directors vest in accordance with our director compensation policy. We assumed restricted shares in 2015 related to our acquisition of Vitesse.
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

Microsemi Corporation	17

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
We assumed stock options related to our acquisition of Symmetricom, Inc. in 2014 with a weighted-average exercise price of $20.08 per stock option and related to our acquisition of Vitesse in 2015 with a weighted average exercise price of $24.18 per stock option. We derived a weighted-average fair value per stock option using the Black-Scholes option pricing model.
Note 9 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 11% and 12% for the quarter and nine months ended June 28, 2015, respectively and there were no countries exceeding 10% for the quarter and nine months ended June 29, 2014.
Note 10 Stock Repurchase Program

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. The Company has used and plans to continue to use existing cash from available working capital to fund the repurchases. During the nine months ended June 28, 2015, the Company repurchased 1.9 million shares for $50.0 million at an average price of $26.11 under the program. Repurchased shares were retired and returned to authorized shares.
On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100 million of the Company's common stock before July 31, 2017. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan.
Note 11 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Assumed from acquisition	143	—	—	143
Provisions	10,013	2,299	3,291	15,603
Reversal of prior provision	(466)	(1,126)	—	(1,592)
Cash expenditures	(9,580)	(5,348)	(1,631)	(16,559)
Other non-cash settlement	(4)	(376)	(1,662)	(2,042)
Balance at June 28, 2015	$4,185	$3,646	$(2)	$7,829
We recorded net provisions for employee severance of $9.5 million for the nine-months ended June 28, 2015, of which $2.4 million related to actions following our acquisition of Vitesse. Employee severance covered approximately 220 individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.

Microsemi Corporation	18

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

We recorded provisions for contract termination costs of $2.3 million for the nine-months ended June 28, 2015, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $1.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded provisions for other associated costs for restructuring of $3.3 million for the nine-months ended June 28, 2015, which consisted of facility and equipment impairments and facility relocation costs.
Note 12 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $2.0 million and $1.9 million at June 28, 2015 and September 28, 2014, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
On February 23, 2015, the Ironworkers Local No. 25 Pension Fund filed a shareholder derivative class action lawsuit in Delaware Chancery Court against the Company’s current and former directors, including James J. Peterson, Dennis R. Leibel, Thomas R. Anderson, William E. Bendush, Paul F. Folino, William L. Healey, Matthew E. Massengill and James V. Mazzo, and the Royal Bank of Canada (“RBC”). The lawsuit challenges a provision in the Company’s credit agreement, as amended prior to that date, that allegedly triggered an event of default if a majority of the board of directors was replaced through various means over a specified period of time. The plaintiff alleges that the directors breached their fiduciary duties by permitting the Company to agree to the challenged change of control term on the theory that the term could have had the effect of entrenching incumbent board members. The lawsuit also alleges that RBC aided and abetted the purported breaches of fiduciary duties by the directors. The lawsuit seeks an order invalidating the challenged change of control term and an award of attorneys’ fees and costs to the plaintiff's lawyers. On March 31, 2015, before any substantive proceedings in the lawsuit, the Company amended the credit agreement to remove the challenged change of control term, and disclosed the amendment in a Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. On June 18, 2015, the Chancery Court entered an order of dismissal, as stipulated by the parties, providing that the lawsuit be dismissed with prejudice as to the plaintiff, and without prejudice to other putative class members, following the satisfaction of certain specified events including the payment of an agreed-upon amount of attorneys’ fees and costs to the plaintiff’s counsel and the filing of the Company’s 10-Q for the quarter ended June 28, 2015. The final resolution of this matter did not have a material impact on our financial position or results of operations.

Microsemi Corporation	19

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits; field programmable gate arrays ("FPGAs"); system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet integrated circuits ("ICs") and midspans; as well as custom design capabilities and services.
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

Microsemi Corporation	20

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in thousands, except percentages):

	Quarter Ended				Nine Months Ended
	June 28, 2015	June 29, 2014	Variance $	Variance %	June 28, 2015	June 29, 2014	Variance $	Variance %
Net sales	$317,066	$292,301	$24,765	8.5%	$916,828	$834,948	$81,880	9.8%
Gross profit	$172,090	$153,590	$18,500	12.0%	$509,430	$440,537	$68,893	15.6%
Gross margin	54.3%	52.5%	1.8%		55.6%	52.8%	2.8%
We recorded an increase in net sales between the quarters ended June 28, 2015 ("Q3 2015") and June 29, 2014 ("Q3 2014"), and an increase in net sales between the nine months ended June 28, 2015 ("2015 YTD") and June 29, 2014 ("2014 YTD"). Net sales related to products from the acquisition of Vitesse Semiconductor Corporation ("Vitesse") contributed approximately 5% of net sales for Q3 2015 and 2% of net sales for 2015 YTD, primarily in the Communications end market. As discussed further in "Results of Operations," on a year to date basis, we recorded an increase in net sales in each of our end markets, with the largest change in Communications with an increase of $28.3 million or 10% as compared to 2014 YTD. On July 23, 2015, we announced that we expect our consolidated net sales for the fourth quarter of fiscal year 2015 to be approximately $328.0 million, plus or minus 2%.
Gross profit increased $18.5 million to $172.1 million (54.3% of net sales) for Q3 2015 from $153.6 million (52.5% of net sales) for Q3 2014 and increased $68.9 million to $509.4 million (55.6% of net sales) for 2015 YTD from $440.5 million (52.8% of net sales) for 2014 YTD. In Q3 2014 and 2014 YTD, we recorded costs related to manufacturing profit in acquired inventory of $2.2 million and $16.7 million, respectively. In Q3 2015 and 2015 YTD, we recorded costs related to manufacturing profit in acquired inventory of $8.6 million and $11.0 million, respectively. Additional gross margin improvements are attributable to improvements in manufacturing efficiencies.
As discussed further in "Results of Operations", during 2015 YTD, we recorded net provisions for employee severance of $9.5 million, of which $2.4 million related to actions following our acquisition of Vitesse, contract termination costs of $1.2 million and other associated costs for restructuring of $3.3 million. Contract termination costs and other associated costs resulted from facility consolidation and related equipment charges.
For Q3 2015 and 2015 YTD, we recorded an income tax provision of $2.5 million and $10.1 million, respectively. For Q3 2014 and 2014 YTD, we recorded an income tax provision of $3.5 million and $6.7 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for Q3 2015, Q3, 2014, 2015 YTD and 2014 YTD were the combined calculated tax expenses, benefits and credits for various jurisdictions.
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
Markets
Our products include discrete and ICs, module, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

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

Microsemi Corporation	21

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
An enhanced Quantum™ Rubidium Miniature Atomic Clock (MAC) SA.3X family, which is one of the industry's smallest, lightest and highest-performing MACs and is based on Microsemi's exclusive coherent population trapping (CPT) technology;

•
RTG4™ high-speed signal processing radiation-tolerant FPGA family featuring reprogrammable flash technology offering complete immunity to radiation-induced configuration upsets in the harshest radiation environments, without requiring configuration scrubbing (unlike SRAM FPGA technology);

•
Five new RF power transistors within its family of RF power transistors based on gallium nitride (GaN) high electron mobility transistor (HEMT) on silicon carbide (SiC) technology that deliver outstanding performance in terms of size, weight, power and efficiency in a wide range of avionics, radar, and industrial, scientific and medical (ISM) applications;

•
Two single-chip silicon monolithic series-shunt elements designed with minimal parasitic inductance that are ideal replacements for the conventional shunt mounted chip and series mounted beam lead PIN diode normally used in the manufacture of broadband microwave switches;

•	A new series of broadband coaxial limiters providing unprecedented CW power which are ideal for receiver protection in ECM, EW, radar and test equipment applications;

•
A high power broadband GaN amplifier that delivers 100 W of saturated output power over the 6 to 18 GHz frequency range offered in a compact 10" x 8.25" x 6" rack mount configuration designed for land mobile electronic warfare applications;

•
An enhanced TimeProvider® 2700 Precision Time Protocol (PTP) grandmaster (GM) clock with double the PTP client capacity that provides synchronization to LTE Networks and provides simultaneous hardware time stamping support of up to 128 PTP clients, resulting in a significant cost benefit using a single GM clock;

•
A new member of its SparX-IV enterprise Ethernet switch product family, VSC7449, offering significantly higher switching capacity and competitive port configurations which is designed for managed small and medium-sized enterprises (SMEs) and enterprise switch platforms, including Wi-Fi access and aggregation, as well as industrial Internet of Things (IoT) applications;

•
 A new Timberwolf™ audio processor designed specifically for camera system-on-chips (SoCs) designed with AcuEdge™ Acoustic Technology featuring a set of complex, fully integrated algorithms that allow users to extract intelligible information from the audio environment in which they are communicating; and

Microsemi Corporation	22

•
Automotive-grade FPGAs and SoC FPGAs that have achieved AEC-Q100 grade 2 qualification, an industry standard specification that outlines the criterion for electronics components to ensure that end systems meet automotive reliability levels, which are the only devices in the industry to offer advanced security and high reliability features critical for automotive applications.

RESULTS OF OPERATIONS
Net sales increased $24.8 million or 8.5% to $317.1 million in Q3 2015 from $292.3 million in Q3 2014 and increased $81.9 million or 9.8% to $916.8 million for 2015 YTD from $834.9 million for 2014 YTD. Net sales related to products from the acquisition of Vitesse contributed approximately 5% of net sales for Q3 2015 and 2% of net sales for 2015 YTD, primarily in the Communications end market. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2015
Aerospace	$50,226	$43,399	$138,038	$125,807
Communications	118,306	100,181	325,400	297,068
Defense & Security	81,443	79,947	251,152	221,959
Industrial	67,091	68,774	202,238	190,114
	$317,066	$292,301	$916,828	$834,948

Net sales in the Aerospace end market increased $6.8 million to $50.2 million in Q3 2015 from $43.4 million in Q3 2014 and increased $12.2 million to $138.0 million in 2015 YTD from $125.8 million in 2014 YTD. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and that our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. While we have noted irregular order rates, in 2015, we benefited from increased sales in commercial air, as well as satellite and space applications. We are optimistic about the long-term fundamentals of our Aerospace end market and forecast slight improvements in the satellite and space market in 2015 and higher growth in 2016.
Net sales in the Communications end market increased $18.1 million to $118.3 million in Q3 2015 from $100.2 million in Q3 2014 and increased $28.3 million to $325.4 million in 2015 YTD from $297.1 million in 2014 YTD. This end market benefited from increased contributions of broadband gateway applications, voice circuit, and higher sales of LTE applications. While we have noted some softening of contributions from timing and synchronization products as capital expenditures at carriers declined, we expect growth in the capital expenditures of carriers for the September quarter. We expect long-term growth in this end market, driven by continued strength from our timing and synchronization products, and gateway and enterprise communications applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers is slower than expected, we believe our design win activity will enable us to outpace industry growth.
Net sales in the Defense & Security end market increased $1.5 million to $81.4 million in Q3 2015 from $79.9 million in Q3 2014 and increased $29.2 million to $251.2 million in 2015 YTD from $222.0 million in 2014 YTD, primarily reflecting an improving defense market. Prior year sales were impacted by the rescheduling of orders and industry weakness surrounding the U.S. federal government shutdown. We note a solidifying defense budget with an improving defense environment, growing foreign military sales and normalization of channel inventories.
Net sales in the Industrial end market decreased $1.7 million to $67.1 million in Q3 2015 from $68.8 million in Q3 2014 and increased $12.1 million to $202.2 million in 2015 YTD from $190.1 million in 2014 YTD. In the near term, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast a healthy Industrial market based on the strength of our ultra-lower power RF products and several emerging market opportunities.

Microsemi Corporation	23

Gross profit increased $18.5 million to $172.1 million (54.3% of net sales) for Q3 2015 from $153.6 million (52.5% of net sales) for Q3 2014 and increased $68.9 million to $509.4 million (55.6% of net sales) for 2015 YTD from $440.5 million (52.8% of net sales) for 2014 YTD. In Q3 2014 and 2014 YTD, we recorded costs related to manufacturing profit in acquired inventory of $2.2 million and $16.7 million, respectively. In Q3 2015 and 2015 YTD, we recorded costs related to manufacturing profit in acquired inventory of $8.6 million and $11.0 million, respectively. Additional gross margin improvements are attributable to improvements in manufacturing efficiencies.
Selling, general and administrative ("SG&A") expenses increased $5.5 million to $66.7 million for Q3 2015 from $61.1 million in Q3 2014 and increased $6.3 million to $187.8 million for 2015 YTD from $181.5 million for 2014 YTD. Cost control measures have decreased SG&A as a percentage of sales when comparing Q3 2015 and 2015 YTD with the comparative prior year period. The increases in absolute dollars were due to incremental expense related to our recent acquisitions and higher selling expense related to our increase in net sales. In addition, during Q3 2015 and 2015 YTD, we recorded acquisition-related expenses of $3.3 million and$5.5 million, respectively. Acquisition-related expenses for Q3 2014 and 2014 YTD were $0.3 million and $2.4 million, respectively.
Research and development expense increased $4.3 million to $52.3 million for Q3 2015 from $48.0 million for Q3 2014 and increased $4.8 million to $146.3 million for 2015 YTD from $141.5 million for 2014 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were offset by selectively investing in strategic product roadmaps. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses is as follows (amounts in thousands):

	Quarter Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Completed technology	$13.315	$10.976	$36,179	$33,203
Customer relationships	11.27	11.324	33,702	33,661
Backlog, trade name and other	0.226	1.122	1,203	2,830
	$24.811	$23.422	$71,084	$69,694
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in thousands):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4,079	$8,197	$—	$12,276
Assumed from acquisition	143	—	—	143
Provisions	10,013	2,299	3,291	15,603
Reversal of prior provision	(466)	(1,126)	—	(1,592)
Cash expenditures	(9,580)	(5,348)	(1,631)	(16,559)
Other non-cash settlement	(4)	(376)	(1,662)	(2,042)
Balance at June 28, 2015	$4,185	$3,646	$(2)	$7,829
We recorded net provisions for employee severance of $9.5 million for the nine-months ended June 28, 2015, of which which $2.4 million related to actions following our acquisition of Vitesse. Employee severance covered approximately 220 individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.

Microsemi Corporation	24

We recorded provisions for contract termination costs of $2.3 million for the nine-months ended June 28, 2015, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $1.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded provisions for other associated costs for restructuring of $3.3 million for the nine-months ended June 28, 2015, which consisted of facility and equipment impairments and facility relocation costs.
For Q3 2015 and 2015 YTD, we recorded income tax provisions of $2.5 million and $10.1 million, respectively. For Q3 2014 and 2014 YTD, we recorded income tax provisions of $3.5 million and $6.7 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the nine months ended June 28, 2015 and June 29, 2014 was the combined calculated tax expenses/benefits for various jurisdictions.
CAPITAL RESOURCES AND LIQUIDITY
We had $204.0 million and $162.2 million in cash and cash equivalents at June 28, 2015 and September 28, 2014, respectively. During 2015 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, repurchases of our common stock and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities increased $44.4 million to $191.5 million for 2015 YTD from $147.1 million for 2014 YTD. A summary of net cash provided by operating activities for 2015 YTD and 2014 YTD is as follows (amounts in thousands):

	Nine Months Ended
	June 28, 2015	June 29, 2014
Net income (loss)	$59,237	$(9,673)
Depreciation and amortization	97,965	93,935
Change in allowance for doubtful accounts	(90)	17
Amortization of deferred financing cost	874	591
Loss on disposition or impairment of assets	2,518	7,693
Deferred income taxes	5,268	3,330
Charge for stock-based compensation	35,925	32,781
Net change in working capital accounts	(3,150)	20,752
Net change in other long-term assets and liabilities	(7,018)	(2,318)
Net cash provided by operating activities	$191,529	$147,108

Accounts receivable increased $6.0 million, primarily related to acquisition-related balances to $197.2 million at June 28, 2015 from $191.2 million at September 28, 2014. Inventories increased $30.0 million primarily related to acquisition-related balances and to support higher sales to $235.0 million at June 28, 2015 from $205.0 million at September 28, 2014. Current liabilities increased $40.4 million to $201.6 million at June 28, 2015 from $161.2 million at September 28, 2014, of which $24.4 million is the current portion of long-term debt. As further described below, we borrowed $325.0

Microsemi Corporation	25

million of incremental term A loan to finance the acquisition of Vitesse. Beginning after the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The net change in working capital accounts during the nine months ended June 28, 2015 were primarily related to our acquisition of Vitesse and the related financing.
Net cash used in investing activities was $398.1 million for 2015 YTD and consisted of purchases of property and equipment of $34.9 million and $363.6 million in payments for the acquisitions, net of cash acquired, partially offset by $0.5 million for the proceeds from the sales of short term investments. Net cash used in investing activities was $276.2 million for 2014 YTD and consisted of $28.9 million in purchases of property and equipment, and $287.7 million in payments for the acquisitions, net of cash acquired, partially offset by $40.3 million for the proceeds from the sales of short term investments.
Net cash provided by financing activities was $248.4 million for 2015 YTD compared to $56.0 million for 2014 YTD. Net cash provided by financing activities in 2015 YTD consisted of $425.0 million in credit facility borrowings, $42.4 million in from the exercise of stock options, partially offset by $142.7 million in repayments of debt, $50.0 million in the repurchase of common stock, $17.7 million of stock settled tax withholdings and $8.7 million of credit facility issuance costs. Of the $425.0 million in credit facility borrowings, we utilized $125.0 million in term A loan and revolver borrowing to repay term B loans. We also repaid $17.7 million in debt assumed with the acquisition of Vitesse. Net cash provided by financing activities in 2014 YTD consisted of borrowings of $289.5 million under our Credit Agreement to finance the acquisition of Symmetricom, Inc., and $11.6 million in net proceeds from the exercise of stock options, partially offset by $1.5 million in credit facility issuance costs, repayment of $150.0 million of the credit facility, $89.5 million of the extinguishment of debt, $3.0 million of the settlement on a disposition of asset and $1.0 million of stock settled tax withholdings.
Credit Agreement
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011, (such Amended and Restated Credit Agreement as further amended and supplemented prior to March 31, 2015, the "Existing Credit Agreement"; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior voluntary terminations of revolving commitments, (2) an amendment to the definition of “change of control” in the Existing Credit Agreement to remove the “continuing director” prong (clause (b)) from such defined term, and (3) certain amendments related to the proposed acquisition of Vitesse. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 28, 2015, we entered into an Incremental Joinder Agreement with respect to an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million under our Amended Credit Agreement (as supplemented by the Incremental Joinder Agreement, the “Credit Agreement”). The term A loan and incremental revolving commitments each mature in August 2019. Beginning after the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The incremental term A loan and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio (as defined in the Credit Agreement).
On April 28, 2015, we borrowed $325.0 million of incremental term A loan and $100.0 million under incremental revolving commitments to fund the acquisition of Vitesse, repay term B loan principal, and for general corporate purposes.

Microsemi Corporation	26

Our term B loan facility matures in February 2020 and as of June 28, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 28, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 28, 2015 were as follows (amounts in thousands, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100,000	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325,000	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573,026	3.25%	1.50%	2.50%	0.75%	3.25%
The fair value of our outstanding loans was approximately par value at June 28, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of June 28, 2015.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Presentation of Financial Information" of our notes to unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

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

Microsemi Corporation	27

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
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. Eurodollar Rate loans are also subject to a Eurodollar Floor. At June 28, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of June 28, 2015 were as follows (amounts in thousands, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100,000	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325,000	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573,026	3.25%	1.50%	2.50%	0.75%	3.25%
The term A loan and incremental revolving commitments each mature in August 2019. Beginning with the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The incremental term A loans and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio (as defined in the Credit Agreement).
Our term B loan facility matures in February 2020 and as of June 28, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement). The first ECF application date will be measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.

Microsemi Corporation	28

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2015.
(b) Changes in internal control over financial reporting.
On April 28, 2015, we completed our acquisition of Vitesse. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of June 28, 2015, we have currently elected to exclude Vitesse from our evaluation for fiscal year 2015 as permitted under existing SEC rules. We are currently in the process of integrating Vitesse’s historical internal controls over financial reporting with the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	29

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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
On February 23, 2015, the Ironworkers Local No. 25 Pension Fund filed a shareholder derivative class action lawsuit in Delaware Chancery Court against the Company’s current and former directors, including James J. Peterson, Dennis R. Leibel, Thomas R. Anderson, William E. Bendush, Paul F. Folino, William L. Healey, Matthew E. Massengill and James V. Mazzo, and RBC. The lawsuit challenges a provision in the Company’s credit agreement, as amended prior to that date, that allegedly triggered an event of default if a majority of the board of directors was replaced through various means over a specified period of time. The plaintiff alleges that the directors breached their fiduciary duties by permitting the Company to agree to the challenged change of control term on the theory that the term could have had the effect of entrenching incumbent board members. The lawsuit also alleges that RBC aided and abetted the purported breaches of fiduciary duties by the directors. The lawsuit seeks an order invalidating the challenged change of control term and an award of attorneys’ fees and costs to the plaintiff's lawyers. On March 31, 2015, before any substantive proceedings in the lawsuit, the Company amended the credit agreement to remove the challenged change of control term, and disclosed the amendment in a Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. On June 18, 2015, the Chancery Court entered an order of dismissal, as stipulated by the parties, providing that the lawsuit be dismissed with prejudice as to the plaintiff, and without prejudice to other putative class members, following the satisfaction of certain specified events including the payment of an agreed-upon amount of attorneys’ fees and costs to the plaintiff’s counsel and the filing of the Company’s 10-Q for the quarter ended June 28, 2015. The final resolution of this matter did not have a material impact on our financial position or results of operations.

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

Microsemi Corporation	30

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other companies in the semiconductor industry and high valuations of business candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent that we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

Microsemi Corporation	31

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 27% of total net sales in 2015 YTD. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs that we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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

Microsemi Corporation	32

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	changes in tariffs and freight rates;

•	potentially longer payment cycles and difficulties in collecting receivables;

•	difficulties and enforcing contracts generally; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.
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

Microsemi Corporation	33

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

Microsemi Corporation	34

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

Microsemi Corporation	35

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
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our consolidated financial position, results of operations or cash flows. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, chases in available credits and incentives, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially affect our operating results, cash flows and financial condition.
We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, repurchases of our common stock and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

Microsemi Corporation	36

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

Microsemi Corporation	37

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
We may incur unanticipated costs as we scale our manufacturing capacity to meet expected changes in customer demand. During periods of anticipated increases in customer demand, we may determine that our business will require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

•	unavailability or late delivery of the advanced, and often customized, equipment used in the production of our specialized products;

•	availability of qualified manufacturing personnel;

•	delays in bringing new production equipment on-line;

•	delays in supplying satisfactory designs or products to our existing customers;

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new facilities; and

•	overexpansion may result in unfavorable manufacturing variances, restructuring costs and impairments.
These and other risks may affect the ultimate cost and timing of any expansion of our capacity.

Microsemi Corporation	38

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

Microsemi Corporation	39

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
Unfavorable or uncertain conditions in certain markets that our OEM customers address may cause fluctuations in our rate of revenue growth or financial results.
Demand for our products is dependent on demand for our customers' products. Markets for our customers' product may not develop in the manner or in the time periods that our customers anticipate. If domestic and global economic conditions worsen, overall spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these markets. Reduced sales by our customers will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.
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
The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties primarily include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;

•	impurities in the materials used;

Microsemi Corporation	40

•	contamination of the manufacturing environment; and

•	equipment failure.
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

Microsemi Corporation	41

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

Microsemi Corporation	42

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

Microsemi Corporation	43

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between September 30, 2013 and June 28, 2015, the market sale price of our common stock ranged between a low of $20.22 and a high of $37.41. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	44

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

Microsemi Corporation	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. No repurchases were made during the quarter ended June 28, 2015. As of June 28, 2015, the Company had remaining authorization of $50.0 million for future share repurchases. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and general market and business conditions.
On July 21, 2015, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100 million of the Company's common stock before July 31, 2017. Repurchases under our stock repurchase program may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Incremental Joinder Agreement, dated as of April 28, 2015, by and among Microsemi Corporation, the incremental lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015††

99.1	Stipulation and proposed order of dismissal†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	46

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
 Dated: July 28, 2015

Microsemi Corporation	47

Exhibit Index

Exhibit Number	Description
10.1
Incremental Joinder Agreement, dated as of April 28, 2015, by and among Microsemi Corporation, the incremental lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2015††

99.1	Stipulation and proposed order of dismissal†

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	48