Form 10-K
period 2015-09-27
MICROSEMI CORP
filed 2015-11-12
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 27, 2015 was approximately $3,341,000,000.
The number of outstanding shares of Common Stock on November 4, 2015 was 96,204,392
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended September 27, 2015.

Microsemi Corporation	2

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	demand, growth and sales expectations for our products;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations concerning the anticipated benefits of our acquisitions;

•	expectations we will be able to successfully integrate acquired companies and personnel with our existing operations;

•
expectations that we will be able to identify or complete prospective acquisitions in a market with increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates;

•
the uncertainty of litigation, administrative and similar matters, the associated costs and expenses, and the potential material adverse effect these matters could have on our business and results of operations;

•	beliefs our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us;

•
expectations concerning the potential termination or renegotiation of U.S. government contracts, uncertainties of governmental appropriations and national defense policies and priorities and the effects of past or future government shutdowns and contract terminations or renegotiations on our business and results of operations;

•	expectations we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	expectations regarding our performance and competitive position in future periods; and

Microsemi Corporation	3

•	expectations regarding our outlook for our end markets.
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
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"); field programmable gate arrays ("FPGAs"); system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ("PoE") integrated circuits and midspans; as well as custom design capabilities and services.
The principal end markets we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
 Our website address is http://www.microsemi.com. Our filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to such forms, are made accessible on such website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC and are always available free of charge. Additionally, the SEC maintains a website containing reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. Also accessible on our website are our code of ethics, governance guidelines, conflict minerals policy and Form SD, Foreign Corrupt Practices Act policy, internal audit charter and charters for the Audit Committee, Compensation Committee, Executive Committee and Governance and Nominating Committee of our Board of Directors. Such website is not intended to constitute any part of this report and is not incorporated by reference herein.
Please read the information under the heading "Item 1A. RISK FACTORS" below, which describes and refers to some of the important risks and uncertainties that could affect Microsemi’s future business and prospects.
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on September 27, 2015, September 28, 2014, and September 29, 2013 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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
Our growth strategy is dependent on our ability to successfully develop new technologies and products, and is complemented by our ability to implement our selective acquisitions strategy. New technologies or products we may develop may not lead to an incremental increase in revenues, and there is a risk these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. There can be no

Microsemi Corporation	5

assurance the benefits of any acquisition will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
MARKETS
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
Its highest security and capacity serial advanced technology attachment (SATA) solid state drive (SSD) for defense, intelligence, unmanned aerial vehicle (UAV) and other defense-related network area storage (NAS) applications;

•
The first device in its new family of sensor interface integrated circuits (ICs) based upon inductive sensing technology, the LX3301A, the first inductive sensor IC in the market utilizing linear variable differential transformer (LVDT) architecture implementations on printed circuit boards (PCB);

•	The smallest radio module it has ever produced, the ZL70323, which is optimized for implantable medical devices such as pacemakers, cardiac defibrillators and neurostimulators;

•
Its RTG4™ field programmable gate array (FPGA) development kit, providing space designers with an evaluation and development platform for applications such as data transmission, serial connectivity, bus interface and high-speed designs using Microsemi's RTG4 high-speed signal processing radiation-tolerant FPGA device;

•	A compact form factor SATA SSD for industrial, defense, intelligence, UAV as well as secure laptops where ultimate security for data-at-rest is required;

•	An ANSI/VITA 42.3-2014-compliant PCI Express interface XMC form factor SATA SSD for industrial and defense applications where ultimate security for data-at-rest is required;

•	Its PD-9001GI and PD-9501GI Power-over-Ethernet (PoE) midspan injectors, expanding the company's industry-leading PoE product offering into new industrial and outdoor applications;

Microsemi Corporation	6

•
A new high performance precise time and frequency product, the SyncSystem 4380A Master Timing Reference, for use in metrology, defense, communications, aerospace and other applications where performance and reliability are vital; and

•	Its updated Libero system-on-chip (SoC) Version 11.6 comprehensive design software tool used for the development of the company's latest FPGA products.
Sales
Net sales were $1.25 billion, $1.14 billion and $0.98 billion in 2015, 2014 and 2013, respectively. Net sales by originating geographic area and end market are disclosed in Note 15 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, "International operations and sales expose us to material risks and may increase the volatility of our operating results," which information is incorporated herein by reference. A discussion of results of operations may be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
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
MANUFACTURING AND SUPPLIERS
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of 2015, over 90% of our wafer, assembly and test requirements are currently sourced from third party foundries and subcontractors. We expect this percentage may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
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

Microsemi Corporation	7

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
In the event any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.
Many of our manufacturing and processing operations are controlled in accordance with military and other rigid commercial and industrial specifications. At our facilities with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and international suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. Significantly all materials are available from multiple sources. In the case of sole source items, we have never suffered production delays as a result of suppliers’ inability to supply the parts. We believe we stock adequate supplies for all materials, based upon backlog, delivery lead-time and anticipated new business. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources.
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
RAW MATERIALS
Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products that are marketed through our various sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product may be limited. We feel our current supply of essential materials is adequate; however, shortages have occurred from time to time and could occur again.

Microsemi Corporation	8

RESEARCH AND DEVELOPMENT
We believe continuing timely development and introduction of new products is essential to maintaining our competitive position. We currently conduct most of our product development effort in-house. We also employ outside consultants to assist with product design. We expense the cost of research and development as incurred. Research and development expenses are principally comprised of payroll and related costs, masks and supplies, software tools, and consulting costs.
We spent $200.3 million, $192.0 million and $170.6 million in 2015, 2014 and 2013 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing and synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2015, 2014 or 2013 net sales.
Due to the many technological developments and the technical complexity of the semiconductor industry, it is possible certain of our designs or processes may involve infringement of patents or other intellectual property rights held by others. From time to time, we have received, and in the future may receive, notice of claims of infringement by our products on intellectual property rights of third parties. If any such infringements were alleged to exist, we might be obligated to seek a license from the holder of the rights and might have liability for past infringement. In the past, it has been common semiconductor industry practice for patent holders to offer licenses on reasonable terms and rates. Although in some situations, typically where the patent directly relates to a specific product or family of products, patent holders have refused to grant licenses. The practice of offering licenses appears to be generally continuing. However, no assurance can be given that we will be able to obtain licenses as needed in all cases or that the terms of any license that may be offered will be acceptable to us. In those circumstances where an acceptable license is not available, we would need either to change the process or product so that it no longer infringes or stop manufacturing the product or products involved in the infringement, which might be costly and could adversely affect our revenues and operating results.
Please see the information set forth under the subheading "Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete," within the section below entitled "ITEM 1A. RISK FACTORS."
SALES TO THE U.S. GOVERNMENT
Approximately 27% of total net sales in 2015 were in the Defense & Security end market and while we service defense markets outside of the United States, sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
We have experienced delays and reduction in appropriations on programs that include our products. Further delays, reductions in, or terminations of, government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. While we generally

Microsemi Corporation	9

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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires that we devote resources to matters that include training, personnel, information technology and facilities. Failure to maintain in compliance may result in the loss of certifications, fines and penalties that may materially and adversely affect our operating results
From time to time, we have experienced declining Defense & Security-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for Defense & Security-related products. In the past, defense-related spending on programs we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
COMPETITIVE CONDITIONS
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current competitors are Altera Corporation; Texas Instruments, Inc.; Integrated Device Technology, Inc.; Linear Technology Corp.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; and Xilinx, Inc. Several of these companies are larger than we are and have greater financial and other resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. We expect intensified competition from both these existing competitors and new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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

Microsemi Corporation	10

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
EMPLOYEES
At the end of 2015, we employed approximately 2,000 persons domestically and 1,700 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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

Microsemi Corporation	11

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

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
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.

Microsemi Corporation	12

Reliance on government contracts for a significant portion of our sales could have a material adverse effect on results of operations.
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense and security markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires we devote resources to matters including training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications and fines and penalties that may materially and adversely affect our operating results
Microsemi's aggregate net sales to the Defense & Security end market represented approximately 27% of total net sales in 2015. From time to time, we have experienced declining security and defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense and security related sales may be adversely affected in a material manner by numerous events or actions outside our control.
International operations and sales expose us to material risks and may increase the volatility of our operating results.
Net sales from international markets represent a significant portion of total net sales and totaled 51% in 2015. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

Microsemi Corporation	13

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

Microsemi Corporation	14

also resulted in hesitance of our customers to place orders with long delivery schedules, which contributes to limited visibility into our markets.
The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 Virus, or the Ebola Virus, flooding, drought, earthquakes, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.
In the first quarter of 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. Production capabilities at these other facilities compensated for the loss of production in the flooded facilities in Thailand and we believe we recovered from this event as of the end of the second quarter of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other future natural disasters, could affect our revenue, consolidated financial position, results of operations and cash flows.
We are dependent on third parties for key functions including foundries for wafer supplies, subcontractors for assembly, test and packaging services and vendors for logistics, and problems at these third parties could adversely affect our business and operating results.
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. At the end of 2015, over 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
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

Microsemi Corporation	15

government or customers for high-reliability processes. Historically the Defense Logistics Agency has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.
In the event any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate qualified subcontractors, if any, were to become available and active.
Provisions in our credit facility and our leverage could adversely affect our consolidated financial position and our ability to operate our business.
Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks associated with our leverage include the following:

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
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our Defense & Security end market), financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.
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

Microsemi Corporation	16

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
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, repurchases of our common stock and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Our operating results may fluctuate in future periods, which could cause our stock price to decline.
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

Microsemi Corporation	17

•	variations in the cost of components for our products;

•	limited availability of components we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.
We have in the past closed, combined, sold or disposed of certain of our operations, have current plans to combine certain of our operations and may determine to do so in the future, which could reduce our sales volume, profitability and result in significant restructuring costs.
We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve our projected longer-range savings.
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
Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. Our recent spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing and synchronization products, our SiGe RF power amplifier solutions for wireless LAN applications, and the ongoing development of GaN and SiC power management and RF solutions. The competitiveness of designs we have introduced, including power-over-ethernet, CCFL and LED drivers, class-D audio amplifiers, InGaP RF power amplifiers for wireless LAN applications, development and adoption of silicon carbide technology, ASICs, VDMOS products for high frequency communications and S-band products for RF applications, are subject to various risks and uncertainties we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products we may develop may not lead to an incremental increase in revenues, and there is a risk these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.
Additionally, our ability to compete within our industry will depend on our ability to identify and ensure compliance with constantly evolving industry standards. The emergence of new industry standards could render our products

Microsemi Corporation	18

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
We may incur unanticipated costs as we scale our manufacturing capacity to meet expected changes in customer demand. During periods of anticipated increases in customer demand, we may determine our business will require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

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

Microsemi Corporation	19

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
Our choice of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), indium gallium arsenide phosphide (InGaAsP) SiGe or SiC ICs is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for our products to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our revenues and operating results may be materially and adversely affected.
Production delays related to new compound semiconductors could adversely affect our future results.
We utilize process technology to manufacture compound semiconductors such as GaAs, InGaP, InGaAsP, SiGe and SiC primarily to manufacture semiconductor components. We are pursuing this development effort internally as well as with third party foundries. Our efforts sometimes may not result in commercially successful products. Certain competitors offer this capability and our customers may purchase our competitors' products instead of ours for this reason. In addition, the third party foundries we use may delay delivery of, or even completely fail to deliver, technology and products to us. Our business and financial prospects could be materially and adversely affected by any failure by us to timely produce these products.
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

Microsemi Corporation	20

Unfavorable or uncertain conditions in certain markets our original equipment manufacturer customers address may cause fluctuations in our rate of revenue growth or financial results.
Demand for our products is dependent on demand for our customers' products. Markets for our customers' product may not develop in the manner or in the time periods our customers anticipate. If domestic and global economic conditions worsen, overall spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these markets. Reduced sales by our customers will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our revenue, cash flow and results of operations.
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

Microsemi Corporation	21

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

Microsemi Corporation	22

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
Obtaining or protecting our proprietary rights may require us to defend claims of intellectual property infringement by our competitors. We could also become subject to lawsuits in which it is alleged we or companies we have acquired have infringed or are infringing upon the intellectual property rights of others with or without our prior awareness of the existence of those third-party rights, if any. Litigation in connection with our intellectual property, whether instituted by us or others, could be very costly and distract management and other resources from our business. We are currently involved in certain patent litigation to protect our patents and patent rights, which could cause legal costs to increase above normal levels over the next several years. It is not possible to estimate the exact amounts of these costs, but it is possible these costs could have a negative effect on our future results.
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

Microsemi Corporation	23

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
The market price of our stock has fluctuated widely. Between September 28, 2014 and September 27, 2015, the market sale price of our common stock ranged between a low of $20.61 and a high of $37.41. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
At times, our working capital levels have risen, which adversely affects cash flow.
At times, our working capital levels have risen and the increase has adversely affected cash flow. A factor contributing to the increase in our working capital has related to acquisitions with increases in accounts receivable and inventory generally exceeding increases in accounts payable and accrued liabilities. Another factor resulting in an increase in working capital has been a buildup of inventory prior to the consolidation of our manufacturing operations. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. We periodically evaluate the profitability of our various offerings and in 2014, our evaluation led us to selectively exit product offerings we believe will continue to lag our overall profitability goals.

Microsemi Corporation	24

This resulted in inventory charges of $7.9 million. We believe for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.
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
Critical accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our results of operations or financial position.
If, in the future, we conclude our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
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

Microsemi Corporation	25

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Microsemi Corporation	26

ITEM 2.	PROPERTIES

We are headquartered in Aliso Viejo, California. We conduct engineering, research and development, sales and administration activities at our principal owned and leased facilities. We also conduct manufacturing at the locations denoted with an asterisk. A list of locations of these facilities is as follows:

Arizona	Indiana	Ottawa, Canada
Phoenix*	West Lafayette
Macau SAR, China
California	Massachusetts
Aliso Viejo	Beverly*	Shanghai, China*
Camarillo*	Lawrence*
Cupertino	Lowell*	Shenzhen, China
Garden Grove*
San Diego	Oregon	Herlev, Denmark
San Jose*	Bend*
Santa Clara*		Bruges, France*
Santa Rosa*	Pennsylvania
	Reading	Hyderabad, India
Colorado	Allentown
Boulder*		Ennis, Ireland*
Texas
Georgia	Austin	Hod Hasharon, Israel
Atlanta	Dallas
Manila, Philippines*

Cabuyao, Philippines*

Caldicot, United Kingdom*
We also lease sales offices throughout the world. We believe our existing facilities are well maintained and in good operating condition and they are adequate for our foreseeable business needs.

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
On February 23, 2015, the Ironworkers Local No. 25 Pension Fund filed a shareholder derivative class action lawsuit in Delaware Chancery Court against the Company’s current and former directors, including James J. Peterson, Dennis R. Leibel, Thomas R. Anderson, William E. Bendush, Paul F. Folino, William L. Healey, Matthew E. Massengill and James V. Mazzo, and Royal Bank of Canada ("RBC"). The lawsuit challenged a provision in the Company’s credit agreement, as amended prior to that date, that allegedly triggered an event of default if a majority of the board of directors was replaced through various means over a specified period of time. The plaintiff alleged that the directors

Microsemi Corporation	27

breached their fiduciary duties by permitting the Company to agree to the challenged change of control term on the theory that the term could have had the effect of entrenching incumbent board members. The lawsuit also alleged that RBC aided and abetted the purported breaches of fiduciary duties by the directors. The lawsuit sought an order invalidating the challenged change of control term and an award of attorneys’ fees and costs to the plaintiff's lawyers. On March 31, 2015, before any substantive proceedings in the lawsuit, the Company amended the credit agreement to remove the challenged change of control term, and disclosed the amendment in a Form 8-K filed with the Securities and Exchange Commission on April 1, 2015. On June 18, 2015, the Chancery Court entered an order of dismissal, as stipulated by the parties, providing that the lawsuit be dismissed with prejudice as to the plaintiff, and without prejudice to other putative class members, following the satisfaction of certain specified events including the payment of an agreed-upon amount of attorneys’ fees and costs to the plaintiff’s counsel and the filing of the Company’s 10-Q for the quarter ended June 28, 2015. All of the conditions of dismissal were satisfied as of July 30, 2015. The final resolution of this matter did not have a material impact on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable

Microsemi Corporation	28

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MSCC. The following table sets forth the high and low sales prices at which our Common Stock traded as reported on the NASDAQ Global Select Market.

Fiscal Year ended September 27, 2015	High	Low
1st Quarter	$29.26	$20.61
2nd Quarter	$37.41	$25.36
3rd Quarter	$37.18	$32.05
4th Quarter	$36.53	$28.24

Fiscal Year ended September 28, 2014	High	Low
1st Quarter	$26.71	$20.22
2nd Quarter	$26.65	$22.16
3rd Quarter	$27.91	$22.21
4th Quarter	$27.58	$23.55

Issuer Purchases of Equity Securities
The following table summarizes the activity related to stock repurchases for the quarter ended September 27, 2015 (amounts in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2015 to July 26, 2015	0.4	$32.95	0.4	$138.0
July 27, 2015 to August 23, 2015	0.4	32.77	0.4	125.0
August 24, 2015 to September 27, 2015	—	—	—	125.0
	0.8	$32.86	0.8	$125.0
On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100.0 million of the Company's common stock before July 31, 2017. Repurchases under either authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan.  The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternate and general market and business conditions.
During the twelve months ended September 27, 2015, under September 9, 2014 authorization, the Company repurchased 2.7 million shares for $75.0 million at an average price of $28.03 under the program. Repurchased shares were retired and returned to authorized shares. Under the existing board authorizations, $125.0 million of common stock may still be repurchased.

Microsemi Corporation	29

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

(b)	Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 5, 2015)
Common Stock, $0.20 Par Value	653

The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

(c)	Dividends
We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that may limit the amount of cash dividends we may pay.

(d)	Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the five-year period ended September 27, 2015 to the total returns of 1) the "NASDAQ Composite Total Return" and 2) the "NASDAQ US Benchmark Electronics Components & Equipment". This comparison assumes in each case that $100 was invested at the close of market on October 1, 2010, the last trading day immediately preceding the Company's fifth preceding fiscal year, and that any dividends were reinvested. The Company’s fiscal year ends on the Sunday generally closest to September 30 each year. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Microsemi Corporation	30

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

Microsemi Corporation	31

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on September 27, 2015
	(Amounts in millions, except per share data)
	2015	2014	2013	2012	2011
Selected Consolidated Income Statement Data:
Net sales	$1,245.6	$1,138.3	$975.9	$1,012.5	$835.9
Gross profit	$684.3	$611.5	$557.2	$552.6	$441.2
Operating income	$122.6	$54.2	$89.4	$58.3	$55.0
Net income (loss)	$84.6	$23.1	$43.7	$(29.7)	$55.7
Earnings (loss) per share:
Basic	$0.90	$0.25	$0.49	$(0.35)	$0.66
Diluted	$0.88	$0.24	$0.48	$(0.35)	$0.65
Weighted-average shares outstanding
Basic	94.2	92.9	89.5	85.8	83.9
Diluted	95.9	94.5	91.3	85.8	85.7
Selected Consolidated Balance Sheet Data:
Working capital	$535.0	$457.4	$489.4	$404.9	$424.2
Total assets	$2,450.1	$2,056.4	$1,912.7	$1,934.6	$1,482.5
Long-term liabilities	$1,014.3	$779.6	$747.4	$850.2	$436.7
Stockholders’ equity	$1,207.2	$1,115.6	$1,032.2	$928.0	$892.1

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
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"); field programmable gate arrays ("FPGAs"); system on chip solutions ("SoCs") and application-specific ICs; power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
The principal end markets we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired

Microsemi Corporation	32

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
Our growth strategy is dependent on our ability to successfully develop new technologies and products, and is complemented by our ability to implement our selective acquisitions strategy. New technologies or products we may develop may not lead to an incremental increase in revenues, and there is a risk these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. There can be no assurance the benefits of any acquisition will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	2015	2014	2015 vs 2014 $	2015 vs 2014%	2013	2014 vs 2013 $	2014 vs 2013%
Net sales	$1,245.6	$1,138.3	$107.3	9.4%	$975.9	$162.4	16.6%
Gross profit	684.3	611.5	$72.8	11.9%	$557.2	$54.3	9.7%
Gross margin	54.9%	53.7%	1.2%		57.1%	(3.4)%
As discussed further in "Results of Operations", we recorded net sales increases in all of our end markets in 2015 as compared to 2014. On November 5, 2015, we announced we expect our consolidated net sales for the first quarter of 2016 to be between $325 million and $329 million. We recorded an increase in net sales between 2014 and 2013, with sales in each of our end markets benefiting from our acquisition of Symmetricom, Inc. ("Symmetricom"), which occurred in the first quarter of 2014. For 2014, we estimated between 10% to 15% of net sales were derived from products acquired in the Symmetricom acquisition. Net sales related to products from the acquisition of Vitesse Semiconductor Corporation ("Vitesse"), which occurred in the third quarter of 2015, contributed approximately 3% of net sales for 2015.
Gross profit increased $72.8 million to $684.3 million (54.9% of net sales) for 2015 from $611.5 million (53.7% of net sales) for 2014 and increased $54.3 million between 2014 and 2013 from $557.2 million (57.1% of net sales) for 2013. In 2014, we recorded $7.9 million in inventory write-offs from restructuring activities, as discussed further in "Results of Operations". We also recorded expense from manufacturing profit in acquired inventory totaling $22.0 million in 2015, primarily from our acquisition of Vitesse and $16.7 million in 2014 from our acquisition of Symmetricom. Absent these charges, gross margins were 56.7% in 2015, 55.9% in 2014 and 57.1% in 2013. Between 2013 and 2014, overall gross margins were impacted by lower margin products related to the acquisition of Symmetricom, Inc. and offset by cost optimization programs including supplier price negotiations, the transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. Continuation of these cost optimization programs yielded favorable margin improvements between 2014 and 2015.
As discussed further in "Results of Operations", during 2015, we recorded net provisions for employee severance of $10.0 million, net provisions for contract termination costs of $1.4 million and provisions for other associated costs for restructuring of $3.9 million.
For 2015 and 2014, we recorded an income tax provision of $12.3 million and $0.8 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for the twelve months ended September 27, 2015 was the combined calculated tax expenses/benefits for various jurisdictions. During 2015 and

Microsemi Corporation	33

2014 there was an overall increase in the valuation allowance of $31.6 million and $8.9 million, respectively. During 2015 this increase is primarily related to continued losses in various jurisdictions and an increase due to deferred tax assets of Vitesse that were not more likely that not realizable as of the acquisition date. During 2014 this increase is primarily related to continued losses in various jurisdictions, which is partially offset by a reduction in Microsemi valuation allowance as a result of net deferred tax liabilities of companies acquired during 2014.
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
Approximately 27% of total net sales in 2015 were in the Defense & Security end market and while we service defense markets outside of the United States, sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013 (see Part I, Item 1A, Risk Factors, "Reliance on government contracts for a portion of our sales could have a material adverse effect on results of operations.")
Markets
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

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

Microsemi Corporation	34

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 to our consolidated financial statements.

Microsemi Corporation	35

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
Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use a functionally separate portion of the facility.
Stock-Based Compensation
Compensation expense for stock options and stock appreciation rights was calculated based on the service period of the grant and the grant date or assumption date fair value using the Black-Scholes pricing model. All stock appreciation rights we have granted or assumed are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the acquisition agreement. Expected life and forfeiture rates were estimated based primarily on historical data that were stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.
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

Microsemi Corporation	36

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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2014 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2011 to 2014 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. As of September 27, 2015, the IRS has raised questions primarily related to transfer pricing. Management believes the Company's position is appropriate and an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.
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
Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving, excess or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, and products related to facility closures.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification ("ASC") 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.

Microsemi Corporation	37

Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast indicates continuing losses associated with the use of an asset.
If events or circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved.
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2015 and noted no significant factors existed during the fiscal year to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
RESULTS OF OPERATIONS
Net sales increased $107.3 million or 9%, to $1.25 billion for 2015 from $1.14 billion for 2014. Net sales related to products from the acquisition of Vitesse contributed approximately 3% of net sales for 2015, primarily in the Communications end market. Net sales increased $162.4 million or 17% between 2014 and 2013, from $975.9 million for 2013, with sales in each of our end markets benefiting from our acquisition of Symmetricom. For 2014, we estimated between 10% to 15% of net sales were derived from products acquired in the Symmetricom acquisition.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is as follows (amounts in millions):

	2015	2014	2013
Aerospace	$191.4	$169.6	$187.0
Communications	451.7	407.6	278.1
Defense & Security	335.8	302.7	306.3
Industrial	266.7	258.4	204.5
Total	$1,245.6	$1,138.3	$975.9

Microsemi Corporation	38

Net sales in the Aerospace end market increased $21.8 million to $191.4 million in 2015 from $169.6 million in 2014 and decreased $17.4 million between 2014 and 2013 from $187.0 million in 2013. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. While we have noted irregular order rates, in 2015, we benefited from increased sales in commercial air, as well as satellite and space applications. We are optimistic about the long-term fundamentals of our Aerospace end market and forecast slight improvements in the satellite and space market in 2016.
Net sales in the Communications end market increased $44.1 million to $451.7 million in 2015 from $407.6 million in 2014 and increased $129.5 million between 2014 and 2013 from $278.1 million in 2013. This end market benefited from increased contributions of broadband gateway applications, voice circuits, as well as the acquisitions of Vitesse in 2015 and Symmetricom in 2014, and to a lesser extent, from the acquisition of Centellax, Inc. in 2014. In the first quarter of 2014, a U.S. government agency terminated a contract for convenience pursuant to the terms of the contract. We recorded net sales of $25.0 million in 2014 and $8.4 million in 2013 related to this contract. During the first half of 2013, PoE, power management, RF and voice circuit products were especially impacted by macroeconomic factors, further impacting 2013 results. While we have noted some softening of contributions from timing and synchronization products as capital expenditures at carriers declined, we expect growth in the capital expenditures of carriers for the upcoming quarter. We expect long-term growth in this end market, driven by continued strength from our timing and synchronization products, and gateway and enterprise communications applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers is slower than expected for the most recent fiscal year, we believe our design win activity will enable us to outpace industry growth in this end market.
The Defense & Security end market increased $33.1 million between 2015 and 2014 with net sales of $335.8 million in 2015 and $302.7 million in 2014, primarily reflecting an improving defense market. This end market remained stable between 2014 and 2013. Prior year sales were impacted by the rescheduling of orders and industry weakness surrounding the U.S. federal government shutdown. We note a solidifying defense budget with an improving defense environment, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Industrial end market increased $8.3 million to $266.7 million in 2015 from $258.4 million in 2014 and increased $53.9 million between 2014 and 2013 from $204.5 million in 2013. In the near term, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. During 2014 and 2013, bookings were steady for medical, semiconductor capital equipment, industrial lasers, MRI and other broad-based industrial applications while bookings for solar applications increased. We continue to forecast a healthy Industrial market based on the strength of our ultra-low power RF products and several emerging market opportunities.
Net sales by geographic area based on a customer's ship-to location are as follows (amounts in millions):

	2015	2014	2013
United States	$610.0	$604.4	$514.6
Europe	189.8	163.7	142.3
Asia	399.7	338.4	292.6
Other	46.1	31.8	26.4
Total	$1,245.6	$1,138.3	$975.9

Gross profit increased $72.8 million between 2015 and 2014, to $684.3 million (54.9% of sales) for 2015 from $611.5 million (53.7% of sales) for 2014 and increased $54.3 million between 2014 and 2013, from $557.2 million (57.1% of sales) for 2013. During 2015 and 2014, we recorded expense from manufacturing profit in acquired inventory of $22.0 million, primarily related to our acquisition of Vitesse and $16.7 million related to our acquisition of Symmetricom, respectively. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns. During 2014, our evaluation led us to selectively exit product offerings we believe will continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe for many of these products, market dynamics dictate

Microsemi Corporation	39

price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance. Absent these charges, gross margins were 56.7% in 2015, 55.9% in 2014 and 57.1% in 2013. Between 2013 and 2014, overall gross margins were impacted by lower margin products related to the acquisition of Symmetricom, Inc. and offset by cost optimization programs including supplier price negotiations, the transfer of manufacturing to lower cost and more efficient facilities and reductions in personnel. Continuation of these cost optimization programs yielded favorable margin improvements between 2014 and 2015.
Selling, general and administrative expenses increased $8.5 million between 2015 and 2014 to $249.5 million for 2015 from $241.0 million in 2014 and increased $38.5 million between 2014 and 2013 from $202.5 million in 2013. The increase in selling, general and administrative expenses was due to the effects of our acquisition of Vitesse in 2015 and Symmetricom in 2014. We also incurred acquisition-related costs of $6.2 million in 2015 and $2.9 million in 2014.
We continually update our estimates with respect to our performance stock units. Compared to the estimates used in 2012, our updated estimates had the impact of reducing stock-based compensation expense by $4.0 million for 2013. Updated estimates did not have a significant impact to stock-based compensation expense in 2014 or 2015.
Research and development expense increased $8.3 million between 2015 and 2014 to $200.3 million in 2015 from $192.0 million in 2014 and increased $21.4 million between 2014 and 2013 from $170.6 million in 2013. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were offset by selectively investing in strategic product roadmaps. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing and synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended September 27, 2015 are as follows (amounts in millions):

	2015	2014	2013
Completed technology	$50.4	$43.9	$39.0
Customer relationships	44.6	45.0	42.6
Backlog, trade name and other	1.5	3.9	3.2
	$96.5	$92.8	$84.8
The increases in amortization in 2015 and 2014 was primarily due to acquired intangibles related to our acquisitions of Vitesse in 2015 and Symmetricom in 2014, partially offset by intangible assets that reached their amortizable lives.
Restructuring charges amounted to $15.4 million in 2015 compared to $31.5 million in 2014 and $9.9 million in 2013. The variances relate to the timing and announcement of restructuring activities, with the increases over 2013 primarily related to severance and facility shutdown costs and actions following our acquisitions of Vitesse in 2015 and Symmetricom in 2014.
We periodically evaluate our operations and may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with the U.S. government or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve our projected longer-range savings.

Microsemi Corporation	40

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4.1	$8.2	$—	$12.3
Assumed from acquisition	0.1	—	—	0.1
Provisions	10.6	2.6	3.9	17.1
Reversal of prior provision	(0.6)	(1.1)	—	(1.7)
Cash expenditures	(11.3)	(5.9)	(2.2)	(19.5)
Other non-cash settlement	—	(0.6)	(1.6)	(2.2)
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
We recorded net provisions for employee severance of $10.0 million for 2015, of which $2.9 million related to actions following our acquisition of Vitesse. Employee severance covered approximately 250 individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $2.6 million for 2015, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $1.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded provisions for other associated costs for restructuring of $3.9 million for 2015, which consisted of facility and equipment impairments and facility relocation costs.
Interest expense, net, was $27.3 million in 2015, $27.8 million in 2014 and $30.2 million in 2013. Between 2015 and 2014, the decrease in interest expense was primarily due to a lower average interest rate on our credit facility, which offset an increase in borrowings related to the Vitesse acquisition. The decrease in interest expense between 2014 and 2013 was primarily due to lower term loan balances.
We recorded a provision for income taxes of $12.3 million on pre-tax income of $96.9 million in 2015 compared to a provision for income taxes of $0.8 million on pre-tax income of $23.9 million in 2014, and a provision for income taxes of $12.4 million on pre-tax income of $56.1 million in 2013. For each of these years, the provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to amortization of indefinite lived assets for tax purposes, with an offset in 2014 by the release of valuation allowance due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in 2015 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined it is more likely than not the tax benefits will not be realized in the future.
During 2015 and 2014 we increased the valuation allowance by $31.6 million and $8.9 million, respectively. During 2015 this increase is primarily related to continued losses in various jurisdictions and an increase due to deferred tax assets of Vitesse that were not more likely that not realizable as of the acquisition date. During 2014 this increase is primarily related to continued losses in various jurisdictions, which is partially offset by a reduction in Microsemi valuation allowance as a result of net deferred tax liabilities of companies acquired during 2014.
CAPITAL RESOURCES AND LIQUIDITY
We had $256.4 million and $162.2 million in cash and cash equivalents at September 27, 2015 and September 28, 2014, respectively, and financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents of $113.2 million at September 27, 2015, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If

Microsemi Corporation	41

we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities increased $62.6 million to $269.3 million in 2015 from $206.7 million in 2014. During 2015, 2014 and 2013, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $19.5 million, $25.2 million and $11.3 million, respectively.
A summary of net cash provided by operating activities in 2015, 2014 and 2013 is as follows (amounts in millions):

	2015	2014	2013
Net income	$84.6	$23.1	$43.7
Depreciation and amortization	132.7	125.7	113.7
Change in allowance for doubtful accounts	(0.2)	0.1	(0.4)
Amortization of deferred financing cost	1.6	1.3	3.5
(Gain) loss on disposition or impairment of assets	(1.1)	9.8	—
Deferred income taxes	(8.0)	(21.5)	(9.7)
Valuation allowance on deferred income taxes	13.3	17.6	18.8
Charge for stock-based compensation	49.8	43.9	35.2
Net change in working capital accounts	6.6	5.6	(37.2)
Net change in other long term assets and liabilities	(10.0)	0.9	(2.6)
Net cash provided by operating activities	$269.3	$206.7	$165.0

Accounts receivable decreased $4.3 million to $186.9 million at September 27, 2015 from $191.2 million at September 28, 2014. Inventories increased $22.2 million to $227.2 million at September 27, 2015 from $205.0 million at September 28, 2014. Current liabilities increased $40.4 million to $201.6 million at September 27, 2015 from $161.2 million at September 28, 2014. These increases were due primarily to activity related to the Vitesse acquisition in 2015.
Net cash used in investing activities was $403.2 million in 2015 compared to $336.0 million in 2014 and $37.3 million in 2013. Net cash used in investing activities in 2015 consisted of $44.1 million in purchases of property and equipment and net cash consideration of $363.9 million for the acquisition of Vitesse, partially offset by $0.6 million from proceeds from the sales of short term investments and $4.2 million from proceeds from the sale of property. Net cash used in investing activities in 2014 consisted of $39.4 million in purchases of property and equipment and net cash consideration of $337.6 million for the acquisitions of Symmetricom, Centellax, Inc. and Mingoa Ltd., partially offset by $41.0 million from the proceeds from the sales of short term investments. Net cash used in investing activities in 2013 consisted of $37.3 million in purchases of property and equipment.
Net cash provided by (used in) financing activities was $228.1 million in 2015, $35.1 million in 2014 and $(75.6) million in 2013. Net cash provided by financing activities in 2015 consisted of $47.6 million in proceeds from stock awards, borrowings under our Credit Agreement (as defined below) of $425.0 million, offset by principal repayments of $142.7 million on our credit facility, $8.7 million in credit facility issuance costs, $18.1 million in stock settled tax withholdings and $75.0 million for the repurchase of common stock. Net cash provided by financing activities in 2014 primarily consisted of $19.1 million in proceeds from stock awards, and borrowings under our Credit Agreement of $289.5 million, partially offset by principal prepayments of the credit facility of $178.0 million, $1.5 million in stock settled tax withholdings, $1.5 million in credit facility issuance costs, debt extinguishment of $89.5 million recorded in conjunction with Amendment No. 5 to our Credit Agreement, and a $3.0 million payment to terminate a capital lease. Net cash used in financing activities in 2013 primarily consisted of $25.9 million in proceeds from stock awards, offset by $0.6 million in credit facility issuance costs, $0.9 million in stock settled tax withholdings, and principal prepayments on the credit facility of $100.0 million.
Credit Agreement
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011 (such Amended and Restated Credit Agreement as further amended and supplemented prior

Microsemi Corporation	42

to March 31, 2015, the "Existing Credit Agreement"; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior voluntary terminations of revolving commitments, (2) an amendment to the definition of "change of control" in the Existing Credit Agreement to remove the "continuing director" prong (clause (b)) from such defined term, and (3) certain amendments related to the acquisition of Vitesse. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 28, 2015, we entered into an Incremental Joinder Agreement with respect to an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million under our Amended Credit Agreement (as supplemented by the Incremental Joinder Agreement, the "Credit Agreement"). The term A loan and incremental revolving commitments each mature in August 2019. Beginning with the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The incremental term A loan and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio (as defined in the Credit Agreement).
On April 28, 2015, we borrowed $325.0 million of incremental term A loan and $100.0 million under incremental revolving commitments to fund the acquisition of Vitesse, to repay a portion of term B loan principal, and for general corporate purposes.
Our term B loan facility matures in February 2020 and as of September 27, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement). The first ECF application date was measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. For term B loans, Eurodollar Rate loans are also subject to a Eurodollar Floor. At September 27, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 27, 2015 were as follows (amounts in millions, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325.0	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%
Debt issuance costs recorded as a reduction to principal outstanding in the consolidated balance sheets were $4.7 million as of September 28, 2014 and $11.7 million as of September 27, 2015. Based on the current term loan balance outstanding, a 10 percent change in interest rates would result in a corresponding change to interest expense of $0.9 million. The fair value of our outstanding loans was $995.9 million at September 27, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement.
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 27, 2015.

Microsemi Corporation	43

Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at September 27, 2015 (amounts in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$998.0	$32.5	$65.0	$900.5	$—
Interest and commitment fee on credit facility	116.9	28.2	54.8	33.9	—
Other long-term liabilities	28.1	1.5	15.5	4.0	7.1
Operating leases	88.3	19.8	32.2	25.7	10.6
Purchase obligations	47.6	34.6	12.9	0.1	—
Total	$1,278.9	$116.6	$180.4	$964.2	$17.7

As of September 27, 2015, we recorded $19.8 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.
Payments of interest on our credit facility in the contractual obligations table assumes we will make the minimum scheduled term loan principal payments and incur interest at the current effective interest rate. Payments of the commitment fee on credit facility assumes our revolving credit facility balance remains at the balance as of September 27, 2015 of $100.0 million.
Off-Balance Sheet Arrangements
As of September 27, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Description of Business and Summary of Significant Accounting Policies" of our notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market.
Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have not conducted a foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a foreign currency hedging program.
Credit Risk
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts

Microsemi Corporation	44

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
In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented 51% of consolidated net sales for 2015 and 47% of consolidated net sales for each of 2014 and 2013. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. For term B loans, Eurodollar Rate loans are also subject to a Eurodollar Floor. Incremental revolving commitments total $225.0 million and are subject to an undrawn commitment fee of 0.35%. At September 27, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 27, 2015 were as follows (dollar amounts in millions):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325.0	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%
Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 27, 2015.

Microsemi Corporation	45

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets at September 27, 2015 and September 28, 2014	48

	Consolidated Statements of Operations and Comprehensive Income for each of the three fiscal years in the period ended September 27, 2015	49

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended September 27, 2015	50

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 27, 2015	51

	Notes to Consolidated Financial Statements	52

2	Financial Statement Schedule

	Schedule for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

	II – Valuation and Qualifying Accounts	75

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Microsemi Corporation	46

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Microsemi Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at September 27, 2015 and September 28, 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Microsemi Communications, Inc. from its assessment of internal control over financial reporting as of September 27, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Microsemi Communications, Inc. from our audit of internal control over financial reporting. Microsemi Communications, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 27, 2015.
/s/ PricewaterhouseCoopers LLP
Irvine, California
November 12, 2015

Microsemi Corporation	47

MICROSEMI CORPORATION Consolidated Balance Sheets (amounts in millions, except par value)

	September 27, 2015	September 28, 2014
Assets
Current assets:
Cash and cash equivalents	$256.4	$162.2
Accounts receivable, net of allowances of $26.0 at September 27, 2015 and $22.2 at September 28, 2014	186.9	191.2
Inventories	227.2	205.0
Deferred income taxes, net	26.2	27.3
Other current assets	39.9	32.9
Total current assets	736.6	618.6
Property and equipment, net	152.7	148.7
Goodwill	1,139.3	885.6
Intangible assets, net	357.8	351.9
Deferred income taxes, net	26.8	23.5
Other assets	36.9	28.1
Total assets	$2,450.1	$2,056.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$82.3	$75.5
Accrued liabilities	86.8	85.7
Current maturity of credit facility	32.5	—
Total current liabilities	201.6	161.2
Credit facility	953.9	693.4
Deferred income taxes	41.1	39.3
Other long-term liabilities	46.3	46.9
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 shares; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 95.1 issued and outstanding at September 27, 2015 and 95.6 issued and outstanding at September 28, 2014	19.0	19.1
Capital in excess of par value of common stock	808.1	799.1
Retained earnings	383.2	298.6
Accumulated other comprehensive loss	(3.1)	(1.2)
Total stockholders’ equity	1,207.2	1,115.6
Total liabilities and stockholders' equity	$2,450.1	$2,056.4

The accompanying notes are an integral part of these statements.

Microsemi Corporation	48

MICROSEMI CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For each of the three fiscal years in the period ended September 27, 2015
(amounts in millions, except earnings per share)

	2015	2014	2013
Net sales	$1,245.6	$1,138.3	$975.9
Cost of sales	561.3	526.8	418.7
Gross profit	684.3	611.5	557.2
Operating expenses:
Selling, general and administrative	249.5	241.0	202.5
Research and development costs	200.3	192.0	170.6
Amortization of intangible assets	96.5	92.8	84.8
Restructuring and severance charges	15.4	31.5	9.9
Total operating expenses	561.7	557.3	467.8
Operating income	122.6	54.2	89.4
Other (expenses):
Interest expense, net	(27.3)	(27.8)	(30.2)
Other expense, net	1.6	(2.5)	(3.1)
Total other expense	(25.7)	(30.3)	(33.3)
Income before income taxes	96.9	23.9	56.1
Provision for income taxes	12.3	0.8	12.4
Net income	$84.6	$23.1	$43.7
Earnings per share:
Basic	$0.90	$0.25	$0.49
Diluted	$0.88	$0.24	$0.48
Weighted-average common shares outstanding:
Basic	94.2	92.9	89.5
Diluted	95.9	94.5	91.3

Net income	$84.6	$23.1	$43.7
Other comprehensive income (loss), net of tax:
Translation adjustment	(1.6)	(0.5)	0.9
Unrealized actuarial loss on pension benefits	(0.3)	(0.7)	(0.2)
Other comprehensive income (loss), net of tax	(1.9)	(1.2)	0.7

Total comprehensive income	$82.7	$21.9	$44.4

The accompanying notes are an integral part of these statements.

Microsemi Corporation	49

MICROSEMI CORPORATION Consolidated Statements of Stockholders' Equity For each of the three fiscal years in the period ended September 27, 2015 (amounts in millions)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at September 30, 2012	90.3	$18.1	$678.9	$231.8	$(0.7)	$928.1
Shares issued pursuant to stock awards	1.9	0.4	24.9	—	—	25.3
Tax withholding on restricted stock awards	—	—	(0.9)	—	—	(0.9)
Grants and cancellations of restricted stock awards	1.6	0.3	(0.3)	—	—	—
Issuance of stock awards related to acquisition	—	—	—	—	—	—
Stock-based compensation expense	—	—	35.2	—	—	35.2
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Net income	—	—	—	43.7	—	43.7
Balance at September 29, 2013	93.8	$18.8	$737.8	$275.5	$—	$1,032.1
Shares issued pursuant to stock awards	1.5	0.2	19.0	—	—	19.2
Tax withholding on restricted stock awards	—	—	(1.5)	—	—	(1.5)
Grants and cancellations of restricted stock awards	0.3	0.1	(0.1)	—	—	—
Stock-based compensation expense	—	—	43.9	—	—	43.9
Other comprehensive income, net of tax	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	23.1	—	23.1
Balance at September 28, 2014	95.6	$19.1	$799.1	$298.6	$(1.2)	$1,115.6
Shares issued pursuant to stock awards	2.1	0.4	48.0	—	—	48.4
Tax withholding on restricted stock awards	—	—	(18.1)	—	—	(18.1)
Grants and cancellations of restricted stock awards	0.1	—	—	—	—	—
Issuance of stock awards related to acquisition	—	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	49.8	—	—	49.8
Other comprehensive income, net of tax	—	—	—	—	(1.9)	(1.9)
Repurchase of outstanding common stock	(2.7)	(0.5)	(74.5)	—	—	(75.0)
Net income	—	—	—	84.6	—	84.6
Balance at September 27, 2015	95.1	$19.0	$808.1	$383.2	$(3.1)	$1,207.2

The accompanying notes are an integral part of these statements.

Microsemi Corporation	50

MICROSEMI CORPORATION Consolidated Statements of Cash Flows For each of the three fiscal years in the period ended September 27, 2015 (amounts in millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$84.6	$23.1	$43.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.7	125.7	113.7
Change in allowance for doubtful accounts	(0.2)	0.1	(0.4)
Amortization of deferred financing cost	1.6	1.3	3.5
(Gain) loss on disposition or impairment of assets	(1.1)	9.8	—
Deferred income taxes	(8.0)	(21.5)	(9.7)
Valuation allowance on net deferred income taxes	13.3	17.6	18.8
Charge for stock-based compensation	49.8	43.9	35.2
Change in assets and liabilities (net of acquisitions):
Accounts receivable	13.8	5.2	(8.5)
Inventories	11.1	10.3	(2.9)
Other current assets	(2.5)	9.2	(2.2)
Other assets	(7.6)	(1.8)	2.4
Accounts payable	(2.9)	(5.5)	(6.4)
Accrued liabilities	(12.9)	(13.5)	(17.2)
Other long-term liabilities	(2.4)	2.8	(5.0)
Net cash provided by operating activities	269.3	206.7	165.0
Cash flows from investing activities:
Purchases of property and equipment	(44.1)	(39.4)	(37.3)
Proceeds from the sale of short term investments	0.6	41.0	—
Proceeds from the sale of property	4.2	—	—
Payments for acquisitions, net of cash acquired	(363.9)	(337.6)	—
Net cash used in investing activities	(403.2)	(336.0)	(37.3)
Cash flows from financing activities:
Repayments of credit facility and debt	(142.7)	(178.0)	(100.0)
Payment of credit facility issuance costs	(8.7)	(1.5)	(0.6)
Proceeds from credit facility	425.0	289.5	277.5
Extinguishment of debt	—	(89.5)	(277.5)
Repurchase of common stock	(75.0)	—	—
Settlement to terminate capital lease	—	(3.0)	—
Stock settled tax withholdings	(18.1)	(1.5)	(0.9)
Proceeds from exercise of stock options	47.6	19.1	25.9
Net cash (used in) provided by financing activities	228.1	35.1	(75.6)
Net increase (decrease) in cash and cash equivalents	94.2	(94.2)	52.1
Cash and cash equivalents at beginning of year	162.2	256.4	204.3
Cash and cash equivalents at end of year	$256.4	$162.2	$256.4
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$27.4	$29.2	$30.9
Income taxes	$3.3	$3.9	$2.8

The accompanying notes are an integral part of these statements.

Microsemi Corporation	51

Microsemi Corporation Notes to Consolidated Financial Statements

Note 1 Description of business and summary of significant accounting policies

Description of Business
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal ICs); field programmable gate arrays; system on chip solutions and application-specific ICs; power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency solutions; discrete components; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
The principal end markets we serve include Aerospace, Communications, Defense & Security, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on September 27, 2015, September 28, 2014, and September 29, 2013 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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

Microsemi Corporation	52

Microsemi Corporation Notes to Consolidated Financial Statements

Inventories
Inventories are stated at the lower of cost, as determined using the first-in, first-out method, or market. Costs include materials, labor and manufacturing overhead. We evaluate the carrying value of our inventories taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price we expect to obtain for our products in their respective markets. We also evaluate the composition of our inventories to identify any slow-moving, excess or obsolete products. Additionally, inventory write-downs are made based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. The net realizable value of our inventories for ongoing operations has generally been within management’s estimates. We have recorded inventory write-downs for discontinued product lines that did not meet gross margin targets, products that are being migrated to newer generations, products that service the large capital spending end markets for which demand has declined, and products related to facility closures.
Fair Value of Financial Assets and Liabilities
Accounting Standards Codification ("ASC") 825 permits entities to elect the fair value option for certain financial assets and financial liabilities. For financial assets or financial liabilities for which an entity elects the fair value option, ASC 825 requires the entity record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the income statement. ASC 825-25 requires upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.
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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in millions):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 27, 2015
Investment in marketable securities	$1.7	$1.7	$—	$—

September 28, 2014
Investment in marketable securities	$4.1	$4.1	$—	$—
Interest rate swap liabilities	0.1	—	0.1	—
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
Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

Microsemi Corporation	53

Microsemi Corporation Notes to Consolidated Financial Statements

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast indicates continuing losses associated with the use of an asset.
If events or circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying value, an impairment loss equal to the excess of the carrying value of the assets within the asset group over their fair value is recorded. The appropriate asset group is determined based on the lowest level of largely independent cash inflows and outflows for the related assets. Depending on the nature of the primary assets in the asset group, fair value is estimated using one of several approaches including replacement cost, appraised values, market quotes or estimated expected future cash flows using a discount rate commensurate with the risk involved.
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2015 and noted no significant factors existed during the fiscal year to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
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

Microsemi Corporation	54

Microsemi Corporation Notes to Consolidated Financial Statements

Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments or when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use a functionally separate portion of the facility.
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
Accounting For Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets are established when it is more likely than not some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2014 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2011 to 2014 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. As of September 27, 2015, the IRS has raised questions primarily related to transfer pricing. Management believes the Company's position is appropriate and an adequate provision has been made for any adjustments that may result from tax examinations.

Microsemi Corporation	55

Microsemi Corporation Notes to Consolidated Financial Statements

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
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2015, 2014 and 2013 were calculated as follows (amounts in millions, except per share data):

	Fiscal Years
	2015	2014	2013
BASIC
Net income	$84.6	$23.1	$43.7
Weighted-average common shares outstanding	94.2	92.9	89.5
Basic earnings per share	$0.90	$0.25	$0.49
DILUTED
Net income	$84.6	$23.1	$43.7
Weighted-average common shares outstanding for basic	94.2	92.9	89.5
Dilutive effect of stock awards	1.7	1.6	1.8
Weighted-average common shares outstanding on a diluted basis	95.9	94.5	91.3
Diluted earnings per share	$0.88	$0.24	$0.48

For 2015, 2014 and 2013, 0.2 million, 2.8 million and 1.8 million awards, respectively, were excluded from the computation of diluted EPS as these stock awards would have been anti-dilutive.
Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a number of customers whose principal sales are to the U.S. Government. Approximately 27% of total net sales in 2015 were in the Defense & Security end market, with a very significant amount of these sales to customers whose principal sales are to the U.S. Government or to subcontractors whose material sales are to the U.S. Government. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the

Microsemi Corporation	56

Microsemi Corporation Notes to Consolidated Financial Statements

prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, net sales from international markets represent a significant portion of total net sales. Our net sales to international customers represented 51% of consolidated net sales for 2015 and 47% of consolidated net sales for each of 2014 and 2013. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
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
In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB issued ASU 2015-14 which delays the effective date of ASU 2014-09 by one year. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the original effective date. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
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

Microsemi Corporation	57

Microsemi Corporation Notes to Consolidated Financial Statements

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
In April 2015, the FASB issued ASU 2015-03 whose objective is to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. In August 2015, the FASB issued ASU 2015-15 which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit agreement. ASU 2015-03 and ASU 2015-15 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We elected to early adopt these ASUs and the adoption resulted in a reclassification of $4.7 million in debt issuance costs from "other assets" to "credit facility" in the consolidated balance sheet as of September 28, 2014.
In April 2015, the FASB issued ASU 2015-05 which adds guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate when a cloud computing arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We elected to early adopt this ASU retrospectively and adoption did not impact our consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11 whose objective is to simplify the subsequent measurement of inventory by using only the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
In September 2015, the FASB issued ASU 2015-16 whose objective is to simplify the accounting for measurement-period adjustments from a business combination. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. The acquirer must revise comparative information for prior periods presented in financial statements as needed. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 is effective for annual periods beginning after December 15, 2016. We elected to early adopt this ASU retrospectively and adoption did not impact our consolidated financial position, results of operations or cash flows.
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

Microsemi Corporation	58

Microsemi Corporation Notes to Consolidated Financial Statements

We recorded Vitesse's tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and allocated the remaining purchase consideration to goodwill. The preliminary allocation is as follows (amounts in millions):

Cash and cash equivalents	$16.2
Accounts receivable	9.4
Inventories	33.8
Other current assets	4.7
Property and equipment	2.4
Deferred income taxes, net	5.6
Other assets	2.3
Identifiable intangible assets	102.4
Goodwill	252.5
Current liabilities	(28.1)
Long term debt	(17.7)
Other non-current liabilities	(0.3)
Total consideration	$383.2
As of the acquisition date, the gross contractual amount of acquired accounts receivable of $10.0 million was expected to be fully collected.
The valuation of identifiable intangible assets and their estimated useful lives are as follows (dollar amounts in millions):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$87.0	7
Customer relationships	14.4	9
Other	1.0	1
	$102.4
Valuation methodology
The fair value of completed technology was estimated by performing a discounted cash flow analysis using the income approach. This method includes discounting the projected cash flows associated with Vitesse's current products over their expected life. Projected cash flows attributable to the completed technology were discounted to their present value at a rate commensurate with the perceived risk. The valuation of customer relationships was based on the income approach, also taking into account the profit margin a market participant distributor would obtain in selling Vitesse products. The useful lives of customer relationships are estimated based upon customer turnover data and management estimates. Other identifiable intangible assets consisted of backlog and tradename.
Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Development of new technologies.

•	Acquisition of new customers.

•	Attrition of existing customers.

Microsemi Corporation	59

Microsemi Corporation Notes to Consolidated Financial Statements

•	Obsolescence of technology over time.
Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the Vitesse acquisition are not deductible.
The factors that contributed to a purchase price resulting in the recognition of goodwill include:

•	Our belief the merger will create a more diverse semiconductor company with expansive offerings which will enable us to expand our product offerings.

•
Our belief we are committed to improving cost structures in accordance with our operational and restructuring plans which should result in a realization of cost savings and an improvement of overall efficiencies.

The purchase price allocation described above is preliminary, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation. We utilized the straight line method of amortization for completed technology, customer relationships and trade name.
In November 2013, we acquired Symmetricom, Inc. for consideration of $312.7 million. We acquired Symmetricom for its world-leading source of highly precise timekeeping technologies and solutions that enable next generation data, voice, mobile and video networks and services. In July 2014, we acquired Mingoa, Ltd., a provider of semiconductor IP for hardware accelerated Ethernet OAM and embedded tests and in September 2014, we acquired Centellax, Inc., a supplier of high-speed analog and RF semiconductor products for the optical communications and Ethernet datacom markets. The consideration for these acquisitions was $51.5 million. We acquired all the equity interests of each of these companies.
Supplemental pro forma data (unaudited)
The following supplemental pro forma data summarizes the results of operations for the periods presented, as if we completed the acquisition noted above as of the first day of 2014. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in cost of goods sold from manufacturing profit in acquired inventory, amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisitions into existing operations, engineering groups, sales distribution networks and management structure. Related to our acquisition of Vitesse, products acquired with the Vitesse acquisition amounted to approximately 3% of consolidated net sales for 2015. The supplemental pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions we believe are reasonable under the circumstances. Supplemental pro forma data is as follows (amounts in millions, except per share data):

	2015	2014
Net sales	$1,294.8	$1,289.0
Net income (loss)	$71.8	$(26.2)
Earnings per share:
Basic	$0.76	$(0.28)
Diluted	$0.75	$(0.28)

Microsemi Corporation	60

Microsemi Corporation Notes to Consolidated Financial Statements

Note 3 Inventories

Inventories are summarized as follows (amounts in millions):

	September 27, 2015	September 28, 2014
Raw materials	$56.5	$55.3
Work in progress	111.7	94.0
Finished goods	59.0	55.7
	$227.2	$205.0
We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect will generate greater returns. During 2014, our evaluation led us to selectively exit product offerings we believe will continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe for many of these products, market dynamics dictate price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.
Note 4 Property and Equipment

Property and equipment consisted of the following components (dollar amounts in millions):

	Asset Life	September 27, 2015	September 28, 2014
Buildings	20-40 years	$43.0	$40.1
Machinery and equipment	3-10 years	429.1	339.8
Furniture and fixtures	5-10 years	9.8	9.9
Leasehold improvements	Shorter of asset life or life of lease	54.1	47.0
		536.0	436.8
Accumulated depreciation		(393.8)	(303.8)
Land		1.9	2.1
Construction in progress		8.6	13.6
		$152.7	$148.7

Depreciation expense was $36.2 million, $32.9 million and $28.8 million in 2015, 2014 and 2013, respectively.

Microsemi Corporation	61

Microsemi Corporation Notes to Consolidated Financial Statements

Note 5 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (amounts in millions):

	September 27, 2015		September 28, 2014		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$489.7	$(251.7)	$402.7	$(201.3)	2 to 15
Customer relationships	316.2	(197.1)	301.8	(152.5)	4 to 15
Backlog, trade name and other	18.8	(18.1)	17.9	(16.7)	1 to 5
	$824.7	$(466.9)	$722.4	$(370.5)
Non-amortizable intangible assets
Goodwill	$1,139.3		$885.6

A reconciliation of our goodwill for the years ended September 27, 2015 and September 28, 2014 is as follows (amounts in millions):

	September 27, 2015	September 28, 2014
Beginning balance	$885.6	$790.2
Additions from acquisitions	253.7	95.4
Ending balance	$1,139.3	$885.6

Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended September 27, 2015 is as follows (amounts in millions):

	2015	2014	2013
Completed technology	$50.4	$43.9	$39.0
Customer relationships	44.6	45.0	42.6
Backlog, trade name and other	1.5	3.9	3.2
	$96.5	$92.8	$84.8
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in millions):

2016	2017	2018	2019	2020	Thereafter
$100.8	$96.6	$53.2	$30.8	$25.6	$50.8

Microsemi Corporation	62

Microsemi Corporation Notes to Consolidated Financial Statements

Note 6 Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in millions):

	September 27, 2015	September 28, 2014
Payroll, bonus and employee benefits	$33.3	$34.3
Deferred revenue	9.7	11.4
Outside services	9.2	9.6
Warranties	6.4	6.9
Commissions	3.8	4.0
Licenses	6.0	1.1
Leases and rent	2.6	0.7
Restructuring and severance	2.5	8.4
Customer deposits	2.2	1.1
Property and sales taxes	1.3	1.1
Income taxes	1.4	1.0
Other	8.4	6.1
	$86.8	$85.7
Note 7 Income Taxes

Pretax income (loss) was generated from the following sources for each of the three fiscal years in the period ended September 27, 2015 (amounts in millions):

	2015	2014	2013
Domestic	$(14.9)	$(62.7)	$(38.7)
Foreign	111.8	86.6	94.8
Total	$96.9	$23.9	$56.1

The provision for income taxes consisted of the following components for each of the three fiscal years in the period ended September 27, 2015 (amounts in millions):

	2015	2014	2013
Current:
Federal	$—	$—	$0.8
State	0.2	0.3	0.8
Foreign	4.2	3.9	3.1
Deferred:
Federal	4.6	(6.5)	2.3
State	—	(0.2)	1.4
Foreign	3.3	3.3	4.0
	$12.3	$0.8	$12.4

We recorded a provision for income taxes of $12.3 million on pretax income of $96.9 million in 2015 compared to a provision for income taxes of $0.8 million on pre-tax income of $23.9 million in 2014, and a provision for income taxes of $12.4 million on pretax income of $56.1 million in 2013. For each of these years, the provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to amortization of indefinite lived assets for tax purposes, with an offset in 2014 by the release of valuation allowance

Microsemi Corporation	63

Microsemi Corporation Notes to Consolidated Financial Statements

due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in 2015 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined it is more likely than not the tax benefits will not be realized in the future.
During 2015 and 2014, we increased the valuation allowance by $31.6 million and $8.9 million, respectively. During 2015, this increase was primarily related to continued losses in various jurisdictions and an increase due to deferred tax assets of Vitesse that were not more likely that not realizable as of the acquisition date. During 2014, this increase was primarily related to continued losses in various jurisdictions, which is partially offset by a reduction in Microsemi valuation allowance as a result of net deferred tax liabilities of companies acquired during 2014.
We have federal and state net operating losses ("NOLs") of $366.4 million and $253.1 million, respectively, that begin expiring in 2018 and 2016, respectively. Of the total NOL carryforward, $51.6 million related to the excess tax benefit from employee stock compensation and stockholders' equity will increase by $51.6 million if and when such excess tax benefits are ultimately realized. We have foreign NOLs of $283.7 million that begin expiring in 2016. We have federal and state research and experimentation credits of $52.3 million and $91.9 million, respectively, that begin expiring in 2017 and 2016, respectively. We have foreign research and experimentation credits of $81.9 million that begin expiring in 2017 and incentive deductions of $16.2 million that carry forward indefinitely. We have federal foreign tax credits of $4.7 million that begin expiring in 2021. We have federal and state enterprise zone credits, federal and state investment tax credits, and alternative minimum tax credits totaling $8.9 million that began expiring in 2015. The utilization of NOLs and credits acquired through an acquisition may be subject to limitations due to change in control.
No provision has been made for future income taxes on undistributed earnings of foreign operations (except for insignificant jurisdictions) since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable, as such liability is dependent upon a number of factors, including foreign tax credit position that would exist at the time any remittance would occur. At the end of 2015 and 2014, these undistributed earnings aggregated $471.2 million and $430.4 million, respectively.
The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense for each of the three fiscal years in the period ended September 27, 2015 (amounts in millions):

	2015	2014	2013
Tax computed at federal statutory rate	$33.9	$8.4	$19.6
State taxes, net of federal impact	(2.1)	(1.1)	(1.6)
Foreign income taxed at different rates	(33.1)	(24.7)	(20.5)
Tax credits and incentives	(5.1)	(2.8)	(5.4)
Stock award compensation	1.3	1.2	0.2
Unrecognized tax benefits	3.7	1.4	(0.4)
U.S. tax on foreign income	1.3	4.1	1.4
Income tax return to provision	—	(0.2)	(0.9)
Non-deductible permanent items	0.9	0.9	0.2
Pre-acquisition loss carry forwards	—	(11.4)	—
Expiration of tax attributes	—	2.9	—
Foreign declared dividend	(0.5)	3.6	—
Withholding taxes	(0.3)	0.3	0.7
Other differences, net	(1.0)	0.6	0.3
Valuation allowance	13.3	17.6	18.8
	$12.3	$0.8	$12.4

Microsemi Corporation	64

Microsemi Corporation Notes to Consolidated Financial Statements

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in millions):

	September 27, 2015	September 28, 2014
Accounts receivable, net	$1.9	$1.2
Inventories	17.5	14.5
Accrued employee benefit expenses	8.4	8.8
Net operating losses	164.6	149.6
Tax credits and incentives	153.5	144.2
Accrued other expenses	9.7	11.4
Deferred equity compensation	18.9	16.7
Property and equipment, net	13.8	3.1
Other assets	11.4	11.8
Total deferred tax assets	399.7	361.3
Intangible assets	(137.1)	(127.2)
Foreign declared dividend	—	(3.6)
Total deferred tax liabilities	(137.1)	(130.8)
Less valuation allowance	(250.6)	(218.9)
	$12.0	$11.6

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	September 27, 2015	September 28, 2014	September 29, 2013
Beginning gross unrecognized tax benefits	$97.7	$69.6	$58.0
Additions based on tax positions related to the current year	3.5	2.4	3.2
Additions based on current year acquisitions	16.2	28.9	—
Additions based on tax positions of prior years	4.8	0.4	12.9
Reductions based on tax positions of prior years	—	—	(2.8)
Reductions for lapses and settlements	(0.4)	(3.6)	(1.7)
Ending gross unrecognized tax benefit	$121.8	$97.7	$69.6

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended September 27, 2015, September 28, 2014, and September 29, 2013, we recognized $0.7 million, $0.7 million and $0.1 million, respectively. The cumulative interest and penalties at September 27, 2015 and September 28, 2014 were $7.4 million and $6.6 million, respectively.
Unrecognized tax benefits of $62.5 million (including interest) at September 27, 2015 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of $28.3 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2014 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2011 to 2014 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination as well as certain state examinations. There have been no significant proposed adjustments to date. As of September 27, 2015, the IRS has raised questions primarily related to transfer pricing. Management believes the Company's position is appropriate and an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results

Microsemi Corporation	65

Microsemi Corporation Notes to Consolidated Financial Statements

are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.
Note 8 Credit Agreement

Credit Agreement
On March 31, 2015, we entered into Amendment No. 6 to our existing Amended and Restated Credit Agreement dated as of October 13, 2011 (such Amended and Restated Credit Agreement as further amended and supplemented prior to March 31, 2015, the "Existing Credit Agreement"; and as amended by Amendment No. 6, the “Amended Credit Agreement"), with Bank of America, N.A., as administrative agent and collateral agent. Pursuant to the Existing Credit Agreement, certain lenders provided first lien credit facilities, consisting of a term loan facility and a revolving credit facility. Amendment No. 6 provided for, among other things, (1) certain amendments to the provisions relating to incremental credit facilities to (i) permit up to $325.0 million of incremental term loan facilities to be in the form of term A loans, and (ii) permit the incremental revolving commitment capacity to be increased by the amount of all prior voluntary terminations of revolving commitments, (2) an amendment to the definition of "change of control" in the Existing Credit Agreement to remove the "continuing director" prong (clause (b)) from such defined term, and (3) certain amendments related to the acquisition of Vitesse. In connection with Amendment No. 6, Bank of America, N.A., replaced Royal Bank of Canada as administrative agent and as collateral agent under the Amended Credit Agreement.
On April 28, 2015, we entered into an Incremental Joinder Agreement with respect to an incremental term A loan of $325.0 million and incremental revolving commitments of $225.0 million under our Amended Credit Agreement (as supplemented by the Incremental Joinder Agreement, the "Credit Agreement"). The term A loan and incremental revolving commitments each mature in August 2019. Beginning with the quarter ending September 27, 2015, and each quarter thereafter, we are required to make quarterly principal payments of $8.1 million on term A loan borrowings. The incremental term A loan and incremental revolving commitments initially bear interest at an interest rate margin of 2.00% for Eurodollar Rate loans and 1.00% for Base Rate loans, and the incremental revolving commitments are subject to an undrawn commitment fee of 0.35%. The interest rate margins and commitment fee are subject to step-downs based on our Consolidated Leverage Ratio (as defined in the Credit Agreement).
On April 28, 2015, we borrowed $325.0 million of incremental term A loan and $100.0 million under incremental revolving commitments to fund the acquisition of Vitesse, to repay a portion of term B loan principal, and for general corporate purposes.
Our term B loan facility matures in February 2020 and as of September 27, 2015, there are no scheduled principal repayments until the maturity date. The Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement). The first ECF application date was measured as of the end of fiscal year 2015 and the ECF percentage will be 50% if the Consolidated Leverage Ratio as of the last day of the fiscal year is equal to or greater than 3.00 to 1.00 and 0% otherwise.
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. For term B loans, Eurodollar Rate loans are also subject to a Eurodollar Floor. At September 27, 2015, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of September 27, 2015, were as follows (amounts in millions, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$325.0	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%
Debt issuance costs recorded as a reduction to principal outstanding in the consolidated balance sheets were $4.7 million as of September 28, 2014 and $11.7 million as of September 27, 2015. The fair value of our outstanding loans was $995.9 million at September 27, 2015 and $693.0 million at September 28, 2014. We classify this valuation as a Level 2 fair value measurement and determined the fair value based on a mid-market valuation reported to us by a participant in the credit facility.

Microsemi Corporation	66

Microsemi Corporation Notes to Consolidated Financial Statements

Our Credit Agreement includes financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of September 27, 2015.
Interest Rate Swap Agreement
In connection with our Credit Agreement in 2011, we entered into interest rate swap agreements for the purpose of minimizing the variability of cash flows in the interest rate payments of our variable rate borrowings. The cash flows received under the interest rate swap agreements are expected to offset the change in cash flows associated with LIBOR rate borrowings between the effective and maturity dates of the swaps. Our last interest rate swap agreement expired in January 2015. We classified our interest rate swap balance as a Level 2 fair value measurement. We determined the fair value of our interest rate swap agreements based on mid-market valuations reported to us by the counterparty to the swap agreements. We reflect the change in fair value of the swaps through other income (expense), net and recorded income of $0.6 million in 2014 and income of $1.3 million in 2013.
Note 9 Other Long-Term Liabilities

Other long-term liabilities consisted of (amounts in millions):

	September 27, 2015	September 28, 2014
Unrecognized tax benefits	$19.8	$17.4
Deferred rent	11.2	13.7
Pension and retirement	8.9	8.9
Restructuring	3.4	3.8
Other	3.0	3.1
Total	$46.3	$46.9

Note 10 Stock-Based Compensation

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
Except as described in this paragraph, shares that are subject to or underlie awards which expire or for any reason, are canceled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2008 Plan that is a full-value award, as well as any shares exchanged by a participant or withheld by the Company or one of its subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan. Tax withholding obligations are established at the statutory minimum requirements for any shares exchanged or withheld.
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

Microsemi Corporation	67

Microsemi Corporation Notes to Consolidated Financial Statements

Stock-based compensation expense was $49.8 million in 2015, $43.9 million in 2014 and $35.2 million in 2013. At September 27, 2015, unamortized compensation expense related to unvested stock awards was $56.3 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.4 years.
Remaining share-units available for grant, assuming the issuance of performance units at target, at September 27, 2015, September 28, 2014 and September 29, 2013 under the 2008 Plan were 11.7 million, 14.1 million and 12.2 million, respectively.
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
Activity and price information related to restricted stock awards are as follows (quantity in millions):

	Quantity	Weighted-Average Grant Price
Outstanding at September 30, 2012	2.7
Granted	1.9	$20.39
Vested	(1.4)
Forfeited	(0.1)
Outstanding at September 29, 2013	3.1
Granted	1.6	$24.67
Vested	(1.4)
Forfeited	(0.2)
Outstanding at September 28, 2014	3.1
Assumed from acquisition	0.3	$33.01
Granted	1.3	$29.37
Vested	(1.5)
Forfeited	(0.2)
Outstanding at September 27, 2015	3.0
In connection with the acquisition Vitesse in 2015, we assumed restricted shares and converted them to Microsemi awards in accordance with the merger agreement.
Performance Stock Units
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. Monte Carlo valuation inputs included grant date, performance period, our historical volatility, peer group volatility and risk free interest rate.Vesting of performance units issued in 2013, 2014 and 2015 contain a market condition and the Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the fair value date of each award.
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

Microsemi Corporation	68

Microsemi Corporation Notes to Consolidated Financial Statements

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
Activity and price information related to performance units are as follows (quantity reported at target and in millions):

Quantity
Outstanding at September 30, 2012	0.4
Granted	0.4
Vested	(0.2)
Outstanding at September 29, 2013	0.6
Granted	0.4
Vested	(0.3)
Outstanding at September 28, 2014	0.7
Granted	0.3
Vested	(0.3)
Outstanding at September 27, 2015	0.7
Stock Options and Stock Appreciation Rights
Compensation expense for stock options and stock appreciation rights was calculated based on the grant or assumption date using the Black-Scholes pricing model. All stock appreciation rights we have granted or assumed are stock-settled. Stock options and stock appreciation rights are granted at exercise prices equal to the closing price of our common stock on the date of grant. Assumed stock options and stock appreciation rights are granted at exercise prices determined in accordance with the applicable merger agreement. Expected life and forfeiture rates were estimated based primarily on historical data that were stratified between members of the Board of Directors, executive employees and all other recipients. Expected volatility was estimated based on historical volatility using equally weighted daily price observations over a period approximately equal to the expected life of each option. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. No dividends are expected to be paid.

Microsemi Corporation	69

Microsemi Corporation Notes to Consolidated Financial Statements

Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in millions):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at September 30, 2012	7.0	$20.26	$21.6	2.5
Exercised	(1.9)	$14.16	$17.0
Forfeited	(0.4)	$24.33
Outstanding at September 29, 2013	4.7	$22.49	$14.7	1.7
Assumed from acquisition	0.6	$20.08
Exercised	(1.2)	$16.39	$17.0
Forfeited	(1.4)	$26.55
Outstanding at September 28, 2014	2.7	$22.70	$7.4	2.0
Assumed from acquisition	0.2	$24.18
Exercised	(2.1)	$23.83	$15.8
Forfeited	(0.1)	$23.90
Outstanding at September 27, 2015	0.7	$19.60	$9.1	4.0
Exercisable at September 27, 2015	0.6	$19.13	$7.5	3.6
Exercisable and expected to vest after September 27, 2015	0.7	$19.60	$9.1	4.0
In connection with the acquisition Symmetricom in 2014 and Vitesse in 2015, we assumed stock options and converted them to Microsemi awards in accordance with their respective merger agreements.
Quantity and weighted-average exercise prices related to stock options and stock appreciation rights outstanding as of September 27, 2015 and stratified by exercise price are as follows (quantity in millions):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than or equal to $20.00	0.4	$14.18	0.4	$14.39
Greater than $20.00	0.2	$27.36	0.3	$25.91
	0.6	$19.13	0.7	$19.60
Weighted-average fair value and weighted-average assumptions used in the calculation of compensation expense for assumed grants in 2014 and 2015 are as follows. There were no stock options or stock appreciation rights granted or assumed in 2013.

	Fair Value	Risk Free Rate	Expected Dividend Yield	Expected Life (Years)	Expected Volatility
September 28, 2014	$20.08	0.5%	—%	2.7	31.0%
September 27, 2015	$24.18	0.1%	—%	0.7	36.6%

Microsemi Corporation	70

Microsemi Corporation Notes to Consolidated Financial Statements

Note 11 Employee Benefit Plans

We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. During 2015, employer contributions were $3.7 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed a pension plan in Germany related to an acquisition in 2012 that covers employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under this plan.  The pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. As of September 27, 2015, the fair value of plan assets was $4.3 million and benefit obligations were $6.7 million. During 2014, we recorded an unrealized actuarial loss on pension benefits of $0.3 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 3.2% to 2.1%. There are no employer contributions expected in the next twelve months.
Note 12 Stock Repurchase Program

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100.0 million of the Company's common stock before July 31, 2017. Repurchases under either authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternate and general market and business conditions.
During the twelve months ended September 27, 2015, under the September 9, 2014 authorization, the Company repurchased 2.7 million shares for $75.0 million at an average price of $28.03 under the program. Repurchased shares were retired and returned to authorized shares. Under the existing board authorizations, $125.0 million of common stock may still be repurchased.
Note 13 Commitments and Contingencies

Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in millions):

2016	2017	2018	2019	2020	Thereafter
$19.8	$17.1	$15.1	$13.5	$12.2	$10.6

Lease expense charged to income was $21.5 million in 2015, $23.5 million in 2014 and $20.2 million in 2013.
Contingencies
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $2.3 million and $1.9 million at September 27, 2015 and September 28, 2014, respectively. Our self-insurance accruals are based on estimates and, while we believe the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

Microsemi Corporation	71

Microsemi Corporation Notes to Consolidated Financial Statements

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
Note 14 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 28, 2014	$4.1	$8.2	$—	$12.3
Assumed from acquisition	0.1	—	—	0.1
Provisions	10.6	2.6	3.9	17.1
Reversal of prior provision	(0.6)	(1.1)	—	(1.7)
Cash expenditures	(11.3)	(5.9)	(2.2)	(19.5)
Other non-cash settlement	—	(0.6)	(1.6)	(2.2)
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
We recorded net provisions for employee severance of $10.0 million for 2015, of which $2.9 million related to actions following our acquisition of Vitesse. Employee severance covered approximately 250 individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $2.6 million for 2015, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space. We recorded a $1.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded provisions for other associated costs for restructuring of $3.9 million for 2015, which consisted of facility and equipment impairments and facility relocation costs.
Note 15 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal ICs and power and high-reliability individual component semiconductors. These products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include Aerospace, Communications, Defense & Security, and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.

Microsemi Corporation	72

Microsemi Corporation Notes to Consolidated Financial Statements

Net sales based on a customer's ship-to location and by estimated end market are as follows (amounts in millions):

	2015	2014	2013
United States	$610.0	$604.4	$514.6
Europe	189.8	163.7	142.3
Asia	399.7	338.4	292.6
Other	46.1	31.8	26.4
Total	$1,245.6	$1,138.3	$975.9

Aerospace	$191.4	$169.6	$187.0
Communications	451.7	407.6	278.1
Defense & Security	335.8	302.7	306.3
Industrial	266.7	258.4	204.5
Total	$1,245.6	$1,138.3	$975.9
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 12% in 2015 and there were no countries outside the United States exceeding 10% in 2014 and 2013. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to these customers are ultimately shipped to end markets in the United States and Europe.
Property and equipment, net by geographic area are as follows (amounts in millions):

	2015	2014	2013
United States	$117.6	$117.9	$100.7
Europe	13.9	12.2	12.6
Asia	18.9	16.8	10.2
Other	2.3	1.8	1.7
Total	$152.7	$148.7	$125.2

Microsemi Corporation	73

Microsemi Corporation Notes to Consolidated Financial Statements

Note 16 Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in millions, except earnings per share):

	Quarters ended in fiscal year 2015
	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$328.8	$317.1	$296.2	$303.5
Gross profit	$174.8	$172.1	$169.3	$168.1
Net income	$25.3	$14.7	$24.9	$19.7
Basic earnings per share	$0.27	$0.16	$0.26	$0.21
Diluted earnings per share	$0.26	$0.15	$0.26	$0.21

	Quarters ended in fiscal year 2014
	September 28, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$303.3	$292.3	$287.0	$255.7
Gross profit	$171.0	$153.6	$148.6	$138.3
Net income (loss)	$32.8	$(4.3)	$(6.8)	$1.4
Basic earnings (loss) per share	$0.35	$(0.05)	$(0.07)	$0.02
Diluted earnings (loss) per share	$0.34	$(0.05)	$(0.07)	$0.02
Note 17 Subsequent Event

On October 30, 2015, we announced a proposal to acquire PMC-Sierra, Inc. ("PMC") in a cash and stock transaction. Under the terms of our proposal, PMC shareholders would receive $9.04 in cash and 0.0771x of a Microsemi common share for each PMC common share held at the close of the transaction. The implied enterprise value is $2.3 billion, net of PMC’s net cash balance as of September 27, 2015. On November 1, 2015, PMC announced its board of directors had determined our proposal was not superior to an existing arrangement between PMC and Skyworks Solutions, Inc. ("Skyworks"). On November 2, 2015, we issued a press release reiterating the benefits of our proposal. On November 10, 2015, we issued a press release announcing that we had been informed that PMC's board of directors had deemed our reiterated proposal, which we submitted on November 9, 2015, a "Superior Proposal" under the terms of PMC's existing agreement with Skyworks, and that PMC has given written notice to Skyworks of its intent to approve or recommend the Microsemi proposal. As a result, PMC will be entitled to approve or recommend the Microsemi proposal if Skyworks does not make, within three business days following the receipt of the notice, a proposal that would cause the proposal received from Microsemi to no longer constitute a "Superior Proposal."

Microsemi Corporation	74

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Tax valuation allowance
September 29, 2013	$196.1	$18.8	$(4.8)	$—	$210.1
September 28, 2014	$210.1	$17.6	$(8.8)	$—	$218.9
September 27, 2015	$218.9	$13.3	$18.4	$—	$250.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
As of September 27, 2015, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 27, 2015.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Report on Internal Control over Financial Reporting.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2015.
Management excluded Microsemi Communications, Inc. (formerly Vitesse Semiconductor Corporation) from our assessment of internal control over financial reporting as of September 27, 2015 because it was acquired in a purchase business combinations during the fiscal year ended September 27, 2015. The total assets and total revenues excluded

Microsemi Corporation	75

represented 2% and 3% of the related consolidated financial statement amounts as of and for the year ended September 27, 2015.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION

Inapplicable.

PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended September 27, 2015. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
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

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Microsemi Corporation	76

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading "Audit Matters."

Microsemi Corporation	77

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index under Item 8.
2.    Financial Statement Schedule. See Index under Item 8.

(b)	Exhibits
The exhibits to this report are listed in the Exhibit Index
(c)Financial statements of unconsolidated affiliates.
None

Microsemi Corporation	78

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
Dated: November 12, 2015

Microsemi Corporation	79

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

Signature	Title	Date

/s/ James J. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 12, 2015
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 12, 2015
John W. Hohener

/s/ Dennis R. Leibel	Director (Lead Independent Director)	November 12, 2015
Dennis R. Leibel

/s/ Thomas R. Anderson	Director	November 12, 2015
Thomas R. Anderson

/s/ William E. Bendush	Director	November 12, 2015
William E. Bendush

/s/ Paul F. Folino	Director	November 12, 2015
Paul F. Folino

/s/ William L. Healey	Director	November 12, 2015
William L. Healey

/s/ Matthew E. Massengill	Director	November 12, 2015
Matthew E. Massengill

Microsemi Corporation	80

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of October 21, 2013 by and among Microsemi Corporation, PETT Acquisition Corp. and Symmetricom, Inc. (1)

2.2	Agreement and Plan of Merger dated as of March 17, 2015 by and among Microsemi Corporation, LLIU100 Acquisition Corp. and Vitesse Semiconductor Corporation (2)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (3)*

3.2	Third Amended and Restated Bylaws of Microsemi Corporation (4)*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation (5)

10.1	Microsemi Corporation 1987 Stock Plan, and amendments thereto (6)*

10.1.1	Form of Non-Employee Stock Option Agreement from and after February 22, 2006 (7)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (8)*

10.2.1	Form of Notice of Grant of Restricted Stock Award and Terms and Conditions under 2008 Performance Incentive Plan (9)*

10.2.2	Form of Performance Stock Unit Award Agreement - Fiscal 2013-2015 (10)*

10.2.3	Form of Performance Stock Unit Award Agreement - Fiscal 2014-2016 (11)*

10.2.4	Form of Performance Stock Unit Award Agreement - Fiscal 2015-2017 (12)*

10.3	Microsemi Corporation Cash Bonus Plan (13)*

10.4	Fiscal 2015 Executive Non-Equity Incentive Plan (14)*

10.5	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation (15)*

10.6	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (16)*

10.7	Executive Retention Agreement dated September 17, 2015 between Paul H. Pickle and Microsemi Corporation†*

10.8	Form of Executive Retention Agreement dated September 17, 2015 for Steven G. Litchfield and David Goren (17)*

Microsemi Corporation	81

10.9	Form of Amendment to Executive Retention Agreement for Certain Named Executive Officers to Address Section IRC Section 409A Considerations (18)*

10.11	Summary of Compensation Arrangements for Named Executive Officers†

10.12	Directors’ Compensation Policy (19)*

10.14	Form of Officers and Directors Indemnification Agreement (20)*

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company (21)

10.16
Credit Agreement, dated as of November 2, 2010, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, East West Bank, Raymond James Bank, FSB and the lenders referred to therein (22)

10.16.1	Amendment No. 1 to Credit Agreement, dated as of March 2, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein (23)

10.16.2
Amendment No. 2 to Credit Agreement, dated as of October 13, 2011, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (24)

10.16.3
Amendment No. 3 to Credit Agreement, dated as of February 17, 2012, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. LLC and the lenders referred to therein (25)

10.16.4	Increase Term Joinder, dated as of February 17, 2012, by and among Microsemi Corporation and Morgan Stanley Senior Funding, Inc. (26)

10.16.5	Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Microsemi Corporation, Morgan Stanley Senior Funding, Inc. and the lenders referred to therein (27)

10.16.6
Amendment No. 5 to Credit Agreement, dated as of March 18, 2014, by and among Microsemi Corporation, Royal Bank of Canada, as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (28)

10.16.7
Amendment No. 6 to Credit Agreement, dated as of March 31, 2015, by and among Microsemi Corporation, Bank of America N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (39)

10.16.8
Incremental Term Joinder, dated as of April 28, 2015, by and among Microsemi Corporation, Bank of America N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (30)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

Microsemi Corporation	82

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2015†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2015†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2015†

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit of Symmetricom Inc.’s Current Report on Form 8-K (File No. 0-02287) filed with the Commission October 22, 2013.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 18, 2015.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(4)	Incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 15, 2013.
(5)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(6)	Incorporated by reference to Exhibit 99(D)(1) to the Registrant's Tender Offer Statement on Schedule TO (File No. 005-30432) as filed with the Commission on August 17, 2005
(7)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 13, 2014.
(9)	Incorporated by reference to Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 29, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 28, 2015.
(13)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 28, 2015.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(16)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 17, 2015
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.

Microsemi Corporation	83

(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 13, 2014.
(20)	Incorporated by reference to Exhibit 10. 1to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(21)	Incorporated by reference to Exhibit 10.104 o the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 5, 2010.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 4, 2011
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on October 19, 2011.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 21, 2012.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 22, 2013.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on March 24, 2014.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 1, 2015.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on April 28, 2015.

Microsemi Corporation	84