Form 10-Q
period 2016-01-03
MICROSEMI CORP
filed 2016-02-02
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended January 3, 2016
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
The number of outstanding shares of Common Stock on January 27, 2016 was 112,389,849.

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

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

Microsemi Corporation	3

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter ended January 3, 2016 of Microsemi Corporation and its subsidiaries (which we herein sometimes refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for the quarter ended January 3, 2016, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of January 3, 2016 and September 27, 2015, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	January 3, 2016	September 27, 2015
Assets
Current assets:
Cash and cash equivalents	$199.7	$256.4
Accounts receivable, net of allowances of $23.6 at January 3, 2016 and $26.0 at September 27, 2015	176.2	186.9
Inventories	231.4	227.2
Deferred income taxes, net	26.2	26.2
Other current assets	36.0	39.9
Total current assets	669.5	736.6
Property and equipment, net	154.1	152.7
Goodwill	1,139.3	1,139.3
Intangible assets, net	332.4	357.8
Deferred income taxes, net	23.8	26.8
Other assets	130.1	36.9
Total assets	$2,449.2	$2,450.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88.6	$82.3
Accrued liabilities	82.3	86.8
Current maturity of credit facility	32.5	32.5
Total current liabilities	203.4	201.6
Credit facility	938.3	953.9
Deferred income taxes	41.0	41.1
Other long-term liabilities	47.1	46.3
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 95.8 issued and outstanding at January 3, 2016 and 95.1 issued and outstanding at September 27, 2015	19.2	19.0
Capital in excess of par value of common stock	797.1	808.1
Retained earnings	406.9	383.2
Accumulated other comprehensive loss	(3.8)	(3.1)
Total stockholders’ equity	1,219.4	1,207.2
Total liabilities and stockholders' equity	$2,449.2	$2,450.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited, amounts in millions, except earnings per share)

	Quarter Ended
	January 3, 2016	December 28, 2014
Net sales	$329.2	$303.6
Cost of sales (excluding amortization of intangible assets below)	141.3	135.5
Gross profit	187.9	168.1
Operating expenses:
Selling, general and administrative	69.3	60.1
Research and development	54.9	47.6
Amortization of intangible assets	25.4	23.6
Restructuring and severance charges	1.7	7.1
Total operating expenses	151.3	138.4
Operating income	36.6	29.7
Other expenses
Interest expense, net	(8.2)	(6.2)
Other expense, net	(0.6)	(0.4)
Total other expense	(8.8)	(6.6)
Income before income taxes	27.8	23.1
Provision for income taxes	4.1	3.4
Net income	$23.7	$19.7
Earnings per share:
Basic	$0.25	$0.21
Diluted	$0.25	$0.21
Weighted-average common shares outstanding:
Basic	95.1	93.9
Diluted	96.5	95.1

Net income	$23.7	$19.7
Other comprehensive income (loss), net of tax:
Translation adjustment	(3.7)	(1.7)
Unrealized actuarial loss on pension benefits	(0.1)	(0.1)
Other comprehensive loss, net of tax	(3.8)	(1.8)

Total comprehensive income	$19.9	$17.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Quarter Ended
	January 3, 2016	December 28, 2014
Cash flows from operating activities:
Net income	$23.7	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.7	32.5
Change in allowance for doubtful accounts	0.1	(0.1)
Amortization of deferred financing cost	0.7	0.2
Loss on disposition or impairment of assets	0.1	1.7
Deferred income taxes	3.0	2.4
Charge for stock-based compensation	13.9	10.7
Change in assets and liabilities:
Accounts receivable	10.5	3.7
Inventories	(4.2)	2.2
Other current assets	3.3	(1.3)
Other assets	(5.3)	(0.3)
Accounts payable	5.8	(2.1)
Accrued liabilities	(4.4)	(2.3)
Other long-term liabilities	1.0	(0.1)
Net cash provided by operating activities	82.9	66.9
Cash flows from investing activities:
Purchases of property and equipment	(10.5)	(13.1)
Proceeds from the sale of short term investments	0.1	0.1
Payments for acquisitions	(88.8)	—
Net cash used in investing activities	(99.2)	(13.0)
Cash flows from financing activities:
Repayments of credit facility and debt	(16.3)	—
Repurchase of common stock	—	(25.0)
Payments for stock settled tax withholdings	(26.4)	(15.9)
Proceeds from exercise of stock options	2.3	7.7
Net cash used in financing activities	(40.4)	(33.2)
Net increase (decrease) in cash and cash equivalents	(56.7)	20.7
Cash and cash equivalents at beginning of period	256.4	162.2
Cash and cash equivalents at end of period	$199.7	$182.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The quarter ended January 3, 2016, consisted of 14 weeks and the quarter ended December 28, 2014, consisted of 13 weeks. The results of operations for the most recently reported quarter ended January 3, 2016 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows (amounts in millions, except per share data):

	Quarter Ended
	January 3, 2016	December 28, 2014
Basic
Net income	$23.7	$19.7
Weighted-average common shares outstanding	95.1	93.9
Basic earnings per share	$0.25	$0.21

Diluted
Net income	$23.7	$19.7
Weighted-average common shares outstanding for basic	95.1	93.9
Dilutive effect of stock awards	1.4	1.2
Weighted-average common shares outstanding on a diluted basis	96.5	95.1
Diluted earnings per share	$0.25	$0.21

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

For the quarters ended January 3, 2016 and December 28, 2014, we excluded stock awards totaling 0.6 million and 0.9 million, respectively, in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of this ASU by one year. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the original effective date. We are currently assessing the adoption and impact of this ASU on our consolidated financial position and results of operations.
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
In November 2015, the FASB issued ASU 2015-17 whose objective is to simplify the presentation of deferred income tax assets and liabilities. ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate that adoption of this ASU will impact our consolidated financial position and results of operations.

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 Inventories

Inventories are summarized as follows (amounts in millions):

	January 3, 2016	September 27, 2015
Raw materials	$52.6	$56.5
Work in process	114.3	111.7
Finished goods	64.5	59.0
	$231.4	$227.2
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (amounts in millions):

	January 3, 2016	September 27, 2015
Amortizable intangible assets
Completed technology	$223.7	$238.0
Customer relationships	108.2	119.1
Backlog, trade name and other	0.5	0.7
	$332.4	$357.8

Non-amortizable intangible assets
Goodwill	$1,139.3	$1,139.3

Amortization of intangible assets included in operating expenses is as follows (amounts in millions):

	Quarter Ended
	January 3, 2016	December 28, 2014
Completed technology	$14.2	$11.5
Customer relationships	10.9	11.2
Backlog, trade name and other	0.3	0.9
	$25.4	$23.6
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in millions):

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$100.1	$87.1	$46.9	$28.3	$25.6	$44.4
Note 4 Income Taxes

For the quarter ended January 3, 2016, we recorded income tax provisions of $4.1 million. For the quarter ended December 28, 2014, we recorded income tax provisions of $3.4 million. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for the quarter ended January 3, 2016 and December 28, 2014 were the combined calculated tax expenses, benefits and credits for various jurisdictions.

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2014 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $24 million within the next twelve months.
In December 2015, the U.S. government permanently reinstated the federal research and tax credit retroactively to January 1, 2015. We are currently in a loss position for US income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter ended January 3, 2016.
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
Note 5 Credit Agreement

As of January 3, 2016, we were a party to an Amended and Restated Credit Agreement dated as of October 13, 2011 with Bank of America, N.A., as administrative agent and collateral agent (as amended through April 28, 2015, the "2011 Credit Agreement"), which consisted of a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020.
On December 18, 2015, we and certain of our subsidiaries entered into an Amendment No. 7 to Credit Agreement and Amendment to Guarantee and Collateral Agreement (“Amendment No. 7”) to the 2011 Credit Agreement (as amended by Amendment No. 7, the “Amended 2011 Credit Agreement”), with Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein, and our existing Guarantee and Collateral Agreement dated as of November 2, 2010 with Bank of America, N.A., as administrative agent and collateral agent. Amendment No. 7 permitted us to issue certain senior unsecured debt in an aggregate principal amount of up to $500.0 million.
The Amended 2011 Credit Agreement was terminated and repaid in full on January 15, 2016 and replaced with a new credit facility as described in Note 11, “Subsequent Events.” Microsemi is evaluating the accounting for the termination of the Amended 2011 Credit Agreement and related deferred financing fees of $11.0 million as of January 3, 2016.
Under the Amended 2011 Credit Agreement, we had the ability to borrow under a "Base Rate" which approximated the prime rate plus an applicable margin or "Eurodollar Rate" which approximated LIBOR plus an applicable margin. Eurodollar Rate loans were also subject to a Eurodollar Floor. At January 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of January 3, 2016 were as follows (amounts in millions, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$308.8	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $11.7 million as of September 27, 2015 and $11.0 million as of January 3, 2016. The fair value of our outstanding loans was $981.1 million at January 3, 2016 and $995.9 million at September 27, 2015. We classify this valuation as a Level 2 fair value measurement and determined the fair value based on a mid-market valuation reported to us by a participant in the credit facility.
Our Amended 2011 Credit Agreement included financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contained other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of January 3, 2016.
Note 6 Stock-Based Compensation

Stock Based Compensation
In February 2014, our stockholders approved an amendment to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendment a) increased the share limit by an additional 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is 33.3 million shares; and b) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2019. The 2008 Plan's termination date of December 5, 2021 remained unchanged, as did the 2.41 shares counted against the share limit for every one share issued in connection with a full-value award.
Except as described in this paragraph, shares that are subject to or underlie awards which expire or for any reason, are canceled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2008 Plan will again be available for subsequent awards under the 2008 Plan. Shares exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2008 Plan that is a full-value award, as well as any shares exchanged by a participant or withheld by the Company or one of its subsidiaries to satisfy the tax withholding obligations related to any full-value award granted under the 2008 Plan will be available for subsequent awards under the 2008 Plan. Shares exchanged by a participant or withheld by the Company to pay the exercise price of a stock option or stock appreciation right granted under the 2008 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any such award, will not be available for subsequent awards under the 2008 Plan. Tax withholding obligations are established at the statutory minimum requirements for any shares exchanged or withheld.
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. Stock-based compensation expense was $14.0 million for the quarter ended January 3, 2016 and $10.7 million for the quarter ended December 28, 2014, with the increase attributable to a higher weighted-average fair value per award.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantities in millions):

Quarter Ended	Quantity	Weighted-Average Fair Value per Award
December 28, 2014
Restricted shares	0.2	$25.59
Performance stock units	0.4	$27.54

January 3, 2016
Restricted shares	0.1	$35.31
Performance stock units	0.3	$35.14

Microsemi Corporation	13

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
Performance Stock Units
Compensation expense for performance stock units was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation which incorporates estimates of the potential outcomes of the market condition on the fair value date of each award.
Performance units granted in 2014, 2015 and 2016 are eligible to vest based on our rate of growth for net sales and earnings per share (subject to certain adjustments) relative to the growth rates for that metric over the relevant performance period for a peer group of companies. The performance period for each grant is over three fiscal years and portion of the performance units may vest based on performance after each fiscal year of the performance period.
For the 2014 grants, 40% of each performance-based award opportunity is subject to the net sales metric for the performance period and 60% is subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 200% of the "target" number of units subject to the award related to that metric. For the 2015 and 2016 grants, 70% of each performance-based award opportunity is subject to the net sales metric for the performance period and 30% is subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric. The maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee. For the 2014 grants, the maximum adjustment is 125% and for the 2015 and 2016 grants, the maximum adjustment is 120%.
Note 7 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 14% for the quarter ended January 3, 2016, and 11% for the quarter ended December 28, 2014.
Note 8 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Provisions	0.7	0.7	0.3	1.7
Cash expenditures	(1.1)	(0.7)	(0.3)	(2.1)
Other non-cash settlement	—	(0.1)	—	(0.1)
Balance at January 3, 2016	$2.5	$3.1	$0.1	$5.7
We recorded provisions for employee severance of $0.7 million for the quarter ended January 3, 2016. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

We recorded provisions for contract termination costs of $0.7 million for the quarter ended January 3, 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $0.3 million for the quarter ended January 3, 2016, which consisted of facility and equipment impairments and facility relocation costs.
Note 9 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $2.3 million at each of January 3, 2016 and September 27, 2015. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
Note 10 Subsequent Events

Acquisition
On January 15, 2016, pursuant to the terms of an Agreement and Plan of Merger dated November 24, 2015 (the “Merger Agreement”) by and among Microsemi, Lois Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Microsemi (“Purchaser”), and PMC-Sierra, Inc., a Delaware corporation (“PMC”), Microsemi accepted for exchange all of the outstanding shares of common stock, par value $0.001 per share, of PMC (the “PMC Shares”) at a purchase price per PMC Share of $9.22 in cash and 0.0771 shares of Microsemi common stock, par value $0.20 per share, together with cash in lieu of any fractional shares of Microsemi common stock, without interest and less any applicable withholding taxes (the “Transaction Consideration”). On the same date, pursuant to the terms and conditions of the Merger Agreement, Microsemi completed its acquisition of PMC when Purchaser merged with and into PMC, with PMC surviving as a wholly owned subsidiary of Microsemi (the “Merger”). At the effective time of the Merger, each PMC Share outstanding (other than PMC Shares directly owned by PMC, Microsemi, Purchaser or other subsidiaries of Microsemi, which were canceled and ceased to exist, and PMC Shares held by stockholders that are entitled to and properly demand appraisal of such PMC Shares under the Delaware General Corporation Law), was converted into the right to receive the Transaction Consideration. Following the effective time of the Merger, PMC’s name was changed to Microsemi Storage Solutions, Inc. The aggregate consideration to be paid to stockholders and other equity holders of PMC by Microsemi to acquire PMC was approximately $1.9 billion in cash plus approximately 18.9 million shares of Microsemi common stock (including approximately 2.9 million shares of Microsemi common stock underlying restricted stock units measured in Microsemi common stock that were issued in connection with the Merger in exchange for unvested restricted stock units based on PMC common stock and approximately 6,000 shares of Microsemi common stock underlying the special shares of Microsemi Storage Solutions Ltd. (formerly known as PMC-Sierra Ltd.), without giving effect to related transaction fees and expenses.
The Merger Agreement required the payment of an $88.5 million termination fee, which we paid on November 24, 2015. The termination fee is recorded in other assets in the condensed consolidated balance sheets as of January 3, 2016, and will be reported as consideration for PMC. We expect to present a preliminary allocation of the fair value of acquired asset and liabilities and pro forma disclosures in our next quarterly filing on Form 10-Q.

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Credit Agreement and Senior Unsecured Notes
On January 15, 2016, Microsemi entered into a Credit Agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided $2,475.0 million senior secured first lien credit facilities (the “Credit Facilities”), consisting of a term A loan facility (the “Term Loan A Facility”) in an aggregate principal amount of $450.0 million, a term B loan facility (the “Term Loan B Facility”) in an aggregate principal amount of $1,700.0 million and a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the Transaction Consideration and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
Microsemi can request, at any time and from time to time, the establishment of one or more incremental term loan and/or revolving credit facilities with commitments in an aggregate amount not to exceed $300.0 million plus certain additional amounts.
The Credit Facilities bear interest, at Microsemi’s option, Base Rate (as defined below) or LIBOR, plus a margin. The initial margin for Base Rate borrowings under the Term Loan A Facility and the Revolving Facility is 1.50% and for LIBOR borrowings under the Term Loan A Facility and the Revolving Facility is 2.50%. The margin for Base Rate borrowings under the Term Loan B Facility is 3.50% and for LIBOR borrowings under the Term Loan B Facility is 4.50%. Starting after the next full fiscal quarter, the margin for borrowings under the Term Loan A Facility and Revolving Facility will vary depending upon Microsemi’s consolidated net leverage ratio. The minimum margin for Base Rate borrowings under the Term Loan A Facility and Revolving Facility will be 1.00% and the maximum will be 1.50%. The minimum margin for LIBOR borrowings under the Term Loan A Facility and Revolving Facility will be 2.00% and the maximum will be 2.50%. Borrowing under the Term Loan B Facility will be subject to a 0.75% LIBOR floor and the Term Loan A Facility and the Revolving Facility will be subject to a 0.00% LIBOR floor. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate-based loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
Subject to certain customary exceptions, all obligations of Microsemi under the Credit Facilities are unconditionally guaranteed by each of Microsemi’s existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries whose assets or revenues exceed 5% of the consolidated assets or revenues, as the case may be, of Microsemi and its subsidiaries (the “Guarantors”). Other domestic subsidiaries will be required to become a Guarantor to the extent that domestic subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 15% of the consolidated assets and more than 15% of the consolidated gross revenues of Microsemi.
The obligations under the Credit Facilities are be Microsemi and the Guarantors’ senior secured obligations, collateralized by a lien on substantially all of Microsemi and the Guarantor’s personal property and material real property assets (subject in each case to certain customary exceptions) (collectively, the “Collateral”).
The Term Loan B Facility matures seven years following the closing date. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. The Term Loan A Facility matures five years following the closing date. The Term Loan A Facility requires quarterly principal payments of 1.25% of the original principal amount for the first two years following the closing date and 2.5% of the original principal amount for the remaining three years.
The Credit Facilities include financial maintenance covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contain other customary affirmative and negative covenants and events of default.
On January 15, 2016, Microsemi completed the sale of $450.0 million of its 9.125% senior unsecured notes due April 2023 (the “Notes”) to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors (the “Note Guarantors”), and U.S. Bank National Association, as trustee (the “Indenture”).

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate net cash proceeds from the sale of the Notes were approximately $439.5 million after deducting the initial purchasers’ discount and estimated expenses and fees payable by Microsemi in connection with the Notes offering. Microsemi used the net cash proceeds from the Notes offering, together with borrowings under the Credit Facilities and other debt and cash on hand, to finance the cash portion of the consideration for the Merger and to refinance its and PMC’s existing debt and to pay related transaction fees and expenses.
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2016.
The Notes are Microsemi’s general senior unsecured obligations and rank equal in right of payment with all of the Microsemi’s existing and future senior unsecured obligations, are senior in right of payment to all of the Microsemi’s future subordinated indebtedness, if any, are structurally subordinated to all of the Microsemi’s existing and future obligations, claims of holders of preferred stock and other liabilities of its subsidiaries that do not guarantee the Notes and are effectively subordinated in right of payment to all of its senior secured indebtedness (including its obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the subsidiaries of Microsemi that guarantee the Credit Agreement. Each guarantee of the Notes is the general senior unsecured obligation of the Note Guarantors and is effectively subordinated to the senior secured obligations of the Note Guarantors (including the Note Guarantors’ obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations, are equal in right of payment to all existing and future unsecured obligations of the Note Guarantors that are not, by their terms, expressly subordinated in right of payment to the Notes and rank senior in right of payment to all future obligations, if any, of the Note Guarantors that are by their terms, expressly subordinated in right of payment to the guarantees.
The Notes mature on April 15, 2023. Microsemi may redeem the Notes, and the holders of the Notes may require Microsemi to repurchase the Notes, prior to this date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.

Microsemi Corporation	17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying condensed consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015, in their entirety.
Unless the context otherwise requires, the "Company," "Microsemi," "we," "our," "ours" and "us" refer to Microsemi Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer one of the industry's most comprehensive portfolios of semiconductor technology. Our products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"); field programmable gate arrays ("FPGAs"); system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; enterprise storage and communication solutions; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
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

Microsemi Corporation	18

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended
	January 3, 2016	December 28, 2014	Variance $	Variance %
Net sales	$329.2	$303.6	$25.6	8.5%
Gross profit	$187.9	$168.1	$19.8	11.8%
Gross margin	57.1%	55.4%	1.7%
We recorded an increase in net sales between the quarters ended January 3, 2016 ("Q1 2016") and December 28, 2014 ("Q1 2015"). On January 28, 2016, we announced that we expect our consolidated net sales for the second quarter of fiscal year 2016 to be between approximately $435 million and $455 million.
Gross profit increased $19.8 million to $187.9 million (57.1% of net sales) for Q1 2016 from $168.1 million (55.4% of net sales) for Q1 2015. In Q1 2015, we recorded costs related to manufacturing profit in acquired inventory of $2.4 million. Additional gross margin improvements are attributable to favorable product mix and improvements in manufacturing efficiencies.
As discussed further in "Results of Operations", during Q1 2016, we recorded net provisions for employee severance of $0.7 million, contract termination costs of $0.7 million and other associated costs for restructuring of $0.3 million. Contract termination costs and other associated costs resulted from facility consolidation and related equipment charges.
For Q1 2016, we recorded an income tax provision of $4.1 million. For Q1 2015, we recorded an income tax provision of $3.4 million. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for Q1 2016 and Q1 2015 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
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

Microsemi Corporation	19

•
Defense & Security - Microsemi’s solutions are used by all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, smart munitions, radar applications, next-generation body scanners, and radio and guidance systems.

•
Industrial - Microsemi delivers secure and highly reliable solutions for applications including industrial controls, machine-to-machine (M2M) communications, energy exploration and drilling, semiconductor capital equipment and alternative energy platforms. Microsemi is also a leading supplier of ultra-low power wireless solutions used in medical devices including implantable defibrillators and pacemakers, MRI machines, and portable medical equipment.

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•	LX2410A IDEAL™ solar bypass device with Microsemi's patented CoolRUN™ technology, designed to provide a bypass path in photovoltaic (PV) module applications;

•
a unique new series of patented, ultra-low capacitance power transient voltage suppression (TVS) diode products that leverage the Company's 50-year heritage in high reliability TVS technology and unique RF PIN diode expertise;

•	its first complete power profile-compliant embedded software to address increased industry demand for synchronization of smart grids and synchrophasors in the power industry;

•
a phase-compliant embedded solution to address synchronization requirements for LTE and small cells in the wireless infrastructure market boasts the industry's leading phase error performance using an advanced algorithm supporting G.8273.2;

•
three new products in its portfolio of clock management solutions: two dual-channel any-to-any clock multiplier and frequency synthesizer ICs, and a dual-channel any-to-any clock multiplier and jitter attenuator;

•
three new devices in its portfolio of Synchronous Ethernet (SyncE) products, which include two single-channel ultralow jitter network synchronizers, as well as a dual-channel version, that offer communications customers G.8262 SyncE compliance, leveraging the Company's more than 25 years' experience in telecommunications network synchronization;

•
a new device in its industry's first inductive sensor interface IC product family utilizing linear variable differential transformer (LVDT) architecture implementations on printed circuit boards (PCB) for applications within the automotive, industrial and commercial aviation markets; and

•
quadrupling the Precision Time Protocol (PTP) client capacity of its TimeProvider® 2700 PTP grandmaster (GM) clock and TimeProvider 2300 edge master clock that provides synchronization to LTE networks, resulting in a significant cost benefit using a single GM clock.

RESULTS OF OPERATIONS
Net sales increased $25.6 million or 8.5% to $329.2 million in Q1 2016 from $303.6 million in Q1 2015. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows (amounts in millions):

Microsemi Corporation	20

	Quarter Ended
	January 3, 2016	December 28, 2014
Aerospace	$47.6	$40.1
Communications	130.6	110.3
Defense & Security	86.5	83.8
Industrial	64.5	69.4
	$329.2	$303.6

Net sales in the Aerospace end market increased $7.5 million to $47.6 million in Q1 2016 from $40.1 million in Q1 2015. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. While we have noted irregular order rates and program delays in the satellite market, we benefited from increased sales in commercial air, as well as satellite and space applications in Q1 2016 compared to Q1 2015. We expect satellite sales to improve over the upcoming year and we see continued strength in commercial air as customers ramp production against strong multiyear backlogs and as our contact in each aircraft grows.
Net sales in the Communications end market increased $20.3 million to $130.6 million in Q1 2016 from $110.3 million in Q1 2015. This end market benefited from products from the Vitesse Semiconductor Corporation acquisition which was consummated in April 2015, as well as increased contributions of broadband gateway applications, voice circuit, and higher sales of LTE applications during Q1 2016. We believe the communications infrastructure market continued its recovery with sales growth for the second consecutive quarter. We expect long-term growth in this end market, driven by continued strength from our timing and synchronization products and gateway and enterprise communications applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year, we believe our design win activity will enable us to outpace industry growth in this end market for the upcoming year.
Net sales in the Defense & Security end market increased $2.7 million to $86.5 million in Q1 2016 from $83.8 million in Q1 2015, primarily reflecting an improving defense market. We note a solidifying defense budget with an improving defense environment, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Industrial end market decreased $4.9 million to $64.5 million in Q1 2016 from $69.4 million in Q1 2015. In the near term, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for the upcoming year based on the strength of our ultra-low power RF products and several emerging market opportunities.
Gross profit increased $19.8 million to $187.9 million (57.1% of net sales) for Q1 2016 from $168.1 million (55.4% of net sales) for Q1 2015. In Q1 2015, we recorded costs related to manufacturing profit in acquired inventory of $2.4 million. Additional gross margin improvements are attributable to favorable product mix and improvements in manufacturing efficiencies.
Selling, general and administrative ("SG&A") expenses increased $9.2 million to $69.3 million for Q1 2016 from $60.1 million in Q1 2015. The increases in absolute dollars were due to incremental expense related to our recent acquisitions and higher selling expense related to our increase in net sales. In addition, during Q1 2016, we recorded acquisition-related expenses of $6.0 million for the PMC acquisition. Acquisition-related expenses for Q1 2015 were $0.1 million.
Research and development expense increased $7.4 million to $54.9 million for Q1 2016 from $47.6 million for Q1 2015. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were offset by selectively investing in strategic product roadmaps. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation

Microsemi Corporation	21

programmable products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses is as follows (amounts in millions):

	Quarter Ended
	January 3, 2016	December 28, 2014
Completed technology	$14.2	$11.5
Customer relationships	10.9	11.2
Backlog, trade name and other	0.3	0.9
	$25.4	$23.6
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Provisions	0.7	0.7	0.3	1.7
Cash expenditures	(1.1)	(0.7)	(0.3)	(2.1)
Other non-cash settlement	—	(0.1)	—	(0.1)
Balance at January 3, 2016	$2.5	$3.1	$0.1	$5.7
We recorded net provisions for employee severance of $0.7 million during Q1 2016. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $0.7 million during Q1 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $0.3 million during Q1 2016, which consisted of facility and equipment impairments and facility relocation costs.
For Q1 2016, we recorded income tax provisions of $4.1 million. For Q1 2015, we recorded income tax provisions of $3.4 million. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for Q1 2016 and Q1 2015 was the combined calculated tax expenses/benefits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and tax credit retroactively to January 1, 2015. We are currently in a loss position for US income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter ended January 3, 2016.

Microsemi Corporation	22

CAPITAL RESOURCES AND LIQUIDITY
We had $199.7 million and $256.4 million in cash and cash equivalents at January 3, 2016 and September 27, 2015, respectively. During Q1 2016, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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
Net cash provided by operating activities increased $16.0 million to $82.9 million for Q1 2016 from $66.9 million for Q1 2015. A summary of net cash provided by operating activities for Q1 2016 and Q1 2015 is as follows (amounts in millions):

	Quarter Ended
	January 3, 2016	December 28, 2014
Net income	$23.7	$19.7
Depreciation and amortization	34.7	32.5
Change in allowance for doubtful accounts	0.1	(0.1)
Amortization of deferred financing cost	0.7	0.2
Loss on disposition or impairment of assets	0.1	1.7
Deferred income taxes	3.0	2.4
Charge for stock-based compensation	13.9	10.7
Net change in working capital accounts	11.0	0.2
Net change in other long-term assets and liabilities	(4.3)	(0.4)
Net cash provided by operating activities	$82.9	$66.9

Accounts receivable decreased $10.7 million to $176.2 million at January 3, 2016 from $186.9 million at September 27, 2015 due to strong collections and increased linearity in shipments during Q1 2016. Inventories increased $4.2 million primarily to support higher sales to $231.4 million at January 3, 2016 from $227.2 million at September 27, 2015. Current liabilities increased $1.8 million to $203.4 million at January 3, 2016 from $201.6 million at September 27, 2015, of which $32.5 million is the current portion of long-term debt.
Net cash used in investing activities was $99.2 million for Q1 2016 and consisted of purchases of property and equipment of $10.5 million and $88.8 million in payments for acquisitions, partially offset by $0.1 million for the proceeds from the sale of short term investments. The Merger Agreement required the payment of an $88.5 million termination fee which we paid on November 24, 2015. The termination fee is recorded in other assets in the condensed consolidated balance sheets as of January 3, 2016, and will be reported as consideration for PMC. Net cash used in investing activities was $13.0 million for Q1 2015 and consisted of $13.1 million in purchases of property and equipment, partially offset by $0.1 million for the proceeds from the sale of short term investments.
Net cash used in financing activities was $(40.4) million for Q1 2016 compared to $(33.2) million for Q1 2015. Net cash provided by financing activities in Q1 2016 consisted of $2.3 million in from the exercise of stock options, partially offset by $16.3 million in repayments of debt, and $26.4 million of stock settled tax withholdings. Net cash used in financing

Microsemi Corporation	23

activities in Q1 2015 consisted of $7.7 million in net proceeds from the exercise of stock options, partially offset by $15.9 million of stock settled tax withholdings and $25.0 million in the repurchase of common stock.
Credit Agreement
As of January 3, 2016, we were a party to an Amended and Restated Credit Agreement dated as of October 13, 2011 with Bank of America, N.A., as administrative agent and collateral agent (as amended through April 28, 2015, the "2011 Credit Agreement"), which consisted of a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020.
On December 18, 2015, we and certain of our subsidiaries entered into an Amendment No. 7 to Credit Agreement and Amendment to Guarantee and Collateral Agreement (“Amendment No. 7”) to the 2011 Credit Agreement (as amended by Amendment No. 7, the “Amended 2011 Credit Agreement”), with Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein, and its existing Guarantee and Collateral Agreement dated as of November 2, 2010 with Bank of America, N.A., as administrative agent and collateral agent. Amendment No. 7 permitted us to issue certain senior unsecured debt in an aggregate principal amount of up to $500 million, provided that the proceeds of the debt issuance were deposited in a segregated account pending our acquisition of PMC-Sierra, Inc. and its subsidiaries.
The Amended 2011 Credit Agreement was terminated and repaid in full on January 15, 2016 and replaced with a new credit facility as described in Note 12, "Subsequent Events" of our notes to unaudited condensed consolidated financial statements.
Under our Amended 2011 Credit Agreement, we had the ability to borrow under a "Base Rate" which approximated the prime rate plus an applicable margin or "Eurodollar Rate" which approximated LIBOR plus an applicable margin. Eurodollar Rate loans were also subject to a Eurodollar Floor. At January 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of January 3, 2016 were as follows (amounts in millions, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$308.8	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%
The fair value of our outstanding loans was $981.1 million at January 3, 2016 and $995.9 million at September 27, 2015. We classify this valuation as a Level 2 fair value measurement.
Our Credit Agreement included financial covenants requiring a maximum leverage ratio and minimum fixed charge coverage ratio and also contained other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of January 3, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended September 27, 2015.
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Presentation of Financial Information" of our notes to unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Microsemi Corporation	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in interest rates, foreign currency exchange rates, credit risk, or the stock market.
Interest Rates
Under our 2011 Credit Agreement, we had the ability to borrow under a "Base Rate" which approximated the prime rate plus an applicable margin or "Eurodollar Rate" which approximated LIBOR plus an applicable margin. Eurodollar Rate loans were also subject to a Eurodollar Floor. At January 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of January 3, 2016 were as follows (amounts in millions, except percentages):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$100.0	3.25%	1.00%	2.00%	—%	2.15%
Term A loan	$308.8	3.25%	1.00%	2.00%	—%	2.15%
Term B loan	$573.0	3.25%	1.50%	2.50%	0.75%	3.25%
Our 2011 Credit Agreement was terminated and repaid in full on January 15, 2016 and replaced with a new credit facility. See Note 12, "Subsequent Events" of our notes to unaudited condensed consolidated financial statements for information regarding interest rates under our new credit facility and 9.125% senior unsecured notes.
We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.
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

Microsemi Corporation	25

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2016.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	26

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended September 27, 2015, as filed with the Securities and Exchange Commission (the "SEC") on November 12, 2015. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

Microsemi Corporation	27

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
Our leverage and provisions in our credit facility and indenture for our senior unsecured notes could adversely affect our consolidated financial position and our ability to operate our business.
Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility, and the outstanding principal amount of our 9.125% seior unsecured notes, each exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks associated with our leverage include the following:

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

•
financial and restrictive covenants in our credit facility and senior unsecured notes may adversely affect or limit our ability to implement business plans, react to changes in economic conditions, benefit from changes in tax regulations, pay a cash dividend or execute repurchases of our common stock;

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

Microsemi Corporation	28

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

Microsemi Corporation	29

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

Microsemi Corporation	30

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

Microsemi Corporation	31

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

Microsemi Corporation	32

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
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

•	limited availability of components we obtain from a single or a limited number of suppliers; and

Microsemi Corporation	33

•	seasonal and other fluctuations in demand for our products.
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

Microsemi Corporation	34

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

Microsemi Corporation	35

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

Microsemi Corporation	36

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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

Microsemi Corporation	39

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
The market price of our stock has fluctuated widely. Between December 28, 2014 and January 3, 2016, the market sale price of our common stock ranged between a low of $25.36 and a high of $39.56. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	40

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

Microsemi Corporation	41

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

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100.0 million of the Company's common stock before July 31, 2017. Repurchases under either authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternate and general market and business conditions. During the quarter ended January 3, 2016, the Company did not repurchase any shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

Microsemi Corporation	42

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of November 24, 2015, by and among PMC-Sierra, Inc., Microsemi Corporation and Lois Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011).

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015).

4.1
Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

4.2
First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

10.1
Commitment Letter, dated November 17, 2015, between Morgan Stanley Senior Funding, Inc. and Microsemi Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

10.2
Joinder Agreement, dated November 5, 2015, by and among Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch and Microsemi Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

10.3
Amendment No. 7 to Credit Ageement and Amendment to Guarantee and Collateral Agreement, dated as of December 18, 2015, by and among Microsmei Corporation, the incremental lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender.

10.4
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	43

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
 Dated: February 2, 2016

Microsemi Corporation	44

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of November 24, 2015, by and among PMC-Sierra, Inc., Microsemi Corporation and Lois Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011).

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015).

4.1
Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

4.2
First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

10.1
Commitment Letter, dated November 17, 2015, between Morgan Stanley Senior Funding, Inc. and Microsemi Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

10.2
Joinder Agreement, dated November 5, 2015, by and among Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch and Microsemi Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Microsemi Corporation on November 25, 2015).

10.3
Amendment No. 7 to Credit Ageement and Amendment to Guarantee and Collateral Agreement, dated as of December 18, 2015, by and among Microsmei Corporation, the incremental lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender.

10.4
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 2, 2016††

101
The following financial statements are from Microsemi Corporation’s Report on Form 10-Q for the quarter ended January 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	45