Form 10-Q
period 2016-04-03
MICROSEMI CORP
filed 2016-05-04
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended April 3, 2016
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
The number of outstanding shares of Common Stock on April 27, 2016 was 113,107,464.

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

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter and six months ended April 3, 2016 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for six months ended April 3, 2016, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of April 3, 2016 and September 27, 2015, are included herein.
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

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	April 3, 2016	September 27, 2015
Assets
Current assets:
Cash and cash equivalents	$153.1	$256.4
Accounts receivable, net of allowances of $30.5 at April 3, 2016 and $26.0 at September 27, 2015	211.9	186.9
Inventories	235.1	227.2
Deferred income taxes, net	26.2	26.2
Other current assets	54.3	39.9
Assets held for sale	175.1	—
Total current assets	855.7	736.6
Property and equipment, net	180.5	152.7
Goodwill	2,464.6	1,139.3
Intangible assets, net	1,022.7	357.8
Deferred income taxes, net	25.2	26.8
Other assets	60.1	36.9
Total assets	$4,608.8	$2,450.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$101.5	$82.3
Accrued liabilities	169.8	86.8
Current maturity of long term debt	16.9	32.5
Liabilities held for sale	9.0	—
Total current liabilities	297.2	201.6
Long term debt	2,581.9	953.9
Deferred income taxes	80.4	41.1
Other long-term liabilities	107.8	46.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 113.1 issued and outstanding at April 3, 2016 and 95.1 issued and outstanding at September 27, 2015	22.6	19.0
Capital in excess of par value of common stock	1,324.7	808.1
Retained earnings	194.9	383.2
Accumulated other comprehensive loss	(0.7)	(3.1)
Total stockholders’ equity	1,541.5	1,207.2
Total liabilities and stockholders' equity	$4,608.8	$2,450.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended		Six Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net sales	$444.3	$296.2	$773.5	$599.8
Cost of sales (excluding amortization of intangible assets below)	243.7	126.9	385.0	262.4
Gross profit	200.6	169.3	388.5	337.4
Operating expenses:
Selling, general and administrative	113.7	61.0	183.0	121.1
Research and development	87.8	46.4	142.7	94.0
Amortization of intangible assets	45.3	22.7	70.7	46.3
Restructuring and severance charges	51.7	3.8	53.4	10.9
Total operating expenses	298.5	133.9	449.8	272.3
Operating income (loss)	(97.9)	35.4	(61.3)	65.1
Other expenses
Interest expense, net	(38.0)	(5.9)	(46.2)	(12.1)
Other expense, net	(77.8)	(0.4)	(78.4)	(0.8)
Total other expense	(115.8)	(6.3)	(124.6)	(12.9)
Income (loss) before income taxes	(213.7)	29.1	(185.9)	52.2
Provision (benefit) for income taxes	(1.7)	4.2	2.4	7.6
Net income (loss)	$(212.0)	$24.9	$(188.3)	$44.6
Earnings (loss) per share:
Basic	$(1.93)	$0.26	$(1.85)	$0.47
Diluted	$(1.93)	$0.26	$(1.85)	$0.47
Weighted-average common shares outstanding:
Basic	109.6	94.0	102.0	94.0
Diluted	109.6	95.3	102.0	95.2

Net income (loss)	$(212.0)	$24.9	$(188.3)	$44.6
Other comprehensive income (loss), net of tax:
Translation adjustment	1.9	(2.4)	2.6	(1.9)
Unrealized actuarial loss on pension benefits	(0.1)	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss), net of tax	1.8	(2.5)	2.5	(2.0)

Total comprehensive income (loss)	$(210.2)	$22.4	$(185.8)	$42.6

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Six Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income (loss)	$(188.3)	$44.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93.7	63.9
Change in allowance for doubtful accounts	0.8	—
Amortization of deferred financing cost	4.6	0.4
Non-cash portion of debt extinguishment charge	11.0	—
Loss on disposition or impairment of assets	0.7	2.1
Deferred income taxes	1.6	3.9
Charge for stock-based compensation	61.3	22.3
Change in assets and liabilities (net of acquisitions and divestitures):
Accounts receivable	3.0	9.8
Inventories	65.0	0.1
Other current assets	1.4	(0.3)
Other assets	(6.7)	(3.1)
Accounts payable	(55.4)	(4.2)
Accrued liabilities	10.7	(3.4)
Other long-term liabilities	23.6	0.3
Net cash provided by operating activities	27.0	136.4
Cash flows from investing activities:
Purchases of property and equipment	(23.0)	(24.4)
Proceeds from the sale of short term investments	0.3	0.3
Payments for acquisitions, net of cash acquired	(1,671.1)	(0.1)
Net cash used in investing activities	(1,693.8)	(24.2)
Cash flows from financing activities:
Proceeds from credit facility	2,925.0	—
Repayments of credit facility and debt	(296.3)	—
Payments of credit facility issuance costs	(50.9)	—
Extinguishment of debt	(981.8)	—
Repurchase of common stock	—	(50.0)
Payments for stock settled tax withholdings	(36.5)	(17.1)
Proceeds from exercise of stock options	4.0	29.1
Net cash provided by (used in) financing activities	1,563.5	(38.0)
Net increase (decrease) in cash and cash equivalents	(103.3)	74.2
Cash and cash equivalents at beginning of period	256.4	162.2
Cash and cash equivalents at end of period	$153.1	$236.4

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and six months ended April 3, 2016 are not necessarily indicative of the results to be expected for the full year.
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30. Except for per-share amounts, dollar amounts are presented in millions unless otherwise stated.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Basic
Net income (loss)	$(212.0)	$24.9	$(188.3)	$44.6
Weighted-average common shares outstanding	109.6	94.0	102.0	94.0
Basic earnings (loss) per share	$(1.93)	$0.26	$(1.85)	$0.47

Diluted
Net income (loss)	$(212.0)	$24.9	$(188.3)	$44.6
Weighted-average common shares outstanding for basic	109.6	94.0	102.0	94.0
Dilutive effect of stock awards	—	1.3	—	1.2
Weighted-average common shares outstanding on a diluted basis	109.6	95.3	102.0	95.2
Diluted earnings (loss) per share	$(1.93)	$0.26	$(1.85)	$0.47

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

For the quarter and six months ended April 3, 2016, all stock awards were excluded as we reported net losses in these periods. For the quarter and six months ended March 29, 2015, we excluded 0.2 million and 0.8 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of this ASU by one year. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. We are currently assessing the adoption and impact of these ASUs on our consolidated financial position and results of operations.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods beginning in its first quarter of 2019. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on our consolidated financial position and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 16, 20146, and interim periods within those fiscal years. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
In April 2016, the FASB issued ASU 2016-11, Improvements to Employee Share-based payments. Specifically, the ASU allows entities to record excess tax benefits or tax deficiencies as tax benefit or expense, allows entities to elect a methodology of using actual forfeitures instead of estimated forfeitures, and allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as liabilities. The new standard is effective for fiscal years beginning after December 15, 2016. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 Acquisition and divestitures

Acquisition
On January 15, 2016 (the "Acquisition Date"), we acquired all outstanding shares of PMC-Sierra, Inc. (“PMC”), for $2.0 billion in cash, including a $88.5 million termination fee, the issuance of approximately 16.0 million shares of Microsemi common stock and the assumption of certain PMC restricted stock units. The acquisition will provide Microsemi with a leading position in high performance and scalable storage solutions, while also adding a complementary portfolio of high-value communications products. During the six months ended April 3, 2016, we incurred $28.3 million in acquisition and divestiture costs, significantly all of which related to the PMC acquisition, and were recorded in selling, general and administrative expense. A summary of the consideration for PMC is as follows:

Cash consideration	$1,983.2
Share consideration	476.2
Assumption of equity awards	15.7
Accrued cash consideration	0.3
Total consideration	$2,475.4
We recorded PMC's tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. The preliminary allocation is as follows:

Cash and cash equivalents	$313.0
Accounts receivable	53.3
Inventories	98.2
Other current assets	15.8
Property and equipment	38.0
Other assets	19.7
Identifiable intangible assets	745.6
Goodwill	1,430.8
Deferred income taxes, net	(39.3)
Current liabilities	(139.2)
Other non-current liabilities	(60.5)
Total consideration	$2,475.4
As of the Acquisition Date, the gross contractual amount of acquired accounts receivable of $53.3 million was expected to be fully collected.
The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$447.0	6
In-process research and development	241.0	0
Customer relationships	46.0	9
Other	11.6	1
	$745.6

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Valuation methodology
The fair value of completed technology and in-process research and development ("IPR&D") was estimated by performing a discounted cash flow analysis using the multiperiod excess earnings approach. This method includes discounting the projected cash flows associated with each technology over its expected life. Projected cash flows attributable to the completed technology and IPR&D were discounted to their present value at a rate commensurate with the perceived risk. IPR&D consists of four main projects with expected completion dates of six months and two years. Following a release date, expected useful lives are between five and eight years.
The valuation of customer relationships was based on the distributor method, taking into account the profit margin a market participant distributor would obtain in selling PMC products. The useful lives of customer relationships are estimated based upon customer turnover data and management estimates. Other identifiable intangible assets consisted of backlog, valued using the distributor method, and tradename, valued using a relief from royalty.
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
Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the PMC acquisition are not deductible.
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
Supplemental pro forma data (unaudited)
The supplemental pro forma data presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the transaction had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions we believe are reasonable under the circumstances.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The following supplemental pro forma data summarizes the results of operations for the periods presented, as if we completed the acquisition noted above as of the first day of 2015. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. In accordance with the pro forma acquisition date, we recorded in the 2015 supplemental pro forma data, cost of goods sold from manufacturing profit in acquired inventory of $66.2 million, PMC-related restructuring costs of $46.7 million and acquisition-related costs of $37.7 million, with a corresponding reduction in the 2016 supplemental proforma data.
Net sales related to products from the acquisition of PMC contributed approximately 25% to 30% of net sales for the quarter ended April 3, 2016. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.
Supplemental pro forma data is as follows:

	Six Months Ended
	April 3, 2016	March 29, 2015
Net sales	$923.0	$869.7
Net loss	(75.5)	(143.2)
Earnings (loss) per share
Basic	$(0.68)	$(1.30)
Diluted	$(0.68)	$(1.30)
Divestitures
On March 23, 2016, we agreed to divest our membership interest in Microsemi LLC - RF Integrated Solutions ("RF LLC") to Mercury Systems, Inc. for $300.0 million in cash, subject to customary working capital adjustments. RF LLC operates a non-strategic component of a board level systems and packaging business. This transaction closed on May 2, 2016 and proceeds were $300.0 million.
On April 28, 2016, we divested certain assets and liabilities related to our Remote Radio Head business to MaxLinear, Inc. Consideration was $21.0 million in cash.
As a result of these divestitures, the assets and liabilities related to these business units were classified as held for sale in our condensed consolidated balance sheet as of April 3, 2016. The carrying amount of goodwill classified as held for sale was based on the relative fair values of the businesses divested and the remaining businesses retained as of April 3, 2016. The following table summarizes the carrying value of assets and liabilities held for sale:

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

April 3, 2016
Accounts receivable, net	$24.4
Inventory, net	25.3
Fixed assets, net	10.0
Goodwill	103.9
Intangible assets, net	10.0
Other assets	1.5
Assets held for sale	$175.1

Accounts payable	$6.1
Accrued payroll and employee benefits	1.9
Deferred revenue	0.1
Other liabilities	0.9
Liabilities held for sale	$9.0
Note 3 Inventories

Inventories are summarized as follows:

	April 3, 2016	September 27, 2015
Raw materials	$16.7	$56.5
Work in process	135.3	111.7
Finished goods	83.1	59.0
	$235.1	$227.2
Note 4 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	April 3, 2016	September 27, 2015
Amortizable intangible assets
Completed technology	$636.3	$238.0
Customer relationships	136.2	119.1
Backlog, trade name and other	9.2	0.7
	$781.7	$357.8

Non-amortizable intangible assets
Goodwill	$2,464.6	$1,139.3
In-process research and development	$241.0	$—

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of goodwill for the six months ended April 3, 2016 is as follows:

Balance as of September 27, 2015	$1,139.3
Additions from acquisition	1,430.8
Reclassifications to assets held for sale	(103.9)
Adjustments from prior acquisition	(1.6)
Balance as of April 3, 2016	$2,464.6
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Completed technology	$30.3	$11.4	$44.6	$22.9
Customer relationships	12.0	11.2	23.0	22.4
Backlog, trade name and other	3.0	0.1	3.1	1.0
	$45.3	$22.7	$70.7	$46.3
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$182.6	$151.1	$120.1	$107.0	$105.2	$115.7
Note 5 Income Taxes

For the quarter and six months ended April 3, 2016, we recorded an income tax benefit of $1.7 million and an income tax provision of $2.4 million, respectively. For the quarter and six months ended March 29, 2015, we recorded income tax provisions of $4.2 million and $7.6 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for the six months ended April 3, 2016 and March 29, 2015 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2014 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $47.3 million within the next twelve months.
In December 2015, the U.S. government permanently reinstated the federal research and tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and six months ended April 3, 2016.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service ("IRS") is currently examining our income tax returns for tax years 2007 through 2012 and the Canada Revenue Agency is currently examining income tax returns assumed from the PMC acquisition for tax years 2007 through 2014. Both examinations primarily relate to transfer pricing matters. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within expectations.
Note 6 Debt

Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders have provided $2.5 billion senior secured first lien credit facilities (collectively, the “Credit Facilities”), consisting of a term A loan facility (the “Term Loan A Facility”) in an aggregate principal amount of $450.0 million, a term B loan facility (the “Term Loan B Facility”) in an aggregate principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. Starting after the next full fiscal quarter, the margin for borrowings under the Term Loan A Facility and Revolving Facility will vary depending upon Microsemi’s consolidated net leverage ratio. At April 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of April 3, 2016 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving facility	$225.0	3.50%	1.50%	2.50%	—%	2.94%
Term A loan	$450.0	3.50%	1.50%	2.50%	—%	2.94%
Term B loan	$1,520.0	3.50%	3.50%	4.50%	0.75%	5.25%
As of April 3, 2016, the fair value of principal outstanding on the Credit Agreement was $2.2 billion. We classify this valuation as a Level 2 fair value measurement.
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
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets (collectively, the “Collateral”).
The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the original principal amount for the first two years following the closing date and 2.5% of the original principal amount for the remaining three years. The Term Loan B Facility matures on January 15, 2023. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
The Credit Facilities include financial maintenance covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contain other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of April 3, 2016.
During the quarter, we made $100.0 million and $180.0 million principal payments on the Revolving Facility and Term Loan B Facility, respectively.
Senior Unsecured Notes
On January 15, 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 (the “Notes”) to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors, and U.S. Bank National Association, as trustee (the “Indenture”).
As of April 3, 2016, the fair value of principal outstanding on the Senior Unsecured Notes was $496.1 million. We classify this valuation as a Level 1 fair value measurement.
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2016. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to this date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
Debt Extinguishment and Debt Issuance Costs
On January 15, 2016, concurrent with entering into the Credit Agreement, we terminated our senior secured credit agreement with Bank of America, N.A., which included a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020. During the quarter ended April 3, 2016, we recorded debt extinguishment charges of $72.3 million consisting of $61.3 million we paid during Q2 2016 in connection with the Credit Agreement and reported in net cash provided by operating activities and $11.0 million related to prior deferred financing fees we expensed in connection with the termination of our prior senior secured credit agreement.
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $50.2 million as of April 3, 2016 and $11.7 million as of September 27, 2015.
Note 7 Stock-Based Compensation

Stock Based Compensation
In February 2016, our stockholders approved amendments to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendments a) increased the share limit by an additional approximately 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is approximately 41.8 million shares; b) extended the term of the 2008 Plan to December 2, 2025; c) limited the grant date value of awards that may granted to non-employee directors under the 2008 Plan during any one calendar year to $0.4 million (or $0.6 million as to any newly elected or appointed non-employee director or a non-employee director serving as chairman of the Board or lead independent director); and d) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2021. For every one share issued in connection with a full value award (as defined in the 2008 Plan), 2.41 shares will be counted against the share limit.
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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended April 3, 2016, stock-based compensation expense was $24.4 million and $38.3 million, respectively. For the quarter and six months ended March 29, 2015, stock-based compensation expense was $11.8 million and $22.5 million, respectively.

Microsemi Corporation	17

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Six Months Ended	Quantity	Weighted-Average Fair Value per Award
March 29, 2015
Restricted shares	1.2	$29.04
Performance stock units	0.4	$27.54

April 3, 2016
Restricted shares	1.2	$31.72
Restricted shares assumed from acquisition	1.9	$29.77
Performance stock units	0.3	$35.14
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
Note 8 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 19% and 17% for the quarter and six months ended April 3, 2016, respectively and 11% for the quarter and six months ended March 29, 2015.

Microsemi Corporation	18

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	3.0	—	—	3.0
Provisions	48.9	1.9	2.8	53.6
Reversal of prior provision	(0.2)	—	—	(0.2)
Cash expenditures	(21.7)	(1.6)	(0.4)	(23.7)
Other non-cash settlement	(23.3)	(0.3)	(2.4)	(26.0)
Balance at April 3, 2016	$9.6	$3.2	$0.1	$12.9
We recorded net provisions for employee severance of $48.7 million for the six months ended April 3, 2016, of which $46.7 million is related to actions following our acquisition and integration of PMC. The non-cash settlement of employee severance relates to the acceleration of restricted stock awards in connection of the acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $1.9 million for the six months ended April 3, 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $2.8 million for the six months ended April 3, 2016, of which $2.4 million is related to facility consolidation.
Note 10 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.9 million and $2.3 million at April 3, 2016 and September 27, 2015, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
The principal end markets that we serve include Aerospace & Defense, Communications, Data Center, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, missile systems, military and commercial satellites and aircrafts, oil field equipment and airport security systems.
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

Microsemi Corporation	20

Summary of Financial Results
Net sales, gross profit and gross margin were as follows:

	Quarter Ended				Six Months Ended
	April 3, 2016	March 29, 2015	Variance $	Variance %	April 3, 2016	March 29, 2015	Variance $	Variance %
Net sales	$444.3	$296.2	$148.1	50.0%	$773.5	$599.8	$173.7	29.0%
Gross profit	$200.6	$169.3	$31.3	18.5%	$388.5	$337.4	$51.1	15.1%
Gross margin	45.1%	57.1%	(12.0)%		50.2%	56.2%	(6.0)%
We recorded an increase in net sales between the quarters ended April 3, 2016 ("Q2 2016") and March 29, 2015 ("Q2 2015"), and an increase in net sales between the six months ended April 3, 2016 ("2016 YTD") and March 29, 2015 ("2015 YTD"). Net sales related to products from the acquisition of PMC, which occurred in the second quarter of 2016, contributed approximately 15% to 20% of net sales for 2016. On April 28, 2016, we announced that we expect our consolidated net sales for the third quarter of fiscal year 2016 to be between approximately $420 million and $440 million.
Gross profit increased $31.3 million to $200.6 million (45.1% of net sales) for Q2 2016 from $169.3 million (57.1% of net sales) for Q2 2015 and increased $51.1 million to $388.5 million (50.2% of net sales) for 2016 YTD from $337.4 million (56.2% of net sales) for 2015 YTD. In Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. In the first quarter of 2015, we recorded costs related to manufacturing profit in acquired inventory of $2.4 million related to the acquisition of Centellax, Inc. ("Centellax"). Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In Q2 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility.
As discussed further in "Results of Operations", during 2016 YTD, we recorded net provisions for employee severance of $48.7 million, contract termination costs of $1.9 million and other associated costs for restructuring of $2.8 million. Employee severance related to actions following our acquisition of PMC. Contract termination costs and other associated costs resulted from facility consolidation and related equipment charges.
For Q2 2016 and 2016 YTD, we recorded an income tax benefit and income tax provision of $1.7 million and $2.4 million, respectively. For Q2 2015 and 2015 YTD, we recorded an income tax provision of $4.2 million and $7.6 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax amounts were the combined calculated tax expenses, benefits and credits for various jurisdictions.
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
Markets
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Airbus A350 and Airbus A380. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers.

Microsemi Corporation	21

Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems.

•
Communications - Microsemi is a key supplier to top-tier companies focused on wired and wireless communications products. These products are deployed in applications ranging from the central office to the enterprise and the home, and to a broad array of wired and wireless networked devices. Microsemi boasts the largest and most complete timing product offering, as well as the industry's only end to end timing product portfolio. Microsemi also pioneered the concept and development of Power-over-Ethernet ("PoE") technology and offers ICs and system solutions (midspans) based on this increasingly popular power transmission solution.

•
Data Center - Microsemi's data center products and solutions enable high-speed communications between the servers, switches and storage devices that comprise these systems thereby allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing controllers and switches for high-performance storage systems in cloud and enterprise data center applications.

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
A new SyncServer S6xx series of Network Time Protocol (NTP) servers, providing a highly secure, accurate and flexible timing and frequency platform for synchronizing network elements and mission-critical electronics systems in enterprise information technology applications;

•
MPS2R10-606, a new high power monolithic microwave surface mount (MMSM) series-shunt SP2T PIN diode reflective switch which is optimized for high frequency (HF),very high frequency (VHF) and ultrahigh frequency (UHF) high power transmit/receive (T/R) switching;

•
three new devices in its portfolio of IEEE 1588 products, which include two single-channel ultralow jitter network synchronizers, as well as a dual-channel version, offering customers a simple and cost-effective migration path from G.8262 SyncE compliance to IEEE 1588 compliance;

•	PDS-104GO outdoor PoE switch, an award-winning device expanding the company's industry-leading PoE product offering to enable the connection of four powered devices to a network;

•
two new devices in its IGM (Integrated Grand Master) product portfolio, the IGM-1100o (outdoor version) and the IGM-1100x (support external antennas), as well as capacity enhancements to its IGM-1100i (indoor version), which broaden outdoor and indoor deployment options for mobile network operators when a cost-effective, precise timing master is needed;

•
an extremely low power sub-GHz RF transceiver for industrial, security and medical applications which combines high performance wireless capability, a high level of integration and an extremely small footprint at competitive pricing;

•
a unique new series of patented Powermite1® MUPT transient voltage suppression diode products catered to the trend toward increased aircraft electrification, greater reliability and higher fuel efficiency;

•	an updated version of Libero SoC, a comprehensive suite of field programmable gate array design tools used with the company's FPGA products; and

•
a Secured Production Programming Solution (SPPS) for its FPGAs which securely generates and injects cryptographic keys and configuration bitstreams into the company’s FPGAs to prevent cloning, reverse engineering, malware insertion, leakage of sensitive intellectual property such as trade secrets or classified data, overbuilding and other security threats.

Microsemi Corporation	22

Results of Operations
Net sales increased $148.1 million or 50.0% to $444.3 million for Q2 2016 from $296.2 million for Q2 2015 and increased $173.7 million or 29.0% to $773.5 million for 2016 YTD from $599.8 million for 2015 YTD.  Net sales related to products from the acquisition of PMC, which occurred in the second quarter of 2016, contributed approximately 25% to 30% of net sales for Q2 2016.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Aerospace & Defense	$132.6	$133.7	$266.7	$257.5
Communications	160.0	94.7	286.3	202.9
Data Center	85.3	2.1	89.6	4.3
Industrial	66.4	65.7	130.9	135.1
	$444.3	$296.2	$773.5	$599.8

Net sales in the Aerospace & Defense end market decreased $1.1 million to $132.6 million in Q2 2016 from $133.7 million in Q2 2015 and increased $9.2 million to $266.7 million in 2016 YTD from $257.5 million in 2015 YTD. In recent quarters, aerospace growth has moderated but our outlook for commercial air remains healthy. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We see continued strength in commercial air as customers ramp production against strong multiyear backlogs and as our contact in each aircraft grows. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We continue to note an improving defense market with a solidifying defense budget, improving defense environment, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $65.3 million to $160.0 million in Q2 2016 from $94.7 million in Q2 2015 and increased $83.4 million to $286.3 million in 2016 YTD from $202.9 million in 2015 YTD. This end market benefited from products from both the PMC acquisition which we consummated in January 2016 and the Vitesse Semiconductor Corporation ("Vitesse") acquisition which was consummated in April 2015, as well as increased contributions of broadband gateway applications, voice circuit, and higher sales of LTE applications. We believe the communications infrastructure market continued its recovery with continued sales growth. We expect long-term growth from our timing products, driven by ongoing strength of our optical transport network products. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year, we believe our design win activity will enable us to outpace industry growth in this end market for 2016.
Net sales in the Data Center end market increased $83.2 million to $85.3 million in Q2 2016 from $2.1 million in Q2 2015 and increased $85.3 million to $89.6 million in 2016 YTD from $4.3 million in 2015 YTD. Initially, amounts reported in this end market will consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We noticed some seasonality during Q2 2016. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market increased $0.7 million to $66.4 million in Q2 2016 from $65.7 million in Q2 2015 and decreased $4.2 million to $130.9 million in 2016 YTD from $135.1 million in 2015 YTD. In the near term, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-

Microsemi Corporation	23

based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2016 based on the strength of our ultra-low power RF products and several emerging market opportunities.
Gross profit increased $31.3 million to $200.6 million (45.1% of net sales) for Q2 2016 from $169.3 million (57.1% of net sales) for Q2 2015 and increased $51.1 million to $388.5 million (50.2% of net sales) for 2016 YTD from $337.4 million (56.2% of net sales) for 2015 YTD. In Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. In the first quarter of 2015, we recorded costs related to manufacturing profit in acquired inventory of $2.4 million related to the acquisition of Centellax. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In Q2 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility.
Selling, general and administrative ("SG&A") expenses increased $52.7 million to $113.7 million for Q2 2016 from $61.0 million in Q2 2015 and increased $61.9 million to $183.0 million for 2016 YTD from $121.1 million for 2015 YTD. The increases in SG&A expenses were due to incremental expense related to our recent acquisitions and costs associated with acquisitions and divestitures. For Q2 2016 and 2016 YTD, we recorded costs of $22.3 million and $28.3 million, respectively, primarily related to the PMC acquisition. For Q2 2015 and 2015 YTD, we recorded costs of $2.1 million and $2.2 million, respectively, primarily related to our acquisition Vitesse.
Research and development expense increased $41.4 million to $87.8 million for Q2 2016 from $46.4 million for Q2 2015 and increased $48.7 million to $142.7 million for 2016 YTD from $94.0 million for 2015 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Completed technology	$30.3	$11.4	$44.6	$22.9
Customer relationships	12.0	11.2	23.0	22.4
Backlog, trade name and other	3.0	0.1	3.1	1.0
	$45.3	$22.7	$70.7	$46.3

Microsemi Corporation	24

The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	3.0	—	—	3.0
Provisions	48.9	1.9	2.8	53.6
Reversal of prior provision	(0.2)	—	—	(0.2)
Cash expenditures	(21.7)	(1.6)	(0.4)	(23.7)
Other non-cash settlement	(23.3)	(0.3)	(2.4)	(26.0)
Balance at April 3, 2016	$9.6	$3.2	$0.1	$12.9
We recorded net provisions for employee severance of $48.7 million for 2016 YTD, of which $46.7 million is related to actions following our acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $1.9 million for 2016 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $2.8 million for 2016 YTD, of which $2.4 million is related to facility consolidation.
For Q2 2016 and 2016 YTD, we recorded income tax benefit and income tax provision of $1.7 million and $2.4 million, respectively. For Q2 2015 and 2016 YTD, we recorded income tax provisions of $4.2 million and $7.6 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for 2016 YTD was the combined calculated tax expenses/benefits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for Q2 2016.
CAPITAL RESOURCES AND LIQUIDITY
We had $153.1 million and $256.4 million in cash and cash equivalents at April 3, 2016 and September 27, 2015, respectively. During 2016 YTD, we financed our operations with cash generated from operations. A significant portion of our cash and cash equivalents are domiciled in the United States and we believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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

Microsemi Corporation	25

Net cash provided by operating activities decreased $109.4 million to $27.0 million for 2016 YTD from $136.4 million for 2015 YTD. A summary of net cash provided by operating activities for 2016 YTD and 2015 YTD is as follows:

	Six Months Ended
	April 3, 2016	March 29, 2015
Net income (loss)	$(188.3)	$44.6
Depreciation and amortization	93.7	63.9
Change in allowance for doubtful accounts	0.8	—
Amortization of deferred financing cost	4.6	0.4
Non-cash portion of debt extinguishment charge	11.0	—
Loss on disposition or impairment of assets	0.7	2.1
Deferred income taxes	1.6	3.9
Charge for stock-based compensation	61.3	22.3
Net change in working capital accounts	24.9	2.1
Net change in other long-term assets and liabilities	16.7	(2.9)
Net cash provided by operating activities	$27.0	$136.4

Accounts receivable increased $25.0 million to $211.9 million at April 3, 2016 from $186.9 million at September 27, 2015 due the acquisition of PMC, offset by increased collections and a reclassification of $24.4 million in accounts receivable to assets held for sale. Inventories increased $7.9 million to $235.1 million at April 3, 2016 from $227.2 million at September 27, 2015 due to the acquisition of PMC offset by a $25.3 million of inventory to assets held for sale.
Current liabilities increased $95.6 million to $297.2 million at April 3, 2016 from $201.6 million at September 27, 2015, due primarily to the acquisition of PMC, of which $16.9 million is the current portion of long-term debt.
We recorded a debt extinguishment charge of $72.3 million, consisting of $61.3 million we paid during Q2 2016 in connection with the Credit Agreement and reported in net cash provided by operating activities and $11.0 million related to prior deferred financing fees we expensed in connection with the termination of our prior senior secured credit agreement.
Net cash used in investing activities was $1.7 billion for 2016 YTD and consisted of $1,671.1 million in payments for acquisitions, net of cash acquired, and purchases of property and equipment of $23.0 million, partially offset by $0.3 million for the proceeds from the sale of short term investments. Net cash used in investing activities was $24.2 million for 2015 YTD and consisted of $24.4 million in purchases of property and equipment and $0.1 million in payments for acquisitions, partially offset by $0.3 million for the proceeds from the sale of short term investments.
Net cash provided by financing activities was $1.6 billion for 2016 YTD compared to net cash used for financing activities of $38.0 million for 2015 YTD. Net cash provided by financing activities in 2016 YTD consisted of $2.9 billion in credit facility proceeds and $4.0 million from the exercise of stock options and, partially offset by $981.8 million in debt extinguishment, representing the principal balance on our credit facility before the PMC acquisition, $296.3 million in principal payments, of which $280.0 million occurred after the PMC acquisition, $50.9 million for credit facility issuance costs,and $36.5 million of stock settled tax withholdings. Net cash used in financing activities in 2015 YTD consisted of $29.1 million in net proceeds from the exercise of stock options, partially offset by $17.1 million of stock settled tax withholdings and $50.0 million in the repurchase of common stock.
Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders have provided $2.5 billion senior secured first lien credit facilities (collectively, the “Credit Facilities”), consisting of a term A loan facility (the “Term Loan A Facility”) in an aggregate principal amount of $450.0 million, a term B loan facility (the “Term Loan B Facility”) in an aggregate principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount

Microsemi Corporation	26

of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. Starting after the next full fiscal quarter, the margin for borrowings under the Term Loan A Facility and Revolving Facility will vary depending upon Microsemi’s consolidated net leverage ratio. At April 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of April 3, 2016 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving facility	$225.0	3.50%	1.50%	2.50%	—%	2.94%
Term A loan	$450.0	3.50%	1.50%	2.50%	—%	2.94%
Term B loan	$1,520.0	3.50%	3.50%	4.50%	0.75%	5.25%
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
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets (collectively, the “Collateral”).
The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the original principal amount for the first two years following the closing date and 2.5% of the original principal amount for the remaining three years. The Term Loan B Facility matures on January 15, 2023. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
The Credit Facilities include financial maintenance covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contain other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of April 3, 2016.
During the quarter, we made $100.0 million and $180.0 million principal payments on the Revolving Facility and Term Loan B Facility, respectively.
Senior Unsecured Notes
On January 15, 2016, Microsemi completed the sale of $450.0 million of its 9.125% senior unsecured notes due April 2023 (the “Notes”) to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors, and U.S. Bank National Association, as trustee (the “Indenture”).
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
Debt Extinguishment and Debt Issuance Costs
On January 15, 2016, concurrent with entering into the Credit Agreement, we terminated our senior secured credit agreement with Bank of America, N.A. which included a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020. During the quarter ended April 3, 2016, we recorded debt extinguishment charges of $72.3 million related to the Credit Agreement and termination of our prior senior secured credit agreement.

Microsemi Corporation	27

Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $50.2 million as of April 3, 2016 and $11.7 million as of September 27, 2015.
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
Interest Rates
Under our Credit Agreement, we had the ability to borrow under a "Base Rate" which approximated the prime rate plus an applicable margin or "Eurodollar Rate" which approximated LIBOR plus an applicable margin. Eurodollar Rate loans were also subject to a Eurodollar Floor. At April 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of April 3, 2016 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving facility	$225.0	3.50%	1.50%	2.50%	—%	2.94%
Term A loan	$450.0	3.50%	1.50%	2.50%	—%	2.94%
Term B loan	$1,520.0	3.50%	3.50%	4.50%	0.75%	5.25%
Our 2011 Credit Agreement was terminated and repaid in full on January 15, 2016 and replaced with a new credit facility. See Note 6, "Debt" of our notes to unaudited condensed consolidated financial statements for information regarding interest rates under our new credit facility and 9.125% senior unsecured notes.

Microsemi Corporation	28

We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.
Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have conducted a a limited foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a more broad based foreign currency hedging program.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2016.
(b) Changes in internal control over financial reporting.
On January 15, 2016, Microsemi completed the acquisition of PMC and has commenced the integration of PMC into our disclosure controls and procedures. There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

Microsemi Corporation	30

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
Our leverage and provisions in our credit facility and indenture for our senior unsecured notes could adversely affect our consolidated financial position and our ability to operate our business.
Our credit facility requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facility, or both. The current amount outstanding on our credit facility, and the outstanding principal amount of our 9.125% senior unsecured notes, each exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks associated with our leverage include the following:

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

Microsemi Corporation	31

bcould cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.
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
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires we devote resources to matters including training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications and fines and penalties that may materially and adversely affect our operating results
From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for security and defense-related products. In the past, defense-related spending on programs

Microsemi Corporation	32

we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional security and defense related sales may be adversely affected in a material manner by numerous events or actions outside our control.
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

•
acts of war or terrorism, or health issues (such as for example Sudden Acute Respiratory Syndrome, Avian Influenza, or the H7N9, Ebola or Zika viruses), which could disrupt our manufacturing and logistical activities;

•	changes in tariffs and freight rates;

•	potentially longer payment cycles and difficulties in collecting receivables;

•	difficulties and enforcing contracts generally; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.
International sales of our products that service the aerospace, defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, our failure or failures of our customers to maintain compliance with U.S. and foreign government regulations,

Microsemi Corporation	33

including the FCPA and foreign anti-corruption measures, may result in export restrictions, fines and penalties that may materially and adversely affect our operating results.
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
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 Virus, Ebola or Zika viruses, flooding, drought, earthquakes, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our results of operations and financial condition.
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

Microsemi Corporation	34

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
Both our customers and we are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our Aerospace & Defense end market), financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.
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

Microsemi Corporation	35

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
Changes in our tax provisions, or exposure to additional income tax or unfavorable results of tax examinations could affect our financial results.
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal and Canadian income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our consolidated financial position, results of operations or cash flows. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, chases in available credits and incentives, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially affect our operating results, cash flows and financial condition.
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
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for defense, security and aerospace applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

Microsemi Corporation	36

•	limited availability of components we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.
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
Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.These projects are subject to various risks and uncertainties we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products we may develop may not lead to an incremental increase in revenues, and there is a risk these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.
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

Microsemi Corporation	37

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

Microsemi Corporation	38

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
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regards to our manufacturing and testing of certain high-reliability products. The lead time for manufacturing and testing of high-reliability products can be many months. In response to current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regards to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace & Defense and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our business and results of operations.

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	41

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

Microsemi Corporation	42

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
The market price of our stock has fluctuated widely. Between March 29, 2015 and April 3, 2016, the market sale price of our common stock ranged between a low of $25.36 and a high of $39.56. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	43

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

Microsemi Corporation	44

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

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100.0 million of the Company's common stock before July 31, 2017. Repurchases under either authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternate and general market and business conditions. During the quarter ended April 3, 2016, the Company did not repurchase any shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

Microsemi Corporation	45

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of March 23, 2016 between Microsemi Corporation and Mercury Systems, Inc.†

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011)

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015)

4.1
Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

4.2
First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

10.1
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

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
 Dated: May 4, 2016

Microsemi Corporation	47

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of March 23, 2016 between Microsemi Corporation and Mercury Systems, Inc.†

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011)

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015)

4.1
Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

4.2
First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

10.1
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 19, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	48