Form 10-Q
period 2016-07-03
MICROSEMI CORP
filed 2016-08-02
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended July 3, 2016
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
The number of outstanding shares of Common Stock on July 27, 2016 was 113,188,059.

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

•	beliefs our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us and will pay receivables when contractually due;

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

The unaudited condensed consolidated statements of operations and comprehensive income (loss) for the quarter and nine months ended July 3, 2016 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for nine months ended July 3, 2016, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of July 3, 2016 and September 27, 2015, are included herein.
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

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	July 3, 2016	September 27, 2015
Assets
Current assets:
Cash and cash equivalents	$131.8	$256.4
Accounts receivable, net of allowances of $36.0 at July 3, 2016 and $26.0 at September 27, 2015	241.7	186.9
Inventories	231.2	227.2
Deferred income taxes, net	26.2	26.2
Other current assets	52.8	39.9
Total current assets	683.7	736.6
Property and equipment, net	179.8	152.7
Goodwill	2,447.7	1,139.3
Intangible assets, net	974.2	357.8
Deferred income taxes, net	19.8	26.8
Other assets	59.3	36.9
Total assets	$4,364.5	$2,450.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116.7	$82.3
Accrued liabilities	158.7	86.8
Current maturity of long term debt	40.7	32.5
Total current liabilities	316.1	201.6
Long term debt	2,186.7	953.9
Deferred income taxes	80.4	41.1
Other long-term liabilities	107.2	46.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 113.2 issued and outstanding at July 3, 2016 and 95.1 issued and outstanding at September 27, 2015	22.6	19.0
Capital in excess of par value of common stock	1,341.9	808.1
Retained earnings	310.1	383.2
Accumulated other comprehensive loss	(0.5)	(3.1)
Total stockholders’ equity	1,674.1	1,207.2
Total liabilities and stockholders' equity	$4,364.5	$2,450.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended		Nine Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$431.4	$317.1	$1,204.9	$916.8
Cost of sales (excluding amortization of intangible assets below)	164.5	145.0	549.6	407.4
Gross profit	266.9	172.1	655.3	509.4
Operating expenses
Selling, general and administrative	82.9	66.7	265.8	187.7
Research and development	83.0	52.3	225.7	146.3
Amortization of intangible assets	44.9	24.8	115.6	71.1
Restructuring and severance charges	4.9	3.1	58.3	14.0
Total operating expenses	215.7	146.9	665.4	419.1
Operating income (loss)	51.2	25.2	(10.1)	90.3
Other income (expense)
Interest expense, net	(46.8)	(7.4)	(93.0)	(19.5)
Other expense, net	(5.3)	(0.6)	(83.7)	(1.4)
Gain on divestiture	125.5	—	125.5	—
Total other income (expense)	73.4	(8.0)	(51.2)	(20.9)
Income (loss) before income taxes	124.6	17.2	(61.3)	69.4
Provision for income taxes	9.4	2.5	11.8	10.2
Net income (loss)	$115.2	$14.7	$(73.1)	$59.2
Earnings (loss) per share:
Basic	$1.03	$0.16	$(0.69)	$0.63
Diluted	$1.00	$0.15	$(0.69)	$0.62
Weighted-average common shares outstanding:
Basic	112.1	94.5	105.3	94.1
Diluted	114.6	96.4	105.3	95.6

Net income (loss)	$115.2	$14.7	$(73.1)	$59.2
Other comprehensive income (loss), net of tax:
Translation adjustment	0.2	0.4	2.8	(1.4)
Unrealized actuarial loss on pension benefits	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	0.1	0.3	2.6	(1.6)

Total comprehensive income (loss)	$115.3	$15.0	$(70.5)	$57.6

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Nine Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income (loss)	$(73.1)	$59.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150.2	98.0
Change in allowance for doubtful accounts	0.8	(0.1)
Amortization of deferred financing cost	30.4	0.9
Gain on divestiture	(125.5)	—
Loss on disposition or impairment of assets	1.3	2.5
Deferred income taxes	7.1	5.3
Charge for stock-based compensation	80.3	35.9
Change in assets and liabilities (net of acquisitions and divestitures):
Accounts receivable	(18.7)	4.1
Inventories	64.4	3.3
Other current assets	0.3	(4.3)
Other assets	0.8	(5.5)
Accounts payable	(33.8)	(4.6)
Accrued liabilities	(33.7)	(1.5)
Other long-term liabilities	21.5	(1.6)
Net cash provided by operating activities	72.3	191.6
Cash flows from investing activities:
Purchases of property and equipment	(34.2)	(34.9)
Proceeds from the sale of short term investments	0.3	0.4
Proceeds from divestitures	321.0	—
Payments for acquisitions, net of cash acquired	(1,671.3)	(363.6)
Net cash used in investing activities	(1,384.2)	(398.1)
Cash flows from financing activities:
Proceeds from debt	3,494.4	425.0
Repayments of debt	(1,082.2)	(142.7)
Payments of debt issuance costs	(53.8)	(8.7)
Extinguishment of debt	(1,136.8)	—
Repurchase of common stock	—	(50.0)
Payments for stock settled tax withholdings	(38.4)	(17.7)
Proceeds from exercise of stock options	4.1	42.4
Net cash provided by financing activities	1,187.3	248.3
Net increase (decrease) in cash and cash equivalents	(124.6)	41.8
Cash and cash equivalents at beginning of period	256.4	162.2
Cash and cash equivalents at end of period	$131.8	$204.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and nine months ended July 3, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic
Net income (loss)	$115.2	$14.7	$(73.1)	$59.2
Weighted-average common shares outstanding	112.1	94.5	105.3	94.1
Basic earnings (loss) per share	$1.03	$0.16	$(0.69)	$0.63

Diluted
Net income (loss)	$115.2	$14.7	$(73.1)	$59.2
Weighted-average common shares outstanding for basic	112.1	94.5	105.3	94.1
Dilutive effect of stock awards	2.5	1.9	—	1.5
Weighted-average common shares outstanding on a diluted basis	114.6	96.4	105.3	95.6
Diluted earnings (loss) per share	$1.00	$0.15	$(0.69)	$0.62

For the quarter ended July 3, 2016, we excluded 0.2 million of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For nine months ended July 3, 2016, all stock awards were

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

excluded as we reported a net loss in this period. For the quarter and nine months ended June 28, 2015, we excluded 0.1 million and 0.3 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods beginning in our first quarter of 2019. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) classification of related deferred tax balances as non-current. The amendments in this update are effective for annual periods beginning after December 16, 2016, and interim periods within those fiscal years. We are currently assessing the impact of this ASU on our consolidated financial position and results of operations.
Note 2 Acquisition and Divestitures

Acquisition
On January 15, 2016 (the "Acquisition Date"), we acquired all outstanding shares of PMC-Sierra, Inc. (“PMC”), for $2.0 billion in cash and the issuance of approximately 16.0 million shares of Microsemi common stock and the assumption of certain PMC restricted stock units. The acquisition has provided Microsemi with a leading position in high performance and scalable storage solutions, while also adding a complementary portfolio of high-value communications products.

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
We recorded PMC's tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. The preliminary allocation is as follows:

Cash and cash equivalents	$313.0
Accounts receivable	53.3
Inventories	98.2
Other current assets	15.8
Property and equipment	38.0
Other assets	19.7
Identifiable intangible assets	741.6
Goodwill	1,435.0
Deferred income taxes, net	(39.3)
Current liabilities	(139.4)
Other non-current liabilities	(60.5)
Total consideration	$2,475.4
As of the Acquisition Date, the gross contractual amount of acquired accounts receivable of $53.3 million was expected to be fully collected.
The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$447.0	6
In-process research and development	241.0
Customer relationships	46.0	9
Other	7.6	1
	$741.6
Valuation methodology
The fair value of completed technology and in-process research and development ("IPR&D") was estimated by performing a discounted cash flow analysis using the multiperiod excess earnings approach. This method includes discounting the projected cash flows associated with each technology over its expected life. Projected cash flows attributable to the completed technology and IPR&D were discounted to their present value at a rate commensurate with the perceived risk. IPR&D consists of four main projects with expected completion dates of between six months and two years. Following a release date, expected useful lives are between five and eight years.
The valuation of customer relationships was based on the distributor method, taking into account the profit margin a market participant distributor would obtain in selling PMC products. The useful lives of customer relationships are estimated based upon customer turnover data and management estimates. Other identifiable intangible assets consisted of backlog, valued using the distributor method, and trade name, valued using a relief from royalty method.

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

The purchase price allocation described above is preliminary, primarily with respect to tax contingency matters. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation. We utilize the straight line method of amortization for completed technology, customer relationships and trade name.
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
The following supplemental pro forma data summarizes the results of operations for the periods presented, as if we completed the acquisition noted above as of the first day of 2015. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. In accordance with the pro forma acquisition date we recorded, in the 2015 supplemental pro forma data, cost of goods sold from manufacturing profit in acquired inventory of $66.2 million, PMC-related restructuring costs of $46.7 million and acquisition-related costs of $38.1 million, with a corresponding reduction in the 2016 supplemental proforma data.
Net sales related to products from the acquisition of PMC contributed approximately 20% to 25% of net sales for the nine months ended July 3, 2016. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine as, on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental pro forma data is as follows:

	Nine Months Ended
	July 3, 2016	June 28, 2015
Net sales	$1,354.4	$1,311.5
Net income (loss)	46.9	(170.0)
Earnings (loss) per share
Basic	$0.42	$(1.52)
Diluted	$0.41	$(1.52)
Divestitures
On April 28, 2016, we divested our Remote Radio Head business to MaxLinear, Inc. for $21.0 million in cash. The Remote Radio Head business was operated as a non-strategic component of the enterprise storage and communications solution business. On May 2, 2016, we divested our membership interest in Microsemi LLC - RF Integrated Solutions ("RF LLC") to Mercury Systems, Inc. for $300.0 million in cash. RF LLC operated a non-strategic component of a board level systems and packaging business. These transactions resulted in a gain on divestiture of $125.5 million.
Acquisition and Divestiture Costs
During the nine months ended July 3, 2016, we incurred $31.2 million in acquisition and divestiture costs related to the acquisition of PMC and divestitures of our Remote Radio Head business and RF LLC. These costs were recorded in selling, general and administrative expense.
Note 3 Inventories

Inventories are summarized as follows:

	July 3, 2016	September 27, 2015
Raw materials	$41.9	$56.5
Work in process	112.4	111.7
Finished goods	76.9	59.0
	$231.2	$227.2
Note 4 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	July 3, 2016	September 27, 2015
Amortizable intangible assets
Completed technology	$604.4	$238.0
Customer relationships	124.7	119.1
Backlog, trade name and other	4.1	0.7
	$733.2	$357.8

Non-amortizable intangible assets
Goodwill	$2,447.7	$1,139.3
In-process research and development	$241.0	$—

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of goodwill for the nine months ended July 3, 2016 is as follows:

Balance as of September 27, 2015	$1,139.3
Additions from acquisition	1,435.0
Reductions from divestitures	(125.0)
Adjustments from prior acquisitions	(1.6)
Balance as of July 3, 2016	$2,447.7
Goodwill reductions from divestitures of RF LLC and our Remote Radio Head business. Goodwill allocated to these divestitures was calculated using the relative fair market value of each divestiture as of the respective divestiture date.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Completed technology	$32.4	$13.3	$76.9	$36.2
Customer relationships	11.6	11.3	34.5	33.7
Backlog, trade name and other	0.9	0.2	4.2	1.2
	$44.9	$24.8	$115.6	$71.1
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$176.5	$140.5	$115.3	$106.0	$105.2	$89.7
Note 5 Income Taxes

For the quarter and nine months ended July 3, 2016, we recorded an income tax provision of $9.4 million and $11.8 million, respectively. For the quarter and nine months ended June 28, 2015, we recorded an income tax provision of $2.5 million and $10.2 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for the nine months ended July 3, 2016 and June 28, 2015 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2015 tax years generally remain subject to examination by federal tax authorities, most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $44.9 million within the next twelve months.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and nine months ended July 3, 2016.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service is currently examining our income tax returns for tax years 2007 through 2012 and the Canada Revenue Agency is currently examining income tax returns assumed from the PMC acquisition for tax years 2007 through 2014. Both examinations primarily relate to transfer pricing matters. Management believes that our position is appropriate and that an adequate provision has

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within management expectations.
Note 6 Debt

Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders provided $2.5 billion senior secured first lien credit facilities (collectively, as amended, the “Credit Facilities”), consisting of a term A loan facility (as amended, the “Term Loan A Facility”) in an aggregate principal amount of $450.0 million, a term B loan facility (as amended, the “Term Loan B Facility”) in an aggregate principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
Refinancing of Credit Agreement
On June 29, 2016, we entered into an Increase Term Joinder to the Credit Agreement with respect to an incremental Term Loan A Facility in an aggregate principal amount of $364.3 million under our existing Credit Agreement. We used the total proceeds to pay down a portion of our Term Loan B Facility. In addition, on June 29, 2016, we entered into Amendment No. 1 to our existing Credit Agreement (together with the Increase Term Joinder, the "First Amendment"). The First Amendment provided for, among other things, (i) new pricing terms for the outstanding Term B Loan Facility in the aggregate principal amount of $739.7 million, (ii) certain modifications to the repricing event prepayment provisions and (iii) certain other modifications to facilitate restructuring of our subsidiaries.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. Starting after the fiscal third quarter, the margin for borrowings under the Term Loan A Facility and Revolving Facility will vary depending upon our consolidated net leverage ratio. At July 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$275.0	3.50%	1.50%	2.50%	—%	2.93%
Term Loan A Facility	$808.7	3.50%	1.50%	2.50%	—%	2.93%
Term Loan B Facility	$739.7	3.50%	2.00%	3.00%	0.75%	3.75%
As of July 3, 2016, the fair value of principal outstanding on the Credit Agreement was $1.8 billion. We classify this valuation as a Level 2 fair value measurement.
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets (collectively, the “Collateral”).
The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the amended principal amount for the first two years following the closing date and 2.5% of the amended principal amount for the remaining three years. The Term Loan B Facility matures on January 15, 2023. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
The Credit Facilities include financial maintenance covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contain other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of July 3, 2016.
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
As of July 3, 2016, the fair value of principal outstanding on the Senior Unsecured Notes was $496.1 million. We classify this valuation as a Level 1 fair value measurement.
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
Debt Extinguishment, Modification, and Issuance Costs
On January 15, 2016, concurrent with entering into the Credit Agreement, we terminated our senior secured credit agreement with Bank of America, N.A., which included a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020 (the "2011 Credit Agreement"). We accounted for this termination as debt extinguishment. In addition, we accounted for the refinancing of our Term Loan A Facility and Term Loan B Facility pursuant to the First Amendment as a debt modification with respect to amounts that remained in the syndicate and debt extinguishment with respect to the amounts that exited the syndicate.
During the quarter ended April 3, 2016, we paid financing fees related to the Credit Agreement of $112.2 million, of which $61.3 million was recorded in cash flows from operating activities and $50.9 million was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $72.3 million consisting of $61.3 million in fees paid during the second quarter and $11.0 million of deferred financing fees from the 2011 Credit Agreement. During the quarter ended July 3, 2016, we paid financing fees related to the First Amendment of $19.1 million, of which $16.1 million was recorded in cash flow from operating activities and $3.0 million was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $4.5 million as an allocation of credit facility fees to parties exiting the Credit Agreement. We reported debt extinguishment charges in other expense, net in our Condensed Consolidated Statement of Operations and Comprehensive Income. Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $45.9 million as of July 3, 2016 and $11.7 million as of September 27, 2015.
Note 7 Stock-Based Compensation

Stock Based Compensation
In February 2016, our stockholders approved amendments to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendments a) increased the share limit by an additional approximately 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is approximately 41.8 million shares; b) extended the term of the 2008 Plan to December 2, 2025; c) limited the grant date value of awards that may be granted to non-employee directors under the 2008 Plan during any one calendar year to $0.4 million (or $0.6 million as to any newly elected or appointed non-employee director or a non-employee director serving as chairman of the Board or lead independent director); and d) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code

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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and nine months ended July 3, 2016, stock-based compensation expense was $18.9 million and $57.2 million, respectively. For the quarter and nine months ended June 28, 2015, stock-based compensation expense was $13.7 million and $36.2 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Nine Months Ended	Quantity	Weighted-Average Fair Value per Award
June 28, 2015
Restricted shares	1.3	$29.18
Restricted shares assumed from acquisition	0.3	$33.01
Performance stock units	0.4	$27.54
Stock options assumed from acquisition	0.2	$10.91

July 3, 2016
Restricted shares	1.2	$31.99
Restricted shares assumed from acquisition	1.9	$29.77
Performance stock units	0.3	$35.14
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
Performance units granted in 2014, 2015 and 2016 include performance and market conditions and are eligible to vest based on our rate of growth for net sales and earnings per share (subject to certain adjustments) relative to the growth rates for that metric over the relevant performance period for a peer group of companies. The performance period for

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
Note 8 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 19% and 18% for the quarter and nine months ended July 3, 2016, respectively and 14% and 12% for the quarter and nine months ended June 28, 2015, respectively.
Note 9 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	3.0	—	—	3.0
Provisions	53.9	2.2	5.6	61.7
Reversal of prior provision	(3.1)	—	(0.3)	(3.4)
Cash expenditures	(28.0)	(2.0)	(0.4)	(30.4)
Other non-cash settlement	(22.9)	(0.4)	(2.1)	(25.4)
Balance at July 3, 2016	$5.8	$3.0	$2.9	$11.7
We recorded net provisions for employee severance of $50.8 million for the nine months ended July 3, 2016, of which $46.7 million is related to actions following our acquisition and integration of PMC. The non-cash settlement of employee severance relates to the acceleration of restricted stock awards in connection of the acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $2.2 million for the nine months ended July 3, 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded net provisions for other associated costs for restructuring of $5.3 million for the nine months ended July 3, 2016, of which $2.4 million is related to facility consolidation.

Microsemi Corporation	18

Note 10 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $2.1 million and $2.3 million at July 3, 2016 and September 27, 2015, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer a comprehensive portfolio of semiconductor and system solutions for aerospace & defense, communications, data center and industrial markets. Products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"), field programmable gate arrays ("FPGAs"), system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; enterprise storage and communication solutions; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
The principal end markets that we serve include Aerospace & Defense, Communications, Data Center, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, radar systems, military and commercial satellites and aircrafts, and enterprise storage and hyperscale data centers.
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

Microsemi Corporation	20

Summary of Financial Results
Net sales, gross profit and gross margin were as follows:

	Quarter Ended				Nine Months Ended
	July 3, 2016	June 28, 2015	Variance $	Variance %	July 3, 2016	June 28, 2015	Variance $	Variance %
Net sales	$431.4	$317.1	$114.3	36.0%	$1,204.9	$916.8	$288.1	31.4%
Gross profit	$266.9	$172.1	$94.8	55.1%	$655.3	$509.4	$145.9	28.6%
Gross margin	61.9%	54.3%	7.6%		54.4%	55.6%	(1.2)%
We recorded an increase in net sales between the quarters ended July 3, 2016 ("Q3 2016") and June 28, 2015 ("Q3 2015"), and an increase in net sales between the nine months ended July 3, 2016 ("2016 YTD") and June 28, 2015 ("2015 YTD"). Net sales related to products from the acquisition of PMC-Sierra, Inc. ("PMC"), which occurred in the second quarter of 2016, contributed approximately 20% to 25% of net sales for 2016. On July 28, 2016, we announced that we expect our consolidated net sales for the fourth quarter of fiscal year 2016 of approximately $438 million and $458 million.
Gross profit increased $94.8 million to $266.9 million (61.9% of net sales) for Q3 2016 from $172.1 million (54.3% of net sales) for Q3 2015 and increased $145.9 million to $655.3 million (54.4% of net sales) for 2016 YTD from $509.4 million (55.6% of net sales) for 2015 YTD. In 2016 YTD, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. In the Q3 2015 and 2015 YTD, we recorded costs related to manufacturing profit in acquired inventory of $8.6 million and $11.0 million, respectively. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In 2016 YTD, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility.
As discussed further in "Results of Operations", during 2016 YTD, we recorded net provisions for employee severance of $50.8 million, contract termination costs of $2.2 million and other associated costs for restructuring of $5.3 million. Employee severance primarily related to actions following our acquisition of PMC. Contract termination costs and other associated costs resulted from facility consolidation and equipment charges related to actions following our acquisition of PMC and from the closure of a wafer fabrication facility.
For Q3 2016 and 2016 YTD, we recorded an income tax provision of $9.4 million and $11.8 million, respectively. For Q3 2015 and 2015 YTD, we recorded an income tax provision of $2.5 million and $10.2 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for 2016 YTD and 2015 YTD was the combined calculated tax expenses, benefits and credits for various jurisdictions.
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

Microsemi Corporation	21

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
the newest member of its high-reliability space product portfolio, the LX7710 radiation-tolerant diode array, the industry's first integrated solution of its kind offering eight diode pair channels designed specifically for satellites and other space applications;

•
its RTG4™ PROTO FPGAs and RTG4 Development Kit, developed specifically to enable prototyping of space systems, enable lower cost prototyping and design validation activities for the latest radiation-tolerant high-speed FPGAs, and the only reprogrammable prototyping solution of their kind providing the same timing and power characteristics as space flight units;

•
fifteen new products from its RF, millimeter wave ICs, monolithic microwave integrated circuits ("MMICs"), ultra-low power sub-GHz transceivers and high performance WLAN monolithic radio frequency integrated circuits portfolio, which build upon Microsemi's rich history in RF, microwave and millimeter wave solutions and are ideal for the defense, communications, instrumentation, industrial and aerospace industries;

•
the latest member of its SparX-IV Ethernet switch product family, VSC7440 SparX-IV-34, designed to enable more cost effective, smaller form factor and lower power networking solutions with 2.5G and 10 gigabit Ethernet connectivity;

•
its new Ocelot product family, a low power, feature-rich Ethernet switch family optimized for communications networking in the industrial Internet of Things ("IIoT") market, designed for applications including factory automation, process control, smart grid/smart energy and physical security;

•
a phase-compliant embedded solution enabling IEEE 1588 across a wide variety of applications which adds support for the ITU-T G.8275.2 Precision Time Protocol ("PTP") profile for timing and phase with partial timing support;

•
new enhancements to Microsemi's TimeProvider® series TP2700 and TP5000 PTP Grandmaster system product lines, enabling customers to implement phase synchronization in switches and routers in networks which are not completely phase-aware, without having to replace unaware nodes or any major infrastructure in the network;

Microsemi Corporation	22

•
enhancements to its SmartFusion™2 SoC FPGA-based deterministic multi-axis motor control solution, expanding its features to support applications using encoder, Hall sensor, controller area network ("CAN") bus and induction motors.

Results of Operations
Net sales increased $114.3 million or 36.0% to $431.4 million for Q3 2016 from $317.1 million for Q3 2015 and increased $288.1 million or 31.4% to $1,204.9 million for 2016 YTD from $916.8 million for 2015 YTD.  Products from the acquisition of PMC contributed approximately 20% to 25% of net sales for 2016.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Aerospace & Defense	$113.0	$131.7	$379.7	$389.2
Communications	162.0	115.2	448.4	318.1
Data Center	92.2	3.1	181.8	7.3
Industrial	64.2	67.1	195.0	202.2
	$431.4	$317.1	$1,204.9	$916.8

Net sales in the Aerospace & Defense end market decreased $18.7 million to $113.0 million in Q3 2016 from $131.7 million in Q3 2015 and decreased $9.5 million to $379.7 million in 2016 YTD from $389.2 million in 2015 YTD. The decline in Q3 2016 compared to Q3 2015 was primarily attributable to the divestiture in May 2016 of RF LLC that operated a non-strategic component of a board level systems and packaging business. Absent the impact of this divestiture, aerospace sales have increased, and though aerospace growth has moderated but our outlook for commercial air remains healthy. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Airbus A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We see continued strength in commercial air as customers ramp production against strong multiyear backlogs and as our contact in each aircraft grows. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $46.8 million to $162.0 million in Q3 2016 from $115.2 million in Q3 2015 and increased $130.3 million to $448.4 million in 2016 YTD from $318.1 million in 2015 YTD. This end market benefited in Q3 2016 and 2016 YTD from products from both the PMC acquisition which we consummated in January 2016 and the Vitesse Semiconductor Corporation ("Vitesse") acquisition which was consummated in April 2015, as well as increased contributions of Ethernet switching, broadband gateway applications, voice circuit, and higher sales of LTE applications. We believe the communications infrastructure market continued its recovery with continued sales growth. We expect long-term growth from our timing products, driven by ongoing strength of our optical transport network products. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year, we believe our design win activity will enable us to outpace industry growth in this end market for 2016.
Net sales in the Data Center end market increased $89.1 million to $92.2 million in Q3 2016 from $3.1 million in Q3 2015 and increased $174.5 million to $181.8 million in 2016 YTD from $7.3 million in 2015 YTD. Initially, amounts reported in this end market will consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.

Microsemi Corporation	23

Net sales in the Industrial end market decreased $2.9 million to $64.2 million in Q3 2016 from $67.1 million in Q3 2015 and decreased $7.2 million to $195.0 million in 2016 YTD from $202.2 million in 2015 YTD. This end market was impacted in Q3 2016 by the divestiture of RF LLC in May 2016. Over the last year, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2016 based on the strength of our ultra-low power RF products and several emerging market opportunities such as automotive charging stations in China.
Gross profit increased $94.8 million to $266.9 million (61.9% of net sales) for Q3 2016 from $172.1 million (54.3% of net sales) for Q3 2015 and increased $145.9 million to $655.3 million (54.4% of net sales) for 2016 YTD from $509.4 million (55.6% of net sales) for 2015 YTD. In Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. In the third quarter of 2015, we recorded costs related to manufacturing profit in acquired inventory of $8.6 million and $11.0 million, respectively. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In Q2 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility.
Selling, general and administrative ("SG&A") expenses increased $16.2 million to $82.9 million for Q3 2016 from $66.7 million in Q3 2015 and increased $78.1 million to $265.8 million for 2016 YTD from $187.7 million for 2015 YTD. The increases in SG&A expenses were due to incremental operating expenses attributed to our recent acquisitions and costs associated with our acquisition and divestiture activities. For Q3 2016 and 2016 YTD, we recorded costs of $2.8 million and $31.2 million, respectively, with Q3 2016 costs primarily related to the RF LLC divestiture and prior quarter costs primarily related to the PMC acquisition. For Q3 2015 and 2015 YTD, we recorded costs of $3.3 million and $5.5 million, respectively, primarily related to our acquisition of Vitesse.
Research and development expense increased $30.7 million to $83.0 million for Q3 2016 from $52.3 million for Q3 2015 and increased $79.4 million to $225.7 million for 2016 YTD from $146.3 million for 2015 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Completed technology	$32.4	$13.3	$76.9	$36.2
Customer relationships	11.6	11.3	34.5	33.7
Backlog, trade name and other	0.9	0.2	4.2	1.2
	$44.9	$24.8	$115.6	$71.1

Microsemi Corporation	24

The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	3.0	—	—	3.0
Provisions	53.9	2.2	5.6	61.7
Reversal of prior provision	(3.1)	—	(0.3)	(3.4)
Cash expenditures	(28.0)	(2.0)	(0.4)	(30.4)
Other non-cash settlement	(22.9)	(0.4)	(2.1)	(25.4)
Balance at July 3, 2016	$5.8	$3.0	$2.9	$11.7
We recorded net provisions for employee severance of $50.8 million for 2016 YTD, of which $46.7 million is related to actions following our acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $2.2 million for 2016 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
We recorded provisions for other associated costs for restructuring of $5.3 million for 2016 YTD, of which $2.4 million is related to facility consolidation.
On April 28, 2016, we divested our Remote Radio Head business to MaxLinear, Inc. for $21.0 million in cash. The Remote Radio Head business was operated as a non-strategic component of the enterprise storage and communications solution business. On May 2, 2016, we divested our membership interest in RF LLC to Mercury Systems, Inc. for $300.0 million in cash. RF LLC operated a non-strategic component of a board level systems and packaging business. These transactions resulted in a gain on divestiture of $125.5 million.
During the nine months ended July 3, 2016, we recorded debt extinguishment charges of $76.9 million consisting of $61.3 million we paid during the quarter ended April 3, 2016 in connection with the Credit Agreement and $3.0 million we paid during the quarter ended July 3, 2016 in connection with the refinancing of our Term Loan A Facility and Term Loan B facility reported in net cash provided by operating activities and $12.6 million related to prior deferred financing fees we expensed in connection with the termination of our prior senior secured credit agreement and extinguishment of amounts that exited the Term Loan A Facility and Term Loan B Facility syndicate. These amounts were reported in other expense, net in our Condensed Consolidated Statement of Operations and Comprehensive Income.
For Q3 2016 and 2016 YTD, we recorded an income tax provision of $9.4 million and $11.8 million, respectively. For Q3 2015 and 2015 YTD, we recorded an income tax provision of $2.5 million and $10.2 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provision for 2016 YTD and 2015 YTD was the combined calculated tax expenses, benefits and credits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for Q3 2016 and 2016 YTD.

Microsemi Corporation	25

CAPITAL RESOURCES AND LIQUIDITY
We had $131.8 million and $256.4 million in cash and cash equivalents at July 3, 2016 and September 27, 2015, respectively. During 2016 YTD, we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, potential repurchases of our common stock and potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider raising funds through debt or equity offerings or repatriate earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities decreased $119.3 million to $72.3 million for 2016 YTD from $191.6 million for 2015 YTD. A summary of net cash provided by operating activities for 2016 YTD and 2015 YTD is as follows:

	Nine Months Ended
	July 3, 2016	June 28, 2015
Net income (loss)	$(73.1)	$59.2
Depreciation and amortization	150.2	98.0
Change in allowance for doubtful accounts	0.8	(0.1)
Amortization of deferred financing cost	30.4	0.9
Gain on divestiture	(125.5)	—
Loss on disposition or impairment of assets	1.3	2.5
Deferred income taxes	7.1	5.3
Charge for stock-based compensation	80.3	35.9
Net change in working capital accounts	(21.5)	(3.1)
Net change in other long-term assets and liabilities	22.3	(7.0)
Net cash provided by operating activities	$72.3	$191.6

Accounts receivable increased $54.8 million to $241.7 million at July 3, 2016 from $186.9 million at September 27, 2015. Inventories increased $4.0 million to $231.2 million at July 3, 2016 from $227.2 million at September 27, 2015. These changes were due primarily to the acquisition of PMC, partially offset by the divestitures of RF LLC and our Remote Radio Head business.
Current liabilities increased $114.5 million to $316.1 million at July 3, 2016 from $201.6 million at September 27, 2015 due to the acquisition of PMC, an increase in accrued interest of $19.9 million due to timing of interest due dates on our Senior Unsecured Bond and Amended Credit Agreement and an $8.2 million increase in the current portion of long term debt. These amounts were partially offset by the divestitures of RF LLC and our Remote Radio Head business.
During the quarter ended April 3, 2016, we paid financing fees related to the Credit Agreement of $112.2 million, of which $61.3 million was recorded in cash flows from operating activities and $50.9 million was recorded in cash flows from financing activities. During the quarter ended July 3, 2016, we paid financing fees related to the First Amendment of $19.1 million, of which $16.1 million was recorded in cash flow from operating activities and $3.0 million was recorded in cash flows from financing activities.
Net cash used in investing activities was $1.4 billion for 2016 YTD and consisted of $1.7 billion in payments for acquisitions, net of cash acquired, and purchases of property and equipment of $34.2 million and, partially offset by $0.3 million for the proceeds from the sale of short term investments and $321.0 million for the proceeds from the

Microsemi Corporation	26

divestitures. Net cash used in investing activities was $398.1 million for 2015 YTD and consisted of $34.9 million in purchases of property and equipment, partially offset by $0.4 million for the proceeds from the sale of short term investments.
Net cash provided by financing activities was $1.2 billion for 2016 YTD compared to net cash used for financing activities of $248.3 million for 2015 YTD. Net cash provided by financing activities in 2016 YTD consisted of $3.5 billion in credit facility proceeds and $4.1 million from the exercise of stock options, partially offset by $1.1 billion in debt extinguishment, primarily representing the principal balance on our credit facility before the PMC acquisition, $1.1 billion in principal payments, $53.8 million for credit facility issuance costs, and $38.4 million of stock settled tax withholdings. Net cash used in financing activities in 2015 YTD consisted of $42.4 million in net proceeds from the exercise of stock options and $425.0 million in credit facility proceeds, partially offset by $17.7 million of stock settled tax withholdings, $8.7 million for credit facility issuance costs, $142.7 million in principal payments and $50.0 million in the repurchase of common stock.
Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). The Lenders provided $2.5 billion senior secured first lien credit facilities (collectively, as amended, the “Credit Facilities”), consisting of a term A loan facility (as amended, the “Term Loan A Facility”) in an aggregate principal amount of $450.0 million, a term B loan facility (as amended, the “Term Loan B Facility”) in an aggregate principal amount of $1.7 billion and a revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
Refinancing of Credit Agreement
On June 29, 2016, we entered into an Increase Term Joinder to the Credit Agreement with respect to an incremental Term Loan A Facility in an aggregate principal amount of $364.3 million under our existing Credit Agreement. We used the total proceeds to pay down a portion of our Term Loan B Facility. In addition, on June 29, 2016, we entered into Amendment No. 1 to our existing Credit Agreement (together with the Increase Term Joinder, the "First Amendment"). The First Amendment provided for, among other things, (i) new pricing terms for the outstanding Term B Loan Facility in the aggregate principal amount of $739.7 million, (ii) certain modifications to the repricing event prepayment provisions and (iii) certain other modifications to facilitate restructuring of our subsidiaries.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. Starting after the fiscal third quarter, the margin for borrowings under the Term Loan A Facility and Revolving Facility will vary depending upon our consolidated net leverage ratio. At July 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$275.0	3.50%	1.50%	2.50%	—%	2.93%
Term Loan A Facility	$808.7	3.50%	1.50%	2.50%	—%	2.93%
Term Loan B Facility	$739.7	3.50%	2.00%	3.00%	0.75%	3.75%
As of July 3, 2016, the fair value of principal outstanding on the Credit Agreement was $1.8 billion. We classify this valuation as a Level 2 fair value measurement.
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets (collectively, the “Collateral”).

Microsemi Corporation	27

The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the amended principal amount for the first two years following the closing date and 2.5% of the amended principal amount for the remaining three years. The Term Loan B Facility matures on January 15, 2023. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
The Credit Facilities include financial maintenance covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contain other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of July 3, 2016.
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
As of July 3, 2016, the fair value of principal outstanding on the Senior Unsecured Notes was $496.1 million. We classify this valuation as a Level 1 fair value measurement.
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
Debt Extinguishment, Modification, and Issuance Costs
On January 15, 2016, concurrent with entering into the Credit Agreement, we terminated our senior secured credit agreement with Bank of America, N.A., which included a term loan A facility and a revolving facility maturing on August 19, 2019 and a term loan B facility maturing on February 19, 2020 (the "2011 Credit Agreement"). We accounted for this termination as debt extinguishment. In addition, we accounted for the refinancing of our Term Loan A Facility and Term Loan B Facility pursuant to the First Amendment as a debt modification with respect to amounts that remained in the syndicate and debt extinguishment with respect to the amounts that exited the syndicate.
During the quarter ended April 3, 2016, we paid financing fees related to the Credit Agreement of $112.2 million, of which $61.3 million was recorded in cash flows from operating activities and $50.9 million was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $72.3 million consisting of $61.3 million in fees paid during the second quarter and $11.0 million of deferred financing fees from the 2011 Credit Agreement. During the quarter ended July 3, 2016, we paid financing fees related to the First Amendment of $19.1 million, of which $16.1 million was recorded in cash flow from operating activities and $3.0 million was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $4.5 million as an allocation of credit facility fees to parties exiting the Credit Agreement. We reported debt extinguishment charges in other expense, net in our Condensed Consolidated Statement of Operations and Comprehensive Income. Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $45.9 million as of July 3, 2016 and $11.7 million as of September 27, 2015.

Microsemi Corporation	28

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
Interest Rates
Under our Credit Agreement, we had the ability to borrow under a "Base Rate" which approximated the prime rate plus an applicable margin or "Eurodollar Rate" which approximated LIBOR plus an applicable margin. Eurodollar Rate loans were also subject to a Eurodollar Floor. At July 3, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of July 3, 2016 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$275.0	3.50%	1.50%	2.50%	—%	2.93%
Term Loan A Facility	$808.7	3.50%	1.50%	2.50%	—%	2.93%
Term Loan B Facility	$739.7	3.50%	2.00%	3.00%	0.75%	3.75%
Our 2011 Credit Agreement was terminated and repaid in full on January 15, 2016 and replaced with the Credit Agreement governing the Credit Facilities. See Note 6, "Debt" of our notes to unaudited condensed consolidated financial statements for information regarding interest rates under our Credit Facilities and the Notes.
We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.
Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have conducted a limited foreign currency hedging program thus far. We have considered and may continue to consider the adoption of a more broad based foreign currency hedging program.

Microsemi Corporation	29

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2016.
(b) Changes in internal control over financial reporting.
On January 15, 2016, Microsemi completed the acquisition of PMC and has commenced the integration of PMC into our disclosure controls and procedures. There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	30

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

Microsemi Corporation	31

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our results of operations and stock price may be adversely affected.
Our leverage and provisions in our credit facility and indenture for our senior unsecured notes could adversely affect our consolidated financial position and our ability to operate our business.
Our credit facilities requires that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facilities, or both. The current amount outstanding on our credit facilities, and the outstanding principal amount of our 9.125% senior unsecured notes, each exceeds our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks associated with our leverage include the following:

•	our ability to obtain additional financing in the future for acquisitions, capital expenditures, general corporate purposes or other purposes may be impaired;

•	our current credit facilities only permit borrowing on variable rates of interest and increases in certain benchmark interest rates will increase the cost of borrowing;

•	leverage will increase our vulnerability to declining economic conditions, particularly if the decline is prolonged;

•	failure to comply with any of our debt covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•
financial and restrictive covenants in our credit facilities and indenture governing the senior unsecured notes may adversely affect or limit our ability to implement business plans, react to changes in economic conditions, benefit from changes in tax regulations, pay a cash dividend or execute repurchases of our common stock;

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

Microsemi Corporation	32

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
Net sales from international markets represent a significant portion of total net sales and totaled 51% in 2015. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Malaysia, Macau, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the recent vote by the United Kingdom to leave the European Union.

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	work stoppages or disruption of local labor supply;

Microsemi Corporation	33

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

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
International sales of our products that service the aerospace, defense and security markets are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control regulations could result in suspension of our ability to export our products. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. In addition, our failure or failures of our customers to maintain compliance with U.S. and foreign government regulations, including the FCPA and foreign anti-corruption measures, may result in export restrictions, fines and penalties that may materially and adversely affect our operating results.
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

Microsemi Corporation	34

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

Microsemi Corporation	35

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

Microsemi Corporation	36

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
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal and Canadian income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our consolidated financial position, results of operations or cash flows. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in available credits and incentives, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially affect our operating results, cash flows and financial condition.
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
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	customer payments that are unexpectedly delayed;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for aerospace and defense applications;

Microsemi Corporation	37

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

•	limited availability of components we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.
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
Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. If we are unable to continue to reduce package sizes, improve manufacturing yields and expand sales, we may not remain competitive. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions. These projects are subject to various risks and uncertainties we are not able to control, including changes in customer demand and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. New technologies or products we may develop may not lead to an incremental increase in revenues, and there is a risk these new technologies or products will decrease the demand for our existing products and result in an offsetting reduction in revenues. In addition, products or technologies developed by others may render our products or technologies obsolete

Microsemi Corporation	38

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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	41

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

Microsemi Corporation	42

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

Microsemi Corporation	43

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
The market price of our stock has fluctuated widely. Between June 28, 2015 and July 3, 2016, the market sale price of our common stock ranged between a low of $28.24 and a high of $39.56. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

Microsemi Corporation	44

At times, our working capital levels have risen, which adversely affects cash flow.
At times, our working capital levels have risen and the increase has adversely affected cash flow. A factor contributing to the increase in our working capital has related to acquisitions with increases in accounts receivable and inventory generally exceeding increases in accounts payable and accrued liabilities. Other factors resulting in an increase in working capital have been delays in receiving customer payments and a buildup of inventory prior to the consolidation of our manufacturing operations. We built inventory cushions during the transition of manufacturing between facilities in order to maintain an uninterrupted supply of product. Obsolescence of any inventory has recently and could in the future result in adverse effects on our future results of operations and future revenue. We periodically evaluate the profitability of our various offerings and in 2014, our evaluation led us to selectively exit product offerings we believe will continue to lag our overall profitability goals. This resulted in inventory charges of $7.9 million. We believe for many of these products, market dynamics dictate that price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.
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

Microsemi Corporation	45

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

On September 9, 2014, Microsemi Corporation's Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock before September 30, 2016. On July 21, 2015, Microsemi Corporation's Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100.0 million of the Company's common stock before July 31, 2017. Repurchases under either authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternate and general market and business conditions. During the quarter ended July 3, 2016, the Company did not repurchase any shares under either program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

Microsemi Corporation	46

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

10.1
Increase Term Joinder, dated as of June 29, 2016, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 30, 2016)

10.2
Amendment No. 1 to Credit Agreement, dated as of June 29, 2016, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 30, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

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
 Dated: August 2, 2016

Microsemi Corporation	48

Exhibit Index

Exhibit Number	Description
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

10.1
Increase Term Joinder, dated as of June 29, 2016, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 30, 2016)

10.2
Amendment No. 1 to Credit Agreement, dated as of June 29, 2016, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 30, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2016††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	49