Form 10-K
period 2016-10-02
MICROSEMI CORP
filed 2016-11-16
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on April 1, 2016 was approximately $4,360,000,000.
The number of outstanding shares of Common Stock on November 4, 2016 was 114,649,086
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended October 2, 2016.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results that the forward-looking statements suggest. You are urged to carefully review the disclosures we make in this report concerning risks and other factors that may affect our business, financial condition, cash flows and results of operations, including those made under the heading "Item 1A. RISK FACTORS" included below in this Annual Report on Form 10-K, as well as in our other reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements are not a guarantee of future performance and should not be regarded as a representation by us or any other person that all of our estimates will necessarily prove correct or that all of our objectives or plans will necessarily be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We do not intend, and undertake no obligation, to update or revise the forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise.

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
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer a comprehensive portfolio of semiconductor and system solutions for aerospace & defense, communications, data center and industrial markets. Products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"), field programmable gate arrays ("FPGAs"), system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; enterprise storage and communication solutions; security technologies; Ethernet solutions; Power-over-Ethernet ("PoE") ICs and midspans; as well as custom design capabilities and services.
The principal end markets that we serve include Aerospace & Defense, Communications, Data Center, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, radar systems, military and commercial satellites and aircraft, and enterprise storage and hyperscale data centers.
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
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 2, 2016 consisted of fifty-three weeks and the fiscal years ended on September 27, 2015, and September 28, 2014 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday generally closest to September 30.
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

Microsemi Corporation	5

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
MARKETS
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Airbus A350 and Airbus A380. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems. Microsemi continues to lead the market for semiconductor sales in this end market.

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•	its Switchtec PFX PCIe switch, providing the industry's highest density, lowest power PCIe switch for data center, communications, defense and industrial applications;

•	a new imaging/video solution for the development of low power and reliable video processing applications;

•
Flashtec NVM Express (NVMe)2032 and NVMe2016 controllers, enabling the world's leading enterprises and data centers to realize the highest performance solid state drives (SSDs) utilizing next-generation NAND technologies;

•
mainstream Flashtec NVM Express (NVMe)2108 eight channel and NVMe2104 four channel controllers, enabling leading enterprises and data centers worldwide to realize cost and power effective high capacity SSDs;

•
its new LiteFast solution, a proprietary lightweight, high-speed, low latency, point-to-point serial communication protocol enabling customers to reduce design-in efforts and time to market with its easy implementation of high-speed serial links leveraging Serializer/Deserializer (SerDes) transceiver blocks within its FPGA without the need for heavy logic utilization, greatly reducing cost and power;

Microsemi Corporation	6

•
PDS-EM-8100 PoE 2.5 Gbps Multiplexer, the first device of its kind, enabling installations of new 802.11ac access points with 2.5 Gbps rates without the need to replace the Ethernet switch with a 2.5G NBASE-T interface;

•
a new addition to its imaging/video solution supporting the popular Mobile Industry Processor Interface (MIPI) camera serial interface (CSI-2) which enables customers to use the company's low power, highly secure IGLOO™2 field FPGA and SmartFusion™2 SoC FPGA capabilities in CSI-2-based camera systems;

•
new thermally improved Chip Scale Atomic Clock (CSAC) components with full operating and storage temperature which offer the lowest power holdover atomic clock technology without compromising size, weight and power (SWaP) while operating at a wide temperature range; and

•
miTimePLL™, a new family of network synchronization phase-locked loops (PLLs) for Synchronous Ethernet (SyncE), IEEE 1588 and optical transport network (OTN) which have one third the jitter and half the footprint of current devices, which, in combination with the company's new miTimePLL technology, is specifically designed to address the demands of phase alignment performance required by networks such as wireless infrastructure.

Sales
Net sales were $1.65 billion, $1.25 billion and $1.14 billion in 2016, 2015 and 2014, respectively. Net sales by originating geographic area and end market are disclosed in Note 14 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, "International operations and sales expose us to material risks and may increase the volatility of our operating results," which information is incorporated herein by reference. A discussion of results of operations may be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
ACQUISITIONS AND DIVESTITURES
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
Microsemi’s acquisition strategy focuses on combining our technical talent, product portfolios and roadmaps with those companies that allow us to leverage customer synergies, expand design capabilities and increase market share with key customers in the Aerospace & Defense, Communications, Data Center and Industrial markets. Our customer base benefits from access to a broader portfolio of cutting-edge solutions from a single source, while adding greater scale and efficiencies to our business model. Acquisitions are an important component of Microsemi’s growth strategy and the Company will continue to evaluate acquisitions that support its objectives.
On January 15, 2016, we acquired all outstanding shares of PMC-Sierra, Inc. (“PMC”). The acquisition has provided Microsemi with a leading position in high performance and scalable storage solutions, while also adding a complementary portfolio of high-value communications products.
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

Microsemi Corporation	7

MANUFACTURING AND SUPPLIERS
We rely on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. Over the last three years, at least 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect this percentage may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations. By subcontracting manufacturing, we focus resources on design and test applications where we believe we have greater competitive advantages. This strategy also avoids high capital costs associated with owning and operating semiconductor wafer fabrication facilities. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our dependence on independent foundry subcontractors.
Many of our manufacturing and processing operations are controlled in accordance with aerospace, defense and other rigid commercial and industrial specifications. At our facilities with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and international suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our dependence on independent suppliers.
Processed silicon wafers are separated into individual dice that are then assembled in packages and tested in accordance with our test procedures. A major portion of our semiconductor manufacturing effort takes place after the semiconductor is assembled. Parts are tested a number of times, visually screened and environmentally subjected to shock, vibration, burn-in and electrical tests in order to prove and assure reliability. As noted above, certain subcontract suppliers provide packaging and testing for our products necessary to deliver finished products. We pay those suppliers for assembled or fully-tested products meeting predetermined specifications.
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
We spent $309.1 million, $200.3 million and $192.0 million in 2016, 2015 and 2014 respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing and synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.

Microsemi Corporation	8

PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2016, 2015 or 2014 net sales.
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
Please see the information set forth under the subheading "Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete," within “Risk Factors” under Item 1A of this Annual Report on Form 10-K.
SALES TO THE U.S. GOVERNMENT
Approximately 30% of total net sales in 2016 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to U.S. government agencies or to subcontractors whose material sales are to U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the October 2013 shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.

Microsemi Corporation	9

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
From time to time, we have experienced declining defense-related sales, primarily as a result of contract award delays and reduced security and defense program funding. We may be unable to adequately forecast or respond to the timing of and changes to demand for defense-related products. In the past, defense-related spending on programs we participate in has increased at a rate that has been slower than expected, been delayed or declined. Our prospects for additional defense related sales may be adversely affected in a material manner by numerous events or actions outside our control.
COMPETITIVE CONDITIONS
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current competitors are Altera Corporation; Analog Devices, Inc.; Broadcom Limited; Integrated Device Technology, Inc.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Texas Instruments, Inc.; and Xilinx, Inc. Several of these companies are larger than we are and have greater financial and other resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. In addition, the semiconductor industry has experienced, and may continue to experience, significant consolidation, which may permit some of our competitors to benefit from economies of scale, provide more comprehensive product portfolios or increase the size of their serviceable markets. Consolidation among our competitors may erode our market share and adversely impact our capacity to compete. We expect intensified competition from existing and consolidated competitors as well as new entrants into our markets. To the extent we are not able to compete successfully in the future, our financial condition, operating results or cash flows could be harmed.
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
SEASONALITY
Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and holiday demand that tends to increase net sales in the Communications and Data Center end markets during our fiscal first and fourth quarters.
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

Microsemi Corporation	10

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
EMPLOYEES
At the end of 2016, we employed approximately 2,000 persons domestically and 2,400 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

Microsemi Corporation	11

In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our financial condition, cash flows, results of operations and stock price may be materially and adversely affected.
Our leverage and provisions in our credit facility and indenture for our senior unsecured notes could adversely affect our consolidated financial position and our ability to operate our business.
Our credit facilities require that we comply with financial and restrictive covenants. Although we are currently in compliance with these covenants, unexpected downturns in our business may trigger certain covenants that increase our cost of borrowing, decrease the amounts available under our credit facilities, or both. The current amount outstanding on our credit facilities and the outstanding principal amount of our senior unsecured notes each exceed our current cash and cash equivalents balance, and we may incur additional debt in the future. Some of the risks associated with our leverage include the following:

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

Microsemi Corporation	12

Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations.
Recent domestic and global economic conditions have presented unprecedented and challenging conditions reflecting continued concerns about the availability and cost of credit, downgrades and continued negative pressure on sovereign credit ratings, the mortgage market, volatile real estate values, volatility in energy costs, decreased consumer confidence and spending and added concerns fueled by the federal government's interventions in the financial and credit markets. These conditions have contributed to instability in both the domestic and international capital and credit markets, potentially increased the cost of credit and diminished expectations for the global economy. In addition, these conditions make it extremely difficult for our customers to accurately forecast and plan future business activities and could cause businesses to slow spending on our products, which could cause our sales to decrease or result in an extension of our sales cycles. Due to these conditions, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our cash flows would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. If signs of improvement in the global economy do not progress as expected and economic conditions worsen, our financial condition, cash flows, and results of operations could be materially and adversely affected.
International operations and sales expose us to material risks and may increase the volatility of our operating results.
Net sales to international markets represent a significant portion of total net sales and totaled 62% in 2016. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Macau, Malaysia, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the recent vote by the United Kingdom to leave the European Union;

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including sanctions and the suspension of export licenses;

•	compliance with and changes in import/export regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	work stoppages or disruption of local labor supply;

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

Microsemi Corporation	13

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
If political, military, transportation, health or other issues in foreign countries result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending, or directly impact Microsemi's marketing, manufacturing, financial and logistics functions, our consolidated results of operations and financial condition could be materially adversely affected. In addition, the laws of certain foreign countries may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products, which could result in a material adverse effect on our financial condition, cash flows and results of operations may be greater in those foreign countries.
Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents evolves as new patents are issued and older patents expire and the expiration of patents could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation to maintain confidentiality with respect to our products. Despite these efforts, we cannot guarantee that these parties will maintain the confidentiality of our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies that are similar to or better than ours.

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to use the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all. Although some of our suppliers have agreed to

Microsemi Corporation	14

indemnify us against certain intellectual property infringement claims or other losses relating to their products, these contractual indemnification rights may not cover the full extent of losses we incur as a result of these suppliers’ products.

Patent disputes in the semiconductor industry between industry participants are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement. Patent disputes brought by non-practicing entities (patent holders who do not manufacture products but only seek to monetize patent rights) cannot be settled through cross-licensing and cannot be avoided through cross-licensing with industry practitioners. We may therefore be more exposed to third party claims than some of our larger competitors and customers.

Customers may make claims against us in connection with infringement claims made against them that are alleged to relate to our products or components included in our products, even where we obtain the components from a supplier. In such cases, we may incur monetary losses due to cost of defense, settlement or damage award and non-monetary losses as a result of diverting valuable internal resources to litigation support. To the extent that claims against us or our customers relate to third party intellectual property integrated into our products, there is no assurance that we will be fully indemnified by our suppliers against any losses.

Furthermore, we may initiate claims or litigation against third parties for infringing our proprietary rights or to establish the validity of our proprietary rights. This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation’s outcome.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, we are required to maintain compliance with government regulations, particularly for our facilities and products that service the defense markets. Maintaining compliance with these regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, requires we devote resources to matters including training, personnel, information technology and facilities. Failure to maintain compliance may result in the loss of certifications and fines and penalties that may materially and adversely affect our operating results.
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

Microsemi Corporation	15

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
We utilize channel partners over which we have limited control for product distribution.
We generate a portion of our sales through third-party distribution and reseller agreements. Transitions from different channel partners could result in temporary or permanent loss of revenue, especially if we cannot establish an alternative channel partner or if we are unable to service the related end customers directly. Further, distributor agreements may require us to repurchase unsold inventory held by the distributor should we or the distributor terminate the distribution agreement. While we maintain a reserve for estimated returns, if actual returns exceed estimated returns, there may be an adverse effect on our results of operations and financial condition. Our channel partners are located around the world and are of various sizes and financial profiles. Lower sales or earnings, access to capital markets, relationships with other vendors and customers, ratings downgrades or higher interest rates could potentially affect the operations of our channel partners, which could materially and adversely affect our financial condition, cash flows, and results of operations.
The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.
Relevant portions of the semiconductor industry, and the facilities that serve or supply this industry, tend to be concentrated in certain areas of the world. Events such as natural disasters and related disruptions, epidemics and health advisories like those related to Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 Virus, Ebola or Zika viruses, flooding, drought, earthquakes, tsunamis, power outages and infrastructure disruptions, and terrorism, civil unrest and political instability in those areas, have from time to time in the past, and may again in the future, adversely affect the semiconductor industry. In particular, events such as these could adversely impact our ability to manufacture or deliver our products and result in increased costs and a loss of revenue. Similarly, a localized risk affecting our employees or the staff of our suppliers could impair the total volume of products that we are able to manufacture, which could adversely affect our financial condition, cash flows, and results of operations.
In 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. Production capabilities at these other facilities compensated for the loss of production in the flooded facilities in Thailand and we believe we recovered from this event as of the end of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other future natural disasters, could materially and adversely affect our financial condition, cash flows, and results of operations.

Microsemi Corporation	16

We are dependent on third parties for key functions including foundries for wafer supplies, subcontractors for assembly, test and packaging services and vendors for logistics, and problems at these third parties could adversely affect our business, financial condition, cash flows and results of operations.
We depend on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. Over the last three years, at least 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect these percentages may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations.
Our wafer designs requirements are increasing in technological complexity and in order to meet our designs specifications, our foundry partners must expend resources for capital equipment and develop or improve manufacturing processes. Our foundry partners' inability or unwillingness to expend these resources could adversely affect our business, financial condition, cash flows and results of operations. The assembly, testing and packaging of our products is performed by a limited group of subcontractors. Disruption or termination of any of these subcontractors could occur and such disruptions or terminations could materially and adversely affect our financial condition, cash flows, and results of operations.
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
Both our customers and we are subject to laws, regulations and similar requirements, changes to which may adversely affect our business, financial condition, cash flows and results of operations.
Both our customers and we are subject to laws, regulations and similar requirements that affect our business, financial condition, cash flows and results of operations, including, but not limited to, the areas of commerce, import and export control (especially related to products in our Aerospace & Defense end market), financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business, financial condition, cash flows and results of operations. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our financial condition, cash flows, and results of operations.

Microsemi Corporation	17

Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we may not be directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect our financial condition, cash flows, and results of operations.
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
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal and Canadian income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our consolidated financial position, results of operations or cash flows. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in available credits and incentives, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially and adversely affect our financial condition, cash flows, and results of operations.
We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.
Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, repurchases of our common stock and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could materially and adversely affect our financial condition, cash flows, and results of operations.

Microsemi Corporation	18

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
We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with regulatory agencies or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve our projected longer-range savings.
We may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. Possible adverse consequences from current and future consolidation or disposition activities may include a loss of revenues and various accounting charges such as for workforce reduction, including severance and other termination benefits and for excess facilities, including lease termination fees, future contractual commitments to pay lease charges, facility and environmental remediation costs and moving costs to remove property and equipment from facilities. We may also be adversely impacted from inventory buildup in preparation for the transition of manufacturing, disposition costs, impairments of goodwill and other intangible assets, contract termination costs, a possible immediate loss of revenues and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to consolidate our business into a smaller number of facilities. Our plans to minimize or eliminate any loss of revenues during consolidation may not be achieved.
Failure to manage consolidation of operations effectively could adversely affect our margins and earnings.
Our ability to successfully offer and sell our products requires effective planning and management processes. Our consolidations and realignments of operations, and expected future growth, may place a significant strain on our

Microsemi Corporation	19

management systems and resources, including our financial and managerial controls, reporting systems, procedures and information technology. In addition, we will need to continue to train and manage our workforce worldwide. Any unmet challenges in that regard could materially and adversely affect our financial condition, cash flows, and results of operations.
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
Additionally, our ability to compete within our industry will depend on our ability to identify and ensure compliance with constantly evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major manufacturers. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards, it could materially and adversely affect our financial condition, cash flows, and results of operations.
We must commit resources to research and development, design, and production prior to receipt of purchase commitments and could lose some or all of the associated investment.
We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, we must commit resources to the research, design and production of products without any advance purchase commitments from customers. Any inability to sell a product after we devote significant resources to it could materially and adversely affect our financial condition, cash flows, and results of operations.
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
We may incur unanticipated costs as we scale our manufacturing capacity to meet expected changes in customer demand. During periods of anticipated increases in customer demand, we may determine our business will require increased manufacturing capacity on our part and on the part of certain outside foundries, assembly shops, or testing facilities for some of our integrated circuit products or other products. Expansion activities are subject to a number of risks, including:

•	unavailability or late delivery of the advanced, and often customized, equipment used in the production of our specialized products;

•	availability of qualified manufacturing personnel;

Microsemi Corporation	20

•	delays in bringing new production equipment on-line;

•	delays in supplying satisfactory designs or products to our existing customers;

•	unforeseen environmental, engineering or manufacturing qualification problems relating to existing or new facilities; and

•	overexpansion may result in unfavorable manufacturing variances, restructuring costs and impairments.
These and other risks may affect the ultimate cost and timing of any expansion of our capacity.
Downturns in the highly cyclical semiconductor industry have in the past adversely affected our operating results, cash flows and the value of our business, and may continue to do so in the future.
The semiconductor industry is highly cyclical and is characterized by constant technological change, rapid product obsolescence and price erosion, short product life-cycles, consolidations of customers, and fluctuations in product supply and demand. During recent years we, as well as many others in our industry, have experienced significant declines in the pricing of, as well as demand for, products during the "down" portions of these cycles, which have sometimes been severe and prolonged. We have also noted consolidations of customers, particularly our distributors, which may adversely affect our pricing leverage or ability to maintain sufficient distributor channel inventory to meet end customer demand. In the future, these downturns may prove to be as, or possibly even more, severe than past ones. Our ability to sell our products depends, in part, on continued demand in each of our diverse end markets. Each of these end markets has, in the past, experienced reductions in demand, and current and future downturns in any of these markets may materially and adversely affect our financial condition, cash flows, and results of operations.
The semiconductor business is subject to downward price pressure.
The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the "dot-com" collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, recent unfavorable economic conditions have resulted in a tightening of the credit markets. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, we may experience a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may harm our competitive position and materially and adversely affect our financial condition, cash flows, and results of operations.
The semiconductor industry is highly competitive.
The semiconductor industry, including the areas in which we do business, is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Altera Corporation; Analog Devices, Inc.; Broadcom Limited; Integrated Device Technology, Inc.; M/A COM Technology Solutions Inc.; Maxim Integrated Products, Inc.; Semtech Corp.; Silicon Laboratories, Inc.; Skyworks Solutions, Inc.; Texas Instruments, Inc.; and Xilinx, Inc. Several of these companies are larger than we are and have greater resources than we have and may therefore be better able than we are to penetrate new markets, pursue acquisition candidates, and withstand adverse economic or market conditions. In addition, the semiconductor industry has experienced, and may continue to experience, significant consolidation, which may permit some of our competitors to benefit from economies of scale, provide more comprehensive product portfolios or increase the size of their serviceable markets. Consolidation among our competitors may erode our market share and adversely impact our capacity to compete. We expect intensified competition from existing and consolidated competitors as well as new entrants into our markets. To the extent we are not able to compete successfully in the future, competitive conditions may materially and adversely affect our financial condition, cash flows, and results of operations.

Microsemi Corporation	21

Compound semiconductor products may not successfully compete with silicon-based products.
Our choice of technologies for development and future implementation may not reflect future market demand. The production of gallium arsenide (GaAs), indium gallium phosphide (InGaP), indium gallium arsenide phosphide (InGaAsP) SiGe or SiC ICs is more costly than the production of silicon circuits, and we believe it will continue to be more costly in the future. The costs differ because of higher costs of raw materials, lower production yields and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used in process technologies for integrated circuits, and these technologies continue to improve in performance. As a result, we must offer compound semiconductor products that provide vastly superior performance to that of silicon for specific applications in order for our products to be competitive with silicon products. If we do not offer compound semiconductor products that provide sufficiently superior performance to offset the cost differential and otherwise successfully compete with silicon-based products, our financial condition, cash flows, and results of operations may be materially and adversely affected.
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
Our ability to fulfill our customers' demand for our products is and will continue to be dependent in part on our order volumes and long lead times with regards to our manufacturing and testing of certain high-reliability products. The lead time for manufacturing and testing of high-reliability products can be many months. In response to current demand, we have recently increased our capital expenditures for production equipment as well as increased expenses for personnel at certain manufacturing locations. We may have delays or other difficulties in regards to increasing our production and in hiring and retaining qualified personnel. In addition, we have raised prices on certain products, primarily in our Aerospace & Defense and Industrial end markets. Manufacturing delays and price increases may result in our customers reducing their purchase levels with us and/or seeking alternative solutions to meet their demand. In addition, the current demand may not continue in the future. Decreased sales as a result of a loss of one or more significant customers could materially and adversely impact our financial condition, cash flows, and results of operations.
Unfavorable or uncertain conditions in certain markets our original equipment manufacturer customers address may cause fluctuations in our rate of revenue growth or financial results.
Demand for our products is dependent on demand for our customers' products. Markets for our customers' product may not develop in the manner or in the time periods our customers anticipate. If domestic and global economic conditions worsen, overall spending may be reduced or shifted to products other than those made by our customers, which would adversely impact demand for products in these markets. Reduced sales by our customers will adversely impact demand by our customers for our products and could also slow new product introductions by our customers and by us. Lower net sales of our products would have an adverse effect on our financial condition, cash flows, and results of operations could be materially and adversely affected.
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

Microsemi Corporation	22

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
Because a large portion of our costs of manufacturing is relatively fixed and average selling prices for our products tend to decline over time, it is critical for us to improve the number of shippable circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, our process technologies have primarily utilized standard silicon semiconductor manufacturing equipment, and production yields of compound integrated circuits have been relatively low compared with silicon circuit devices. We may be unable to continue to improve yields in the future, and we may suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our financial condition, cash flows, and results of operations could be materially and adversely affected.
Some of our facilities and the facilities of our suppliers and customers are located near major earthquake fault lines.
Our headquarters, our major operating facilities, and certain other critical business operations and customers are located near known major earthquake fault lines. We may not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur in the event of a major earthquake and any losses or damages incurred by us could have a material and adverse effect on financial condition, cash flows, and results of operations.
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

Microsemi Corporation	23

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position.
Our manufacturing operations, and the outside manufacturing operations that we use increasingly, in some instances, depend upon obtaining a governmental qualification of the manufacturing process, and in all instances, adequate supplies of materials including wafers, parts and equipment (including silicon, mold compounds and lead frames) on a timely basis from third parties. Some of the outside manufacturing operations we use are based in foreign countries. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. In addition, if signs of improvement in the global economy do not progress as expected and global economic conditions worsen, our suppliers may cease operations or be unable to obtain capital at adequate or historical levels to finance their ongoing businesses and operations, which could impair their ability to continue to supply us. If alternate suppliers for these materials, parts and equipment are not available, our operations could be interrupted, which would have a material and adverse effect on our operating results, financial condition and cash flows.
Fixed costs may reduce operating results if our sales fall below expectations.
Our expense levels are based, in part, on our expectations for future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed at our manufacturing facilities. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results. This challenge could be made even more difficult if lead times between orders and shipments are shortening.
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
We may be subject to product liability claims with respect to our products. Our product liability insurance coverage may be insufficient to pay all such claims. In addition, product liability insurance may become too costly for us to maintain or may become completely unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance, which would materially and adversely affect our financial condition, cash flows, and results of operations could be materially and adversely affected.
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

Microsemi Corporation	24

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
We are and have been involved in various litigation matters, including from time to time, litigation relating to employment matters, commercial transactions, intellectual property matters, contracts, environmental matters and matters related to compliance with governmental regulations. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses incurred in connection with a legal claim or proceeding, could have a material and adverse effect on our financial condition, cash flows, and results of operations.
Our future success depends, in part, upon our ability to continue to attract and retain the services of our executive officers, other key management or technical personnel.
We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between September 27, 2015 and October 2, 2016, the market sale price of our common stock ranged between a low of $28.91 and a high of $42.19. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	25

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
Critical accounting policies and estimates have a material effect on our calculations and estimations of amounts in our financial statements. Our operating results and balance sheets may be adversely affected either to the extent that actual results prove to be materially lower than previous accounting estimates or to the extent that accounting estimates are revised adversely. We base our critical accounting policies, including our policies regarding revenue recognition, reserves for returns, rebates, price protections, and bad debt and inventory valuation, on various estimates and subjective judgments we may make from time to time. The judgments made can significantly affect net income and our balance sheets. We are required to make significant judgments concerning inventory, and whether it becomes obsolete or excess, and concerning impairments of long-lived assets and of goodwill. Our judgments, estimates and assumptions are subject to change at any time. In addition, our accounting policies may change at any time as a result of changes in generally accepted accounting principles as they apply to us or changes in other circumstances affecting us. Changes in accounting policy have affected and could further affect, in each case materially and adversely, our financial position and results of operations.
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
We invest cash balances in excess of working capital requirements primarily in money market funds. At times, we have also entered into interest rate swap and foreign currency forward contracts. While all of our investments to date are highly rated and we believe our counterparties to be highly rated, current credit market disruptions may adversely affect the value and liquidity of these investments and may affect the ability of our counterparties to fulfill their contractual obligations.

Microsemi Corporation	26

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Microsemi Corporation	27

ITEM 2.	PROPERTIES

We are headquartered in Aliso Viejo, California. We conduct engineering, research and development, sales and administration activities at our principal owned and leased facilities. We also conduct manufacturing at the locations denoted with an asterisk. A list of locations of these facilities is as follows:

California	Massachusetts	Canada	India
Aliso Viejo	Beverly*	Burnaby	Bangalore
Camarillo	Lawrence*	Montreal	Hyderabad
Cupertino	Lowell*	Ottawa
Garden Grove*			Ennis, Ireland*
Roseville	Oregon	China
San Diego	Bend*	Macau SAR	Hod Hasharon, Israel
San Jose*		Shanghai*
Santa Clara*	Pennsylvania	Shenzhen	Penang, Malaysia
Santa Rosa*	Reading
Sunnyvale	Allentown	Herlev, Denmark	Philippines
Cabuyao*
Colorado	Texas	Bruges, France*	Manila*
Boulder	Austin
	Houston		Caldicot, United Kingdom*
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

Fiscal Year ended October 2, 2016	High	Low
1st Quarter	$39.56	$30.76
2nd Quarter	$39.16	$28.91
3rd Quarter	$38.54	$29.68
4th Quarter	$42.19	$30.68

Fiscal Year ended September 27, 2015	High	Low
1st Quarter	$29.26	$20.61
2nd Quarter	$37.41	$25.36
3rd Quarter	$37.18	$32.05
4th Quarter	$36.53	$28.24

Possible Volatility of Stock Prices
The market prices of securities issued by technology companies, including ours, have been and will continue to be volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often not necessarily been related to their respective operating performances. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in or out of the industry, economic conditions, events involving war or terrorism, and other events or factors may have a significant impact (positive or negative) on the market price of our Common Stock.

(b)	Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 4, 2016)
Common Stock, $0.20 Par Value	994

The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

(c)	Dividends
We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that may limit the amount of cash dividends we may pay.

(d)	Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the five-year period ended October 2, 2016 to the total returns of 1) the "NASDAQ Composite Total Return" and 2) the "NASDAQ US Benchmark Electronics Components & Equipment". This comparison assumes in each case that $100 was invested at the close of market on September 30, 2011, the last trading day immediately preceding the Company's fifth preceding

Microsemi Corporation	29

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

Microsemi Corporation	30

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on October 2, 2016
	(Amounts in millions, except per share data)
	2016	2015	2014	2013	2012
Selected Consolidated Income Statement Data:
Net sales	$1,655.0	$1,245.6	$1,138.3	$975.9	$1,012.5
Gross profit	$937.1	$684.3	$611.5	$557.2	$552.6
Operating income	$53.7	$122.6	$54.2	$89.4	$58.3
Net (loss) income	$(32.6)	$84.6	$23.1	$43.7	$(29.7)
Earnings (loss) per share:
Basic	$(0.31)	$0.90	$0.25	$0.49	$(0.35)
Diluted	$(0.31)	$0.88	$0.24	$0.48	$(0.35)
Weighted-average shares outstanding
Basic	107.0	94.2	92.9	89.5	85.8
Diluted	107.0	95.9	94.5	91.3	85.8
Selected Consolidated Balance Sheet Data:
Working capital	$415.3	$508.8	$457.4	$489.4	$404.9
Total assets	$4,423.0	$2,432.0	$2,056.4	$1,912.7	$1,934.6
Long-term liabilities	$2,374.5	$1,023.2	$779.6	$747.4	$850.2
Stockholders’ equity	$1,728.9	$1,207.2	$1,115.6	$1,032.2	$928.0

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
OVERVIEW
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer a comprehensive portfolio of semiconductor and system solutions for aerospace & defense, communications, data center and industrial markets. Products include high-performance and radiation-hardened analog mixed-signal integrated circuits ("ICs"), field programmable gate arrays ("FPGAs"), system on chip solutions ("SoCs") and application-specific integrated circuits ("ASICs"); power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; radio frequency ("RF") solutions; discrete components; enterprise storage and communication solutions; security technologies; Ethernet solutions; Power-over-Ethernet ("PoE") ICs and midspans; as well as custom design capabilities and services.

Microsemi Corporation	31

The principal end markets that we serve include Aerospace & Defense, Communications, Data Center, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, radar systems, military and commercial satellites and aircraft, and enterprise storage and hyperscale data centers.
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
Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	2016	2015	2016 vs 2015 $	2016 vs 2015%	2014	2015 vs 2014 $	2015 vs 2014%
Net sales	$1,655.0	$1,245.6	$409.4	32.9%	$1,138.3	$107.3	9.4%
Gross profit	$937.1	$684.3	$252.8	36.9%	$611.5	$72.8	11.9%
Gross margin	56.6%	54.9%	1.7%		53.7%	1.2%
As discussed further in "Results of Operations", we recorded net sales increase in 2016 as compared to 2015. On November 10, 2016, we announced we expect our consolidated net sales for the first quarter of 2017 to be between $428 million and $442 million. Net sales increased $409.4 million or 32.9%, to $1.65 billion for 2016 from $1.25 billion for 2015. Net sales related to products from the acquisition of PMC, which occurred in the second quarter of 2016, contributed approximately 20% to 25% of net sales for 2016, with sales in the Communications and Data Center end markets. Net sales increased $107.3 million or 9.4% between 2015 and 2014, from $1.14 billion for 2014. Net sales related to products from the acquisition of Vitesse Semiconductor Corporation ("Vitesse") contributed approximately 3% of net sales for 2015, primarily in the Communications end market.
Gross profit increased $252.8 million between 2016 and 2015, to $937.1 million (56.6% of sales) for 2016 from $684.3 million (54.9% of sales) for 2015 and increased $72.8 million between 2015 and 2014, from $611.5 million (53.7% of sales) for 2014. During 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. During 2015 and 2014, we recorded expense from manufacturing profit in acquired inventory of $22.0 million, primarily related to our acquisition of Vitesse and $16.7 million related to our acquisition of Symmetricom, Inc. ("Symmetricom"), respectively. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns. During 2014, our evaluation led us to selectively exit product offerings we believe would continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe for many of these products, market dynamics dictate price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.

Microsemi Corporation	32

As discussed further in "Results of Operations", during 2016, we recorded net provisions for employee severance of $52.0 million, net provisions for contract termination costs of $4.8 million and net provisions for other associated costs for restructuring of $4.0 million.
For 2016 and 2015, we recorded an income tax provision of $7.2 million and $12.3 million, respectively. The difference in our effective tax rates from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and tax credits. Our tax provision for the twelve months ended October 2, 2016 was the combined calculated tax expenses/benefits for various jurisdictions. During 2016 and 2015, we increased the valuation allowance of $205.9 million and $31.6 million, respectively, which primarily related to increases in net deferred tax assets from current year activity that are not realizable and a net increase due to acquired deferred tax assets net of liabilities. During 2016, the increase was partially offset by a change in the expected realizability of certain deferred tax assets that previously had a full valuation allowance.
Uncertain macroeconomic conditions worldwide subject us to certain risks (See Part I, Item 1A, Risk Factors, "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations," "Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations," "International operations and sales expose us to material risks and may increase the volatility of our operating results," and "The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated").
Undue reliance should not be placed on our backlog or book-to-bill ratios or changes to these amounts. We determine bookings substantially based on orders that are scheduled for delivery within 12 months. However, lead times for the release of purchase orders depend, in part, upon the scheduling practices of individual customers, and delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can vary significantly from month to month. Customers frequently change their delivery schedules or cancel orders. (See Part I, Item 1A, Risk Factors, "We may not make the sales that are suggested by our order rates, backlog or book-to-bill ratio, and our book-to-bill ratio may be affected by product mix.").
Approximately 30% of total net sales in 2016 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013. (See Part I, Item 1A, Risk Factors, "Reliance on government contracts for a significant portion of our sales could have a material adverse effect on results of operations.").
Markets
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Airbus A350 and Airbus A380. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems. Microsemi continues to lead the market for semiconductor sales in this end market.

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

Microsemi Corporation	33

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•	its Switchtec PFX PCIe switch, providing the industry's highest density, lowest power PCIe switch for data center, communications, defense and industrial applications;

•	a new imaging/video solution for the development of low power and reliable video processing applications;

•
Flashtec NVM Express (NVMe)2032 and NVMe2016 controllers, enabling the world's leading enterprises and data centers to realize the highest performance solid state drives (SSDs) utilizing next-generation NAND technologies;

•
mainstream Flashtec NVM Express (NVMe)2108 eight channel and NVMe2104 four channel controllers, enabling leading enterprises and data centers worldwide to realize cost and power effective high capacity SSDs;

•
its new LiteFast solution, a proprietary lightweight, high-speed, low latency, point-to-point serial communication protocol enabling customers to reduce design-in efforts and time to market with its easy implementation of high-speed serial links leveraging Serializer/Deserializer (SerDes) transceiver blocks within its FPGAs without the need for heavy logic utilization, greatly reducing cost and power;

•
PDS-EM-8100 PoE 2.5 Gbps Multiplexer, the first device of its kind, enabling installations of new 802.11ac access points with 2.5 Gbps rates without the need to replace the Ethernet switch with a 2.5G NBASE-T interface;

•
a new addition to its imaging/video solution supporting the popular Mobile Industry Processor Interface (MIPI) camera serial interface (CSI-2) which enables customers to use the company's low power, highly secure IGLOO™2 field FPGA and SmartFusion™2 SoC FPGA capabilities in CSI-2-based camera systems;

•
new thermally improved Chip Scale Atomic Clock (CSAC) components with full operating and storage temperature which offer the lowest power holdover atomic clock technology without compromising size, weight and power (SWaP) while operating at a wide temperature range; and

•
miTimePLL™, a new family of network synchronization phase-locked loops (PLLs) for Synchronous Ethernet (SyncE), IEEE 1588 and optical transport network (OTN) which have one third the jitter and half the footprint of current devices, which, in combination with the company's new miTimePLL technology, is specifically designed to address the demands of phase alignment performance required by networks such as wireless infrastructure.

Microsemi Corporation	34

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1, "Description of Business and Summary of Significant Accounting Policies" to our consolidated financial statements.
Revenue Recognition, Sales Returns and Allowances
We primarily recognize revenue from customers, including distributors, when title and risk of loss have passed to the customer provided that: 1) evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. For substantially all product sales, revenue is recognized, net of estimated returns and discounts, at the time the product is shipped.
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
We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Actual costs have been within management’s expectations. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs are expected to exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.
Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments and when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of a functionally separate portion of the facility.
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

Microsemi Corporation	35

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

Microsemi Corporation	36

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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2016 and noted no significant factors existed during the fiscal year to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often third party specialists are used to assist in area of valuation requiring complex estimation.
The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
RESULTS OF OPERATIONS
Net sales increased $409.4 million or 32.9%, to $1.65 billion for 2016 from $1.25 billion for 2015. Net sales related to products from the acquisition of PMC, which occurred in the second quarter of 2016, contributed approximately 20% to 25% of net sales for 2016. Net sales increased $107.3 million or 9.4% between 2015 and 2014, from $1.14 billion for 2014. Net sales related to products from the acquisition of Vitesse contributed approximately 3% of net sales for 2015, primarily in the Communications end market.

Microsemi Corporation	37

Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is as follows (amounts in millions):

	2016	2015	2014
Aerospace & Defense	$495.4	$527.2	$472.3
Communications	618.0	439.8	401.0
Data Center	276.9	11.9	6.6
Industrial	264.7	266.7	258.4
Total	$1,655.0	$1,245.6	$1,138.3

Net sales in the Aerospace & Defense end market decreased $31.8 million in 2016 from $527.2 million in 2015 and increased $54.9 million between 2015 and 2014 from $472.3 million in 2014. The decline in 2016 compared to 2015 was primarily attributable to the divestiture in May 2016 of Microsemi LLC - RF Integrated Solutions ("RF LLC") that operated a non-strategic component of a board level systems and packaging business. Absent the impact of this divestiture, sales in this end market would have increased. Though aerospace growth has moderated, our outlook for commercial air remains healthy. We believe we are benefiting from significant content growth on newer aircraft such as the Boeing 787, Airbus A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We see continued strength in commercial air as customers ramp production against strong multiyear backlogs and as our contact in each aircraft grows. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $178.2 million to $618.0 million in 2016 from $439.8 million in 2015 and increased $38.8 million between 2015 and 2014 from $401.0 million in 2014. This end market benefited from products from both the PMC acquisition which we consummated in January 2016 and the Vitesse acquisition which was consummated in April 2015, as well as increased contributions of Ethernet switching, broadband gateway applications, voice circuit, and higher sales of LTE applications. We believe the communications infrastructure market continued its recovery with continued sales growth. We expect long-term growth from our timing products, driven by ongoing strength of our optical transport network products. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in China LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year, we believe our design win activity will enable us to outpace industry growth in this end market.
Net sales in the Data Center end market increased $265.0 million between 2016 and 2015 with net sales of $276.9 million in 2016 and $11.9 million in 2015 and increased $5.3 million between 2015 and 2014 from $6.6 million in 2014. Amounts reported in this end market consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market decreased $2.0 million to $264.7 million in 2016 from $266.7 million in 2015 and increased $8.3 million between 2015 and 2014 from $258.4 million in 2014. This end market was impacted in 2016 by the divestiture of RF LLC in May 2016. Over the last year, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2017 based on the strength of our ultra-low power RF products and several emerging market opportunities such as automotive charging stations in China.

Microsemi Corporation	38

Net sales by geographic area based on a customer's ship-to location are as follows (amounts in millions):

	2016	2015	2014
United States	$628.2	$610.0	$604.4
Europe	222.8	189.8	163.7
Asia	749.2	399.7	338.4
Other	54.8	46.1	31.8
Total	$1,655.0	$1,245.6	$1,138.3

Gross profit increased $252.8 million between 2016 and 2015, to $937.1 million (56.6% of sales) for 2016 from $684.3 million (54.9% of sales) for 2015 and increased $72.8 million between 2015 and 2014, from $611.5 million (53.7% of sales) for 2014. During 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. During 2015 and 2014, we recorded expense from manufacturing profit in acquired inventory of $22.0 million, primarily related to our acquisition of Vitesse and $16.7 million related to our acquisition of Symmetricom. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns. During 2014, our evaluation led us to selectively exit product offerings we believed would continue to lag our overall profitability goals. This resulted in an inventory write-off of $7.9 million. We believe for many of these products, market dynamics dictate price is the primary differentiator rather than our value-added core competencies of power, reliability, security and performance.
Selling, general and administrative ("SG&A") expenses increased $102.9 million between 2016 and 2015 to $352.4 million for 2016 from $249.5 million in 2015 and increased $8.5 million between 2015 and 2014 from $241.0 million in 2014. The increases in SG&A expenses were due to incremental operating expenses attributed to our recent acquisitions and costs associated with our divestiture activities. During 2016, we recorded costs of $31.4 million primarily related to the PMC acquisition and RF LLC divestiture. We also incurred acquisition-related costs of $6.2 million in 2015 and $2.9 million in 2014.
Research and development expense increased $108.8 million between 2016 and 2015 to $309.1 million in 2016 from $200.3 million in 2015 and increased $8.3 million between 2015 and 2014 from $192.0 million in 2014. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing and synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended October 2, 2016 are as follows (amounts in millions):

	2016	2015	2014
Completed technology	$108.7	$50.4	$43.9
Customer relationships	46.5	44.6	45.0
Backlog, trade name and other	6.0	1.5	3.9
	$161.2	$96.5	$92.8
The increases in amortization in 2016 and 2015 was primarily due to acquired intangibles related to our acquisitions of PMC in 2016 and Vitesse in 2015, partially offset by intangible assets that reached their amortizable lives.
Restructuring charges amounted to $60.7 million in 2016 compared to $15.4 million in 2015 and $31.5 million in 2014. The variances relate to the timing and announcement of restructuring activities, primarily related to severance and facility shutdown costs and actions following our acquisitions of PMC in 2016 and Vitesse in 2015.

Microsemi Corporation	39

We periodically evaluate our operations and may make further specific determinations to consolidate, close, sell or divest of additional facilities, operations or product lines, which could be announced at any time. We face major technical challenges in regards to transferring component manufacturing between locations. Before a transfer of manufacturing, we must be finished qualifying the new facility appropriately with government agencies or certain customers. In addition, to mitigate the potential for manufacturing disruptions following a closure, we typically build inventory to support the transition process. While we generally plan to retain revenues and income of those operations by transferring the manufacturing elsewhere within Microsemi's subsidiaries, our plans may change at any time based on reassessment of the alternatives and consequences. While we hope to benefit overall from increased gross margins and increased capacity utilization rates at remaining operations, the remaining operations will need to bear the corporate administrative and overhead costs, which are charges to income that had been allocated to the discontinued business units. Moreover, delays in effecting our consolidations could result in changes in the timing of realized costs savings and in greater than anticipated costs incurred to achieve our projected longer-range savings.
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	2.9	—	0.1	3.0
Provisions	55.4	5.1	4.2	64.7
Reversal of prior provision	(3.4)	(0.3)	(0.2)	(3.9)
Cash expenditures	(32.4)	(2.9)	(0.9)	(36.2)
Other non-cash settlement	(22.9)	(0.5)	(2.9)	(26.3)
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
We recorded net provisions for employee severance of $52.0 million for 2016 of which $45.6 million directly related to the acquisition and integration of PMC. The non-cash settlement of employee severance relates to the acceleration of restricted stock awards in connection with the acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $5.1 million for 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted primarily of sales, engineering and administrative space, as well as manufacturing space. We recorded a $0.3 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded net provisions for other associated costs for restructuring of $4.0 million for 2016, which consisted of facility and equipment impairments and facility relocation costs.
Interest expense, net, was $120.1 million in 2016, $27.3 million in 2015 and $27.8 million in 2014. The increase in interest expense between 2016 and 2015 was primarily due to financing of the PMC acquisition. Between 2015 and 2014, the decrease in interest expense was primarily due to a lower average interest rate on our credit facility, which offset an increase in borrowings related to the Vitesse acquisition.
Other income (expense), net, was $41.0 million in 2016, $1.6 million in 2015 and $(2.5) million in 2014. The increase in other income (expense), net, between 2016 and 2015 was primarily due to the gain from divestitures of $125.5 million, partially offset by the debt extinguishment charges of $76.9 million consisting of $61.3 million we paid in connection with the Credit Agreement (as defined below), $3.0 million we paid in connection with the refinancing of our Term Loan A Facility and Term Loan B facility (each as defined below), and $12.6 million related to prior deferred financing fees we expensed in connection with the termination of our prior senior secured credit agreement and extinguishment of amounts that exited the Term Loan A Facility and Term Loan B Facility syndicate.
We recorded a provision for income taxes of $7.2 million on pretax loss of $25.4 million in 2016 compared to a provision for income taxes of $12.3 million and $0.8 million on pre-tax income of $96.9 million and $23.9 million in 2015 and 2014, respectively. For each of these years, the provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets, and release of valuation allowance due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in

Microsemi Corporation	40

2016 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2016 and 2015, we increased the valuation allowance by $205.9 million and $31.6 million, respectively, which primarily related to increases in net deferred tax assets from current year activity that are not realizable and a net increase due to acquired deferred tax assets net of liabilities. During 2016, the increase was partially offset by a change in the expected realizability of certain deferred tax assets that previously had a full valuation allowance.
CAPITAL RESOURCES AND LIQUIDITY
We had $189.5 million and $256.4 million in cash and cash equivalents at October 2, 2016 and September 27, 2015, respectively, and financed our operations with cash generated from operations. We believe through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents of $135.9 million at October 2, 2016, and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities increased $5.3 million to $274.6 million in 2016 from $269.3 million in 2015. During 2016, 2015 and 2014, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $36.2 million, $19.5 million and $25.2 million, respectively and net increase in working capital accounts between 2016 and 2015 due primarily to the PMC acquisition.
A summary of net cash provided by operating activities in 2016, 2015 and 2014 is as follows (amounts in millions):

	2016	2015	2014
Net (loss) income	$(32.6)	$84.6	$23.1
Depreciation	46.1	36.2	32.9
Amortization	161.2	96.5	92.8
Change in allowance for doubtful accounts	0.7	(0.2)	0.1
Amortization of deferred financing cost	33.1	1.6	1.3
Gain on divestiture	(125.5)	—	—
(Gain) loss on disposition or impairment of assets	1.6	(1.1)	9.8
Deferred income taxes	(32.6)	(8.0)	(21.5)
Valuation allowance on deferred income taxes	35.3	13.3	17.6
Charge for stock-based compensation	101.1	49.8	43.9
Net change in working capital accounts	(5.7)	6.6	5.7
Net change in other long term assets and liabilities	91.9	(10.0)	1.0
Net cash provided by operating activities	$274.6	$269.3	$206.7

Net cash used in investing activities was $1.41 billion in 2016 compared to $403.2 million in 2015 and $336.0 million in 2014. Net cash used in investing activities in 2016 consisted of $48.8 million in purchases of property and equipment and net cash consideration of $1.69 billion for the acquisition of PMC, partially offset by $0.4 million of proceeds from the sales of short term investments and $321.0 million of proceeds from divestitures. Net cash used in investing activities in 2015 consisted of $44.1 million in purchases of property and equipment and net cash consideration of $363.9 million for the acquisition of Vitesse, partially offset by $0.6 million of proceeds from the sales of short term investments. Net cash used in investing activities in 2014 consisted of $39.4 million in purchases of property and equipment and net cash consideration of $337.6 million for the acquisitions of Symmetricom, Centellax, Inc. and Mingoa Ltd., partially offset by $41.0 million of proceeds from the sales of short term investments.

Microsemi Corporation	41

Net cash provided by financing activities was $1.07 billion in 2016, $228.1 million in 2015 and $35.1 million in 2014. Net cash provided by financing activities in 2016 consisted of $5.1 million in proceeds from stock awards and borrowings under our Credit Agreement of $3.49 billion, partially offset by principal repayments of $1.13 billion on our credit facility, $53.8 million in credit facility issuance costs, $42.4 million in stock settled tax withholdings and $1.20 billion for debt extinguishment recorded in conjunction with Amendment No. 1 to our Credit Agreement. Net cash provided by financing activities in 2015 primarily consisted of $47.6 million in proceeds from stock awards, and borrowings under our Credit Agreement of $425.0 million, partially offset by principal prepayments of the credit facility of $142.7 million, $18.1 million in stock settled tax withholdings, $8.7 million in credit facility issuance costs, and $75.0 million for the repurchase of common stock. Net cash provided financing activities in 2014 primarily consisted of $19.1 million in proceeds from stock awards and borrowings under our Credit Agreement of $289.5 million, partially offset by $1.5 million in credit facility issuance costs, $1.5 million in stock settled tax withholdings, debt extinguishment of $89.5 million recorded in conjunction with Amendment No. 5 to our Credit Agreement, $3.0 million payment to terminate a capital lease and principal prepayments on the credit facility of $178.0 million.
Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (as amended, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the "Lenders"). The Lenders provided $2.5 billion senior secured first lien credit facilities (collectively, as amended, the "Credit Facilities"), consisting of a term A loan facility (as amended, the "Term Loan A Facility") in an aggregate principal amount of $450.0 million, a term B loan facility (as amended, the "Term Loan B Facility") in an aggregate principal amount of $1.7 billion and a revolving credit facility (the "Revolving Facility") with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
Refinancing of Credit Agreement
On June 29, 2016, we entered into an Increase Term Joinder to the Credit Agreement with respect to an incremental Term Loan A Facility in an aggregate principal amount of $364.3 million under our existing Credit Agreement. We used the total proceeds to pay down a portion of our Term Loan B Facility. In addition, on June 29, 2016, we entered into Amendment No. 1 to our existing Credit Agreement (together with the Increase Term Joinder, the "First Amendment"). The First Amendment provided for, among other things, (i) new pricing terms for the outstanding Term B Loan Facility in the aggregate original principal amount, (ii) certain modifications to the repricing event prepayment provisions and (iii) certain other modifications to facilitate restructuring of our subsidiaries.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. The margin for borrowings under the Term Loan A Facility and Revolving Facility vary depending upon our consolidated net leverage ratio. At October 2, 2016, all principal amounts outstanding were Eurodollar Rate loans and interest rate information were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$275.0	3.50%	1.25%	2.25%	—%	2.77%
Term A loan	$798.5	3.50%	1.25%	2.25%	—%	2.77%
Term B loan	$699.7	3.50%	2.00%	3.00%	0.75%	3.75%
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
Subject to certain customary exceptions, all of our obligations under the Credit Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries whose assets or revenues exceed 5% of the consolidated assets or revenues, as the case may be, of Microsemi and its subsidiaries (the "Guarantors"). Other domestic subsidiaries will be required to become a Guarantor to the extent

Microsemi Corporation	42

that domestic subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 15% of the consolidated assets and more than 15% of the consolidated gross revenues of Microsemi.
The obligations under the Credit Facilities are our and the Guarantors’ senior secured obligations collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions (collectively, the "Collateral").
The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the amended principal amount for the first two years following the closing date and 2.5% of the amended principal amount for the remaining term. The Term Loan B Facility matures on January 15, 2023. The Term Loan B Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement) to repay the Term Loan B Facility. The first ECF application date will be measured as of the end of fiscal year 2017 and the ECF percentage is expected to be 50% if the consolidated net leverage ratio as of the last day of the fiscal year is greater than 3.00 to 1.00, 25% if the consolidated net leverage ratio as of the last day of the fiscal year is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% otherwise.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of October 2, 2016.
Senior Unsecured Notes
On January 15, 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors (the "Note Guarantors"), and U.S. Bank National Association, as trustee (the "Indenture").
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to this date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
The Notes are our general senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured obligations, are senior in right of payment to all of our future subordinated indebtedness, if any, are structurally subordinated to all of our existing and future obligations, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Notes and are effectively subordinated in right of payment to all of our senior secured indebtedness (including our obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our subsidiaries that guarantee the Credit Agreement. Each guarantee of the Notes is the general senior unsecured obligation of the Note Guarantors and is effectively subordinated to the senior secured obligations of the Note Guarantors (including the Note Guarantors’ obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations, are equal in right of payment to all existing and future unsecured obligations of the Note Guarantors that are not, by their terms, expressly subordinated in right of payment to the Notes and rank senior in right of payment to all future obligations, if any, of the Note Guarantors that are by their terms, expressly subordinated in right of payment to the guarantees.

Microsemi Corporation	43

Fair Value of Debt
As of October 2, 2016, the fair value of principal outstanding on the Credit Facilities and Senior Unsecured Notes were as follows (amounts in millions):

	Principal outstanding	Fair value
Credit Facilities	$1,773.2	$1,772.1
Senior Unsecured Notes	450.0	513.0
Total debt	$2,223.2	$2,285.1
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
During the second quarter of 2016, we paid financing fees related to the Credit Agreement of $112.2 million which was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $72.3 million consisting of $61.3 million in fees paid during the second quarter which was recorded in cash flows from financing activities and $11.0 million of deferred financing fees from the 2011 Credit Agreement. During the third quarter of 2016, we paid financing fees related to the First Amendment of $19.1 million, of which $16.1 million was accounted for as debt modification fees was recorded in cash flow from operating activities and $3.0 million was accounted for as debt extinguishment fees was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $4.5 million as an allocation of credit facility fees to parties exiting the Credit Agreement. We reported debt extinguishment charges in other expense, net in our Consolidated Statement of Operations and Comprehensive Income (Loss). Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $44.0 million as of October 2, 2016 and $11.7 million as of September 27, 2015.
Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at October 2, 2016 (amounts in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on credit agreement	$1,773.2	$40.7	$142.5	$890.3	$699.7
Principal payments on senior unsecured notes	450.0	—	—	—	450.0
Interest and commitment fee on credit agreement	277.7	55.6	106.6	82.3	33.2
Interest on senior unsecured notes	279.3	51.6	82.1	82.1	63.5
Other long-term liabilities	117.3	2.0	29.1	5.3	80.9
Operating leases	117.2	26.4	44.7	29.4	16.7
Purchase obligations	97.1	65.0	21.8	8.3	2.0
Total	$3,111.8	$241.3	$426.8	$1,097.7	$1,346.0

As of October 2, 2016, we recorded $70.6 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.

Microsemi Corporation	44

Payments of interest on our Credit Agreement in the contractual obligations table assumes we will make the minimum scheduled term loan principal payments and incur interest at the current effective interest rate. Payments of the commitment fee on our Credit Agreement assumes our revolving credit facility balance remains at the balance as of October 2, 2016 of $275.0 million.
Off-Balance Sheet Arrangements
As of October 2, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have conducted a limited foreign currency hedging program thus far. We have considered and may continue to consider expanding our foreign currency hedging program.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In 2014, the U.S. government terminated for convenience a $75 million contract, for which we received $33.4 million. We have in the past experienced the termination of a contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.

Microsemi Corporation	45

In addition, net sales to international markets represent a significant portion of total net sales. Our net sales to international customers represented 62%, 51% and 47% of consolidated net sales for 2016, 2015 and 2014, respectively. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. For term B loans, Eurodollar Rate loans are also subject to a Eurodollar Floor. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the revolving credit facility. At October 2, 2016, the commitment fee was 0.30% . At October 2, 2016, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of October 2, 2016 were as follows (dollar amounts in millions):

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$275.0	3.50%	1.25%	2.25%	—%	2.77%
Term A loan	$798.5	3.50%	1.25%	2.25%	—%	2.77%
Term B loan	$699.7	3.50%	2.00%	3.00%	0.75%	3.75%
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of October 2, 2016.
On January 15, 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 (the "Notes") to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Microsemi Corporation	46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	48

	Consolidated Balance Sheets at October 2, 2016 and September 27, 2015	49

	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three fiscal years in the period ended October 2, 2016	50

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 2, 2016	51

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 2, 2016	52

	Notes to Consolidated Financial Statements	53

2	Financial Statement Schedule

	Schedule for the fiscal years ended October 2, 2016, September 27, 2015 and September 28, 2014

	II – Valuation and Qualifying Accounts	77

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Microsemi Corporation	47

Report of Independent Registered Public Accounting Firm
To Board of Directors and
Stockholders of Microsemi Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index under item 8(1) present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries at October 2, 2016 and September 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 8(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016, in accordance with adoption of Accounting Standard Update 2015-17.
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
/s/ PricewaterhouseCoopers LLP
Irvine, CA
November 16, 2016

Microsemi Corporation	48

MICROSEMI CORPORATION Consolidated Balance Sheets (amounts in millions, except par value)

	October 2, 2016	September 27, 2015
Assets
Current assets:
Cash and cash equivalents	$189.5	$256.4
Accounts receivable, net of allowances of $41.7 at October 2, 2016 and $26.0 at September 27, 2015	245.2	186.9
Inventories	213.1	227.2
Assets held for sale	13.9	—
Other current assets	73.2	39.9
Total current assets	734.9	710.4
Property and equipment, net	174.9	152.7
Goodwill	2,479.4	1,139.3
Intangible assets, net	934.6	357.8
Deferred income taxes, net	37.3	34.9
Other assets	61.9	36.9
Total assets	$4,423.0	$2,432.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112.8	$82.3
Accrued liabilities	166.1	86.8
Current maturity of credit facility	40.7	32.5
Total current liabilities	319.6	201.6
Long term debt	2,138.5	953.9
Deferred income taxes	120.2	23.0
Other long-term liabilities	115.8	46.3
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1.0 shares; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 113.6 issued and outstanding at October 2, 2016 and 95.1 issued and outstanding at September 27, 2015	22.7	19.0
Capital in excess of par value of common stock	1,357.8	808.1
Retained earnings	350.6	383.2
Accumulated other comprehensive loss	(2.2)	(3.1)
Total stockholders’ equity	1,728.9	1,207.2
Total liabilities and stockholders' equity	$4,423.0	$2,432.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	49

MICROSEMI CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
For each of the three fiscal years in the period ended October 2, 2016
(amounts in millions, except earnings per share)

	2016	2015	2014
Net sales	$1,655.0	$1,245.6	$1,138.3
Cost of sales (excluding amortization of intangible assets below)	717.9	561.3	526.8
Gross profit	937.1	684.3	611.5
Operating expenses:
Selling, general and administrative	352.4	249.5	241.0
Research and development costs	309.1	200.3	192.0
Amortization of intangible assets	161.2	96.5	92.8
Restructuring and severance charges	60.7	15.4	31.5
Total operating expenses	883.4	561.7	557.3
Operating income	53.7	122.6	54.2
Other expenses, net:
Interest expense, net	(120.1)	(27.3)	(27.8)
Other income (expenses), net	41.0	1.6	(2.5)
Total other expenses, net	(79.1)	(25.7)	(30.3)
(Loss) income before income taxes	(25.4)	96.9	23.9
Provision for income taxes	7.2	12.3	0.8
Net (loss) income	$(32.6)	$84.6	$23.1
Earnings (loss) per share:
Basic	$(0.31)	$0.90	$0.25
Diluted	$(0.31)	$0.88	$0.24
Weighted-average common shares outstanding:
Basic	107.0	94.2	92.9
Diluted	107.0	95.9	94.5

Net (loss) income	$(32.6)	$84.6	$23.1
Other comprehensive income (loss), net of tax:
Translation adjustment	4.8	(1.6)	(0.5)
Unrealized actuarial loss on pension benefits	(3.9)	(0.3)	(0.7)
Other comprehensive income (loss), net of tax	0.9	(1.9)	(1.2)

Total comprehensive (loss) income	$(31.7)	$82.7	$21.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	50

MICROSEMI CORPORATION Consolidated Statements of Stockholders' Equity For each of the three fiscal years in the period ended October 2, 2016 (amounts in millions)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at September 29, 2013	93.8	$18.8	$737.8	$275.5	$—	$1,032.1
Shares issued pursuant to stock awards	1.5	0.2	19.0	—	—	19.2
Tax withholding on restricted stock awards	—	—	(1.5)	—	—	(1.5)
Grants and forfeitures of restricted stock awards	0.3	0.1	(0.1)	—	—	—
Stock-based compensation expense	—	—	43.9	—	—	43.9
Other comprehensive loss, net of tax	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	23.1	—	23.1
Balance at September 28, 2014	95.6	$19.1	$799.1	$298.6	$(1.2)	$1,115.6
Shares issued pursuant to stock awards	2.1	0.4	48.0	—	—	48.4
Tax withholding on restricted stock awards	—	—	(18.1)	—	—	(18.1)
Grants and forfeitures of restricted stock awards	0.1	—	—	—	—	—
Issuance of stock awards related to acquisition	—	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	49.8	—	—	49.8
Other comprehensive loss, net of tax	—	—	—	—	(1.9)	(1.9)
Repurchase of outstanding common stock	(2.7)	(0.5)	(74.5)			(75.0)
Net income	—	—	—	84.6	—	84.6
Balance at September 27, 2015	95.1	$19.0	$808.1	$383.2	$(3.1)	$1,207.2
Shares issued pursuant to stock awards	2.2	0.4	4.2	—	—	4.6
Tax withholding on restricted stock awards	(1.2)	(0.2)	(42.3)	—	—	(42.5)
Grants and forfeitures of restricted stock awards	0.8	0.2	(0.2)	—	—	—
Issuance of shares related to acquisition	15.8	3.2	471.3	—	—	474.5
Issuance of stock awards related to acquisition	0.1	—	15.7	—	—	15.7
Stock-based compensation expense	0.8	0.1	101.0	—	—	101.1
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Net loss	—	—	—	(32.6)	—	(32.6)
Balance at October 2, 2016	113.6	$22.7	$1,357.8	$350.6	$(2.2)	$1,728.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	51

MICROSEMI CORPORATION Consolidated Statements of Cash Flows For each of the three fiscal years in the period ended October 2, 2016 (amounts in millions)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(32.6)	$84.6	$23.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	46.1	36.2	32.9
Amortization of intangible assets	161.2	96.5	92.8
Change in allowance for doubtful accounts	0.7	(0.2)	0.1
Amortization of deferred financing cost	33.1	1.6	1.3
Gain on divestitures	(125.5)	—	—
Loss (gain) on disposition or impairment of assets	1.6	(1.1)	9.8
Deferred income taxes	(32.6)	(8.0)	(21.5)
Valuation allowance on net deferred income taxes	35.3	13.3	17.6
Charge for stock-based compensation	101.1	49.8	43.9
Change in assets and liabilities (net of acquisitions and divestitures):
Accounts receivable	(22.1)	13.8	5.2
Inventories	80.2	11.1	10.3
Other current assets	(20.3)	(2.5)	9.2
Other assets	2.2	(7.6)	(1.8)
Accounts payable	(35.8)	(2.9)	(5.5)
Accrued liabilities	(7.7)	(12.9)	(13.5)
Other long-term liabilities	89.7	(2.4)	2.8
Net cash provided by operating activities	274.6	269.3	206.7
Cash flows from investing activities:
Purchases of property and equipment	(48.8)	(44.1)	(39.4)
Proceeds from the sale of short term investments	0.4	0.6	41.0
Proceeds from divestitures	321.0	—	—
Proceeds from the sale of property	—	4.2	—
Payments for acquisitions, net of cash acquired	(1,686.8)	(363.9)	(337.6)
Net cash used in investing activities	(1,414.2)	(403.2)	(336.0)
Cash flows from financing activities:
Repayments of debt	(1,132.4)	(142.7)	(178.0)
Payment of debt issuance costs	(53.8)	(8.7)	(1.5)
Proceeds from debt	3,494.3	425.0	289.5
Extinguishment of debt	(1,198.1)	—	(89.5)
Repurchase of common stock	—	(75.0)	—
Capital lease termination payment	—	—	(3.0)
Stock settled tax withholdings	(42.4)	(18.1)	(1.5)
Proceeds from exercise of stock options	5.1	47.6	19.1
Net cash provided by financing activities	1,072.7	228.1	35.1
Net (decrease) increase in cash and cash equivalents	(66.9)	94.2	(94.2)
Cash and cash equivalents at beginning of year	256.4	162.2	256.4
Cash and cash equivalents at end of year	$189.5	$256.4	$162.2
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$89.1	$27.4	$29.2
Income taxes	$11.2	$3.3	$3.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	52

Microsemi Corporation Notes to Consolidated Financial Statements

Note 1 Description of business and summary of significant accounting policies

Description of Business
We are a leading designer, manufacturer and marketer of high-performance analog and mixed-signal semiconductor solutions differentiated by power, security, reliability and performance. We offer a comprehensive portfolio of semiconductor and system solutions for aerospace & defense, communications, data center and industrial markets. Products include high-performance and radiation-hardened analog mixed-signal ICs, FPGAs, SoCs and ASICs; power management products; timing and synchronization devices and precise time solutions, setting the world's standard for time; voice processing devices; RF solutions; discrete components; enterprise storage and communication solutions; security technologies and scalable anti-tamper products; Ethernet solutions; Power-over-Ethernet ICs and midspans; as well as custom design capabilities and services.
The principal end markets that we serve include Aerospace & Defense, Communications, Data Center, and Industrial. Today, Microsemi products are found in applications such as: communications infrastructure systems, both wireless and wired LAN systems, implantable pacemakers and defibrillators, radar systems, military and commercial satellites and aircraft, and enterprise storage and hyperscale data centers.
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal year ended on October 2, 2016 consisted of fifty-three weeks and the fiscal years ended on September 27, 2015, and September 28, 2014 consisted of fifty-two weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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

Microsemi Corporation	53

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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in millions):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 2, 2016
Investment in marketable securities	$1.3	$1.3	$—	$—

September 27, 2015
Investment in marketable securities	$1.7	$1.7	$—	$—
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
Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

Microsemi Corporation	54

Microsemi Corporation Notes to Consolidated Financial Statements

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast indicates continuing losses associated with the use of an asset.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2016 and noted no significant factors existed during the fiscal year to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often third party specialists are used to assist in area of valuation requiring complex estimation.
The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
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

Microsemi Corporation	55

Microsemi Corporation Notes to Consolidated Financial Statements

We also derive a portion of our revenue from fixed-price contracts. Revenue for these contracts is recorded under a percentage of completion method, which is based on the ratio of total costs incurred to date to estimated total costs at completion. Actual costs have been within management’s expectations. Gross profit expected to be realized on fixed-price contracts is based on periodic estimates of total revenues and costs for each contract. Losses on contracts are accrued when estimated total costs are expected to exceed total revenues. Occasionally, we will enter into contracts on a cost plus fee basis. We recognize revenue based on reimbursements for actual expenses plus the contractually agreed upon fee with the customer.
Research and Development
We expense the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs, supplies, and the cost of prototypes.
Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and elimination of excess facilities. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments and when formal severance plans exist, when the severance payments are probable and reasonably estimable. The elimination of excess facilities results in charges for lease termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for elimination of excess facilities when we have vacated the premises or ceased use of a functionally separate portion of the facility.
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

Microsemi Corporation	56

Microsemi Corporation Notes to Consolidated Financial Statements

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
Foreign Currency
All of our significant subsidiaries outside the United States use the United States dollar ("USD") as their functional currency. We have one subsidiary in China that uses the Chinese renminbi ("RMB") as its functional currency. For subsidiaries that use USD as the functional currency, assets and liabilities are remeasured to USD at the exchange rate in effect at the balance sheet date except for non-monetary assets and capital accounts which are measured at historical rates; revenues, expenses, gains and losses are remeasured at rates of exchange that approximate the rates in effect at the transaction date. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to USD using exchange rates in effect at the end of the period. Resulting translation gains or losses are recognized as a component of other comprehensive income. We also conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel and Chinese RMB.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2016, 2015 and 2014 were calculated as follows (amounts in millions, except per share data):

	Fiscal Years
	2016	2015	2014
Basic
Net (loss) income	$(32.6)	$84.6	$23.1
Weighted-average common shares outstanding	107.0	94.2	92.9
Basic (loss) earnings per share	$(0.31)	$0.90	$0.25
Diluted
Net (loss) income	$(32.6)	$84.6	$23.1
Weighted-average common shares outstanding for basic	107.0	94.2	92.9
Dilutive effect of stock awards	—	1.7	1.6
Weighted-average common shares outstanding on a diluted basis	107.0	95.9	94.5
Diluted (loss) earnings per share	$(0.31)	$0.88	$0.24

For 2016, all stock awards were excluded from the computation of diluted EPS as we reported a net loss. For 2015 and 2014, 0.2 million and 2.8 million awards, respectively, were excluded from the computation of diluted EPS as these stock awards would have been anti-dilutive.

Microsemi Corporation	57

Microsemi Corporation Notes to Consolidated Financial Statements

Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a number of customers whose principal sales are to the U.S. Government. Approximately 30% of total net sales in 2016 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, net sales to international markets represent a significant portion of total net sales. Our net sales to international customers represented 62%, 51% and 47% of consolidated net sales for 2016, 2015 and 2014, respectively. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Recently Adopted Accounting Pronouncement
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, as well as related valuation allowances, to be classified as noncurrent rather than as current and non-current based on the classification of the related assets and liabilities. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. Early adoption is permitted. We elected to early adopt the provisions of this update at the beginning of our fourth quarter of fiscal 2016 and accordingly has classified deferred tax assets and liabilities, together with the corresponding valuation allowance as noncurrent in the consolidated balance sheet. We adopted the provisions of this update retrospectively and therefore reclassified and reduced $26.2 million of current deferred income tax assets, increased $8.1 million of noncurrent deferred income tax assets and reduced $18.1 million of noncurrent deferred income tax liabilities in our fiscal year 2015 comparative consolidated balance sheet.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) classification of related deferred tax balances as non-current. The amendments in this update are effective for annual periods beginning after December 16, 2016, and interim periods within those fiscal years. Early adoption is permitted. We elected to early adopt this ASU during our fiscal year 2016 and adoption did not impact our consolidated balance sheets, results of operations or cash flows.
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 (The Company's fiscal quarter of fiscal 2019), with early adoption permitted. We elected to early adopt this new guidance and accordingly have classified cash payments made during the second quarter of our fiscal year 2016 related to debt extinguishment amounting to approximately $61.3 million as cash flows used in financing activities that was previously reported in our quarterly consolidated financial statements as cash flows used in operating activities. The early adoption this ASU did not impact our prior period consolidated statements of cash flows.

Microsemi Corporation	58

Microsemi Corporation Notes to Consolidated Financial Statements

Recently Issued Accounting Standards not yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of this ASU by one year. This ASU, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019 and can be adopted either full retrospective or modified retrospective with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2018. We expect to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2019, and we are currently assessing the impact of this ASU on our consolidated financial statements.
The FASB since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. We are currently assessing the adoption and impact of these ASUs on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This ASU will be effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments -Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for the Company beginning in the first quarter of fiscal 2021 on a modified retrospective basis and early adoption in fiscal 2020 is permitted. We are currently assessing the timing of adoption and impact of these ASUs on our consolidated financial statements.
Note 2 Acquisitions and Divestitures

On January 15, 2016 (the "Acquisition Date"), we acquired all outstanding shares of PMC, for $2.0 billion in cash and the issuance of approximately 16.0 million shares of Microsemi common stock and the assumption of certain PMC restricted stock units. The acquisition has provided Microsemi with a leading position in high performance and scalable storage solutions, while also adding a complementary portfolio of high-value communications products.
A summary of the consideration for PMC is as follows (amounts in millions):

Cash consideration	$1,994.4
Share consideration	474.5
Assumption of equity awards	15.7
Accrued cash consideration	0.3
Total consideration	$2,484.9

Microsemi Corporation	59

Microsemi Corporation Notes to Consolidated Financial Statements

We recorded PMC's tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. The allocation is as follows (amounts in millions):

Cash and cash equivalents	$313.0
Accounts receivable	53.3
Inventories	98.2
Other current assets	15.8
Property and equipment	38.0
Other assets	19.7
Identifiable intangible assets	747.6
Goodwill	1,472.3
Deferred income taxes, net	(87.3)
Current liabilities	(121.6)
Other non-current liabilities	(64.1)
Total consideration	$2,484.9
As of the Acquisition Date, the gross contractual amount of acquired accounts receivable of $53.3 million was expected to be fully collected.
The valuation of identifiable intangible assets and their estimated useful lives are as follows (amounts in millions):

	Asset Amount	Weighted Average Useful Life (Years)
Completed technology	$447.0	6
In-process research and development	241.0
Customer relationships	52.0	9
Other	7.6	1
	$747.6
We utilized the straight line method of amortization for completed technology, customer relationships and other intangible assets.
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
The valuation of customer relationships was based on the distributor method, taking into account the profit margin a market participant distributor would obtain in selling PMC products. The useful lives of customer relationships are estimated based primarily upon customer turnover data. Other identifiable intangible assets consisted of backlog, valued using the distributor method, and trade name, valued using a relief from royalty method.
Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

Microsemi Corporation	60

Microsemi Corporation Notes to Consolidated Financial Statements

•	Development of new technologies.

•	Acquisition of new customers.

•	Attrition of existing customers.

•	Obsolescence of technology over time.

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

The purchase price allocation described above is preliminary, primarily with respect to tax contingency matters. Compared to our initial purchase price allocation, identifiable intangible assets increased by $2.0 million, current liabilities decreased by $17.6 million, other non-current liabilities increased by $3.6 million, deferred income taxes, net increased by $48.0 million, and purchase consideration increased by $9.5 million, with a corresponding adjustment to increased goodwill by $41.5 million. A final determination of fair values of assets acquired and liabilities assumed relating to the transaction could differ from the preliminary purchase price allocation. We utilize the straight line method of amortization for completed technology, customer relationships and trade name.
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
The following supplemental pro forma data summarizes the results of operations for the periods presented, as if we completed the acquisition noted above as of the first day of 2015. The supplemental pro forma data reports actual operating results, adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, incremental interest expense and the related tax effects of the acquisition. In accordance with the pro forma acquisition date we recorded, in the 2015 supplemental pro forma data, cost of goods sold from manufacturing profit in acquired inventory of $66.2 million, PMC-related restructuring costs of $48.6 million and acquisition-related costs of $41.1 million, with a corresponding reduction in the 2016 supplemental pro forma data.
Net sales related to products from the acquisition of PMC contributed approximately 20% to 25% of net sales for the year ended October 2, 2016. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine as, on the acquisition date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.
Supplemental pro forma data is as follows (amounts in millions):

	2016	2015
Net sales	$1,804.5	$1,773.9
Net income (loss)	$82.3	$(168.0)
Earnings (loss) per share:
Basic	$0.74	$(1.52)
Diluted	$0.72	$(1.52)

Microsemi Corporation	61

Microsemi Corporation Notes to Consolidated Financial Statements

Divestitures
On April 28, 2016, we divested our Remote Radio Head business to MaxLinear, Inc. for $21.0 million in cash. The Remote Radio Head business was operated as a non-strategic component of the enterprise storage and communications solution business. On May 2, 2016, we divested our membership interest in RF LLC to Mercury Systems, Inc. for $300.0 million in cash. RF LLC operated a non-strategic component of a board level systems and packaging business. These transactions resulted in a gain on divestiture of $125.5 million included in other income (expense), net in the Consolidated Statement of Operations and Comprehensive Income (Loss).
As of October 2, 2016, we recorded $13.9 million in assets held for sale on our consolidated balance sheet, which included $7.2 million of goodwill. The carrying amount of goodwill classified as assets held for sale was based on the relative fair value of the business expected to be divested and the remaining businesses retained as of October 2, 2016.
Acquisition and Divestiture Costs
During the fiscal year ended October 2, 2016, we incurred $31.4 million in acquisition and divestiture costs related to the acquisition of PMC and divestitures of our Remote Radio Head business and RF LLC. These costs were recorded in selling, general and administrative expense.
Note 3 Inventories

Inventories consisted of the following components (amounts in millions):

	October 2, 2016	September 27, 2015
Raw materials	$32.8	$56.5
Work in progress	112.8	111.7
Finished goods	67.5	59.0
	$213.1	$227.2
Note 4 Property and Equipment

Property and equipment consisted of the following components (dollar amounts in millions):

	Asset Life	October 2, 2016	September 27, 2015
Buildings	20-40 years	$37.2	$43.0
Machinery and equipment	3-10 years	439.3	429.1
Furniture and fixtures	5-10 years	8.9	9.8
Leasehold improvements	Shorter of asset life or life of lease	62.6	54.1
		548.0	536.0
Accumulated depreciation		(382.2)	(393.8)
Land		1.5	1.9
Construction in progress		7.6	8.6
		$174.9	$152.7

Depreciation expense was $46.1 million, $36.2 million and $32.9 million in 2016, 2015 and 2014, respectively.

Microsemi Corporation	62

Microsemi Corporation Notes to Consolidated Financial Statements

Note 5 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (dollar amounts in millions):

	October 2, 2016		September 27, 2015		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$907.7	$(335.1)	$489.7	$(251.7)	2 to 15
Customer relationships	338.0	(219.2)	316.2	(197.1)	4 to 15
Backlog, trade name and other	24.9	(22.7)	18.8	(18.1)	1 to 5
	$1,270.6	$(577.0)	$824.7	$(466.9)
Non-amortizable intangible assets
Goodwill	$2,479.4		$1,139.3
In-process research and development	$241.0		$—

A reconciliation of our goodwill for the years ended October 2, 2016 and September 27, 2015 is as follows (amounts in millions):

	October 2, 2016	September 27, 2015
Beginning balance	$1,139.3	$885.6
Additions from acquisitions	1,472.3	253.7
Reductions from divestitures	(125.0)	—
Carrying value of goodwill classified as assets held for sale	(7.2)	—
Ending balance	$2,479.4	$1,139.3

Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended October 2, 2016 is as follows (amounts in millions):

	2016	2015	2014
Completed technology	$108.7	$50.4	$43.9
Customer relationships	46.5	44.6	45.0
Backlog, trade name and other	6.0	1.5	3.9
	$161.2	$96.5	$92.8
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in millions):

2017	2018	2019	2020	2021	Thereafter
$174.3	$130.7	$111.1	$105.8	$105.8	$65.7

Microsemi Corporation	63

Microsemi Corporation Notes to Consolidated Financial Statements

Note 6 Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in millions):

	October 2, 2016	September 27, 2015
Payroll, bonus and employee benefits	$53.8	$33.3
Interest	31.2	—
Licenses	26.0	6.0
Deferred revenue	15.1	9.7
Outside services	12.8	9.2
Warranties	7.5	6.4
Restructuring and severance	4.6	2.5
Commissions	4.3	3.8
Property and sales taxes	2.4	1.3
Leases and rent	2.5	2.6
Customer deposits	1.1	2.2
Other	4.8	9.8
	$166.1	$86.8
Note 7 Income Taxes

Pretax income (loss) was generated from the following sources for each of the three fiscal years in the period ended October 2, 2016 (amounts in millions):

	2016	2015	2014
Domestic	$(112.5)	$(14.9)	$(62.7)
Foreign	87.1	111.8	86.6
Total	$(25.4)	$96.9	$23.9

The provision for income taxes consisted of the following components for each of the three fiscal years in the period ended October 2, 2016 (amounts in millions):

	2016	2015	2014
Current:
State	0.2	0.2	0.3
Foreign	4.3	4.2	3.9
Deferred:
Federal	4.1	4.6	(6.5)
State	0.2	—	(0.2)
Foreign	(1.6)	3.3	3.3
	$7.2	$12.3	$0.8

We recorded a provision for income taxes of $7.2 million on pretax loss of $25.4 million in 2016 compared to a provision for income taxes of $12.3 million and $0.8 million on pre-tax income of $96.9 million and $23.9 million in 2015 and 2014, respectively. For each of these years, the provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions, U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets, and release of valuation allowance due to additional deferred tax liabilities acquired through purchase accounting. We had cumulative operating losses for the three years ended in

Microsemi Corporation	64

Microsemi Corporation Notes to Consolidated Financial Statements

2016 for our U.S. operations and several foreign operations and accordingly, have provided a full valuation allowance on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
During 2016 and 2015, we increased the valuation allowance by $205.9 million and $31.6 million, respectively, which primarily related to increases in net deferred tax assets from current year activity that are not realizable and a net increase due to acquired deferred tax assets net of liabilities. During 2016, the increase was partially offset by a change in the expected realizability of certain deferred tax assets that previously had a full valuation allowance.
We have federal and state net operating losses ("NOLs") of $671.7 million and $713.6 million, respectively, that both begin expiring in 2017. We have foreign NOLs of approximately $213.5 million that begin expiring in 2017. We have federal and state research and experimentation credits of $125.5 million and $111.2 million, respectively. We have foreign research and experimentation credits of approximately $139.6 million that begin expiring in 2017 and incentive deductions of $26.2 million that carry forward indefinitely. We have federal foreign tax credits of approximately $38.4 million that begin expiring in 2021. We have federal and state enterprise zone credits, federal and state investment tax credits, and alternative minimum tax credits totaling $9.0 million that begin expiring in 2017. We have federal and state capital loss carry forwards of $0.6 million that will begin expiring in 2019. The utilization of NOLs and credits acquired through an acquisition may be subject to limitations due to change in control.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the period ended October 2, 2016.
We have been granted a tax holiday in our subsidiary in Malaysia that has the effect of reducing its net income tax rate to zero in that jurisdiction. The tax holiday was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday's requirements.
No provision has been made for future income taxes on undistributed earnings of foreign operations (except for certain insignificant jurisdictions) since they have been indefinitely reinvested in these operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; as such liability is dependent upon a number of factors, including foreign tax credit position that would exist at the time any remittance would occur. At the end of 2016 and 2015, these undistributed earnings aggregated approximately $793.8 million and $471.2 million, respectively.
The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense for each of the three fiscal years in the period ended October 2, 2016 (amounts in millions):

	2016	2015	2014
Tax computed at federal statutory rate	$(8.9)	$33.9	$8.4
State taxes, net of federal impact	0.5	(2.1)	(1.1)
Foreign income taxed at different rates	(7.0)	(33.1)	(24.7)
Tax credits and incentives	(10.7)	(5.1)	(2.8)
Stock award compensation	(4.6)	1.3	1.2
Unrecognized tax benefits	30.6	3.7	1.4
Sale/transfer of assets	(45.6)	—	—
U.S. tax on foreign income	2.0	1.3	4.1
Non-deductible permanent items	6.2	0.9	0.9
Pre-acquisition loss carry forwards	—	—	(11.4)
Expiration of tax attributes	5.0	—	2.9
Investment in foreign subsidiaries	2.7	(0.5)	3.6
Withholding taxes	1.1	(0.3)	0.3
Other differences, net	0.6	(1.0)	0.4
Valuation allowance	35.3	13.3	17.6
	$7.2	$12.3	$0.8

Microsemi Corporation	65

Microsemi Corporation Notes to Consolidated Financial Statements

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in millions):

	October 2, 2016	September 27, 2015
Accounts receivable, net	$2.1	$1.9
Inventories	18.8	17.5
Accrued employee benefit expenses	10.0	8.4
Net operating losses	216.1	164.6
Tax credits and incentives	238.0	153.5
Accrued other expenses	10.3	9.7
Deferred equity compensation	20.0	18.9
Property and equipment, net	4.4	13.8
Debt issuance costs	20.9	0.3
Other assets	12.3	11.1
Total deferred tax assets	552.9	399.7
Intangible assets	(176.8)	(137.1)
Investment in foreign subsidiaries	(2.5)	—
Total deferred tax liabilities	(179.3)	(137.1)
Less valuation allowance	(456.4)	(250.6)
	$(82.8)	$12.0

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	October 2, 2016	September 27, 2015	September 28, 2014
Beginning gross unrecognized tax benefits	$121.8	$97.7	$69.6
Additions based on tax positions related to the current year	33.1	3.5	2.4
Additions based on current year acquisitions	132.6	16.2	28.9
Additions based on tax positions of prior years	36.3	4.8	0.4
Reductions for lapses and settlements	(4.8)	(0.4)	(3.6)
Ending gross unrecognized tax benefit	$319.0	$121.8	$97.7

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended October 2, 2016, September 27, 2015, and September 28, 2014, we recognized $3.7 million, $0.7 million and $0.7 million, respectively in interest and penalties. The cumulative interest and penalties at October 2, 2016 and September 27, 2015 were $42.0 million and $7.4 million, respectively.
Unrecognized tax benefits of $114.9 million (including interest) at October 2, 2016 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $17.2 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 to 2015 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 to 2015 tax years generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service is currently examining our income tax returns for tax years 2007 through 2014 and the Canada Revenue Agency is currently examining income tax returns assumed from the PMC acquisition for tax years 2007 through 2014. Both examinations primarily relate to transfer pricing matters. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While

Microsemi Corporation	66

Microsemi Corporation Notes to Consolidated Financial Statements

we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within management expectations.
Note 8 Debt

Credit Agreement
On January 15, 2016, we entered into a Credit Agreement (as amended, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the "Lenders"). The Lenders provided $2.5 billion senior secured first lien credit facilities (collectively, as amended, the "Credit Facilities"), consisting of a term A loan facility (as amended, the "Term Loan A Facility") in an aggregate principal amount of $450.0 million, a term B loan facility (as amended, the "Term Loan B Facility") in an aggregate principal amount of $1.7 billion and a revolving credit facility (the "Revolving Facility") with commitments in an aggregate principal amount of $325.0 million. The Credit Facilities financed a portion of the acquisition of PMC and fees and expenses related thereto. The Revolving Facility is also available for working capital requirements and other general corporate purposes.
Refinancing of Credit Agreement
On June 29, 2016, we entered into an Increase Term Joinder to the Credit Agreement with respect to an incremental Term Loan A Facility in an aggregate principal amount of $364.3 million under our existing Credit Agreement. We used the total proceeds to pay down a portion of our Term Loan B Facility. In addition, on June 29, 2016, we entered into Amendment No. 1 to our existing Credit Agreement (together with the Increase Term Joinder, the "First Amendment"). The First Amendment provided for, among other things, (i) new pricing terms for the outstanding Term B Loan Facility in the aggregate original principal amount, (ii) certain modifications to the repricing event prepayment provisions and (iii) certain other modifications to facilitate restructuring of our subsidiaries.
The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. The margin for borrowings under the Term Loan A Facility and Revolving Facility vary depending upon our consolidated net leverage ratio. At October 2, 2016, all principal amounts outstanding were Eurodollar Rate loans and interest rate information were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving and swingline loans	$275.0	3.50%	1.25%	2.25%	—%	2.77%
Term A loan	$798.5	3.50%	1.25%	2.25%	—%	2.77%
Term B loan	$699.7	3.50%	2.00%	3.00%	0.75%	3.75%
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
Subject to certain customary exceptions, all of our obligations under the Credit Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries whose assets or revenues exceed 5% of the consolidated assets or revenues, as the case may be, of Microsemi and its subsidiaries (the "Guarantors"). Other domestic subsidiaries will be required to become a Guarantor to the extent that domestic subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 15% of the consolidated assets and more than 15% of the consolidated gross revenues of Microsemi.
The obligations under the Credit Facilities are our and the Guarantors’ senior secured obligations collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions (collectively, the "Collateral").
The Term Loan A Facility matures January 15, 2021. The Term Loan A Facility requires quarterly principal payments of 1.25% of the amended principal amount for the first two years following the closing date and 2.5% of the amended principal amount for the remaining term. The Term Loan B Facility matures on January 15, 2023. The Term Loan B

Microsemi Corporation	67

Microsemi Corporation Notes to Consolidated Financial Statements

Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan B Facility. We have made optional principal payments on our Term Loan B Facility such that there are no scheduled principal payments until maturity.
Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement) to repay the Term Loan B Facility. The first ECF application date will be measured as of the end of fiscal year 2017 and the ECF percentage is expected to be 50% if the consolidated net leverage ratio as of the last day of the fiscal year is greater than 3.00 to 1.00, 25% if the consolidated net leverage ratio as of the last day of the fiscal year is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% otherwise.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of October 2, 2016.
Senior Unsecured Notes
On January 15, 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors (the "Note Guarantors"), and U.S. Bank National Association, as trustee (the "Indenture").
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to this date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
The Notes are our general senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured obligations, are senior in right of payment to all of our future subordinated indebtedness, if any, are structurally subordinated to all of our existing and future obligations, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Notes and are effectively subordinated in right of payment to all of our senior secured indebtedness (including our obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our subsidiaries that guarantee the Credit Agreement. Each guarantee of the Notes is the general senior unsecured obligation of the Note Guarantors and is effectively subordinated to the senior secured obligations of the Note Guarantors (including the Note Guarantors’ obligations under the Credit Facilities) to the extent of the value of the assets securing such obligations, are equal in right of payment to all existing and future unsecured obligations of the Note Guarantors that are not, by their terms, expressly subordinated in right of payment to the Notes and rank senior in right of payment to all future obligations, if any, of the Note Guarantors that are by their terms, expressly subordinated in right of payment to the guarantees.
Fair Value of Debt
As of October 2, 2016, the fair value of principal outstanding on the Credit Facilities and Senior Unsecured Notes were as follows (amounts in millions):

	Principal outstanding	Fair value
Credit Facilities	$1,773.2	$1,772.1
Senior Unsecured Notes	450.0	513.0
Total debt	$2,223.2	$2,285.1
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

Microsemi Corporation	68

Microsemi Corporation Notes to Consolidated Financial Statements

and Term Loan B Facility pursuant to the First Amendment as a debt modification with respect to amounts that remained in the syndicate and debt extinguishment with respect to the amounts that exited the syndicate.
During the second quarter of 2016, we paid financing fees related to the Credit Agreement of $112.2 million which was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $72.3 million consisting of $61.3 million in fees paid during the second quarter which was recorded in cash flows from financing activities and $11.0 million of deferred financing fees from the 2011 Credit Agreement. During the third quarter of 2016, we paid financing fees related to the First Amendment of $19.1 million, of which $16.1 million was accounted for as debt modification fees was recorded in cash flow from operating activities and $3.0 million was accounted for as debt extinguishment fees was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $4.5 million as an allocation of credit facility fees to parties exiting the Credit Agreement. We reported debt extinguishment charges in other expense, net in our Consolidated Statement of Operations and Comprehensive Income (Loss). Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $44.0 million as of October 2, 2016 and $11.7 million as of September 27, 2015.
Note 9 Other Long-Term Liabilities

Other long-term liabilities consisted of (amounts in millions):

	October 2, 2016	September 27, 2015
Unrecognized tax benefits	$70.6	$19.8
Deferred rent	17.2	11.2
Pension and retirement	14.2	8.9
Restructuring	4.2	3.4
Other	9.6	3.0
Total	$115.8	$46.3

Note 10 Stock-Based Compensation

Stock Based Compensation
In February 2016, our stockholders approved amendments to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendments a) increased the share limit by an additional approximately 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is approximately 41.8 million shares; b) extended the term of the 2008 Plan to December 2, 2025; c) limited the grant date value of awards that may be granted to non-employee directors under the 2008 Plan during any one calendar year to $0.4 million (or $0.6 million as to any newly elected or appointed non-employee director or a non-employee director serving as chairman of the Board or lead independent director); and d) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2021. For every one share issued in connection with a full value award (such as a restricted stock award, and as defined in the 2008 Plan), 2.41 shares will be counted against the share limit.
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

Microsemi Corporation	69

Microsemi Corporation Notes to Consolidated Financial Statements

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
Stock-based compensation expense was $101.1 million in 2016, of which,$23.1 million was recorded in restructuring expense. Stock-based compensation expense was $49.8 million and $43.9 million in 2015 and 2014, respectively. At October 2, 2016, unamortized compensation expense related to unvested stock awards was $102.3 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.5 years.
Remaining share-units available for grant, assuming the issuance of performance units at target, at October 2, 2016, September 27, 2015 and September 28, 2014 under the 2008 Plan were 12.3 million, 11.7 million and 14.1 million, respectively.
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

Activity and price information related to restricted stock awards are as follows (quantity in millions):

	Quantity	Weighted-Average Grant Price
Outstanding at September 29, 2013	3.1
Granted	1.6	$24.67
Vested	(1.4)
Forfeited	(0.2)
Outstanding at September 28, 2014	3.1
Assumed from acquisition	0.3	$33.01
Granted	1.3	$29.37
Vested	(1.5)
Forfeited	(0.2)
Outstanding at September 27, 2015	3.0
Assumed from acquisition	1.9	$29.77
Granted	1.3	$32.15
Vested	(2.1)
Forfeited	(0.5)
Outstanding at October 2, 2016	3.6
In connection with the acquisition of Vitesse in 2015 and PMC in 2016, we assumed restricted shares and converted them to Microsemi awards in accordance with the merger agreements.
Stock Units with Performance and Market Conditions
Compensation expense for performance stock units with performance and market conditions was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our common stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation which incorporates estimates of the potential outcomes of the market condition on the fair value date of each award.
Performance units with performance and market conditions are eligible to vest based on our rate of growth for net sales and earnings per share (subject to certain adjustments) relative to the growth rates for that metric over the relevant

Microsemi Corporation	70

Microsemi Corporation Notes to Consolidated Financial Statements

performance period for a peer group of companies. The performance period for each grant is over three fiscal years and portion of the performance units may vest based on performance after each fiscal year of the performance period.
For the 2014 grants, 40% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 60% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 200% of the "target" number of units subject to the award related to that metric. For the 2015 grant, 70% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 30% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric. The maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee. For the 2014 grant, the maximum adjustment is 125% and for the 2015 and 2016 grant, the maximum adjustment is 120%.
Stock Units with Market Conditions
In July 2016, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a long-term incentive equity award for our chief executive officer consisting of 1,000,000 restricted stock units awarded under the Company’s 2008 Plan. Under the award agreement, the vesting of the RSUs is contingent on the Company’s stock price achieving specified levels during the five-year period after the date of grant of the award (the “performance period”) as follows:

Stock Price Level	Percentage of Total Award That Vests
$50.00	25%
$60.00	50%
$70.00	25%
For a stock price level to be considered achieved, the closing price of the Company’s common stock (together with any dividends paid on a share of the Company’s stock after the grant date of the award) must equal or exceed that level for a period of at least 20 consecutive trading days. A stock price level will also be considered achieved if, during the performance period, a change in control of the Company occurs after which the Company does not survive as a public company (a “Sale of the Company”) and the per-share price of the Company’s common stock in the Sale of the Company (together with any dividends paid on a share of the Company’s stock after the grant date of the award) equals or exceeds that level. In each case, the vesting of the award is subject to Mr. Peterson’s continued employment with the Company through the date the applicable stock price level is met.
The award is also eligible to vest in connection with certain “acceleration events” as described below. If, during the first year of the performance period, an acceleration event occurs and the award has not yet vested as to at least 160,000 RSUs, the award will accelerate on the event to the extent necessary so that 160,000 RSUs are vested on the event. If an acceleration event occurs during the performance period but after the first year of the performance period and the award has not yet vested as to at least 320,000 RSUs, the award will generally accelerate on the occurrence of the event to the extent necessary so that 320,000 RSUs are vested upon such event. If, however, an acceleration event occurs during the performance period but after the first year of the performance period, and the award has not yet vested as to at least 500,000 RSUs and the average closing price of the Company’s common stock for the period of 20 consecutive trading days ending with the date of the acceleration event (or, in the case of an acceleration event that is a Sale of the Company, the per-share sale price of the Company’s stock, and in each case together with any dividends paid on a share of the Company’s stock after the grant date) equals or exceeds $50.00, the award will accelerate on occurrence of the event to the extent necessary so that 500,000 RSUs are vested upon such event. For these purposes, an “acceleration event” is either a change in control of the Company (whether or not the transaction constitutes a Sale of the Company) or a termination of our chief executive officer's employment by the Company without cause, by our chief executive officer for good reason or as a result of our chief executive officer's death or disability (as such terms are defined in the award agreement). In no event will the award vest as to more than 100% of the RSUs subject to the award (with the RSUs under the award being subject in each case to customary adjustments for stock splits and similar events).

Microsemi Corporation	71

Microsemi Corporation Notes to Consolidated Financial Statements

Activity and price information related to performance units are as follows (quantity reported at target and in millions):

Quantity
Outstanding at September 29, 2013	0.6
Granted	0.4
Vested	(0.3)
Outstanding at September 28, 2014	0.7
Granted	0.3
Vested	(0.3)
Outstanding at September 27, 2015	0.7
Granted	1.5
Vested	(0.5)
Outstanding at October 2, 2016	1.7
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
Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in millions):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at September 29, 2013	4.7	$22.49	$14.7	1.7
Assumed from acquisition	0.6	$20.08
Exercised	(1.2)	$16.39	$17.0
Forfeited	(1.4)	$26.55
Outstanding at September 28, 2014	2.7	$22.70	$7.4	2.0
Assumed from acquisition	0.2	$24.18
Exercised	(2.1)	$23.83	$15.8
Forfeited	(0.1)	$23.90
Outstanding at September 27, 2015	0.7	$19.60	$9.1	4.0
Exercised	(0.2)	$21.16
Forfeited	—	$21.44
Outstanding at October 2, 2016	0.5	$18.75	$10.7	3.5
Exercisable at October 2, 2016	0.4	$18.24	$9.8	3.3
Exercisable and expected to vest after October 2, 2016	0.5	$18.75	$10.7	3.5
In connection with the acquisitions Symmetricom, Inc. in 2014 and Vitesse in 2015, we assumed stock options and converted them to Microsemi awards in accordance with their respective merger agreements.

Microsemi Corporation	72

Microsemi Corporation Notes to Consolidated Financial Statements

Quantity and weighted-average exercise prices related to stock options and stock appreciation rights outstanding as of October 2, 2016 and stratified by exercise price are as follows (quantity in millions):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than or equal to $20.00	0.3	$14.08	0.3	$14.17
Greater than $20.00	0.1	$25.87	0.2	$25.60
	0.4	$18.24	0.5	$18.75
Note 11 Employee Benefit Plans

We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. During 2016, employer contributions were $4.4 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed pension plans in Germany related to an acquisition in 2012 and an acquisition in 2016 that covers certain German employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under either of the plans assumed. The 2012 pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. The 2016 pension liability is not insured. As of October 2, 2016, the fair value of the pension plan assets from the 2012 acquisition was $4.1 million and the fair value of the pension plan benefit obligations from 2012 and 2016 acquisitions were $6.9 million and $4.2 million, respectively. During 2016, we recorded an unrealized actuarial loss on pension benefits of $3.9 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 2.1% to 1.0% and 2.8% to 1.6% from the 2012 and 2016 acquisitions respectively. There are no employer contributions expected in the next twelve months.
Note 12 Commitments and Contingencies

Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in millions):

2017	2018	2019	2020	2021	Thereafter
$26.4	$24.0	$20.7	$17.8	$11.5	$16.7

Lease expense charged to income was $23.7 million in 2016, $21.5 million in 2015 and $23.5 million in 2014.
Contingencies
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.7 million and $2.3 million at October 2, 2016 and September 27, 2015, respectively. Our self-insurance accruals are based on estimates and, while we believe the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.

Microsemi Corporation	73

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
Note 13 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at September 27, 2015	$2.9	$3.2	$0.1	$6.2
Assumed from acquisition	2.9	—	0.1	3.0
Provisions	55.4	5.1	4.2	64.7
Reversal of prior provision	(3.4)	(0.3)	(0.2)	(3.9)
Cash expenditures	(32.4)	(2.9)	(0.9)	(36.2)
Other non-cash settlement	(22.9)	(0.5)	(2.9)	(26.3)
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
We recorded net provisions for employee severance of $52.0 million for 2016, of which $45.6 million directly related to the acquisition and integration of PMC. The non-cash settlement of employee severance relates to the acceleration of restricted stock awards in connection with the acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $5.1 million for 2016, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted primarily of sales, engineering and administrative space, as well as manufacturing space. We recorded a $0.3 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded net provisions for other associated costs for restructuring of $4.0 million for 2016, which consisted of facility and equipment impairments and facility relocation costs.
Note 14 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal ICs and power and high-reliability individual component semiconductors. These products include individual components as well as IC solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. The principal markets we serve include Aerospace & Defense, Communications, Data Center, and Industrial. We evaluate sales by end-market based on our understanding of end market uses of our products.

Microsemi Corporation	74

Microsemi Corporation Notes to Consolidated Financial Statements

Net sales based on a customer's ship-to location and by estimated end market are as follows (amounts in millions):

	2016	2015	2014
United States	$628.2	$610.0	$604.4
Europe	222.8	189.8	163.7
Asia	749.2	399.7	338.4
Other	54.8	46.1	31.8
Total	$1,655.0	$1,245.6	$1,138.3

Aerospace & Defense	$495.4	$527.2	$472.3
Communications	618.0	439.8	401.0
Data Center	276.9	11.9	6.6
Industrial	264.7	266.7	258.4
Total	$1,655.0	$1,245.6	$1,138.3
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 18% in 2016 and 12% in 2015. There were no countries outside the United States exceeding 10% in 2014. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to these customers are ultimately shipped to end markets in the United States and Europe.
Property and equipment, net by geographic area are as follows (amounts in millions):

	2016	2015	2014
United States	$119.2	$117.6	$117.9
Europe	16.4	13.9	12.2
Asia	22.6	18.9	16.8
Other	16.7	2.3	1.8
Total	$174.9	$152.7	$148.7

Microsemi Corporation	75

Microsemi Corporation Notes to Consolidated Financial Statements

Note 15 Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in millions, except earnings (loss) per share):

	Quarters ended in fiscal year 2016
	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$450.1	$431.4	$444.3	$329.2
Cost of sales (excluding amortization of intangible assets)	$168.3	$164.5	$243.7	$141.4
Gross profit	$281.8	$266.9	$200.6	$187.8
Net income (loss)	$40.5	$115.2	$(212.0)	$23.7
Basic earnings (loss) per share	$0.36	$1.03	$(1.93)	$0.25
Diluted earnings (loss) per share	$0.35	$1.00	$(1.93)	$0.25

	Quarters ended in fiscal year 2015
	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$328.8	$317.1	$296.2	$303.5
Cost of sales (excluding amortization of intangible assets)	$154.0	$145.0	$126.9	$135.4
Gross profit	$174.8	$172.1	$169.3	$168.1
Net income	$25.3	$14.7	$24.9	$19.7
Basic earnings per share	$0.27	$0.16	$0.26	$0.21
Diluted earnings per share	$0.26	$0.15	$0.26	$0.21

Microsemi Corporation	76

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Accounts receivable allowance
September 28, 2014	$17.8	$3.1	$1.3	$—	$22.2
September 27, 2015	$22.2	$3.1	$0.7	$—	$26.0
October 2, 2016	$26.0	$9.0	$6.7	$—	$41.7
Tax valuation allowance
September 28, 2014	$210.1	$17.6	$(8.8)	$—	$218.9
September 27, 2015	$218.9	$13.3	$18.4	$—	$250.6
October 2, 2016	$250.6	$35.3	$170.5	$—	$456.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
As of October 2, 2016, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of October 2, 2016.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Microsemi Corporation	77

(COSO). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 2, 2016.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION

Inapplicable.

Microsemi Corporation	78

PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended October 2, 2016. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
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

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading "Audit Matters."

Microsemi Corporation	79

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index under Item 8.
2.    Financial Statement Schedule. See Index under Item 8.

(b)	Exhibits
The exhibits to this report are listed in the Exhibit Index
(c)Financial statements of unconsolidated affiliates.
None

Microsemi Corporation	80

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
Dated: November 16, 2016

Microsemi Corporation	81

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

Signature	Title	Date

/s/ James J. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 16, 2016
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	November 16, 2016
John W. Hohener

/s/ Dennis R. Leibel	Director (Lead Independent Director)	November 16, 2016
Dennis R. Leibel

/s/ Kimberly E. Alexy	Director	November 16, 2016
Kimberly E. Alexy

/s/ Thomas R. Anderson	Director	November 16, 2016
Thomas R. Anderson

/s/ William E. Bendush	Director	November 16, 2016
William E. Bendush

/s/ Paul F. Folino	Director	November 16, 2016
Paul F. Folino

/s/ William L. Healey	Director	November 16, 2016
William L. Healey

/s/ Matthew E. Massengill	Director	November 16, 2016
Matthew E. Massengill

Microsemi Corporation	82

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of November 24, 2015 by and among PMC-Sierra, Inc., Microsemi Corporation and Lois Acquisition Corp. (1)

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (2)*

3.2	Third Amended and Restated Bylaws of Microsemi Corporation (3)*

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation (4)

4.2	Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.3	First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (6)

10.1.1	Form of Non-Employee Stock Option Agreement from and after February 22, 2006 (7)*

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (8)*

10.2.1	Form of Notice of Grant of Restricted Stock Award and Terms and Conditions under 2008 Performance Incentive Plan (9)*

10.2.2	Form of Performance Stock Unit Award Agreement - Fiscal 2014-2016 (10)*

10.2.3	Form of Performance Stock Unit Award Agreement - Fiscal 2015-2017 (11)*

10.2.4	Form of Performance Stock Unit Award Agreement - Fiscal 2016-2018†*

10.2.5	Performance Stock Unit Award Agreement dated July 26 2016 between James J. Peterson and Microsemi Corporation (12)*

10.3	Microsemi Corporation Cash Bonus Plan (13)*

10.4	Fiscal 2016 Executive Non-Equity Incentive Plan†*

10.5	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation (14)*

10.6	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (15)*

10.7	Executive Retention Agreement dated September 17, 2015 between Paul H. Pickle and Microsemi Corporation (16)*

Microsemi Corporation	83

10.8	Form of Executive Retention Agreement dated September 17, 2015 for Steven G. Litchfield and David Goren (17)*

10.9	Form of Amendment to Executive Retention Agreement for Certain Named Executive Officers to Address Section IRC Section 409A Considerations (18)*

10.11	Summary of Compensation Arrangements for Named Executive Officers (19)

10.12	Directors’ Compensation Policy†*

10.14	Form of Officers and Directors Indemnification Agreement (20)*

10.15	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company (21)

10.16
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (22)

10.16.1	Increase Term Joinder, dated as of June 29, 2016, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (23)

10.16.2
Amendment No. 1 to Credit Agreement, dated as of June 29, 2016, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (24)

10.17	Commitment Letter, dated November 17, 2015, between Morgan Stanley Senior Funding, Inc. and Microsemi Corporation (25)

10.18
Joinder Agreement, dated November 5, 2015, by and among Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch and Microsemi Corporation (26)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2016†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2016†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2016†

Microsemi Corporation	84

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 25, 2015.
(2)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on November 15, 2013.
(4)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(7)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 28, 2006.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 13, 2014.
(9)	Incorporated by reference to Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 29, 2014.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 28, 2015.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on July 28, 2016.
(13)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(15)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(16)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 17, 2015
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(19)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(21)	Incorporated by reference to Exhibit 10.104 to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.

Microsemi Corporation	85

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(24)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-0866) as filed with the Commission on November 25, 2015.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-0866) as filed with the Commission on November 25, 2015.

Microsemi Corporation	86