Form 10-Q
period 2017-01-01
MICROSEMI CORP
filed 2017-01-31
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended January 1, 2017
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
The number of outstanding shares of Common Stock on January 24, 2017 was 115,306,130.

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

•
expectations concerning the potential termination or renegotiation of U.S. government contracts, uncertainties of governmental appropriations and national defense policies and priorities and the effects of past or future government shutdowns and contract terminations or renegotiations;

•	expectations concerning policy changes with respect to monetary, regulatory, tax, and trade, among others, under the new administration and legislature, on our business and results of operations;

•	compliance with and changes to import/export tariffs and regulations;

•	expectations that plant consolidations will result in anticipated cost savings without unanticipated costs or expenses;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding competitive conditions;

•	new market opportunities and emerging applications for our products;

•	expectations concerning the anticipated benefits of our acquisitions;

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

•	beliefs our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us and will pay receivables when contractually due;

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

Microsemi Corporation	3

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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

The unaudited condensed consolidated statements of operations and comprehensive income for the quarter ended January 1, 2017 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for quarter ended January 1, 2017, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of January 1, 2017 and October 2, 2016, are included herein.
The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	January 1, 2017	October 2, 2016
Assets
Current assets:
Cash and cash equivalents	$173.9	$189.5
Accounts receivable, net of allowances of $58.1 at January 1, 2017 and $41.7 at October 2, 2016	223.6	245.2
Inventories	210.4	213.1
Other current assets	75.0	73.2
Assets held for sale	12.8	13.9
Total current assets	695.7	734.9
Property and equipment, net	183.2	174.9
Goodwill	2,484.1	2,479.4
Intangible assets, net	889.0	934.6
Deferred income taxes, net	33.7	37.3
Other assets	64.3	61.9
Total assets	$4,350.0	$4,423.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$99.6	$112.8
Accrued liabilities	133.9	166.1
Current maturity of long-term debt	40.7	40.7
Total current liabilities	274.2	319.6
Long-term debt	2,065.5	2,138.5
Deferred income taxes	120.3	120.2
Other long-term liabilities	117.9	115.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 115.3 issued and outstanding at January 1, 2017 and 113.6 issued and outstanding at October 2, 2016	23.0	22.7
Capital in excess of par value of common stock	1,382.4	1,357.8
Retained earnings	370.1	350.6
Accumulated other comprehensive loss	(3.4)	(2.2)
Total stockholders’ equity	1,772.1	1,728.9
Total liabilities and stockholders' equity	$4,350.0	$4,423.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited, amounts in millions, except earnings per share)

	Quarter Ended
	January 1, 2017	January 3, 2016
Net sales	$435.5	$329.2
Cost of sales (excluding amortization of intangible assets below)	159.0	141.3
Gross profit	276.5	187.9
Operating expenses
Selling, general and administrative	90.5	69.3
Research and development costs	82.3	54.9
Amortization of intangible assets	45.5	25.4
Restructuring and severance charges	2.4	1.7
Total operating expenses	220.7	151.3
Operating income	55.8	36.6
Other expense
Interest expense, net	(25.9)	(8.2)
Other expense, net	(1.3)	(0.6)
Total other expense	(27.2)	(8.8)
Income before income taxes	28.6	27.8
Provision for income taxes	9.1	4.1
Net income	$19.5	$23.7
Earnings per share:
Basic	$0.17	$0.25
Diluted	$0.17	$0.25
Weighted-average common shares outstanding:
Basic	114.0	95.1
Diluted	116.3	96.5

Net income	$19.5	$23.7
Other comprehensive loss, net of tax:
Translation adjustment	(1.2)	(0.5)
Unrealized actuarial loss on pension benefits	—	(0.1)
Other comprehensive loss, net of tax	(1.2)	(0.6)

Total comprehensive income	$18.3	$23.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Quarter Ended
	January 1, 2017	January 3, 2016
Cash flows from operating activities:
Net income	$19.5	$23.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.1	34.7
Change in allowance for doubtful accounts	(0.2)	0.1
Amortization of deferred financing cost	2.0	0.7
Loss on divestiture	1.2	—
Loss on disposition or impairment of assets	—	0.1
Deferred income taxes	1.4	3.0
Charge for stock-based compensation	28.3	13.9
Change in assets and liabilities:
Accounts receivable	21.8	10.5
Inventories	1.9	(4.2)
Other current assets	(2.0)	3.3
Other assets	1.0	(5.3)
Accounts payable	(16.7)	5.8
Accrued liabilities	(34.7)	(4.4)
Other long-term liabilities	(3.0)	1.0
Net cash provided by operating activities	77.6	82.9
Cash flows from investing activities:
Purchases of property and equipment	(10.5)	(10.5)
Proceeds from the sale of short term investments	0.1	0.1
Payments for acquisitions, net of cash acquired	(4.5)	(88.8)
Net cash used in investing activities	(14.9)	(99.2)
Cash flows from financing activities:
Repayments of debt	(75.0)	(16.3)
Payments for stock settled tax withholdings	(3.9)	(26.4)
Proceeds from exercise of stock options	0.6	2.3
Net cash used in financing activities	(78.3)	(40.4)
Net decrease in cash and cash equivalents	(15.6)	(56.7)
Cash and cash equivalents at beginning of period	189.5	256.4
Cash and cash equivalents at end of period	$173.9	$199.7

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter ended January 1, 2017 are not necessarily indicative of the results to be expected for the full year.
The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of SEC Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30. Except for per-share amounts, dollar amounts are presented in millions unless otherwise stated.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

	Quarter Ended
	January 1, 2017	January 3, 2016
Basic
Net income	$19.5	$23.7
Weighted-average common shares outstanding	114.0	95.1
Basic earnings per share	$0.17	$0.25

Diluted
Net income	$19.5	$23.7
Weighted-average common shares outstanding for basic	114.0	95.1
Dilutive effect of stock awards	2.3	1.4
Weighted-average common shares outstanding on a diluted basis	116.3	96.5
Diluted earnings per share	$0.17	$0.25

For the quarters ended January 1, 2017 and January 3, 2016, we excluded 0.3 million and 0.6 million, respectively, of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

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
The FASB since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. Finally, on December 2016, the FASB issued ASU 2016-20 which makes minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create significant administrative costs to most entities. We are currently assessing the adoption and impact of these ASUs on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 which simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We elected to early adopt this ASU and adoption did not impact our consolidated financial statements.

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 Inventories

Inventories are summarized as follows:

	January 1, 2017	October 2, 2016
Raw materials	$31.7	$32.8
Work in process	106.9	112.8
Finished goods	71.8	67.5
	$210.4	$213.1
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	January 1, 2017	October 2, 2016
Amortizable intangible assets
Completed technology	$540.9	$572.6
Customer relationships	106.8	118.8
Backlog, trade name and other	0.3	2.2
	$648.0	$693.6

Non-amortizable intangible assets
Goodwill	$2,484.1	$2,479.4
In-process research and development	$241.0	$241.0

A reconciliation of goodwill for the quarter ended January 1, 2017 is as follows:

Balance as of October 2, 2016	$2,479.4
Adjustments from prior acquisitions and divestitures	4.7
Balance as of January 1, 2017	$2,484.1
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended
	January 1, 2017	January 3, 2016
Completed technology	$31.7	$14.2
Customer relationships	12.0	10.9
Backlog, trade name and other	1.8	0.3
	$45.5	$25.4
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$162.9	$125.7	$108.6	$105.8	$105.8	$39.2

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 Income Taxes

For the quarters ended January 1, 2017 and January 3, 2016, we recorded an income tax provision of $9.1 million and $4.1 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions for the quarter ended January 1, 2017 and January 3, 2016 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 through 2015 generally remain subject to examination by federal and most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $17.9 million within the next twelve months.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter ended January 1, 2017.
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
Note 5 Debt

Credit Agreement
As of January 1, 2017, we are a party to a Credit Agreement dated as of January 15, 2016 (as amended on June 29, 2016, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). As of January 1, 2017, the Credit Agreement consisted of a term loan A facility and a revolving facility with commitments in an aggregate principal amount of $325.0 million, both maturing on January 15, 2021, and a term loan B facility maturing on January 15, 2023. The term loan A facility requires quarterly principal payments of 1.25% of the amended principal amount for the next five quarters and 2.5% of the amended principal amount for the remaining quarters. The term loan B facility requires quarterly principal payments equal to 0.25% of the original principal amount of the term loan B Facility. We have made sufficient optional principal payments on our term loan B Facility such that there are no scheduled principal payments required until maturity.
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the revolving facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

All principal amounts outstanding as of January 1, 2017, Eurodollar Rate loans and interest rate information of the Credit Agreement were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$235.2	3.75%	1.25%	2.25%	—%	2.99%
Term Loan A Facility	$788.3	3.75%	1.25%	2.25%	—%	2.86%
Term Loan B Facility	$674.7	3.75%	2.00%	3.00%	0.75%	3.75%
The margin for borrowings under the term loan A facility and revolving facility vary depending upon our consolidated net leverage ratio.
As of January 1, 2017, the fair value of principal outstanding on the Credit Agreement was $1.7 billion. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $42.0 million as of January 1, 2017 and $44.0 million as of October 2, 2016.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of January 1, 2017.
Amendment to Credit Agreement
On January 25, 2017, we entered into an Increase Term Joinder No. 2 to our Credit Agreement with respect to an incremental term B loan facility in an aggregate principal amount of $235.0 million under our existing Credit Agreement. In addition, on January 25, 2017, we entered into Amendment No. 2 to our existing Credit Agreement. Amendment No. 2 provides for, among other things (i) new pricing terms for term B loans outstanding under the Credit Agreement, (ii) certain modifications to the restricted payments provisions and (iii) certain modifications to Microsemi’s ability to incur incremental debt. The proceeds of the incremental term B facility were used to repay outstanding balances on the Revolving Facility. In addition, concurrent with the repricing and incremental borrowing, we also made an optional principal payment of $0.2 million on the Revolving Facility.
Immediately following the Amendment No. 2 and Increase Term Joinder No. 2, the principal amounts outstanding, Eurodollar Rate loans and interest rate information under the Credit Agreement, as amended by Amendment No. 2 and Increase Term Joinder No. 2 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	1.25%	2.25%	—%	3.02%
Term Loan A Facility	$788.3	3.75%	1.25%	2.25%	—%	3.02%
Term Loan B Facility	$909.7	3.75%	1.25%	2.25%	—%	3.02%
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
As of January 1, 2017, the fair value of principal outstanding on the Notes was $524.3 million. We classify this valuation as a Level 1 fair value measurement.

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to the date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
Note 6 Stock-Based Compensation

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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter ended January 1, 2017 and January 3, 2016, stock-based compensation expense was $28.3 million and $13.9 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Three Months Ended	Quantity	Weighted-Average Fair Value per Award
January 3, 2016
Restricted shares	0.1	$35.31
Performance stock units	0.3	$35.14

January 1, 2017
Restricted shares	1.1	$44.85
Performance stock units	0.2	$42.65

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Shares
Compensation expense for restricted shares was calculated based on the closing price of our common stock on the date of grant and the restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three-year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
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
In July 2016, the Compensation Committee of the Board of Directors of the Company approved a long-term incentive equity award for our chief executive officer consisting of 1,000,000 restricted stock units ("RSUs") awarded under the Company’s 2008 Plan. Under the award agreement, the vesting of the RSUs is contingent on the Company’s stock price achieving specified levels during the five-year period after the date of grant of the award (the “performance period”) as follows:

Stock Price Level	Percentage of Total Award That Vests
$50.00	25%
$60.00	50%
$70.00	25%
For a stock price level to be considered achieved, the closing price of the Company’s common stock (together with any dividends paid on a share of the Company’s stock after the grant date of the award) must equal or exceed that level for a period of at least 20 consecutive trading days. A stock price level will also be considered achieved if, during the performance period, a change in control of the Company occurs after which the Company does not survive as a public company (a “Sale of the Company”) and the per-share price of the Company’s common stock in the Sale of the Company (together with any dividends paid on a share of the Company’s stock after the grant date of the award) equals or exceeds that level. In each case, the vesting of the award is subject to our chief executive officer's continued employment with the Company through the date the applicable stock price level is met. The first tranche of this award (corresponding to a stock price level of $50.00 per share for a period of 20 consecutive days) vested on December 9, 2016.

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
Note 7 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 19% for the quarter ended January 1, 2017 and 14% for the quarter ended January 3, 2016.
Note 8 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	2.3	0.1	—	2.4
Cash expenditures	(1.3)	(0.7)	(0.1)	(2.1)
Balance at January 1, 2017	$3.5	$4.0	$0.3	$7.8
We recorded provisions for employee severance of $2.3 million for the quarter ended January 1, 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.1 million for the quarter ended January 1, 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.

Microsemi Corporation	16

Note 9 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.9 million and $1.7 million at January 1, 2017 and October 2, 2016, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying condensed consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016, in their entirety.
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

Microsemi Corporation	18

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended
	January 1, 2017	January 3, 2016	Variance $	Variance %
Net sales	$435.5	$329.2	$106.3	32.3%
Gross profit	$276.5	$187.9	$88.6	47.2%
Gross margin	63.5%	57.1%	6.4%
We recorded an increase in net sales between the quarters ended January 1, 2017 ("Q1 2017") and January 3, 2016 ("Q1 2016") primarily due to higher sales volumes of our Data Center and Communications end market products. These end markets benefited from products from the PMC-Sierra, Inc. ("PMC") acquisition which was consummated in January 2016. This was partially offset by a decrease in sales volumes in our Aerospace and Defense end market due to a divestiture in May 2016. On January 26, 2017, we announced that we expect consolidated net sales for the second quarter of fiscal year 2017 of between approximately $430.0 million and $450.0 million.
Gross profit increased $88.6 million to $276.5 million (63.5% of net sales) for Q1 2017 from $187.9 million (57.1% of net sales) for Q1 2016. Gross margin improvement was primarily attributable to favorable product mix, including products from the PMC acquisition, and improvements in manufacturing efficiencies.
During Q1 2017, we recorded net provisions for employee severance of $2.3 million and contract termination costs of $0.1 million. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months. We recorded provisions for contract termination costs of $0.1 million primarily for the fair value at the cease-use date of operating lease liabilities for space we have excited. Facilities consisted of manufacturing sites, as well as sales, engineering, and administrative space.
For Q1 2017 and Q1 2016, we recorded an income tax provision of $9.1 million and $4.1 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions were the combined calculated tax expenses, benefits and credits for various jurisdictions.
Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations," "Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations," "International operations and sales expose us to material risks and may increase the volatility of our operating results," and "The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated.
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

Microsemi Corporation	19

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
its latest miClockSynth™ family of high performance frequency synthesizers and rate converters, ZL30260-ZL30267, targeted at the enterprise, data center, communications and video markets to simplify board design significantly by generating up to four independent frequency families of ultra-low jitter clock signals from a crystal source or clock input;

•
ZL40250-ZL40253 miSmartBuffer™ devices, highly flexible feature rich products to reduce the complexity of designing clock trees for communications, enterprise switches and data center equipment by offering an innovative approach to traditional buffers;

•
its aerospace power core module (PCM) with an integrated field programmable gate array (FPGA) and hybrid power drive (HPD) stage which controls the electrical motors used in applications such as primary flight control actuation, landing gear systems and other systems;

•
its TimeSource Enhanced Primary Reference Time Clock (TimeSource Enhanced PRTC), a new system enabling telecommunications and mobile operators to meet the new G.8272.1 recommendation from the International Telecommunication Union (ITU), while also protecting against serious threats associated with global navigation satellite system (GNSS) vulnerabilities;

•
two new adapters in its award-winning Microsemi Adaptec® Series 8 product family, the 8405E and 8805E, which offer server storage customers entry-level systems with redundant array of independent disks (RAID) devices that deliver accelerated performance with built-in cache and uncompromised reliability;

•
highly compact single-port SimpliPHY™ Gigabit Ethernet (GbE) and Fast Ethernet (FE) PHYs with supporting open-source Linux drivers which provide a flexible input/output interface in a package as small as 6 mm x 6 mm, enabling ubiquitous Ethernet connectivity;

•
the LX7720 radiation-tolerant motor controller, the newest member of its Space System Manager (SSM) product family and the industry's first highly integrated radiation-tolerant motor control integrated circuit (IC) which significantly reduces weight and board space relative to conventional discrete motor control circuits, offering a unique solution for satellite manufacturers sensitive to area and weight challenges;

•	the first comprehensive software tool chain and intellectual property (IP) core for RISC-V designs from a field programmable gate array (FPGA) provider; and

Microsemi Corporation	20

•
six new monolithic microwave integrated circuit (MMIC) products, including four wideband low noise MMIC amplifiers (MMA040AA , MMA041AA, MMA043AA and MMA044AA) and two wideband gallium arsenide (GaAs) MMIC switches (MMS006AA and MMS008AA), which are ideally suited for test and measurement, electronic warfare and radar applications.

Results of Operations
Net sales increased $106.3 million or 32.3% to $435.5 million for Q1 2017 from $329.2 million for Q1 2016 primarily due to higher sales volumes of our Data Center and Communications end market products. These end markets benefited from products from the PMC acquisition, which was consummated in January 2016. This was partially offset by a seasonal decrease in sales volumes in our Aerospace and Defense end market due to a divestiture in May 2016.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended
	January 1, 2017	January 3, 2016
Aerospace & Defense	$111.1	$134.1
Communications	158.0	126.3
Data Center	101.5	4.3
Industrial	64.9	64.5
	$435.5	$329.2

Net sales in the Aerospace & Defense end market decreased $23.0 million to $111.1 million in Q1 2017 from $134.1 million in Q1 2016. The decline in Q1 2017 compared to Q1 2016 was primarily attributable to a divestiture in May 2016 which operated a non-strategic component of our board level systems and packaging business. Absent the impact of this divestiture, aerospace & defense sales have increased, and though aerospace growth has moderated, our outlook for commercial air remains healthy. We believe we are benefiting from significant content growth on newer aircrafts such as the Boeing 787, Boeing 737 MAX, Airbus A320neo, A350 and A380 and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We see continued strength in commercial air as customers ramp production against strong multiyear backlogs and as our content in each aircraft grows. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $31.7 million to $158.0 million in Q1 2017 from $126.3 million in Q1 2016. This end market benefited in Q1 2017 from products from both the PMC acquisition, as well as increased contributions of Ethernet switching, broadband gateway applications, voice circuit, and higher sales of LTE applications. We believe the communications infrastructure market continued its recovery with continued sales growth. We expect long-term growth from our timing products, driven by ongoing strength of our optical transport network products. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year, we expect growth year in the optical markets as the opportunity shifts to 100G metro roll outs which remain on track in China as well as North America.
Net sales in the Data Center end market increased $97.2 million to $101.5 million in Q1 2017 from $4.3 million in Q1 2016. The increase in Q1 2017 compared to Q1 2016 was primarily attributable to increase in sales volumes of our enterprise storage solutions products and our flash controller products which continued to gain momentum with the majority of spending from our hyperscale customers. Initially, amounts reported in this end market will consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy.

Microsemi Corporation	21

We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market increased $0.4 million to $64.9 million in Q1 2017 from $64.5 million in Q1 2016. Over the last year, this end market has been impacted by the decline in oil prices which has affected products used in energy exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2017 based on the strength of our ultra-low power RF products and several emerging market opportunities such as automotive charging stations in China.
Gross profit increased $88.6 million to $276.5 million (63.5% of net sales) for Q1 2017 from $187.9 million (57.1% of net sales) for Q1 2016. Gross margin improvements were primarily attributable to favorable product mix, including products from the PMC acquisition, and improvements in manufacturing efficiencies.
Selling, general and administrative ("SG&A") expenses increased $21.2 million to $90.5 million for Q1 2017 from $69.3 million in Q1 2016. The increases in SG&A expenses were due to incremental operating expenses attributed to our acquisition of PMC and costs associated with our acquisition and divestiture activities.
Research and development expense increased $27.4 million to $82.3 million for Q1 2017 from $54.9 million for Q1 2016. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our process and core architecture development for next generation programmable products, storage and optical products, higher power PoE solutions, the continued roadmap development of our industry-leading timing & synchronization products, our silicon germanium (SiGe) RF power amplifier solutions for wireless LAN applications, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power management and RF solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended
	January 1, 2017	January 3, 2016
Completed technology	$31.7	$14.2
Customer relationships	12.0	10.9
Backlog, trade name and other	1.8	0.3
	$45.5	$25.4
The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	2.3	0.1	—	2.4
Cash expenditures	(1.3)	(0.7)	(0.1)	(2.1)
Balance at January 1, 2017	$3.5	$4.0	$0.3	$7.8
We recorded provisions for employee severance of $2.3 million during Q1 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.1 million during Q1 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.

Microsemi Corporation	22

Interest expense, net, increased $17.7 million to $25.9 million for Q1 2017 from $8.2 million for Q1 2016 primarily due to the financing of the PMC acquisition.
For Q1 2017 and Q1 2016, we recorded an income tax provision of $9.1 million and $4.1 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. Our tax provisions were the combined calculated tax expenses, benefits and credits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter ended January 1, 2017.
CAPITAL RESOURCES AND LIQUIDITY
We had $173.9 million and $189.5 million in cash and cash equivalents at January 1, 2017 and October 2, 2016, respectively. During Q1 2017, we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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
Net cash provided by operating activities decreased $5.3 million to $77.6 million during Q1 2017 from 82.9 million during Q1 2016. A summary of net cash provided by operating activities during Q1 2017 and Q1 2016 is as follows:

	Quarter Ended
	January 1, 2017	January 3, 2016
Net income	$19.5	$23.7
Depreciation and amortization	57.1	34.7
Change in allowance for doubtful accounts	(0.2)	0.1
Amortization of deferred financing cost	2.0	0.7
Loss on divestiture	1.2	—
Loss on disposition or impairment of assets	—	0.1
Deferred income taxes	1.4	3.0
Charge for stock-based compensation	28.3	13.9
Net change in working capital accounts	(29.7)	11.0
Net change in other long-term assets and liabilities	(2.0)	(4.3)
Net cash provided by operating activities	$77.6	$82.9

Accounts receivable decreased $21.6 million to $223.6 million at January 1, 2017 from $245.2 million at October 2, 2016 and inventories decreased $2.7 million to $210.4 million at January 1, 2017 from $213.1 million at October 2, 2016. These changes were due primarily to strong collections and increased linearity in shipments during Q1 2017. Current liabilities decreased $45.4 million to $274.2 million at January 1, 2017 from $319.6 million at October 2, 2016 due primarily to timing of payments, including a $30.8 million interest payment on our Notes (as defined below), which is payable annually on April 15 and October 15 of each year.

Microsemi Corporation	23

Net cash used in investing activities was $14.9 million for Q1 2017 and consisted of purchases of property and equipment of $10.5 million and $4.5 million in payments for acquisitions, partially offset by $0.1 million for the proceeds from the sale of short-term investments. Net cash used in investing activities was $99.2 million for Q1 2016 and consisted of $10.5 million in purchases of property and equipment and $88.8 million in payments for acquisitions, partially offset by $0.1 million for the proceeds from the sale of short-term investments.
Net cash used in financing activities was $78.3 million for Q1 2017 compared to $40.4 million for Q1 2016. Net cash used in financing activities in Q1 2017 consisted of $75.0 million in repayments of our Credit Facility (as defined below) and $3.9 million in payments of stock settled tax withholdings, partially offset by $0.6 million in net proceeds from the exercise of stock options. Net cash used in financing activities in Q1 2016 consisted of $16.3 million in repayments of our Credit Facility and $26.4 million in payments of stock settled tax withholdings, partially offset by $2.3 million in net proceeds from the exercise of stock options.
Credit Agreement
As of January 1, 2017, we are a party to a Credit Agreement dated as of January 15, 2016 (as amended on June 29, 2016, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). As of January 1, 2017, the Credit Agreement consisted of a term loan A facility and a revolving facility with commitments in an aggregate principal amount of $325.0 million, both maturing on January 15, 2021, and a term loan B facility maturing on January 15, 2023. The term loan A facility requires quarterly principal payments of 1.25% of the amended principal amount for the next five quarters and 2.5% of the amended principal amount for the remaining quarters. The term loan B facility requires quarterly principal payments equal to 0.25% of the original principal amount of the term loan B Facility. We have made sufficient optional principal payments on our term loan B Facility such that there are no scheduled principal payments required until maturity.
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the revolving facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
All principal amounts outstanding as of January 1, 2017, Eurodollar Rate loans and interest rate information of the Credit Agreement were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$235.2	3.75%	1.25%	2.25%	—%	2.99%
Term Loan A Facility	$788.3	3.75%	1.25%	2.25%	—%	2.86%
Term Loan B Facility	$674.7	3.75%	2.00%	3.00%	0.75%	3.75%
The margin for borrowings under the term loan A facility and revolving facility vary depending upon our consolidated net leverage ratio.
As of January 1, 2017, the fair value of principal outstanding on the Credit Agreement was $1.7 billion. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $42.0 million as of January 1, 2017 and $44.0 million as of October 2, 2016.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of January 1, 2017.

Microsemi Corporation	24

Amendment to Credit Agreement
On January 25, 2017, we entered into an Increase Term Joinder No. 2 to our Credit Agreement with respect to an incremental term B loan facility in an aggregate principal amount of $235.0 million under our existing Credit Agreement. In addition, on January 25, 2017, we entered into Amendment No. 2 to our existing Credit Agreement. Amendment No. 2 provides for, among other things (i) new pricing terms for term B loans outstanding under the Credit Agreement, (ii) certain modifications to the restricted payments provisions and (iii) certain modifications to Microsemi’s ability to incur incremental debt. The proceeds of the incremental term B facility were used to repay outstanding balances on the Revolving Facility. In addition, concurrent with the repricing and incremental borrowing, we also made an optional principal payment of $0.2 million on the Revolving Facility.
Immediately following the Amendment No. 2 and Increase Term Joinder No. 2, the principal amounts outstanding, Eurodollar Rate loans and interest rate information under the Credit Agreement, as amended by Amendment No. 2 and Increase Term Joinder No. 2 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	1.25%	2.25%	—%	3.02%
Term Loan A Facility	$788.3	3.75%	1.25%	2.25%	—%	3.02%
Term Loan B Facility	$909.7	3.75%	1.25%	2.25%	—%	3.02%
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
As of January 1, 2017, the fair value of principal outstanding on the Notes was $524.3 million. We classify this valuation as a Level 1 fair value measurement.
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15 of each year. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to the date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended October 2, 2016.
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Presentation of Financial Information" of our notes to unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Microsemi Corporation	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market.
Interest Rates
On January 25, 2017, we entered into an Increase Term Joinder No. 2 to our Credit Agreement with respect to an incremental term B loan facility in an aggregate principal amount of $235.0 million under our existing Credit Agreement. In addition, on January 25, 2017, we entered into Amendment No. 2 to our existing Credit Agreement.
Immediately following Amendment No. 2 and Increase Term Joinder No. 2, the principal amounts outstanding, Eurodollar Rate loans and interest rate information under the Credit Agreement as amended by Amendment No, 2 and Increase Term Joinder No. 2 were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	1.25%	2.25%	—%	3.02%
Term Loan A Facility	$788.3	3.75%	1.25%	2.25%	—%	3.02%
Term Loan B Facility	$909.7	3.75%	1.25%	2.25%	—%	3.02%
See Note 5, "Debt" of our notes to unaudited condensed consolidated financial statements for information regarding interest rates under our Credit Facilities and the Notes. We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.
Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel, Malaysian Ringgit, and Chinese RMB. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have conducted a limited foreign currency hedging program thus far. We have considered and may continue to consider expanding our foreign currency hedging program.
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

Microsemi Corporation	26

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2017.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended October 2, 2016, as filed with the Securities and Exchange Commission (the "SEC") on November 16, 2016. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.
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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

Microsemi Corporation	28

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
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

Microsemi Corporation	29

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
Net sales to international markets represent a significant portion of total net sales and totaled 62% in 2016. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Macau, Malaysia, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the recent vote by the United Kingdom to leave the European Union;

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

•	compliance with and changes in import/export tariffs and regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	work stoppages or disruption of local labor supply;

Microsemi Corporation	30

•	communication interruptions;

•	economic and political instability, including the recent uncertainty in the global financial markets;

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

Microsemi Corporation	31

patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to use the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all. Although some of our suppliers have agreed to indemnify us against certain intellectual property infringement claims or other losses relating to their products, these contractual indemnification rights may not cover the full extent of losses we incur as a result of these suppliers’ products.

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
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process, and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013. Furthermore, there is uncertainty with regards to policy changes and timing of those changes with respect to monetary, regulatory, tax, and trade, among others, under the new administration and legislature which could have a material adverse impact on our revenues, financial condition and results of operations.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the recent shutdown of non-essential U.S. government services and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues, financial condition and results of operations.

Microsemi Corporation	32

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

Microsemi Corporation	33

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

Microsemi Corporation	34

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

Microsemi Corporation	35

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

Microsemi Corporation	36

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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

Microsemi Corporation	41

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

Microsemi Corporation	42

The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between January 3, 2016 and January 1, 2017, the market sale price of our common stock ranged between a low of $28.91 and a high of $57.32. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	43

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

Microsemi Corporation	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2015, Microsemi Corporation's Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company's common stock before July 31, 2017. Repurchases under this authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternatives and general market and business conditions. During the quarter ended January 1, 2017, the Company did not repurchase any shares under the stock repurchase program.

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

10.1
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 26, 2017)

10.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 26, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017††

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
 Dated: January 31, 2017

Microsemi Corporation	47

Exhibit Index

Exhibit Number	Description
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

10.1
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 26, 2017)

10.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on June 26, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 31, 2017††

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