Form 10-Q
period 2017-04-02
MICROSEMI CORP
filed 2017-04-28
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended April 2, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No   ☒
The number of outstanding shares of Common Stock on April 25, 2017 was 115,476,453.

Microsemi Corporation	2

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•
expectations concerning policy changes with respect to monetary, regulatory, tax, and trade, among others, under the new administration and legislature, and the effects of any such changes on our business and results of operations;

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

The unaudited condensed consolidated statements of operations and comprehensive income (loss) for the quarter and six months ended April 2, 2017 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for the six months ended April 2, 2017, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of April 2, 2017 and October 2, 2016, are included herein.
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

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	April 2, 2017	October 2, 2016
Assets
Current assets:
Cash and cash equivalents	$191.2	$189.5
Accounts receivable, net of allowances of $45.6 at April 2, 2017 and $41.7 at October 2, 2016	232.4	245.2
Inventories	213.6	213.1
Other current assets	89.9	73.2
Assets held for sale	14.1	13.9
Total current assets	741.2	734.9
Property and equipment, net	183.5	174.9
Goodwill	2,483.6	2,479.4
Intangible assets, net	842.5	934.6
Deferred income taxes, net	33.7	37.3
Other assets	75.7	61.9
Total assets	$4,360.2	$4,423.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112.7	$112.8
Accrued liabilities	148.6	166.1
Current maturity of long-term debt	40.7	40.7
Total current liabilities	302.0	319.6
Long-term debt	1,991.1	2,138.5
Deferred income taxes	109.3	120.2
Other long-term liabilities	127.9	115.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 115.5 issued and outstanding at April 2, 2017 and 113.6 issued and outstanding at October 2, 2016	23.0	22.7
Capital in excess of par value of common stock	1,398.9	1,357.8
Retained earnings	411.1	350.6
Accumulated other comprehensive loss	(3.1)	(2.2)
Total stockholders’ equity	1,829.9	1,728.9
Total liabilities and stockholders' equity	$4,360.2	$4,423.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net sales	$442.9	$444.3	$878.4	$773.5
Cost of sales (excluding amortization of intangible assets below)	158.8	243.7	317.8	385.0
Gross profit	284.1	200.6	560.6	388.5
Operating expenses
Selling, general and administrative	75.8	113.7	166.2	183.0
Research and development costs	86.9	87.8	169.2	142.7
Amortization of intangible assets	46.5	45.3	92.1	70.7
Restructuring and severance charges	5.8	51.7	8.2	53.4
Total operating expenses	215.0	298.5	435.7	449.8
Operating income (loss)	69.1	(97.9)	124.9	(61.3)
Other expense
Interest expense, net	(25.9)	(38.0)	(51.8)	(46.2)
Other expense, net	(0.3)	(77.8)	(1.6)	(78.4)
Total other expense	(26.2)	(115.8)	(53.4)	(124.6)
Income (loss) before income taxes	42.9	(213.7)	71.5	(185.9)
Provision for (benefit from) income taxes	1.7	(1.7)	10.9	2.4
Net income (loss)	$41.2	$(212.0)	$60.6	$(188.3)
Earnings (loss) per share:
Basic	$0.36	$(1.93)	$0.53	$(1.85)
Diluted	$0.35	$(1.93)	$0.52	$(1.85)
Weighted-average common shares outstanding:
Basic	114.7	109.6	114.4	102.0
Diluted	117.0	109.6	116.6	102.0

Net income (loss)	$41.2	$(212.0)	$60.6	$(188.3)
Other comprehensive income (loss), net of tax:
Translation adjustment	0.3	1.9	(0.9)	2.6
Unrealized actuarial loss on pension benefits	—	(0.1)	—	(0.1)
Other comprehensive income (loss), net of tax	0.3	1.8	(0.9)	2.5

Total comprehensive income (loss)	$41.5	$(210.2)	$59.7	$(185.8)

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Six Months Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net income (loss)	$60.6	$(188.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115.8	93.7
Change in allowance for doubtful accounts	(0.4)	0.8
Amortization of deferred financing cost	5.6	4.6
Non-cash portion of debt extinguishment charge	—	11.0
Loss on divestiture	1.2	—
Loss on disposition or impairment of assets	—	0.7
Deferred income taxes	(7.3)	1.6
Charge for stock-based compensation	43.9	61.3
Change in assets and liabilities:
Accounts receivable	13.2	3.0
Inventories	(2.1)	65.0
Other current assets	(16.6)	1.4
Other assets	(11.4)	(6.7)
Accounts payable	(1.1)	(55.4)
Accrued liabilities	(5.5)	10.7
Other long-term liabilities	3.2	84.9
Net cash provided by operating activities	199.1	88.3
Cash flows from investing activities:
Purchases of property and equipment	(26.5)	(23.0)
Proceeds from the sale of short term investments	0.1	0.3
Acquisitions and divestitures, net of cash acquired	(17.0)	(1,671.1)
Net cash used in investing activities	(43.4)	(1,693.8)
Cash flows from financing activities:
Proceeds from debt	235.0	2,925.0
Repayments of debt	(385.4)	(296.4)
Payments of debt issuance costs	(1.2)	(50.9)
Extinguishment of debt	—	(1,043.0)
Payments for stock settled tax withholdings	(3.9)	(36.5)
Proceeds from exercise of stock options	1.5	4.0
Net cash (used in) provided by financing activities	(154.0)	1,502.2
Net increase (decrease) in cash and cash equivalents	1.7	(103.3)
Cash and cash equivalents at beginning of period	189.5	256.4
Cash and cash equivalents at end of period	$191.2	$153.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and six months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year statement of cash flows presentation primarily due to the early adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments in fiscal year 2016. As a result, we have classified cash payments made during the second quarter of our fiscal year 2016 related to debt extinguishment amounting to approximately $61.3 million as cash flows used in financing activities. These payments were previously reported in our quarterly consolidated financial statements as cash flows used in operating activities.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

	Quarter Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Basic
Net income (loss)	$41.2	$(212.0)	$60.6	$(188.3)
Weighted-average common shares outstanding	114.7	109.6	114.4	102.0
Basic earnings (loss) per share	$0.36	$(1.93)	$0.53	$(1.85)

Diluted
Net income (loss)	$41.2	$(212.0)	$60.6	$(188.3)
Weighted-average common shares outstanding for basic	114.7	109.6	114.4	102.0
Dilutive effect of stock awards	2.3	—	2.2	—
Weighted-average common shares outstanding on a diluted basis	117.0	109.6	116.6	102.0
Diluted earnings (loss) per share	$0.35	$(1.93)	$0.52	$(1.85)

There were no stock awards excluded in the computation of diluted earnings per share for the quarter and six months ended April 2, 2017. For the quarter and six months ended April 3, 2016, all stock awards were excluded as we reported net losses in these periods.
Recently Issued Accounting Standards
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
In October 2016, the FASB issued ASU 2016-16 which simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. This ASU will be effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, including adoption

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
In January 2017, the FASB issued ASU 2017-04, which modifies the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. This ASU will be effective for us beginning in the first quarter of 2021 with early adoption permitted and requires prospective adoption. Since the ASU simplifies the test for goodwill impairment, we do not expect the adoption of the ASU to have a material impact on our financial statements.
Note 2 Inventories

Inventories are summarized as follows:

	April 2, 2017	October 2, 2016
Raw materials	$31.9	$32.8
Work in process	114.5	112.8
Finished goods	67.2	67.5
	$213.6	$213.1
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	April 2, 2017	October 2, 2016
Amortizable intangible assets
Completed technology	$706.5	$572.6
Customer relationships	95.0	118.8
Backlog, trade name and other	—	2.2
	$801.5	$693.6

Non-amortizable intangible assets
Goodwill	$2,483.6	$2,479.4
In-process research and development	$41.0	$241.0

A reconciliation of goodwill for the six months ended April 2, 2017 is as follows:

Balance as of October 2, 2016	$2,479.4
Adjustments from prior acquisitions and divestitures	4.2
Balance as of April 2, 2017	$2,483.6

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Completed technology	$34.5	$30.3	$66.2	$44.6
Customer relationships	11.7	12.0	23.7	23.0
Backlog, trade name and other	0.3	3.0	2.2	3.1
	$46.5	$45.3	$92.1	$70.7
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$178.9	$148.0	$134.8	$133.0	$117.9	$88.9
Note 4 Income Taxes

For the quarter and six months ended April 2, 2017, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. For the quarter and six months ended April 3, 2016, we recorded an income tax benefit of $1.7 million and an income tax provision of $2.4 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and six months ended April 2, 2017, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions. Our tax benefits and provisions for the quarters and six months ended April 2, 2017 and April 3, 2016, as applicable, were the combined calculated tax expenses, benefits and credits for various jurisdictions.
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
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and six months ended April 2, 2017.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service is currently examining our income tax returns for tax years 2007 through 2014 and the Canada Revenue Agency is currently examining income tax returns assumed from the PMC-Sierra, Inc. acquisition for tax years 2007 through 2014. Both examinations primarily relate to transfer pricing matters. Management believes that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within management expectations.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 Debt

Credit Agreement
On January 25, 2017, we entered into an Increase Term Joinder No. 2 to our Credit Agreement with respect to an incremental term loan B facility in an aggregate principal amount of $235.0 million under our existing Credit Agreement, dated as of January 15, 2016 (as amended, the "Credit Agreement"), with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (collectively, the “Lenders”). In addition, on January 25, 2017, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 provides for, among other things (i) new pricing terms for term loan B outstanding under the Credit Agreement, (ii) certain modifications to the restricted payments provisions and (iii) certain modifications to Microsemi’s ability to incur incremental debt. The proceeds of the incremental term loan B facility were used to repay outstanding balances on the revolving credit facility under the Credit Agreement (the "Revolving Facility").
The Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s consolidated net leverage ratio. Interest for Base Rate loans is calculated on the basis of a 365/366-day year and interest for LIBOR-based loans is calculated on the basis of a 360-day year.
All principal amounts outstanding as of April 2, 2017, Eurodollar Rate loans and interest rate information of the Credit Agreement were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	1.25%	2.25%	—%	3.23%
Term Loan A Facility	$778.1	3.75%	1.25%	2.25%	—%	3.23%
Term Loan B Facility	$844.7	3.75%	1.25%	2.25%	—%	3.23%
The margin for borrowings under the term loan A facility and Revolving Facility vary depending upon our consolidated net leverage ratio.
As of April 2, 2017, the fair value of principal outstanding on the Credit Agreement was $1,629.0 million. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Facilities are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $41.1 million as of April 2, 2017 and $44.0 million as of October 2, 2016.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of April 2, 2017.
Amendment to Credit Agreement
On April 25, 2017, we entered into Amendment No. 3 to our Credit Agreement ("Amendment No. 3"). Amendment No. 3 provides for, among other things (i) new pricing terms for any revolving loans that may be outstanding from time to time under the Credit Agreement and (ii) new pricing terms for the term loan A facility. The new pricing terms do not vary depending on our consolidated net leverage ratio or any other financial maintenance covenant. Amendment No. 3 also fixes the commitment fee for the unused portion of the Revolving Facility at 0.25%. Immediately following the Amendment No. 3, the principal amounts outstanding, Eurodollar Rate loans and interest rate information under the Credit Agreement, were as follows:

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	0.75%	1.75%	—%	2.74%
Term Loan A Facility	$778.1	3.75%	0.75%	1.75%	—%	2.74%
Term Loan B Facility	$844.7	3.75%	1.25%	2.25%	—%	3.24%
Senior Unsecured Notes
On January 15, 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 (the "Notes") to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors, and U.S. Bank National Association, as trustee (the "Indenture").
As of April 2, 2017, the fair value of principal outstanding on the Notes was $517.5 million. We classify this valuation as a Level 1 fair value measurement.
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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended April 2, 2017, stock-based compensation expense was $15.6 million and $43.9 million, respectively. For the quarter and six months ended April 3, 2016, stock-based compensation expense was $24.4 million and $38.3 million, respectively.

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Six Months Ended	Quantity	Weighted-Average Fair Value per Award
April 3, 2016
Restricted shares	1.2	$31.72
Restricted shares assumed from acquisition	1.9	$29.77
Performance stock units	0.3	$35.14

April 2, 2017
Restricted shares	1.1	$45.10
Performance stock units	0.2	$42.65
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
Note 7 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, sales to customers with a ship-to location in Hong Kong totaled 17% and 18% for the quarter and six months ended April 2, 2017, respectively and 19% and 17% for the quarter and six months ended April 3, 2016, respectively.

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	7.0	0.4	0.8	8.2
Cash expenditures	(3.0)	(1.5)	(0.1)	(4.6)
Other non-cash settlement	—	0.2	—	0.2
Balance at April 2, 2017	$6.5	$3.7	$1.1	$11.3
We recorded provisions for employee severance of $7.0 million for the six months ended April 2, 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.4 million for the six months ended April 2, 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Note 9 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.4 million and $1.7 million at April 2, 2017 and October 2, 2016, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

Microsemi Corporation	18

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended				Six Months Ended
	April 2, 2017	April 3, 2016	Variance $	Variance %	April 2, 2017	April 3, 2016	Variance $	Variance %
Net sales	$442.9	$444.3	$(1.4)	(0.3)%	$878.4	$773.5	$104.9	13.6%
Gross profit	$284.1	$200.6	$83.5	41.6%	$560.6	$388.5	$172.1	44.3%
Gross margin	64.1%	45.1%	19.0%		63.8%	50.2%	13.6%
Net sales decreased $1.4 million or 0.3% to $442.9 million for the quarter ended April 2, 2017 ("Q2 2017") from $444.3 million for the quarter ended April 3, 2016 ("Q2 2016") primarily due to a decrease in sales volumes in our Aerospace & Defense and Industrial end markets, partially offset by an increase in sales volumes in our Communications and Data Center end markets. Net sales increased $104.9 million or 13.6% to $878.4 million for the six months ended April 2, 2017 ("2017 YTD") from $773.5 million for the six months ended April 3, 2016 ("2016 YTD"), primarily due to higher sales volumes in our Data Center and Communications end market products. The Data Center and Communications end markets benefited from products from the PMC-Sierra, Inc. acquisition, which was consummated in January 2016. These increases were partially offset by a decrease in sales volumes in our Aerospace and Defense end market due to a divestiture in May 2016. On April 27, 2017, we announced that we expect consolidated net sales for the third quarter of fiscal year 2017 of between approximately $448.0 million and $468.0 million.
Gross profit increased $83.5 million to $284.1 million (64.1% of net sales) for Q2 2017 from $200.6 million (45.1% of net sales) for Q2 2016, and increased $172.1 million to $560.6 million (63.8% of net sales) for 2017 YTD from $388.5 million (50.2% of net sales) for 2016 YTD. Gross margin improvement was primarily attributable to favorable product mix and improvements in manufacturing efficiencies. In addition, in Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition.
During 2017 YTD, we recorded net provisions for employee severance of $7.0 million and contract termination costs of $0.4 million. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months. We recorded provisions for contract termination costs of $0.4 million primarily for the fair value at the cease-use date of operating lease liabilities for space we have excited. Facilities consisted of manufacturing sites, as well as sales, engineering, and administrative space.
For Q2 2017 and 2017 YTD, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. For Q2 2016 and 2016 YTD, we recorded an income tax benefit and an income tax provision of $1.7 million and $2.4 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and six months ended April 2, 2017, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions. Our tax provisions were the combined calculated tax expenses, benefits and credits for various jurisdictions.
Uncertain macroeconomic conditions worldwide subject us to certain risks (see Part II, Item 1A, Risk Factors, "We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations," "Negative or uncertain worldwide economic conditions may adversely affect our business, financial condition, cash flow and results of operations," "International operations and sales expose us to material risks and may increase the volatility of our operating results," and "The concentration of the facilities that service the semiconductor industry, including facilities of current or potential vendors or customers, makes us more susceptible to events or disasters affecting the areas in which they are most concentrated."
Markets
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

Microsemi Corporation	19

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

Recent Product Introductions
Microsemi marketed a number of recently introduced products, including:

•
two new versions of its transient voltage suppressor (TVS) devices in its patented plastic large area device (PLAD) package which meet today's demanding lightning protection requirements in aircraft, including the multi-strike lightning standard (RTCA DO-160E), which have grown in importance as a result of the introduction and growing use of composite body airframes;

•
its new cost-optimized PolarFire™ field programmable gate array (FPGA) product family, delivering the industry's lowest power at mid-range densities with 12.7 Gbps Serializer/Deserializer (SerDes) transceivers as well as best-in-class security and reliability;

•
a new mobile fronthaul solution built on its DIGI-G4 family of Optical Transport Network (OTN) processors to enable high capacity fronthaul connectivity for converged 4G and 5G centralized radio access networks (C-RANs) which breaks new ground by extending 100G OTN into the RAN to simultaneously aggregate high density Common Public Radio Interface (CPRI), 10GE and 25GE radio links.

Results of Operations
Net sales decreased $1.4 million or 0.3% to $442.9 million for Q2 2017 from $444.3 million for Q2 2016. Net sales increased $104.9 million or 13.6% to $878.4 million for 2017 YTD from $773.5 million for 2016 YTD. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

Microsemi Corporation	20

	Quarter Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Aerospace & Defense	$112.1	$132.6	$223.3	$266.7
Communications	168.1	160.0	326.1	286.3
Data Center	98.4	85.3	199.9	89.6
Industrial	64.3	66.4	129.1	130.9
	$442.9	$444.3	$878.4	$773.5

Net sales in the Aerospace & Defense end market decreased $20.5 million to $112.1 million in Q2 2017 from $132.6 million in Q2 2016 and decreased $43.4 million to $223.3 million in 2017 YTD from $266.7 million in 2016 YTD. The decline in Q2 2017 compared to Q2 2016 was primarily attributable to a divestiture. Absent the impact of this divestiture, Aerospace & Defense sales would have increased year over year. Our aerospace outlook remains healthy. We believe we are benefiting from significant content growth both on newer aircraft models and upgrades to existing airframes, and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We are pleased with early results from our next generation radiation-tolerant device that was released late last year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $8.1 million to $168.1 million in Q2 2017 from $160.0 million in Q2 2016 and increased $39.8 million to $326.1 million in 2017 YTD from $286.3 million in 2016 YTD. This end market benefited in Q2 2017 from products from the PMC acquisition, as well as increased contributions of Ethernet switching, broadband gateway applications, voice circuit, and higher sales of LTE applications. We believe the communications infrastructure market continued its recovery with continued sales growth. We continue to experience growth in our timing products, driven by ongoing strength in our optical transport network products this year as a function of our strong market share across a number of applications, customers and geographies worldwide. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. While growth in LTE and capital expenditures at carriers was slower than expected for the most recently completed fiscal year and the pause in the wireless capital expenditure in China due to the 4G wind down, we are benefiting from the resulting shift of spending into wireline applications and the continuing emergence of 100G deployments in China and North America. We also announced next generation FPGA products solutions designed for the communications market, extending our leadership of our low power, security and reliability solutions.
Net sales in the Data Center end market increased $13.1 million to $98.4 million in Q2 2017 from $85.3 million in Q2 2016 and increased $110.3 million to $199.9 million in 2017 YTD from $89.6 million in 2016 YTD. The increase in Q2 2017 compared to Q2 2016 was primarily attributable to an increase in sales volumes due to continued ramp of our enterprise storage solutions products and our flash controller products which continued to gain momentum with the majority of spending from our hyperscale customers. Amounts reported in this end market currently consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market decreased $2.1 million to $64.3 million in Q2 2017 from $66.4 million in Q2 2016 and decreased $1.8 million to $129.1 million in 2017 YTD from $130.9 million in 2016 YTD. Over the last year, this end market has been impacted by the decline in energy prices which has affected products used in exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2017 based on the strength of our ultra-low power RF products, recovering energy markets and several emerging market opportunities such as automotive charging stations in China.

Microsemi Corporation	21

Gross profit increased $83.5 million to $284.1 million (64.1% of net sales) for Q2 2017 from $200.6 million (45.1% of net sales) for Q2 2016 and increased $172.1 million to $560.6 million (63.8% of net sales) for 2017 YTD from $388.5 million (50.2% of net sales) for 2016 YTD. Gross margin improvements were primarily attributable to favorable product mix and improvements in manufacturing efficiencies. In addition, in Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition.
Selling, general and administrative ("SG&A") expenses decreased $37.9 million to $75.8 million for Q2 2017 from $113.7 million in Q2 2016 and decreased $16.8 million to $166.2 million for 2017 YTD from $183.0 million for 2016 YTD. The decreases in SG&A expenses were due to the result of continued synergies attributed to our acquisition and divestiture activities in the prior year.
Research and development expense decreased $0.9 million to $86.9 million for Q2 2017 from $87.8 million for Q2 2016 and increased $26.5 million to $169.2 million for 2017 YTD from $142.7 million for 2016 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses from 2016 YTD compared to 2017 YTD, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Completed technology	$34.5	$30.3	$66.2	$44.6
Customer relationships	11.7	12.0	23.7	23.0
Backlog, trade name and other	0.3	3.0	2.2	3.1
	$46.5	$45.3	$92.1	$70.7
The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	7.0	0.4	0.8	8.2
Cash expenditures	(3.0)	(1.5)	(0.1)	(4.6)
Other non-cash settlement	—	0.2	—	0.2
Balance at April 2, 2017	$6.5	$3.7	$1.1	$11.3
We recorded provisions for employee severance of $7.0 million for 2017 YTD. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.4 million for 2017 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Interest expense, net, decreased $12.1 million to $25.9 million for Q2 2017 from $38.0 million for Q2 2016 primarily due to principal repayments and the positive impact of our credit facility repricing. Interest expense, net, increased $5.6 million to $51.8 million for 2017 YTD from $46.2 million for 2016 YTD primarily due to timing of the PMC acquisition which occurred in the second quarter of 2016.
For Q2 2017 and 2017 YTD, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. For Q2 2016 and 2016 YTD, we recorded an income tax benefit of $1.7 million and an income tax provision of $2.4 million,

Microsemi Corporation	22

respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During Q2 2017 and 2017 YTD, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions. Our tax provisions for the quarters and six months ended April 2, 2017 and April 3, 2016 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and six months ended April 2, 2017.
CAPITAL RESOURCES AND LIQUIDITY
We had $191.2 million and $189.5 million in cash and cash equivalents at April 2, 2017 and October 2, 2016, respectively. During 2017 YTD, we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
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
Net cash provided by operating activities increased $110.8 million to $199.1 million during 2017 YTD from $88.3 million during 2016 YTD. A summary of net cash provided by operating activities during 2017 YTD and 2016 YTD is as follows:

	Six Months Ended
	April 2, 2017	April 3, 2016
Net income (loss)	$60.6	$(188.3)
Depreciation and amortization	115.8	93.7
Change in allowance for doubtful accounts	(0.4)	0.8
Amortization of deferred financing cost	5.6	4.6
Non-cash portion of debt extinguishment charge	—	11.0
Loss on divestiture	1.2	—
Loss on disposition or impairment of assets	—	0.7
Deferred income taxes	(7.3)	1.6
Charge for stock-based compensation	43.9	61.3
Net change in working capital accounts	(12.0)	24.8
Net change in other long-term assets and liabilities	(8.3)	78.1
Net cash provided by operating activities	$199.1	$88.3

Accounts receivable decreased $12.8 million to $232.4 million at April 2, 2017 from $245.2 million at October 2, 2016 and inventories increased $0.5 million to $213.6 million at April 2, 2017 from $213.1 million at October 2, 2016. These changes were due primarily to strong collections and linearity in shipments during 2017 YTD. Current liabilities decreased $17.6 million to $302.0 million at April 2, 2017 from $319.6 million at October 2, 2016 due primarily to timing of payments.

Microsemi Corporation	23

Net cash used in investing activities was $43.4 million for 2017 YTD and consisted of purchases of property and equipment of $26.5 million and acquisitions and divestitures, net of cash acquired of $17.0 million, partially offset by $0.1 million in proceeds from the sale of short-term investments. Net cash used in investing activities was $1.7 billion for 2016 YTD and consisted of $23.0 million in purchases of property and equipment and $1,671.1 million in payments for acquisitions, partially offset by $0.3 million in proceeds from the sale of short-term investments.
Net cash (used in) provided by financing activities was $154.0 million for 2017 YTD compared to $1,502.2 million for 2016 YTD, respectively. Net cash used in financing activities in 2017 YTD consisted of $385.4 million in repayments of our Credit Facility (as defined below), $1.2 million in Credit Facility issuance costs and $3.9 million in payments of stock settled tax withholdings, partially offset by $235.0 million in proceeds from the Credit Facility and $1.5 million in net proceeds from the exercise of stock options. Net cash provided by financing activities in 2016 YTD consisted of $296.4 million in repayments of our Credit Facility, $50.9 million for Credit Facility issuance costs, $1,043.0 million in extinguishment of debt and $36.5 million in payments of stock settled tax withholdings, partially offset by $4.0 million in net proceeds from the exercise of stock options and $2,925.0 million in credit facility proceeds. Please refer to Note 5, "Credit Agreement" of our notes to unaudited condensed consolidated financial statements for a discussion of our Credit Facility.
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
Interest Rates
On April 25, 2017, we entered into Amendment No. 3 to our Credit Agreement ("Amendment No. 3"). Amendment No. 3 provides for, among other things (i) new pricing terms for any revolving loans that may be outstanding from time to time under the Credit Agreement and (ii) new pricing terms for the Term Loan A Facility. The new pricing terms do not vary depending on our consolidated net leverage ratio or any other financial maintenance covenant. Amendment No. 3 also fixes the commitment fee for the unused portion of the Revolving Facility at 0.25%. Immediately following the Amendment No. 3, the principal amounts outstanding, Eurodollar Rate loans and interest rate information under the Credit Agreement, were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$—	3.75%	0.75%	1.75%	—%	2.74%
Term Loan A Facility	$778.1	3.75%	0.75%	1.75%	—%	2.74%
Term Loan B Facility	$844.7	3.75%	1.25%	2.25%	—%	3.24%

Microsemi Corporation	24

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2017.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Microsemi Corporation	26

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

Microsemi Corporation	27

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

Microsemi Corporation	28

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

Microsemi Corporation	29

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our financial condition, cash flows, results of operations and stock price may be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between April 3, 2016 and April 2, 2017, the market sale price of our common stock ranged between a low of $29.68 and a high of $57.97. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	30

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
We have experienced delays and reduction in appropriations on programs that include our products. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. Furthermore, if the U.S. government fails to complete its current budget process or to provide for a continuing resolution to fund government operations, another federal government shutdown may result in the near future, during which time we may experience further delays and reductions in appropriations or reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs, may adversely impact the contracting environment and our operating results.
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

Microsemi Corporation	31

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

Microsemi Corporation	32

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

Microsemi Corporation	33

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

Microsemi Corporation	34

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

Microsemi Corporation	36

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	41

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

On July 21, 2015, Microsemi Corporation's Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company's common stock before July 31, 2017. Repurchases under this authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternatives and general market and business conditions. During the quarter ended April 2, 2017, the Company did not repurchase any shares under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

Microsemi Corporation	42

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

10.1
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 26, 2017)

10.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 26, 2017)

10.3
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on April 27, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	43

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsemi Corporation

By	/s/ John W. Hohener
John W. Hohener
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)
 Dated: April 28, 2017

Microsemi Corporation	44

Exhibit Index

Exhibit Number	Description
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

10.1
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on January 26, 2017)

10.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Microsemi Corporation on January 26, 2017)

10.3
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on April 27, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2017††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	45