Form 10-Q
period 2017-07-02
MICROSEMI CORP
filed 2017-07-28
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended July 2, 2017
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
The number of outstanding shares of Common Stock on July 25, 2017 was 115,684,234.

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

The unaudited condensed consolidated statements of operations and comprehensive income (loss) for the quarter and nine months ended July 2, 2017 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited condensed consolidated statement of cash flows for the nine months ended July 2, 2017, and the comparative unaudited condensed consolidated financial statements for the corresponding period of the prior year, together with the unaudited condensed consolidated balance sheets as of July 2, 2017 and October 2, 2016, are included herein.
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

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	July 2, 2017	October 2, 2016
Assets
Current assets:
Cash and cash equivalents	$166.4	$189.5
Accounts receivable, net of allowances of $43.5 at July 2, 2017 and $41.7 at October 2, 2016	246.5	245.2
Inventories	231.9	213.1
Other current assets	77.3	73.2
Assets held for sale	—	13.9
Total current assets	722.1	734.9
Property and equipment, net	192.8	174.9
Goodwill	2,500.4	2,479.4
Intangible assets, net	800.0	934.6
Deferred income taxes, net	32.6	37.3
Other assets	74.9	61.9
Total assets	$4,322.8	$4,423.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$129.0	$112.8
Accrued liabilities	139.6	166.1
Current maturity of long-term debt	50.9	40.7
Total current liabilities	319.5	319.6
Long-term debt	1,909.0	2,138.5
Deferred income taxes	109.7	120.2
Other long-term liabilities	124.0	115.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 115.7 issued and outstanding at July 2, 2017 and 113.6 issued and outstanding at October 2, 2016	23.1	22.7
Capital in excess of par value of common stock	1,414.9	1,357.8
Retained earnings	424.8	350.6
Accumulated other comprehensive loss	(2.2)	(2.2)
Total stockholders’ equity	1,860.6	1,728.9
Total liabilities and stockholders' equity	$4,322.8	$4,423.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended		Nine Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$458.1	$431.4	$1,336.5	$1,204.9
Cost of sales (excluding amortization of intangible assets below)	165.4	164.5	483.2	549.6
Gross profit	292.7	266.9	853.3	655.3
Operating expenses
Selling, general and administrative	76.8	82.9	243.1	265.8
Research and development costs	85.1	83.0	254.3	225.7
Amortization of intangible assets	49.6	44.9	141.6	115.6
Restructuring, severance and facilities charges	11.2	4.9	19.4	58.3
Total operating expenses	222.7	215.7	658.4	665.4
Operating income (loss)	70.0	51.2	194.9	(10.1)
Other income (expense)
Interest expense, net	(23.5)	(46.8)	(75.4)	(93.0)
Other expense, net	(35.2)	(5.3)	(35.5)	(83.7)
Gain (loss) on divestiture	—	125.5	(1.2)	125.5
Total other income (expense)	(58.7)	73.4	(112.1)	(51.2)
Income (loss) before income taxes	11.3	124.6	82.8	(61.3)
Provision for (benefit from) income taxes	(2.3)	9.4	8.5	11.8
Net income (loss)	$13.6	$115.2	$74.3	$(73.1)
Earnings (loss) per share
Basic	$0.12	$1.03	$0.65	$(0.69)
Diluted	$0.12	$1.00	$0.64	$(0.69)
Weighted-average common shares outstanding:
Basic	115.0	112.1	114.7	105.3
Diluted	117.2	114.6	116.8	105.3

Net income (loss)	$13.6	$115.2	$74.3	$(73.1)
Other comprehensive income, net of taxes
Translation adjustment	1.0	0.2	0.1	2.8
Unrealized actuarial loss on pension benefits	—	(0.1)	(0.1)	(0.2)
Other comprehensive income, net of taxes	1.0	0.1	—	2.6

Total comprehensive income (loss)	$14.6	$115.3	$74.3	$(70.5)

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Nine Months Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net income (loss)	$74.3	$(73.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177.5	150.2
Change in allowance for doubtful accounts	(0.3)	0.8
Amortization of deferred financing cost	11.4	30.4
(Gain) loss on divestiture	1.2	(125.5)
Loss on disposition or impairment of assets	0.5	1.3
Deferred income taxes	(5.6)	7.1
Charge for stock-based compensation	60.6	80.3
Change in assets and liabilities:
Accounts receivable	1.3	(18.7)
Inventories	(13.3)	64.4
Other current assets	6.2	0.3
Other assets	(15.9)	0.8
Accounts payable	12.2	(33.8)
Accrued liabilities	(16.5)	(33.7)
Other long-term liabilities	24.2	82.8
Net cash provided by operating activities	317.8	133.6
Cash flows from investing activities:
Purchases of property and equipment	(37.2)	(34.2)
Proceeds from the sale of short term investments	0.2	0.3
Acquisitions and divestitures, net of cash acquired	(43.5)	(1,350.3)
Net cash used in investing activities	(80.5)	(1,384.2)
Cash flows from financing activities:
Proceeds from debt	435.0	3,494.4
Repayments of debt	(661.3)	(1,082.2)
Payments of debt issuance costs	(1.7)	(53.8)
Extinguishments of debt	(29.2)	(1,198.1)
Payments for stock settled tax withholdings	(4.9)	(38.4)
Proceeds from exercise of stock options	1.7	4.1
Net cash (used in) provided by financing activities	(260.4)	1,126.0
Net increase (decrease) in cash and cash equivalents	(23.1)	(124.6)
Cash and cash equivalents at beginning of period	189.5	256.4
Cash and cash equivalents at end of period	$166.4	$131.8

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited condensed consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and nine months ended July 2, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

	Quarter Ended		Nine Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic
Net income (loss)	$13.6	$115.2	$74.3	$(73.1)
Weighted-average common shares outstanding	115.0	112.1	114.7	105.3
Basic earnings (loss) per share	$0.12	$1.03	$0.65	$(0.69)

Diluted
Net income (loss)	$13.6	$115.2	$74.3	$(73.1)
Weighted-average common shares outstanding for basic	115.0	112.1	114.7	105.3
Dilutive effect of stock awards	2.2	2.5	2.1	—
Weighted-average common shares outstanding on a diluted basis	117.2	114.6	116.8	105.3
Diluted earnings (loss) per share	$0.12	$1.00	$0.64	$(0.69)

There were no stock awards excluded in the computation of diluted earnings per share for the quarter and nine months ended July 2, 2017. For the quarter ended July 3, 2016, we excluded 0.2 million of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For the nine months ended July 3, 2016, all stock awards were excluded as we reported a net loss in this period.
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
Note 2 Inventories

Inventories are summarized as follows:

	July 2, 2017	October 2, 2016
Raw materials	$45.5	$32.8
Work in process	111.5	112.8
Finished goods	74.9	67.5
	$231.9	$213.1
Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	July 2, 2017	October 2, 2016
Amortizable intangible assets
Completed technology	$671.8	$572.6
Customer relationships	87.1	118.8
Backlog, trade name and other	0.1	2.2
	$759.0	$693.6

Non-amortizable intangible assets
Goodwill	$2,500.4	$2,479.4
In-process research and development	$41.0	$241.0

A reconciliation of goodwill for the nine months ended July 2, 2017 is as follows:

Balance as of October 2, 2016	$2,479.4
Adjustments from acquisitions and divestitures	21.0
Balance as of July 2, 2017	$2,500.4
The increase in goodwill is related primarily to an immaterial acquisition completed during the third quarter of 2017.

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Completed technology	$38.0	$32.4	$104.1	$76.9
Customer relationships	11.6	11.6	35.3	34.5
Backlog, trade name and other	—	0.9	2.2	4.2
	$49.6	$44.9	$141.6	$115.6
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$169.7	$144.5	$135.1	$134.3	$98.8	$76.6
Note 4 Income Taxes

For the quarter and nine months ended July 2, 2017, we recorded an income tax benefit of $2.3 million and an income tax provision of $8.5 million, respectively. For the quarter and nine months ended July 3, 2016, we recorded income tax provisions of $9.4 million and $11.8 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and nine months ended July 2, 2017, our income tax benefit and provision included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities and changes in effective tax rates in certain foreign jurisdictions. Our income tax benefit and provisions for the quarters and nine months ended July 2, 2017 and July 3, 2016, as applicable, were the combined calculated tax expenses, benefits and credits for various jurisdictions. Each quarter, we reassess the realizability of our deferred tax assets to determine the appropriateness of the valuation allowance. As of July 2, 2017, we believe that the deferred tax assets, net of valuation allowance, are appropriate.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 through 2016 generally remain subject to examination by federal and most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $17.9 million within the next twelve months.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and nine months ended July 2, 2017.
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

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 Debt

Credit Agreement
On April 25, 2017, we entered into Amendment No. 3 ("Amendment No. 3") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 3 provides for, among other things (i) new pricing terms for any revolving loans that may be outstanding from time to time under the Credit Agreement and (ii) new pricing terms for the term loan A facility. The new pricing terms do not vary depending on our consolidated net leverage ratio or any other financial maintenance covenant. Amendment No. 3 also fixes the commitment fee for the unused portion of the revolving credit facility at 0.25%.
On May 17, 2017, we entered into an Increase Revolving Joinder No. 1 to Credit Agreement (the “Increase Revolving Joinder”) with respect to an increase in revolving commitments under the Credit Agreement. The Increase Revolving Joinder provides for, among other things, a $50.0 million increase in total revolving commitments (the “Incremental Revolving Commitments”) under the Credit Agreement. After giving effect to the Increase Revolving Joinder, the Incremental Revolving Commitments are a part of the revolving credit facility under the Credit Agreement with total commitments in the amount of $375.0 million.
As of July 2, 2017, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$105.0	3.75%	0.75%	1.75%	—%	2.86%
Term Loan A Facility	$768.0	3.75%	0.75%	1.75%	—%	2.85%
Term Loan B Facility	$844.7	3.75%	1.25%	2.25%	—%	3.33%
As of July 2, 2017, the fair value of principal outstanding on the Credit Agreement was $1.7 billion. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Agreement are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.
Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $37.0 million as of July 2, 2017 and $44.0 million as of October 2, 2016.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of July 2, 2017.
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
On May 25, 2017, we repurchased a portion of our Notes with an aggregate principal amount of $170.8 million for a purchase price of $201.7 million, including accrued interest. This resulted in a loss on extinguishment of debt of $32.5 million, including the associated unamortized financing costs.
As of July 2, 2017, principal outstanding on the Notes was $279.2 million and the fair value of principal outstanding was $320.8 million. We classify this valuation as a Level 1 fair value measurement.

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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and nine months ended July 2, 2017, stock-based compensation expense was $16.7 million and $60.6 million, respectively. For the quarter and nine months ended July 3, 2016, stock-based compensation expense was $18.9 million and $57.2 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Nine Months Ended	Quantity	Weighted-Average Fair Value per Award
July 3, 2016
Restricted shares	1.2	$31.99
Restricted shares assumed from acquisition	1.9	$29.77
Performance stock units	0.3	$35.14

July 2, 2017
Restricted shares	1.5	$41.20
Performance stock units	0.2	$44.41

Microsemi Corporation	14

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
Note 7 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, sales to customers with a ship-to location in Hong Kong totaled 15% and 17% and in Taiwan totaled 12% and 10% for the quarter and nine months ended July 2, 2017, respectively and 19% and 18% in Hong Kong for the quarter and nine months ended July 3, 2016, respectively.
Note 8 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	11.9	6.6	0.9	19.4
Cash expenditures	(6.3)	(2.2)	(0.1)	(8.6)
Other non-cash settlement	—	0.1	—	0.1
Balance at July 2, 2017	$8.1	$9.1	$1.2	$18.4
We recorded net provisions for employee severance of $11.9 million for the nine months ended July 2, 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $6.6 million for the nine months ended July 2, 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.

Microsemi Corporation	16

Note 9 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.3 million and $1.7 million at July 2, 2017 and October 2, 2016, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

Microsemi Corporation	18

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended				Nine Months Ended
	July 2, 2017	July 3, 2016	Variance $	Variance %	July 2, 2017	July 3, 2016	Variance $	Variance %
Net sales	$458.1	$431.4	$26.7	6.2%	$1,336.5	$1,204.9	$131.6	10.9%
Gross profit	$292.7	$266.9	$25.8	9.7%	$853.3	$655.3	$198.0	30.2%
Gross margin	63.9%	61.9%	2.0%		63.8%	54.4%	9.4%
Net sales increased $26.7 million or 6.2% to $458.1 million for the quarter ended July 2, 2017 ("Q3 2017") from $431.4 million for the quarter ended July 3, 2016 ("Q3 2016") primarily due to an increase in sales volumes in our Aerospace & Defense, Data Center and Industrial end markets, partially offset by a decrease in sales volumes in our Communication end market. Net sales increased $131.6 million or 10.9% to $1,336.5 million for the nine months ended July 2, 2017 ("2017 YTD") from $1,204.9 million for the nine months ended July 3, 2016 ("2016 YTD"), primarily due to higher sales volumes in our Communications, Data Center and Industrial end market products. The Data Center and Communications end markets benefited from products from the PMC-Sierra, Inc. acquisition, which was consummated in January 2016. These increases were partially offset by a decrease in sales volumes in our Aerospace and Defense end market primarily due to a divestiture in May 2016. On July 27, 2017, we announced that we expect consolidated net sales for the fourth quarter of fiscal year 2017 of between approximately $463 million and $487 million.
Gross profit increased $25.8 million to $292.7 million (63.9% of net sales) for Q3 2017 from $266.9 million (61.9% of net sales) for Q3 2016, and increased $198.0 million to $853.3 million (63.8% of net sales) for 2017 YTD from $655.3 million (54.4% of net sales) for 2016 YTD. Gross margin improvement was primarily attributable to favorable product mix and improvements in manufacturing efficiencies. In addition, in Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition.
During 2017 YTD, we recorded net provisions for employee severance of $11.9 million and contract termination costs of $6.6 million. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $6.6 million primarily for the fair value at the cease-use date of operating lease liabilities for space we have excited. Facilities consisted of manufacturing sites, as well as sales, engineering, and administrative space.
For Q3 2017 and 2017 YTD, we recorded an income tax benefit of $2.3 million and an income tax provision of $8.5 million, respectively. For Q3 2016 and 2016 YTD, we recorded income tax provisions of $9.4 million and $11.8 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and nine months ended July 2, 2017, our income tax benefit and provision included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities and changes in effective tax rates in certain foreign jurisdictions. Our income tax benefit and provisions for the quarters and nine months ended July 2, 2017 and July 3, 2016, as applicable, were the combined calculated tax expenses, benefits and credits for various jurisdictions.
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

Recent Product Introductions
Microsemi marketed a number of recently introduced and updated products, including:

•
its SoftConsole version 5.1, the world's first available Windows-hosted Eclipse integrated development environment (IDE) for designs utilizing RISC-V open instruction set architectures (ISAs) such as RV32I, featuring a free software development environment enabling rapid production of C and C++ programming language designs for its field programmable gate arrays (FPGAs);

•
updated hardware on its TimeProvider® 5000 IEEE™ 1588 Precision Time Protocol (PTP) grandmaster clock to support Internet Protocol version 6 (IPv6) and multi-Global Navigation Satellite System (GNSS) constellation, ensuring better reception and higher security in a wide variety of telecommunications network applications;

•
its AcuEdge™ Development Kit for Amazon Alexa Voice Service (AVS), which delivers enhanced audio processing to improve voice recognition rates in adverse audio environments for emerging human to machine (H2M) applications in the internet of things (IoT), industrial internet of things (IIoT) and automated assistance markets;

•
new additions to its imaging/video solution supporting the popular Mobile Industry Processor Interface (MIPI) camera serial interface (CSI-2), enabling customers to use the company's power-efficient, highly secure IGLOO™2 FPGA and SmartFusion™2 system-on-chip (SoC) FPGA capabilities in CSI-2-based camera systems;

•
a new family of wideband plastic packaged and chip monolithic microwave integrated circuit (MMIC) devices, including four plastic packaged low noise amplifiers (LNAs), a wideband power amplifier (PA) chip and two plastic packaged switches; and

Microsemi Corporation	20

•
its latest version of Libero® SoC software, version 11.8, a comprehensive suite of FPGA design tools which includes significant enhancements such as mixed language simulation, best-in-class debugging capabilities and a new netlist viewer, as well as the introduction of a free evaluation license enabling users to evaluate Microsemi's flash-based FPGAs and SoC FPGAs.

Results of Operations
Net sales increased $26.7 million or 6.2% to $458.1 million for Q3 2017 from $431.4 million for Q3 2016. Net sales increased $131.6 million or 10.9% to $1,336.5 million for 2017 YTD from $1,204.9 million for 2016 YTD. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Aerospace & Defense	$114.2	$113.0	$337.5	$379.7
Communications	157.8	162.0	483.9	448.4
Data Center	113.0	92.2	312.9	181.8
Industrial	73.1	64.2	202.2	195.0
	$458.1	$431.4	$1,336.5	$1,204.9

Net sales in the Aerospace & Defense end market increased $1.2 million to $114.2 million in Q3 2017 from $113.0 million in Q3 2016 and decreased $42.2 million to $337.5 million in 2017 YTD from $379.7 million in 2016 YTD. The decline in 2017 YTD compared to 2016 YTD was primarily attributable to a divestiture. Absent the impact of this divestiture, year-to-date Aerospace & Defense sales would have increased year over year. Our aerospace outlook remains healthy. We believe we are benefiting from significant content growth both on newer aircraft models and upgrades to existing airframes, and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We are pleased with early results from our next generation radiation-tolerant device that was released late last year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market decreased $4.2 million to $157.8 million in Q3 2017 from $162.0 million in Q3 2016 and increased $35.5 million to $483.9 million in 2017 YTD from $448.4 million in 2016 YTD. This end market benefited in 2017 YTD from products from the PMC acquisition, as well as increased contributions of Ethernet switching, network synchronization, and clock management products. We believe the communications infrastructure market will move towards continued sales growth. We continue to experience growth in our timing products, driven by network synchronization and clock management products in communications infrastructure applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. Sales of legacy Ethernet switching products declined as growth in LTE and capital expenditures at carriers slowed with a pause in the wireless capital expenditure in China due to the 4G wind down. Sales of voice circuits also slowed in the quarter as a function of the continued PON softness in China. We are benefiting from the resulting shift of spending into wireline applications and the continuing emergence of 100G deployments in China and North America. We also announced next generation FPGA products solutions designed for the communications market, extending our leadership of our low power, security and reliability solutions.
Net sales in the Data Center end market increased $20.8 million to $113.0 million in Q3 2017 from $92.2 million in Q3 2016 and increased $131.1 million to $312.9 million in 2017 YTD from $181.8 million in 2016 YTD. The increase in Q3 2017 compared to Q3 2016 was primarily attributable to an increase in sales volumes due to the continued ramp of our enterprise storage solutions products and our flash controller products which continued to gain momentum with the majority of the increase in spending from our hyper scale customers. Amounts reported in this end market currently consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been

Microsemi Corporation	21

selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market increased $8.9 million to $73.1 million in Q3 2017 from $64.2 million in Q3 2016 and increased $7.2 million to $202.2 million in 2017 YTD from $195.0 million in 2016 YTD. Over the last year, this end market has been impacted by the decline in energy prices which has affected products used in exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2017 based on the strength of our ultra-low power RF products, recovering energy markets and several emerging market opportunities such as automotive charging stations in China, motor control applications for our FPGA products, and industrial automation opportunities for our Ethernet switching solutions.
Gross profit increased $25.8 million to $292.7 million (63.9% of net sales) for Q3 2017 from $266.9 million (61.9% of net sales) for Q3 2016 and increased $198.0 million to $853.3 million (63.8% of net sales) for 2017 YTD from $655.3 million (54.4% of net sales) for 2016 YTD. Gross margin improvements were primarily attributable to favorable product mix and improvements in manufacturing efficiencies. In addition, in Q2 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition.
Selling, general and administrative ("SG&A") expenses decreased $6.1 million to $76.8 million for Q3 2017 from $82.9 million in Q3 2016 and decreased $22.7 million to $243.1 million for 2017 YTD from $265.8 million for 2016 YTD. The decreases in SG&A expenses were due to the result of continued synergies attributed to our acquisition and divestiture activities in the prior year.
Research and development expense increased $2.1 million to $85.1 million for Q3 2017 from $83.0 million for Q3 2016 and increased $28.6 million to $254.3 million for 2017 YTD from $225.7 million for 2016YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses from 2017 YTD compared to 2016 YTD, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Completed technology	$38.0	$32.4	$104.1	$76.9
Customer relationships	11.6	11.6	35.3	34.5
Backlog, trade name and other	—	0.9	2.2	4.2
	$49.6	$44.9	$141.6	$115.6

Microsemi Corporation	22

The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	11.9	6.6	0.9	19.4
Cash expenditures	(6.3)	(2.2)	(0.1)	(8.6)
Other non-cash settlement	—	0.1	—	0.1
Balance at July 2, 2017	$8.1	$9.1	$1.2	$18.4
We recorded net provisions for employee severance of $11.9 million for 2017 YTD. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $6.6 million for 2017 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Interest expense, net, decreased $23.3 million to $23.5 million for Q3 2017 from $46.8 million for Q3 2016 primarily due to principal repayments and the positive impact of our credit facility repricing. Interest expense, net, decreased $17.6 million to $75.4 million for 2017 YTD from $93.0 million for 2016 YTD primarily due to timing of the PMC acquisition which occurred in the second quarter of 2016.
For Q3 2017 and 2017 YTD, we recorded an income tax benefit of $2.3 million and an income tax provision of $8.5 million, respectively. For Q3 2016 and 2016 YTD, we recorded income tax provisions of $9.4 million and $11.8 million, respectively. The difference in our effective tax rate from the U.S. statutory rate of 35% primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During Q3 2017 and 2017 YTD, our income tax benefit and provision included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities and changes in effective tax rates in certain foreign jurisdictions. Our income tax benefit and provisions for the quarters and nine months ended July 2, 2017 and July 3, 2016 were the combined calculated tax expenses, benefits and credits for various jurisdictions.
In December 2015, the U.S. government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. We are currently in a loss position for U.S. income tax purposes with a full valuation allowance; therefore, no benefit has been recognized for the quarter and nine months ended July 2, 2017.
CAPITAL RESOURCES AND LIQUIDITY
We had $166.4 million and $189.5 million in cash and cash equivalents at July 2, 2017 and October 2, 2016, respectively. During 2017 YTD, we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the United States may not be readily available to meet our domestic cash requirements.  We intend to reinvest prior and certain current year earnings from our foreign entities indefinitely.  Certain current year earnings from our foreign entities are not indefinitely reinvested and we recorded the tax impact in current year net income. We require a substantial amount of cash in the United States for strategic business initiatives including: purchases of property and equipment, accelerated principal payments on debt, potential repurchases of our common stock and potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider raising funds through debt or equity offerings or repatriate earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

Microsemi Corporation	23

Net cash provided by operating activities increased $184.2 million to $317.8 million during 2017 YTD from $133.6 million during 2016 YTD. A summary of net cash provided by operating activities during 2017 YTD and 2016 YTD is as follows:

	Nine Months Ended
	July 2, 2017	July 3, 2016
Net income (loss)	$74.3	$(73.1)
Depreciation and amortization	177.5	150.2
Change in allowance for doubtful accounts	(0.3)	0.8
Amortization of deferred financing cost	11.4	30.4
(Gain) loss on divestiture	1.2	(125.5)
Loss on disposition or impairment of assets	0.5	1.3
Deferred income taxes	(5.6)	7.1
Charge for stock-based compensation	60.6	80.3
Net change in working capital accounts	(10.1)	(21.5)
Net change in other long-term assets and liabilities	8.3	83.6
Net cash provided by operating activities	$317.8	$133.6

Accounts receivable increased $1.3 million to $246.5 million at July 2, 2017 from $245.2 million at October 2, 2016 primarily due to an acquisition completed during the third quarter of 2017. Inventories increased $18.8 million to $231.9 million at July 2, 2017 from $213.1 million at October 2, 2016 primarily due to additional inventory from an acquisition completed during the third quarter of 2017 and anticipated shipments during the fourth quarter of 2017. Current liabilities remained flat at July 2, 2017 and October 2, 2016.
Net cash used in investing activities was $80.5 million for 2017 YTD and consisted of purchases of property and equipment of $37.2 million and acquisitions and divestitures, net of cash acquired of $43.5 million, partially offset by $0.2 million in proceeds from the sale of short-term investments. Net cash used in investing activities was $1.4 billion for 2016 YTD and consisted of $34.2 million in purchases of property and equipment and $1.4 billion in payments for acquisitions, partially offset by $0.3 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was $260.4 million for 2017 YTD compared to $1.1 billion net cash provided by financing activities for 2016 YTD. Net cash used in financing activities in 2017 YTD consisted of $661.3 million in repayments of our credit facility, $29.2 million in extinguishment of debt, $1.7 million in credit facility issuance costs and $4.9 million in payments of stock settled tax withholdings, partially offset by $435.0 million in proceeds from the credit Facility and $1.7 million in net proceeds from the exercise of stock options. Net cash provided by financing activities in 2016 YTD consisted of $1.1 billion in repayments of our credit Facility, $53.8 million for credit facility issuance costs, $1.2 billion in extinguishment of debt and $38.4 million in payments of stock settled tax withholdings, partially offset by $4.1 million in net proceeds from the exercise of stock options and $3.5 billion in credit facility proceeds. Please refer to Note 5, "Debt" of our notes to unaudited condensed consolidated financial statements for a discussion of our Credit Agreement and Notes.
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

Microsemi Corporation	24

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
Interest Rates
On April 25, 2017, we entered into Amendment No. 3 ("Amendment No. 3") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 3 provides for, among other things (i) new pricing terms for any revolving loans that may be outstanding from time to time under the Credit Agreement and (ii) new pricing terms for the term loan A facility. The new pricing terms do not vary depending on our consolidated net leverage ratio or any other financial maintenance covenant. Amendment No. 3 also fixes the commitment fee for the unused portion of the revolving credit facility at 0.25%.
On May 17, 2017, we entered into an Increase Revolving Joinder No. 1 to Credit Agreement (the “Increase Revolving Joinder”) with respect to an increase in revolving commitments under the Credit Agreement. The Increase Revolving Joinder provides for, among other things, a $50.0 million increase in total revolving commitments (the “Incremental Revolving Commitments”) under the Credit Agreement. After giving effect to the Increase Revolving Joinder, the Incremental Revolving Commitments are a part of the revolving credit facility under the Credit Agreement with total commitments in the amount of $375.0 million.
As of July 2, 2017, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Eurodollar Floor	Applicable Rate
Revolving Facility	$105.0	3.75%	0.75%	1.75%	—%	2.86%
Term Loan A Facility	$768.0	3.75%	0.75%	1.75%	—%	2.85%
Term Loan B Facility	$844.7	3.75%	1.25%	2.25%	—%	3.33%
We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.

Microsemi Corporation	25

Foreign Currency Exchange Rates
We conduct a relatively small portion of our business in a number of foreign currencies, principally the European Union Euro, Canadian Dollar, British Pound, Israeli Shekel, Malaysian Ringgit, and Chinese Renminbi. We may receive some revenues in foreign currencies and purchase some inventory and services in foreign currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in exchange rates of foreign currencies relative to the U.S. dollar. Because transactions in foreign currencies have represented a relatively small portion of our business, foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. However, there can be no assurance future fluctuations in the value of foreign currencies will not have material adverse effects on our results of operations, cash flows or financial condition. We have conducted a limited foreign currency hedging program thus far. We have considered and may continue to consider expanding our foreign currency hedging program.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2017.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Microsemi Corporation	27

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

Microsemi Corporation	28

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

•	changes in tariffs and freight rates;

•	potentially longer payment cycles and difficulties in collecting receivables;

•	difficulties and enforcing contracts generally; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

Microsemi Corporation	29

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

Microsemi Corporation	30

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our financial condition, cash flows, results of operations and stock price may be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between July 3, 2016 and July 2, 2017, the market sale price of our common stock ranged between a low of $30.68 and a high of $57.97. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	31

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

Microsemi Corporation	34

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
Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, repurchases of our common stock and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans receivable with our foreign subsidiaries, it may be necessary for us to consider repatriation of earnings we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could materially and adversely affect our financial condition, cash flows, and results of operations.

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

Microsemi Corporation	35

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

Microsemi Corporation	36

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	42

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

On July 21, 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company's common stock before July 31, 2017. During the quarter ended July 2, 2017, the Company did not repurchase any shares under the stock repurchase program and will not make any purchases under this plan prior to its expiration. On July 27, 2017, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to $250.0 million of the Company's common stock before July 31, 2019. Repurchases under this authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternatives and general market and business conditions.

Microsemi Corporation	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

10.1
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on April 27, 2017)

10.2
Increase Revolving Joinder No. 1 to Credit Agreement, dated as of May 17, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on May 22, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	44

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
 Dated: July 28, 2017

Microsemi Corporation	45

Exhibit Index

Exhibit Number	Description
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

10.1
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on April 27, 2017)

10.2
Increase Revolving Joinder No. 1 to Credit Agreement, dated as of May 17, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on May 22, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 28, 2017††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.

Microsemi Corporation	46