Form 10-K
period 2017-10-01
MICROSEMI CORP
filed 2017-11-14
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sale price on March 31, 2017 was approximately $5,950,000,000.
The number of outstanding shares of Common Stock on November 9, 2017 was 117,594,115
Documents Incorporated by Reference
Part III:    Incorporated by reference are portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year ended October 1, 2017.

Microsemi Corporation	2

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	expectations concerning policy changes with respect to monetary, regulatory, tax, and trade, among others, and the effects of any such changes on our business and results of operations;

•	expectations regarding tax exposures and future tax rates, our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding potentially divergent laws and regulations, trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	demand, growth and sales expectations for our products;

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

•	beliefs our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us and will pay receivables when contractually due;

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

Microsemi Corporation	3

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on October 1, 2017 and September 27, 2015 consisted of fifty-two weeks and the fiscal year ended on October 2, 2016, consisted of fifty-three weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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
MARKETS
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

Microsemi Corporation	5

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Boeing 737 MAX, Airbus A350 and Airbus A320neo. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems. Microsemi continues to lead the market for semiconductor sales in this end market.

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

Recent Product Introductions
Microsemi marketed a number of recently introduced and updated products, including:

•
its BlueSky GPS Firewall, a breakthrough approach to protecting critical infrastructure against GPS spoofing and jamming threats, designed to provide security protection for GPS-delivered position, navigation and timing (PNT) data;

•
a new SyncServer S650 SAASM server incorporating a Selective Availability Anti-Spoofing Module (SAASM) to provide the U.S. Department of Defense (DOD) and other government agencies and approved suppliers a highly secure, accurate and flexible time and frequency platform for synchronizing mission-critical electronics systems and instrumentation applications in the defense market, such as satellite communications and defense operational infrastructure;

•
the production release of its Flashtec NVM Express (NVMe) 2108 eight-channel controllers, enabling leading enterprises and data centers worldwide to realize cost- and power-efficient high capacity solid state drives (SSDs);

•
four new miClockBuffer products, ZL40230, ZL30235 and ZL30240, and three new miSmartBuffer products, ZL40231, ZL40234, ZL40241 and ZL40260, in its portfolio of clock management fanout buffers, which expand Microsemi’s broad lineup of high performance devices targeted to applications within the communications, data center and enterprise markets;

•
its Switchtec PAX advanced fabric Gen3 PCIe switch providing high-performance fabric connectivity for scalable, multi-host systems and just a bunch of flash (JBOF) supporting single root input/output (I/O) virtualization (SR-IOV), NVMe and multi-function endpoints; and

•
its RTG4 high-speed signal processing radiation-tolerant field programmable gate array (FPGA) engineering samples, the first devices of their kind to be available in a ceramic quad flat pack (CQFP) package, which

Microsemi Corporation	6

conforms to the CQFP industry standard for space applications and features 352 pins to enable a more cost-effective integration.
Sales
Net sales were $1.81 billion, $1.65 billion and $1.25 billion in 2017, 2016 and 2015, respectively. Net sales by originating geographic area and end market are disclosed in Note 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which information is incorporated herein by reference. A discussion of the risks attendant to our international operations are included in Item 1A, Risk Factors, under the heading, "International operations and sales expose us to material risks and may increase the volatility of our operating results," which information is incorporated herein by reference. A discussion of results of operations may be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
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
MANUFACTURING AND SUPPLIERS
We rely on third party subcontractors, primarily in Asia, for wafer fabrication, assembly, testing and packaging of an increasing portion of our products. Over the last three years, at least 90% of our wafer, assembly and test requirements were sourced from third party foundries and subcontractors. We expect this percentage may increase due, in part, to the manufacturing of our next-generation products by third party subcontractors in Asia and from activity at recently acquired operations. By subcontracting manufacturing, we focus resources on design and test applications where we believe we have greater competitive advantages. This strategy also avoids high capital costs associated with owning and operating semiconductor wafer fabrication facilities. See "Risk Factors" under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our dependence on independent foundry subcontractors.
Many of our manufacturing and processing operations are controlled in accordance with aerospace, defense and other rigid commercial and industrial specifications. At our facilities with wafer processing capabilities, we manufacture and process products, starting from purchased silicon wafers. At our locations without wafer processing capabilities, processed wafers are sourced from third parties or our other facilities. We purchase silicon wafers, other semiconductor materials and packaging piece parts from domestic and international suppliers generally on long-term purchase commitments, that are cancelable on 30 to 90-days’ notice. In the ordinary course of business, we enter into cancelable purchase agreements with some of our major suppliers to supply products over periods of up to 18 months. We also purchase a portion of our finished wafers from several foundry sources. See "Risk Factors" under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our dependence on independent suppliers.

Microsemi Corporation	7

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
We spent $341.6 million, $309.1 million and $200.3 million in 2017, 2016 and 2015, respectively, for research and development. The principal focus of our research and development activities has been to improve processes and to develop new products that support the growth of our businesses. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
PATENTS, LICENSES, AND OTHER INTELLECTUAL PROPERTY RIGHTS
We have registered several of our trademarks with the U.S. Patent and Trademark Office and in foreign jurisdictions. We rely to some extent upon confidential trade secrets and patents to develop and maintain our competitive position. It is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous or cost-effective. We believe patent and mask work protection could grow in significance but presently is of less significance in our business than experience, innovation, and management skill. No individual patent contributed significantly to our 2017, 2016 or 2015 net sales.
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

Microsemi Corporation	8

Please see the information set forth under the subheading "Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete," within "Risk Factors" under Item 1A of this Annual Report on Form 10-K.
SALES TO THE U.S. GOVERNMENT
Approximately 26% of total net sales in 2017 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to U.S. government agencies or to subcontractors whose material sales are to U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including sequestration impacts similar to those we experienced under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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

Microsemi Corporation	9

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
SEASONALITY
Generally, we are affected by the seasonal trends of the semiconductor and related industries. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. These impacts can change from time to time and are not predictable. Factors that increase seasonality include, for example, holiday work schedules during our first fiscal quarter that tend to limit production and customer demand.
ENVIRONMENTAL REGULATIONS
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
EMPLOYEES
At the end of 2017, we employed approximately 2,100 persons domestically and 2,400 persons at our international facilities. None of our employees are represented by a labor union; however, some employees in Europe are represented by an employee works council pursuant to local regulations. We have experienced no work stoppages and believe our employee relations are good.

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

Microsemi Corporation	10

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

Microsemi Corporation	11

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
Net sales to international markets represent a significant portion of total net sales and totaled 67% in 2017. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Macau, Malaysia, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the recent vote in 2016 by the United Kingdom to leave the European Union;

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

•	compliance with and changes in import/export tariffs and regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

Microsemi Corporation	12

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

Microsemi Corporation	13

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our financial condition, cash flows, results of operations and stock price may be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between October 2, 2016 and October 1, 2017, the market sale price of our common stock ranged between a low of $37.11 and a high of $57.97. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	14

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
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including sequestration impacts similar to those we experienced under the Budget Control Act of 2011, constraints of the budgetary process, and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013. Furthermore, there is uncertainty with regards to policy changes and timing of those changes with respect to monetary, regulatory, tax, and trade, among others, under the current administration and legislature which could have a material adverse impact on our revenues, financial condition and results of operations.
We have experienced delays and reduction in appropriations on programs that include our products. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future

Microsemi Corporation	15

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
In 2012, severe flooding in certain regions of Thailand forced a shutdown of our operations in two subcontracted facilities in Thailand. The two Thailand facilities together accounted for as much as 5% of our total quarterly revenues at the time. In response to the impact of flooding at subcontractor facilities in Thailand, we implemented plans to move production to other facilities outside the affected area. Production capabilities at these other facilities compensated for the loss of production in the flooded facilities in Thailand and we believe we recovered from this event as of the end of 2012. However, unforeseen impacts on our customers, suppliers or subcontractors as a result of the flooding in Thailand, or other future natural disasters, could materially and adversely affect our financial condition, cash flows, and results of operations.
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

Microsemi Corporation	17

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
Changes in tax regulations or our tax provisions, exposure to additional income tax, or unfavorable results of tax examinations could affect our financial results.
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal, Canadian and Indian income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, the actual outcomes of examinations could result in large and unexpected tax liabilities for past tax periods and may have a material impact on our consolidated financial position, results of operations or cash flows. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates and benefits, changes in available credits and incentives, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, especially tax laws related to foreign operations, and the discovery of new information in the course of our tax return preparation process. Any of these changes could materially and adversely affect our financial condition, cash flows, and results of operations.
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
We have experienced, and expect to experience in future periods, fluctuations in net sales and operating results from period to period. Our projections and results may be subject to significant fluctuations as a result of a number of factors including:

•	the timing of orders from and shipment of products to major customers;

•	an unexpected reduction in sales to, or loss of, key customers;

•	customer payments that are unexpectedly delayed;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	delays or failures in testing and processing products for aerospace and defense applications;

•	inventory obsolescence or write-downs;

•	restructuring charges;

•	variations in the cost of components for our products;

Microsemi Corporation	18

•	limited availability of components we obtain from a single or a limited number of suppliers; and

•	seasonal and other fluctuations in demand for our products.
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

Microsemi Corporation	19

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

Microsemi Corporation	20

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

Microsemi Corporation	21

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

Microsemi Corporation	22

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

Microsemi Corporation	23

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

Microsemi Corporation	24

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

Microsemi Corporation	25

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

Microsemi Corporation	26

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
Connecticut
Simsbury*
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

Fiscal Year ended October 1, 2017	High	Low
1st Quarter	$57.32	$37.11
2nd Quarter	$57.97	$50.32
3rd Quarter	$53.28	$46.09
4th Quarter	$54.59	$46.67

Fiscal Year ended October 2, 2016	High	Low
1st Quarter	$39.56	$30.76
2nd Quarter	$39.16	$28.91
3rd Quarter	$38.54	$29.68
4th Quarter	$42.19	$30.68

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

(b)	Approximate Number of Common Equity Security Holders

Title of Class	Approximate Number of Record Holders (as of November 10, 2017)
Common Stock, $0.20 Par Value	919

The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

(c)	Dividends
We have not paid cash dividends in the last five years and have no current plans to do so. Our credit facility contains covenants that may limit the amount of cash dividends we may pay.

(d)	Performance Graph
The following graph compares the cumulative total return on the Company’s common stock for the five-year period ended October 1, 2017 to the total returns of 1) the "Nasdaq Composite Total Return" and 2) the "Nasdaq US Benchmark Electronics Components & Equipment". This comparison assumes in each case that $100 was invested at the close of market on September 28, 2012, the last trading day immediately preceding the Company's fifth preceding fiscal year, and that any dividends were reinvested. The Company’s fiscal year ends on the Sunday generally closest to

Microsemi Corporation	29

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

Microsemi Corporation	30

ITEM 6.	SELECTED FINANCIAL DATA

	For the five fiscal years in the period ended on October 1, 2017
	(Amounts in millions, except per share data)
	2017	2016	2015	2014	2013
Selected Consolidated Income Statement Data:
Net sales	$1,811.8	$1,655.0	$1,245.6	$1,138.3	$975.9
Gross profit	$1,157.5	$937.1	$684.3	$611.5	$557.2
Operating income	$270.3	$53.7	$122.6	$54.2	$89.4
Net income (loss)	$176.3	$(32.6)	$84.6	$23.1	$43.7
Earnings (loss) per share
Basic	$1.54	$(0.31)	$0.90	$0.25	$0.49
Diluted	$1.51	$(0.31)	$0.88	$0.24	$0.48
Weighted-average shares outstanding
Basic	114.9	107.0	94.2	92.9	89.5
Diluted	117.1	107.0	95.9	94.5	91.3
Selected Consolidated Balance Sheet Data:
Working capital	$347.5	$415.3	$508.8	$457.4	$489.4
Total assets	$4,323.1	$4,423.0	$2,432.0	$2,056.4	$1,912.7
Long-term liabilities	$1,949.4	$2,374.5	$1,023.2	$779.6	$747.4
Stockholders’ equity	$1,994.3	$1,728.9	$1,207.2	$1,115.6	$1,032.2

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
Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	2017	2016	2017 vs 2016 $	2017 vs 2016%	2015	2016 vs 2015 $	2016 vs 2015%
Net sales	$1,811.8	$1,655.0	$156.8	9.5%	$1,245.6	$409.4	32.9%
Gross profit	$1,157.5	$937.1	$220.4	23.5%	$684.3	$252.8	36.9%
Gross margin	63.9%	56.6%	7.3%		54.9%	1.7%
As discussed further in "Results of Operations", we recorded net sales increase in 2017 as compared to 2016. On November 9, 2017, we announced we expect our consolidated net sales for the first quarter of 2018 to be between $448 million and $472 million. Net sales increased $156.8 million or 9.5%, to $1.81 billion for 2017 from $1.65 billion for 2016 primarily due to an increase in sales volumes in our Communications, Data Center, and Industrial end markets, partially offset by a decrease in sales volumes in our Aerospace & Defense end market. Net sales increased $409.4 million or 32.9% between 2016 and 2015, from $1.25 billion for 2015.
Gross profit increased $220.4 million between 2017 and 2016, to $1.16 billion (63.9% of sales) for 2017 from $937.1 million (56.6% of sales) for 2016 and increased $252.8 million between 2016 and 2015, from $684.3 million (54.9% of sales) for 2015. Gross margin improvement during 2017 was primarily attributable to favorable product mix and improvements in manufacturing efficiencies. During 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the acquisition of PMC-Sierra, Inc. ("PMC"). During 2015, we recorded expense from manufacturing profit in acquired inventory of $22.0 million related to our acquisition of Vitesse Semiconductor Corporation ("Vitesse"). Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns.
As discussed further in "Results of Operations", during 2017, we recorded net provisions for employee severance of $14.7 million, net provisions for contract termination costs of $6.6 million and net provisions for other associated costs for restructuring of $1.9 million.
We recorded a benefit from income taxes of $40.2 million on pretax income of $136.1 million in 2017 compared to a provision for income taxes of $7.2 million on pretax loss of $25.4 million in 2016 and a provision for income taxes of $12.3 million on pretax income of $96.9 million in 2015. For each of these years, the benefit from or provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets. The tax provisions were offset by tax benefits related to the release of valuation allowances and the reversal of certain deferred tax liabilities. We had cumulative operating losses for the three years ended in 2017 for our U.S. operations and several foreign operations and have provided a full valuation allowance accordingly on certain of our U.S. and foreign net

Microsemi Corporation	32

deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
Our valuation allowance decreased $77.2 million in 2017 and increased $205.9 million in 2016. The 2017 decrease was primarily due to the releases of domestic and certain foreign valuation allowances and the remeasurement of deferred tax liabilities, and the 2016 increase was primarily due to increases in net deferred tax assets from operations and acquisitions that are not more likely than not realizable.
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
Approximately 26% of total net sales in 2017 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to direct sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including sequestration impacts similar to those we experienced under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013. (See Part I, Item 1A, Risk Factors, "Reliance on government contracts for a significant portion of our sales could have a material adverse effect on results of operations.").
Markets
Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Boeing 737 MAX, Airbus A350 and Airbus A320neo. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace include radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems. Microsemi continues to lead the market for semiconductor sales in this end market.

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

Microsemi Corporation	33

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

Recent Product Introductions
Microsemi marketed a number of recently introduced and updated products, including:

•
its BlueSky GPS Firewall, a breakthrough approach to protecting critical infrastructure against GPS spoofing and jamming threats, designed to provide security protection for GPS-delivered position, navigation and timing (PNT) data;

•
a new SyncServer S650 SAASM server incorporating a Selective Availability Anti-Spoofing Module (SAASM) to provide the U.S. Department of Defense (DOD) and other government agencies and approved suppliers a highly secure, accurate and flexible time and frequency platform for synchronizing mission-critical electronics systems and instrumentation applications in the defense market, such as satellite communications and defense operational infrastructure;

•
the production release of its Flashtec NVM Express (NVMe) 2108 eight-channel controllers, enabling leading enterprises and data centers worldwide to realize cost- and power-efficient high capacity solid state drives (SSDs);

•
four new miClockBuffer products, ZL40230, ZL30235 and ZL30240, and three new miSmartBuffer products, ZL40231, ZL40234, ZL40241 and ZL40260, in its portfolio of clock management fanout buffers, which expand Microsemi’s broad lineup of high performance devices targeted to applications within the communications, data center and enterprise markets;

•
its Switchtec PAX advanced fabric Gen3 PCIe switch providing high-performance fabric connectivity for scalable, multi-host systems and just a bunch of flash (JBOF) supporting single root input/output (I/O) virtualization (SR-IOV), NVMe and multi-function endpoints; and

•
its RTG4 high-speed signal processing radiation-tolerant field programmable gate array (FPGA) engineering samples, the first devices of their kind to be available in a ceramic quad flat pack (CQFP) package, which conforms to the CQFP industry standard for space applications and features 352 pins to enable a more cost-effective integration.

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

Microsemi Corporation	34

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
Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and impairments of excess capacity on facilities and contracts. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments and when formal severance plans exist, when the severance payments are probable and reasonably estimable. The impairments of excess capacity on facilities and contracts results in charges for termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for on leased facilities when we have vacated the premises or ceased use of a functionally separate portion of the facility.
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

Microsemi Corporation	35

Accounting For Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more likely than not some or all of the deferred tax assets will not be realized. We recognize uncertain tax positions when they meet a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
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
Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

Microsemi Corporation	36

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast indicates continuing losses associated with the use of an asset.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2017 and noted no significant factors to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often third party specialists are used to assist in area of valuation requiring complex estimation.
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
RESULTS OF OPERATIONS
Net sales increased $156.8 million or 9.5%, to $1.81 billion for 2017 from $1.65 billion for 2016 primarily due to an increase in sales volumes in our Communications, Data Center, and Industrial end markets, partially offset by a decrease in sales volumes in our Aerospace & Defense end market. Net sales increased $409.4 million or 32.9% between 2016 and 2015, from $1.25 billion for 2015.
Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end markets is as follows (amounts in millions):

Microsemi Corporation	37

	2017	2016	2015
Aerospace & Defense	$473.4	$495.4	$527.2
Communications	641.0	618.0	439.8
Data Center	421.4	276.9	11.9
Industrial	276.0	264.7	266.7
Total	$1,811.8	$1,655.0	$1,245.6

Net sales in the Aerospace & Defense end market decreased $22.0 million in 2017 from $495.4 million in 2016 and decreased $31.8 million between 2016 and 2015 from $527.2 million in 2015. The declines in each year were primarily attributable to a divestiture in May 2016 that operated a non-strategic component of a board level systems and packaging business. Absent the impact of this divestiture, year-to-date Aerospace & Defense sales would have increased year over year. Our aerospace outlook remains healthy. We believe we are benefiting from significant content growth both on newer aircraft models and upgrades to existing airframes, and our differentiated highly-reliable and secure FPGA technology will contribute to growth in this end market. We also expect satellite sales, which includes higher margin FPGA products, to improve over the upcoming year. We are pleased with early results from our next generation radiation-tolerant device that was released late last year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products, growing foreign military sales and normalization of channel inventories. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $23.0 million to $641.0 million in 2017 from $618.0 million in 2016 and increased $178.2 million between 2016 and 2015 from $439.8 million in 2015. This end market benefited in 2017 and 2016 from products from the PMC acquisition which we consummated in January 2016 and benefited in 2015 from the Vitesse acquisition which was consummated in April 2015, as well as increased contributions of Ethernet switching, network synchronization, and clock management products. We continue to experience growth in our timing products, driven by network synchronization and clock management products in communications infrastructure applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. Sales of legacy Ethernet switching products have declined as growth in LTE and capital expenditures at carriers slowed with a pause in the wireless capital expenditure in China due to the 4G wind down. Sales of voice circuits have also slowed recently as a function of continued passive optical network softness in China. We are benefiting from the resulting shift of spending into wireline applications and the continuing emergence of 100G deployments in China and North America. In 2017, we also announced next generation FPGA products solutions designed for the communications market, extending our leadership of our low power, security and reliability solutions.
Net sales in the Data Center end market increased $144.5 million between 2017 and 2016 with net sales of $421.4 million in 2017 and $276.9 million in 2016 and increased $265.0 million between 2016 and 2015 from $11.9 million in 2015. The increase in 2017 compared to 2016 was primarily attributable to an increase in sales volumes due to the continued ramp of our enterprise storage solutions products and our flash controller products which continued to gain momentum with the majority of the increase in spending from our hyperscale customers. Amounts reported in this end market currently consist of the storage controllers, interconnect devices and board level products from the acquisition of PMC along with various power management and Ethernet switching products from Microsemi’s existing portfolio which have been selling into Data Center applications.  Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go to market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth data center market.
Net sales in the Industrial end market increased $11.3 million to $276.0 million in 2017 from $264.7 million in 2016 and decreased $2.0 million between 2016 and 2015 from $266.7 million in 2015. In recent years, this end market has been impacted by the decline in energy prices which has affected products used in exploration applications but has benefited from increased shipments of ultra-low power radios in medical applications, as well as from broad-based strength for our power products in the plasma and semiconductor capital equipment markets. We continue to forecast modest growth for 2018 based on the strength of our ultra-low power RF products, recovering energy markets and several emerging market opportunities such as automotive charging stations in China, motor control applications for our FPGA products, and industrial automation opportunities for our Ethernet switching solutions.

Microsemi Corporation	38

Net sales by geographic area based on a customer's ship-to location are as follows (amounts in millions):

	2017	2016	2015
United States	$597.8	$628.2	$610.0
Europe	230.7	222.8	189.8
Asia	922.0	749.2	399.7
Other	61.3	54.8	46.1
Total	$1,811.8	$1,655.0	$1,245.6

Gross profit increased $220.4 million between 2017 and 2016, to $1.16 billion (63.9% of sales) for 2017 from $937.1 million (56.6% of sales) for 2016 and increased $252.8 million between 2016 and 2015, from $684.3 million (54.9% of sales) for 2015. Gross margin improvement during 2017 was primarily attributable to favorable product mix and improvements in manufacturing efficiencies. During 2016, we recorded costs related to manufacturing profit in acquired inventory of $66.2 million related to the PMC acquisition. During 2015, we recorded expense from manufacturing profit in acquired inventory of $22.0 million related to our acquisition of Vitesse. Adjusting for these costs, gross margin improvements were primarily attributable to favorable product mix, including from products from the PMC acquisition, and improvements in manufacturing efficiencies. In 2016, we also recorded $4.0 million in inventory reserves related to the shutdown of a wafer fabrication facility. We periodically evaluate the profitability of our various offerings. Should the actual or expected profitability fall below an acceptable threshold, we may decide to stop offering a product, in part to reallocate manufacturing, operations, engineering, sales and support resources to products we expect to generate greater returns.
Selling, general and administrative ("SG&A") expenses decreased $21.7 million between 2017 and 2016 to $330.7 million in 2017 from $352.4 million in 2016 primarily due to continued synergies attributed to our acquisition and divestiture activities in the prior year. SG&A increased $102.9 million between 2016 and 2015 from $249.5 million in 2015 due to incremental operating expenses attributed to our acquisitions and costs associated with our divestiture activities. During 2016, we recorded costs of $31.4 million primarily related to the acquisition of PMC and divestiture of a non-strategic component of a board level systems and packaging business. We also incurred acquisition-related costs of $6.2 million in 2015 primarily related to the acquisition of Vitesse.
Research and development expense increased $32.5 million between 2017 and 2016 to $341.6 million in 2017 from $309.1 million in 2016 and increased $108.8 million between 2016 and 2015 from $200.3 million in 2015. While incremental costs from recent acquisitions contributed to increased research and development expenses, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended October 1, 2017 are as follows (amounts in millions):

	2017	2016	2015
Completed technology	$143.7	$108.7	$50.4
Customer relationships	45.7	46.5	44.6
Backlog, trade name and other	2.3	6.0	1.5
	$191.7	$161.2	$96.5
The increases in amortization in 2017 and 2016 was primarily due to acquired intangibles related to our acquisitions of PMC in 2016 and Vitesse in 2015 and amortization of IPR&D that were completed during 2017, partially offset by intangible assets that reached their amortizable lives.
Restructuring charges amounted to $23.2 million in 2017 compared to $60.7 million in 2016 and $15.4 million in 2015. The variances relate to the timing and announcement of restructuring activities, primarily related to severance and facility shutdown costs and actions following our acquisitions of PMC in 2016 and Vitesse in 2015.

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
The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	15.0	6.7	1.9	23.6
Reversal of prior provision	(0.3)	(0.1)	—	(0.4)
Cash expenditures	(8.6)	(3.2)	(0.4)	(12.2)
Other non-cash settlement	(0.1)	0.4	(0.2)	0.1
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
We recorded net provisions for employee severance of $14.7 million for 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $6.7 million for 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted primarily of sales, engineering and administrative space, as well as manufacturing space. We recorded a $0.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded provisions for other associated costs for restructuring of $1.9 million for 2017, which consisted of facility and equipment impairments and facility relocation costs.
Interest expense, net, was $97.7 million in 2017, $120.1 million in 2016 and $27.3 million in 2015. The decrease in interest expense between 2017 and 2016 was primarily due to the principal repayments on our credit facility, the positive impact of our credit facility repricing and a repurchase of a portion of our Notes during 2017. The increase in interest expense between 2016 and 2015 was primarily due to financing of the PMC acquisition which occurred in the second quarter of 2016.
Other income (expense), net, was $(36.5) million in 2017, $41.0 million in 2016 and $1.6 million in 2015. Other expense in 2017 consisted primarily of the debt extinguishment charge related to the repurchase of a portion of our Notes during the year. The increase in other income (expense), net, between 2016 and 2015 was primarily due to the gain from divestitures of $125.5 million, partially offset by the debt extinguishment charges of $76.9 million consisting of $61.3 million we paid in connection with the Credit Agreement (as defined in Note 7 "Debt" of our notes to consolidated financial statements below), $3.0 million we paid in connection with the refinancing of our term loan A facility and term loan B facility, and $12.6 million related to prior deferred financing fees we expensed in connection with the termination of our prior senior secured credit agreement and extinguishment of amounts that exited the term loan A facility and term loan B facility syndicate.
We recorded a benefit from income taxes of $40.2 million on pretax income of $136.1 million in 2017 compared to a provision for income taxes of $7.2 million on pretax loss of $25.4 million in 2016 and a provision for income taxes of $12.3 million on pretax income of $96.9 million in 2015. For each of these years, the benefit from or provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets. The tax provisions were offset by tax benefits related to the release of valuation allowances and the reversal of certain deferred

Microsemi Corporation	40

tax liabilities. We had cumulative operating losses for the three years ended in 2017 for our U.S. operations and several foreign operations and have provided a full valuation allowance accordingly on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
Our valuation allowance decreased $77.2 million in 2017 and increased $205.9 million in 2016. The 2017 decrease was primarily due to the releases of domestic and certain foreign valuation allowances and the remeasurement of deferred tax liabilities, and the 2016 increase was primarily due to increases in net deferred tax assets from operations and acquisitions that are not more likely than not realizable.
CAPITAL RESOURCES AND LIQUIDITY
We had $144.9 million and $189.5 million in cash and cash equivalents at October 1, 2017 and October 2, 2016, respectively, and financed our operations with cash generated from operations. We believe through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents of $89.4 million at October 1, 2017. These balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for strategic business initiatives including: purchases of property and equipment, accelerated principal payments on debt, potential repurchases of our common stock and potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider raising funds through debt or equity offerings or repatriate earnings that we have designated as permanently reinvested. We intend to reinvest prior and certain current year earnings from our foreign entities indefinitely. Certain current year earnings from our foreign entities are not indefinitely reinvested and we recorded the tax impact in current year net income. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.
Net cash provided by operating activities was $474.7 million, $274.6 million, and $269.3 million in 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, net cash provided by operating activities was reduced by restructuring activities resulting in payments of $12.2 million, $36.2 million, and $19.5 million, respectively. The net increase in working capital accounts between 2017 and 2016 was primarily due to timing of collections and payments and an increase in inventory due to increased linearity in shipments and anticipated shipments in the following quarter. The net increase in working capital accounts between 2016 and 2015 was primarily due to the PMC acquisition.
A summary of net cash provided by operating activities in 2017, 2016 and 2015 is as follows (amounts in millions):

	2017	2016	2015
Net income (loss)	$176.3	$(32.6)	$84.6
Depreciation	48.7	46.1	36.2
Amortization	191.7	161.2	96.5
Change in allowance for doubtful accounts	(0.2)	0.7	(0.2)
Amortization of deferred financing cost	13.3	33.1	1.6
(Gain) loss on divestiture	1.2	(125.5)	—
(Gain) loss on disposition or impairment of assets	(2.7)	1.6	(1.1)
Deferred income taxes	31.0	(32.6)	(8.0)
Valuation allowance on deferred income taxes	(77.2)	35.3	13.3
Charge for stock-based compensation	89.0	101.1	49.8
Net change in working capital accounts	15.4	(5.7)	6.6
Net change in other long term assets and liabilities	(11.8)	91.9	(10.0)
Net cash provided by operating activities	$474.7	$274.6	$269.3

Net cash used in investing activities was $94.4 million, $1.41 billion and $403.2 million in 2017, 2016 and 2015, respectively. Net cash used in investing activities in 2017 consisted of $54.7 million in purchases of property and equipment and net cash paid of $43.8 million from previous acquisitions and divestitures, partially offset by $4.0 million of proceeds from the sale of property and $0.1 million of proceeds from the sales of short term investments. Net cash used in investing activities in 2016 consisted of $48.8 million in purchases of property and equipment and net cash

Microsemi Corporation	41

consideration of $1.69 billion for the acquisition of PMC, partially offset by $321.0 million of proceeds from divestitures and $0.4 million of proceeds from the sales of short term investments. Net cash used in investing activities in 2015 consisted of $44.1 million in purchases of property and equipment and net cash consideration of $363.9 million for the acquisition of Vitesse, partially offset by $4.2 million of proceeds from sale of property and $0.6 million of proceeds from the sales of short term investments.
Net cash used in financing activities was $424.9 million, $1.07 billion and $228.1 million in 2017, 2016 and 2015, respectively. Net cash used in financing activities in 2017 consisted of principal repayments of $826.5 million on our credit facility, $29.2 million in extinguishment of debt, $1.7 million in credit facility issuance costs, and $4.9 million in stock settled tax withholdings, partially offset by borrowings under our credit facility of $435.0 million and $2.4 million in proceeds from stock awards. Net cash provided by financing activities in 2016 primarily consisted of borrowings under our credit facility of $3.49 billion and $5.1 million in proceeds from stock awards, partially offset by principal repayments of the credit facility of $1.13 billion, $42.4 million in stock settled tax withholdings, $53.8 million in credit facility issuance costs, and $1.20 billion in extinguishment of debt. Net cash provided financing activities in 2015 primarily consisted of borrowings under our credit facility of $425.0 million and $47.6 million in proceeds from stock awards, partially offset by $8.7 million in credit facility issuance costs, $18.1 million in stock settled tax withholdings, $75.0 million for the repurchase of common stock, and principal prepayments on the credit facility of $142.7 million. Please refer to Note 7, "Debt" of our notes to consolidated financial statements for a discussion of our Credit Agreement and Notes.
Contractual Obligations
The following table summarizes our contractual payment obligations and commitments, excluding liability related to uncertain tax positions, at October 1, 2017 (amounts in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on Credit Agreement	$1,552.5	$61.1	$162.9	$1,328.5	$—
Principal payments on Notes	279.2	—	—	279.2	—
Interest and commitment fee on Credit Agreement	210.4	49.8	92.0	61.0	7.6
Interest on Notes	166.8	25.4	51.0	51.0	39.4
Other long-term liabilities	111.2	1.2	18.4	3.9	87.7
Operating leases	118.1	27.7	48.6	27.2	14.6
Purchase obligations	71.1	53.9	11.9	3.7	1.6
Total	$2,509.3	$219.1	$384.8	$1,754.5	$150.9

As of October 1, 2017, we recorded $71.1 million in long-term liabilities for accrued taxes related to uncertain tax positions and are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the liability related to uncertain tax positions has not been included in the contractual obligations table.
Payments of interest on our Credit Agreement in the contractual obligations table assumes we will make the minimum scheduled term loan principal payments and incur interest at the current effective interest rate. Payments of the commitment fee on our Credit Agreement assumes our revolving credit facility balance remains undrawn.
Off-Balance Sheet Arrangements
As of October 1, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Description of Business and Summary of Significant Accounting Policies" of our notes to consolidated financial statements for a discussion of recently issued accounting standards.

Microsemi Corporation	42

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Credit Risk
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including sequestration impacts similar to those we experienced under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the 2013 budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013.
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
In addition, net sales to international markets represent a significant portion of total net sales. Our net sales to international customers represented 67%, 62% and 51% of consolidated net sales for 2017, 2016 and 2015, respectively. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Interest Rates
Under our Credit Agreement, we may borrow under a "Base Rate" which approximates the prime rate plus an applicable margin or "Eurodollar Rate" which approximates LIBOR plus an applicable margin. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the revolving credit facility. At October 1, 2017, the commitment fee was 0.25%. At October 1, 2017, the principal amounts outstanding were Eurodollar Rate loans and interest rate information as of October 1, 2017 were as follows (dollar amounts in millions):

Microsemi Corporation	43

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving and swingline loans	$—	3.75%	0.75%	1.75%	2.98%
Term loan A	$757.8	3.75%	0.75%	1.75%	3.05%
Term loan B	$794.7	3.75%	1.25%	2.25%	3.55%
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of October 1, 2017.
On January 15, 2016, we completed the sale of $450.0 million of our Notes to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. On May 25, 2017, we repurchased a portion of our Notes with an aggregate principal amount of $170.8 million for a purchase price of $201.7 million, including accrued interest. This resulted in a loss on extinguishment of debt of $32.5 million, including the associated unamortized financing costs. As of October 1, 2017, the principal amount outstanding of our Notes was $279.2 million.

Microsemi Corporation	44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROSEMI CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

		Page
1	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	46

	Consolidated Balance Sheets at October 1, 2017 and October 2, 2016	47

	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three fiscal years in the period ended October 1, 2017	48

	Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended October 1, 2017	49

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended October 1, 2017	50

	Notes to Consolidated Financial Statements	51

2	Financial Statement Schedule

	Schedule for the fiscal years ended October 1, 2017, October 2, 2016 and September 27, 2015

	II – Valuation and Qualifying Accounts	73

	Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Microsemi Corporation	45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Microsemi Corporation

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(1), present fairly, in all material respects, the financial position of Microsemi Corporation and its subsidiaries as of October 1, 2017 and October 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Irvine, CA
November 14, 2017

Microsemi Corporation	46

MICROSEMI CORPORATION Consolidated Balance Sheets (amounts in millions, except par value)

	October 1, 2017	October 2, 2016
Assets
Current assets:
Cash and cash equivalents	$144.9	$189.5
Accounts receivable, net of allowances of $43.8 at October 1, 2017 and $41.7 at October 2, 2016	267.9	245.2
Inventories	239.1	213.1
Assets held for sale	—	13.9
Other current assets	75.0	73.2
Total current assets	726.9	734.9
Property and equipment, net	197.6	174.9
Goodwill	2,497.3	2,479.4
Intangible assets, net	752.3	934.6
Deferred income taxes, net	67.2	37.3
Other assets	81.8	61.9
Total assets	$4,323.1	$4,423.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$164.9	$112.8
Accrued liabilities	153.4	166.1
Current maturity of credit facility	61.1	40.7
Total current liabilities	379.4	319.6
Long term debt	1,735.6	2,138.5
Deferred income taxes	103.8	120.2
Other long-term liabilities	110.0	115.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1.0 shares; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 116.3 issued and outstanding at October 1, 2017 and 113.6 issued and outstanding at October 2, 2016	23.3	22.7
Capital in excess of par value of common stock	1,443.7	1,357.8
Retained earnings	526.9	350.6
Accumulated other comprehensive income (loss)	0.4	(2.2)
Total stockholders’ equity	1,994.3	1,728.9
Total liabilities and stockholders' equity	$4,323.1	$4,423.0

The accompanying notes are an integral part of these statements.

Microsemi Corporation	47

MICROSEMI CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
For each of the three fiscal years in the period ended October 1, 2017
(amounts in millions, except earnings per share)

	2017	2016	2015
Net sales	$1,811.8	$1,655.0	$1,245.6
Cost of sales (excluding amortization of intangible assets below)	654.3	717.9	561.3
Gross profit	1,157.5	937.1	684.3
Operating expenses:
Selling, general and administrative	330.7	352.4	249.5
Research and development costs	341.6	309.1	200.3
Amortization of intangible assets	191.7	161.2	96.5
Restructuring and severance charges	23.2	60.7	15.4
Total operating expenses	887.2	883.4	561.7
Operating income	270.3	53.7	122.6
Other expense
Interest expense, net	(97.7)	(120.1)	(27.3)
Other income (expense)	(36.5)	41.0	1.6
Total other expenses, net	(134.2)	(79.1)	(25.7)
Income (loss) before income taxes	136.1	(25.4)	96.9
Provision for (benefit from) income taxes	(40.2)	7.2	12.3
Net income (loss)	$176.3	$(32.6)	$84.6
Earnings (loss) per share
Basic	$1.54	$(0.31)	$0.90
Diluted	$1.51	$(0.31)	$0.88
Weighted-average common shares outstanding:
Basic	114.9	107.0	94.2
Diluted	117.1	107.0	95.9

Net income (loss)	$176.3	$(32.6)	$84.6
Other comprehensive income (loss), net of taxes
Translation adjustment	2.7	4.8	(1.6)
Unrealized actuarial loss on pension benefits	(0.1)	(3.9)	(0.3)
Other comprehensive income (loss), net of taxes	2.6	0.9	(1.9)

Total comprehensive income (loss)	$178.9	$(31.7)	$82.7

The accompanying notes are an integral part of these statements.

Microsemi Corporation	48

MICROSEMI CORPORATION Consolidated Statements of Stockholders' Equity For each of the three fiscal years in the period ended October 1, 2017 (amounts in millions)

	Common Stock		Capital in Excess of Par value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount
Balance at September 28, 2014	95.6	$19.1	$799.1	$298.6	$(1.2)	$1,115.6
Shares issued pursuant to stock awards	2.1	0.4	48.0	—	—	48.4
Tax withholding on restricted stock awards	—	—	(18.1)	—	—	(18.1)
Grants and forfeitures of restricted stock awards	0.1	—	—	—	—	—
Issuance of stock awards related to acquisition	—	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	49.8	—	—	49.8
Other comprehensive loss, net of tax	—	—	—	—	(1.9)	(1.9)
Repurchase of outstanding common stock	(2.7)	(0.5)	(74.5)	—	—	(75.0)
Net income	—	—	—	84.6	—	84.6
Balance at September 27, 2015	95.1	$19.0	$808.1	$383.2	$(3.1)	$1,207.2
Shares issued pursuant to stock awards	2.2	0.4	4.2	—	—	4.6
Tax withholding on restricted stock awards	(1.2)	(0.2)	(42.3)	—	—	(42.5)
Grants and forfeitures of restricted stock awards	0.8	0.2	(0.2)	—	—	—
Issuance of stock related to acquisition	15.8	3.2	471.3	—	—	474.5
Issuance of stock awards related to acquisition	0.1	—	15.7	—	—	15.7
Stock-based compensation expense	0.8	0.1	101.0	—	—	101.1
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Net loss	—	—	—	(32.6)	—	(32.6)
Balance at October 2, 2016	113.6	$22.7	$1,357.8	$350.6	$(2.2)	$1,728.9
Shares issued pursuant to stock awards	2.8	0.6	1.8	—	—	2.4
Tax withholding on restricted stock awards	(0.1)	—	(4.9)	—	—	(4.9)
Stock-based compensation expense	—	—	89.0	—	—	89.0
Other comprehensive income, net of tax	—	—	—	—	2.6	2.6
Net income	—	—	—	176.3	—	176.3
Balance at October 1, 2017	116.3	$23.3	$1,443.7	$526.9	$0.4	$1,994.3

The accompanying notes are an integral part of these statements.

Microsemi Corporation	49

MICROSEMI CORPORATION Consolidated Statements of Cash Flows For each of the three fiscal years in the period ended October 1, 2017 (amounts in millions)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$176.3	$(32.6)	$84.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	48.7	46.1	36.2
Amortization of intangible assets	191.7	161.2	96.5
Change in allowance for doubtful accounts	(0.2)	0.7	(0.2)
Amortization of deferred financing cost	13.3	33.1	1.6
Loss (gain) on divestitures	1.2	(125.5)	—
Loss (gain) on disposition or impairment of assets	(2.7)	1.6	(1.1)
Deferred income taxes	31.0	(32.6)	(8.0)
Valuation allowance on net deferred income taxes	(77.2)	35.3	13.3
Charge for stock-based compensation	89.0	101.1	49.8
Change in assets and liabilities (net of acquisitions and divestitures):
Accounts receivable	(20.2)	(22.1)	13.8
Inventories	(17.6)	80.2	11.1
Other current assets	8.7	(20.3)	(2.5)
Other assets	(19.8)	2.2	(7.6)
Accounts payable	47.2	(35.8)	(2.9)
Accrued liabilities	(2.7)	(7.7)	(12.9)
Other long-term liabilities	8.0	89.7	(2.4)
Net cash provided by operating activities	474.7	274.6	269.3
Cash flows from investing activities:
Purchases of property and equipment	(54.7)	(48.8)	(44.1)
Proceeds from the sale of short term investments	0.1	0.4	0.6
Proceeds from divestitures	(1.8)	321.0	—
Proceeds from the sale of property	4.0	—	4.2
Payments for acquisitions, net of cash acquired	(42.0)	(1,686.8)	(363.9)
Net cash used in investing activities	(94.4)	(1,414.2)	(403.2)
Cash flows from financing activities:
Proceeds from debt	435.0	3,494.3	425.0
Repayments of debt	(826.5)	(1,132.4)	(142.7)
Payment of debt issuance costs	(1.7)	(53.8)	(8.7)
Extinguishment of debt	(29.2)	(1,198.1)	—
Repurchase of common stock	—	—	(75.0)
Payments of stock settled tax withholdings	(4.9)	(42.4)	(18.1)
Proceeds from exercise of stock options	2.4	5.1	47.6
Net cash (used in) provided by financing activities	(424.9)	1,072.7	228.1
Net (decrease) increase in cash and cash equivalents	(44.6)	(66.9)	94.2
Cash and cash equivalents at beginning of year	189.5	256.4	162.2
Cash and cash equivalents at end of year	$144.9	$189.5	$256.4
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$104.9	$89.1	$27.4
Income taxes	$6.9	$11.2	$3.3

The accompanying notes are an integral part of these statements.

Microsemi Corporation	50

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
Fiscal Year
We report results of operations on the basis of fifty-two and fifty-three week periods. The fiscal years ended on October 1, 2017 and September 27, 2015 consisted of fifty-two weeks and the fiscal year ended on October 2, 2016, consisted of fifty-three weeks. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30.
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

Microsemi Corporation	51

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
The following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs indicated below and are as follows (amounts in millions):

	Fair Value Measurements Using:
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 1, 2017
Investment in marketable securities	$1.3	$1.3	$—	$—

October 2, 2016
Investment in marketable securities	$1.3	$1.3	$—	$—
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
Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate their carrying value may not be recoverable from the undiscounted estimated future cash flows expected to result from their use. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset.

Microsemi Corporation	52

Microsemi Corporation Notes to Consolidated Financial Statements

•	Significant changes in the extent or manner for which the asset is being used or in its physical condition including manufacturing plant closures.

•	A significant change, delay or departure in our business strategy related to the asset.

•	Significant negative changes in the business climate, industry or economic conditions.

•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast indicates continuing losses associated with the use of an asset.
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
Goodwill and Intangible Assets
We account for goodwill on an impairment-only approach and amortize intangible assets with definite useful lives over the benefit period, which approximates straight-line expense over the respective useful lives. We assess qualitative factors to determine whether it is more likely than not an indefinite-lived intangible asset such as goodwill is impaired as the basis for determining whether a quantitative impairment test is required. We assess definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. Whenever we determine there has been an impairment of goodwill or other intangible assets with indefinite lives, we will record an impairment charge against earnings. We operate as one reporting unit and an impairment charge would equal the excess of the carrying value of goodwill in our one reporting unit over its then fair value. The identification of intangible assets and determination of the fair value and useful lives are subjective in nature and often involve the use of significant estimates and assumptions. The judgments made in determining the estimated useful lives assigned to each class of assets can significantly affect net income. We completed our most recent qualitative analysis during the fourth quarter of 2017 and noted no significant factors existed during the fiscal year to indicate it was more likely than not the fair value of the reporting unit is less than its carrying amount.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including IPR&D, based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often third party specialists are used to assist in area of valuation requiring complex estimation.
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

Microsemi Corporation	53

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
Restructuring Charges
We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. The main components of our restructuring charges are workforce reductions and impairments of excess capacity on facilities and contracts. Workforce-related charges are accrued when it is determined a liability exists, which is generally when individuals have been notified of their expected termination dates and expected severance payments and when formal severance plans exist, when the severance payments are probable and reasonably estimable. The impairments of excess capacity on facilities and contracts results in charges for termination fees, future contractual commitments to pay lease charges net of estimated sublease income, facility remediation costs and moving costs to remove property and equipment from the facilities. We recognize charges for on leased facilities when we have vacated the premises or ceased use of a functionally separate portion of the facility.
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

Microsemi Corporation	54

Microsemi Corporation Notes to Consolidated Financial Statements

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
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share for 2017, 2016 and 2015 were calculated as follows (amounts in millions, except per share data):

	Fiscal Years
	2017	2016	2015
Basic
Net (loss) income	$176.3	$(32.6)	$84.6
Weighted-average common shares outstanding	114.9	107.0	94.2
Basic (loss) earnings per share	$1.54	$(0.31)	$0.90
Diluted
Net (loss) income	$176.3	$(32.6)	$84.6
Weighted-average common shares outstanding for basic	114.9	107.0	94.2
Dilutive effect of stock awards	2.2	—	1.7
Weighted-average common shares outstanding on a diluted basis	117.1	107.0	95.9
Diluted (loss) earnings per share	$1.51	$(0.31)	$0.88

For 2017, there were no stock awards excluded in the computation of diluted earnings per share. For 2016, all stock awards were excluded from the computation of diluted EPS as we reported a net loss. For 2015, 0.2 million awards, were excluded from the computation of diluted EPS as these stock awards would have been anti-dilutive.

Microsemi Corporation	55

Microsemi Corporation Notes to Consolidated Financial Statements

Concentration of Credit Risk and International Sales
Concentrations of credit risk exist because we rely on a number of customers whose principal sales are to the U.S. Government. Approximately 26% of total net sales in 2017 were in the Aerospace & Defense end market and while we service defense markets outside of the United States, a portion of sales in this end market correlate to sales to U.S. government agencies, customers whose principal sales are to the U.S. government agencies or to subcontractors whose material sales are to the U.S. government agencies. We, as a subcontractor, sell our products to higher-tier subcontractors or to prime contractors based upon purchase orders that usually do not contain all of the conditions included in the prime contract with the U.S. Government. However, these sales are usually subject to termination and/or price renegotiations by virtue of their reference to a U.S. Government prime contract. Therefore, we believe all of our product sales that ultimately are sold to the U.S. Government may be subject to termination, at the convenience of the U.S. Government or to price renegotiations under the Renegotiation Act. In addition, the shutdown of non-essential U.S. Government services in October 2013 and any future government shutdowns may significantly increase the risk of contract terminations or renegotiations. At least one of our contracts has been terminated in the past due to the termination of the underlying government contract. There can be no assurance we will not have contract termination or price renegotiation in the future, and any such termination or renegotiation could have a material adverse impact upon our revenues and results of operations.
In addition, net sales to international markets represent a significant portion of total net sales. Our net sales to international customers represented 67%, 62% and 51% of consolidated net sales for 2017, 2016 and 2015, respectively. These sales were principally to customers in Europe and Asia. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Recently Adopted Accounting Pronouncement
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18 which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We elected to early adopt this ASU and adoption did not impact our consolidated financial statements.
Recently Issued Accounting Standards not yet Adopted

In May 2014, the FASB issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of this ASU by one year. This ASU, as amended, will be effective for the Company beginning in the first quarter of 2019 and can be adopted either full retrospective or modified retrospective with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than 2018. We intend to adopt this ASU on a modified retrospective basis in the first quarter of 2019. We are still in the process of finalizing our analysis on the impact of the provisions of the new standards. Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. Based on our preliminary assessments, we do not expect the new guidance to have a material impact on the nature, amount, and timing of our revenue recognition. As we continue to assess the impact of the new guidance on our revenue contracts with our customers and finalize our evaluation of any changes to our accounting policies, internal controls and footnote disclosures, we may identify additional areas of impact and may revise the results of our preliminary assessment.
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

Microsemi Corporation	56

Microsemi Corporation Notes to Consolidated Financial Statements

performance obligations and accounting for licenses of intellectual property. We are currently assessing the adoption and impact of these ASUs on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This ASU will be effective for us beginning in the first quarter of 2020 on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for us beginning in the first quarter of fiscal 2021 on a modified retrospective basis and early adoption in 2020 is permitted. We are currently assessing the timing of adoption and impact of this ASU on our consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments of this ASU are effective for us beginning in the first quarter of 2020, with early adoption permitted. We are currently assessing the impact the timing of adoption and impact of this ASU on our consolidated financial statements.
Note 2 Inventories

Inventories consisted of the following components (amounts in millions):

	October 1, 2017	October 2, 2016
Raw materials	$42.5	$32.8
Work in progress	120.6	112.8
Finished goods	76.0	67.5
	$239.1	$213.1

Microsemi Corporation	57

Microsemi Corporation Notes to Consolidated Financial Statements

Note 3 Property and Equipment

Property and equipment consisted of the following components (dollar amounts in millions):

	Asset Life	October 1, 2017	October 2, 2016
Buildings	20-40 years	$41.8	$37.2
Machinery and equipment	3-10 years	498.8	439.3
Furniture and fixtures	5-10 years	9.0	8.9
Leasehold improvements	Shorter of asset life or life of lease	63.1	62.6
		612.7	548.0
Accumulated depreciation		(427.8)	(382.2)
Land		1.5	1.5
Construction in progress		11.2	7.6
		$197.6	$174.9

Depreciation expense was $48.7 million, $46.1 million and $36.2 million in 2017, 2016 and 2015, respectively.
Note 4 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components (dollar amounts in millions):

	October 1, 2017		October 2, 2016		Life (in years)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets
Completed technology	$1,076.8	$(405.9)	$907.7	$(335.1)	2 to 15
Customer relationships	323.4	(249.6)	338.0	(219.2)	4 to 15
Backlog, trade name and other	8.2	(7.6)	24.9	(22.7)	1 to 5
	$1,408.4	$(663.1)	$1,270.6	$(577.0)
Non-amortizable intangible assets
Goodwill	$2,497.3		$2,479.4
In-process research and development	$7.0		$241.0

A reconciliation of our goodwill for the years ended October 1, 2017 and October 2, 2016 is as follows (amounts in millions):

	October 1, 2017	October 2, 2016
Beginning balance	$2,479.4	$1,139.3
Additions from acquisitions	10.6	1,472.3
Reductions from divestitures	0.1	(125.0)
Carrying value of goodwill classified as assets held for sale	7.2	(7.2)
Ending balance	$2,497.3	$2,479.4

The increase in goodwill is related primarily to an immaterial acquisition completed during the third quarter of 2017.

Microsemi Corporation	58

Microsemi Corporation Notes to Consolidated Financial Statements

Amortization of intangible assets included in operating expenses for each of the three fiscal years in the period ended October 1, 2017 is as follows (amounts in millions):

	2017	2016	2015
Completed technology	$143.7	$108.7	$50.4
Customer relationships	45.7	46.5	44.6
Backlog, trade name and other	2.3	6.0	1.5
	$191.7	$161.2	$96.5
Estimated amortization expense in each of the five succeeding years and thereafter is as follows (amounts in millions):

2018	2019	2020	2021	2022	Thereafter
$165.9	$146.1	$140.8	$140.7	$82.1	$69.7
Note 5 Accrued Liabilities

Accrued liabilities consisted of the following components (amounts in millions):

	October 1, 2017	October 2, 2016
Payroll, bonus and employee benefits	$32.7	$53.8
Interest	24.2	31.2
Deferred revenue	24.0	15.1
Restructuring and severance	16.8	4.6
Licenses	13.6	26.0
Outside services	11.9	12.8
Income, property and sales taxes	11.9	1.1
Warranties	5.6	7.5
Commissions	3.3	4.3
Leases and rent	1.4	2.5
Customer deposits	1.3	1.1
Other	6.7	6.1
	$153.4	$166.1
Note 6 Income Taxes

Pretax income (loss) was generated from the following sources for each of the three fiscal years in the period ended October 1, 2017 (amounts in millions):

	2017	2016	2015
Domestic	$(110.4)	$(112.5)	$(14.9)
Foreign	246.5	87.1	111.8
Total	$136.1	$(25.4)	$96.9

Microsemi Corporation	59

Microsemi Corporation Notes to Consolidated Financial Statements

The provision for (benefit from) income taxes consisted of the following components for each of the three fiscal years in the period ended October 1, 2017 (amounts in millions):

	2017	2016	2015
Current:
Federal	$0.8	$—	$—
State	0.6	0.2	0.2
Foreign	12.2	4.3	4.2
Deferred:
Federal	2.5	4.1	4.6
State	0.4	0.2	—
Foreign	(56.7)	(1.6)	3.3
	$(40.2)	$7.2	$12.3

We recorded a benefit from income taxes of $40.2 million on pretax income of $136.1 million in 2017 compared to a provision for income taxes of $7.2 million on pretax loss of $25.4 million in 2016 and a provision for income taxes of $12.3 million on pretax income of $96.9 million in 2015. For each of these years, the benefit from or provisions for income taxes were primarily due to the tax provision on profitable entities in foreign jurisdictions and U.S. tax provision relating to deferred tax liabilities that will not provide future sources of income to realize deferred tax assets. The tax provisions were offset by tax benefits related to the release of valuation allowances and the reversal of certain deferred tax liabilities. We had cumulative operating losses for the three years ended in 2017 for our U.S. operations and several foreign operations and have provided a full valuation allowance accordingly on certain of our U.S. and foreign net deferred tax assets as we have determined that it is more likely than not that the tax benefits will not be realized in the future.
Our valuation allowance decreased $77.2 million in 2017 and increased $205.9 million in 2016. The 2017 decrease was primarily due to the releases of domestic and certain foreign valuation allowances and the remeasurement of deferred tax liabilities, and the 2016 increase was primarily due to increases in net deferred tax assets from operations and acquisitions that are not more likely than not realizable.
We have federal and state net operating losses ("NOLs") of $526.2 million and $730.3 million, respectively, that both begin expiring in 2018. We have foreign NOLs of approximately $144.3 million that begin expiring in 2018. We have federal and state research and experimentation credits of $103.4 million and $98.5 million, respectively, that both begin expiring in 2018. We have foreign research and experimentation credits of approximately $116.9 million that begin expiring in 2018 and incentive deductions of $34.2 million that carry forward indefinitely. We have federal foreign tax credits of approximately $34.5 million that begin expiring in 2018. We have federal and state enterprise zone credits and federal and state investment tax credits totaling approximately $1.9 million that begin expiring in 2018. We have federal alternative minimum tax credits of approximately $11.2 million that carry forward indefinitely. We have federal and state capital loss carry forwards of $0.6 million each that both begin expiring in 2019. The utilization of NOLs and credits acquired through an acquisition may be subject to limitations due to change in control.
No provision has been made for income taxes on undistributed earnings of certain foreign operations since they have been indefinitely reinvested in those operations (except for insignificant jurisdictions). Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable, as such liability is dependent upon a number of factors, including foreign tax credit position that would exist at the time any remittance would occur. During 2017, we reviewed our current cash position and anticipated cash needs for strategic investments in our core business, including accelerated principal payments on certain outstanding debt. Accordingly, in the current year, we continue to reinvest prior year earnings, but changed our assertion to only reinvest current year earnings from certain foreign jurisdictions. At the end of 2017 and 2016, these undistributed earnings aggregated approximately $904.3 million and $793.8 million, respectively.
We have been granted a tax holiday in our subsidiary in Malaysia that has the effect of reducing its net income tax rate to zero in that jurisdiction. The tax holiday was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday's requirements.

Microsemi Corporation	60

Microsemi Corporation Notes to Consolidated Financial Statements

The following is a reconciliation of income tax computed at the federal statutory rate to our actual tax expense for each of the three fiscal years in the period ended October 1, 2017 (amounts in millions):

	2017	2016	2015
Tax computed at federal statutory rate	$47.6	$(8.9)	$33.9
State taxes, net of federal impact	0.5	0.5	(2.1)
Foreign income taxed at different rates	(78.5)	(7.0)	(33.1)
Tax credits and incentives	(8.8)	(10.7)	(5.1)
Stock award compensation	(13.9)	(4.6)	1.3
Unrecognized tax benefits	11.4	30.6	3.7
Sale/transfer of assets	5.6	(45.6)	—
U.S. tax on foreign income	54.7	2.0	1.3
Non-deductible permanent items	—	6.2	0.9
Expiration of tax attributes	20.0	5.0	—
Investment in foreign subsidiaries	(0.2)	2.7	(0.5)
Withholding taxes	—	1.1	(0.3)
Deferred tax remeasurement	(4.0)	—	—
Other differences, net	2.6	0.6	(1.0)
Valuation allowance	(77.2)	35.3	13.3
	$(40.2)	$7.2	$12.3

The tax effected deferred tax assets (liabilities) are comprised of the following components (amounts in millions):

	October 1, 2017	October 2, 2016
Accounts receivable, net	$2.3	$2.1
Inventories	23.5	18.8
Accrued employee benefit expenses	4.0	10.0
Net operating losses	136.5	216.1
Tax credits and incentives	236.4	238.0
Accrued other expenses	16.0	10.3
Deferred equity compensation	20.7	20.0
Property and equipment, net	6.6	4.4
Debt issuance costs	17.3	20.9
Other assets	12.7	12.3
Total deferred tax assets	476.0	552.9
Intangible assets	(131.1)	(176.8)
Investment in foreign subsidiaries	(2.3)	(2.5)
Total deferred tax liabilities	(133.4)	(179.3)
Less valuation allowance	(379.2)	(456.4)
	$(36.6)	$(82.8)

Microsemi Corporation	61

Microsemi Corporation Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	October 1, 2017	October 2, 2016	September 27, 2015
Beginning gross unrecognized tax benefits	$319.0	$121.8	$97.7
Additions based on tax positions related to the current year	21.8	33.1	3.5
Additions based on current year acquisitions	0.4	132.6	16.2
Additions based on tax positions of prior years	3.4	36.3	4.8
Reductions based on tax positions of prior years	(65.9)	—	—
Reductions for lapses and settlements	(0.2)	(4.8)	(0.4)
Ending gross unrecognized tax benefit	$278.5	$319.0	$121.8

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. During the year ended October 1, 2017, we recorded a net reversal of $4.2 million in interest and penalties and during the years ended October 2, 2016, and September 27, 2015, we recognized $3.7 million and $0.7 million, respectively in interest and penalties. The cumulative interest and penalties at October 1, 2017 and October 2, 2016 were $38.0 million and $42.2 million, respectively.
Unrecognized tax benefits of $107.4 million, including interest, at October 1, 2017 would impact the effective tax rate if recognized after the valuation allowance has been released. We anticipate a decrease in gross unrecognized tax benefits of approximately $18.0 million within the next twelve months based on federal, state, and foreign expirations in various jurisdictions.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2007 to 2016 generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, 2007 to 2016 generally remain subject to examination by tax authorities. We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. We are currently undergoing an Internal Revenue Service examination for tax years 2007 through 2014. There have been no significant proposed adjustments to date. As of October 1, 2017, the IRS has raised questions primarily relating to transfer pricing. The Company is also currently under tax audit by the Canada Revenue Agency ("CRA") for tax years 2007 through 2008 and 2010 through 2015. The Company closed the CRA audit for tax years 2009 through 2010 in the current year with no changes to the tax as originally reported. As of October 1, 2017, the CRA has raised questions primarily relating to transfer pricing. The Company is also currently under tax audit by the Indian Tax Authorities ("ITA") for tax years 2006 through 2014. The ITA has raised questions primarily related to transfer pricing. Management believes that the Company's position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company's tax examinations are resolved in a manner not consistent with management's expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. While the Company believes its reported results are accurate, any significant adjustments could have a material adverse effect on the Company's results of operations, cash flows and financial position if not resolved within expectations.
Note 7 Debt

Credit Agreement
On April 25, 2017, we entered into Amendment No. 3 ("Amendment No. 3") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 3 provided for, among other things (i) new pricing terms for any revolving loans that may be outstanding from time to time under the Credit Agreement and (ii) new pricing terms for the term loan A facility. The new pricing terms do not vary depending on our consolidated net leverage ratio or any other financial maintenance covenant. Amendment No. 3 also fixed the commitment fee for the unused portion of the revolving credit facility at 0.25%.
On May 17, 2017, we entered into an Increase Revolving Joinder No. 1 to Credit Agreement (the ''Increase Revolving Joinder") with respect to an increase in revolving commitments under the Credit Agreement. The Increase Revolving

Microsemi Corporation	62

Microsemi Corporation Notes to Consolidated Financial Statements

Joinder provided for, among other things, a $50.0 million increase in total revolving commitments (the "Incremental Revolving Commitments") under the Credit Agreement. After giving effect to the Increase Revolving Joinder, the Incremental Revolving Commitments are a part of the revolving credit facility under the Credit Agreement with total commitments in the amount of $375.0 million.

The Credit Facilities bear interest, at our option, at Base Rate or LIBOR, plus a margin. At October 1, 2017, all principal amounts outstanding were Eurodollar Rate loans and interest rate information were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving and swingline loans	$—	3.75%	0.75%	1.75%	2.98%
Term loan A	$757.8	3.75%	0.75%	1.75%	3.05%
Term loan B	$794.7	3.75%	1.25%	2.25%	3.55%
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
The term loan A facility matures January 15, 2021. The term loan A facility requires quarterly principal payments of 1.25% of the principal amount for the first two years following January 15, 2016 and 2.5% of the principal amount for the remaining term. The term loan B facility matures on January 15, 2023. The term loan B facility requires quarterly principal payments equal to 0.25% of the original principal amount of the term loan B facility. We have made optional principal payments on our term loan B facility such that there are no scheduled principal payments until maturity.
Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") (as defined in the Credit Agreement) to repay the term loan B facility. The first ECF application date will be measured as of the end of fiscal year 2017. The ECF percentage is 50% if the consolidated net leverage ratio as of the last day of the fiscal year is greater than 3.00 to 1.00, 25% if the consolidated net leverage ratio as of the last day of the fiscal year is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% otherwise. The ECF percentage for 2017 is 25%.
During 2017, we incurred financing fees related to the amendments to our Credit Agreement of $2.5 million, of which $0.8 million was accounted for as debt modification fees which was recorded in cash flow from operating activities and $1.7 million was accounted for as debt extinguishment fees which was recorded in cash flows from financing activities. During 2016, we incurred financing fees related to the amendments to our Credit Facility of $19.1 million, of which $16.1 million was accounted for as debt modification fees was recorded in cash flow from operating activities and $3.0 million was accounted for as debt extinguishment fees was recorded in cash flows from financing activities. We recorded a debt extinguishment charge of $4.5 million as an allocation of credit facility fees to parties exiting the Credit Agreement. We reported debt extinguishment charges in other expense, net in our Consolidated Statement of Operations and Comprehensive Income (Loss). Debt issuance costs recorded as a reduction to principal outstanding in the condensed consolidated balance sheets were $35.1 million as of October 1, 2017 and $44.0 million as of October 2, 2016.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of October 1, 2017.

Microsemi Corporation	63

Microsemi Corporation Notes to Consolidated Financial Statements

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
Fair Value of Debt
As of October 1, 2017, the fair value of principal outstanding on the credit facilities and Notes were as follows (amounts in millions):

	Principal outstanding	Fair value
Credit facilities	$1,552.5	$1,552.6
Notes	279.2	319.0
Total debt	$1,831.7	$1,871.6
Note 8 Other Long-Term Liabilities

Other long-term liabilities consisted of (amounts in millions):

	October 1, 2017	October 2, 2016
Unrecognized tax benefits	$71.1	$70.6
Deferred rent	13.5	17.2
Pension and retirement	14.4	14.2
Restructuring	3.5	4.2
Other	7.5	9.6
Total	$110.0	$115.8

Microsemi Corporation	64

Microsemi Corporation Notes to Consolidated Financial Statements

Note 9 Stock-Based Compensation

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
Stock-based compensation expense was $89.0 million, $101.0 million and $49.8 million in 2017, 2016 and 2015, respectively. At October 1, 2017, unamortized compensation expense related to unvested stock awards was $75.1 million. The weighted average period over which compensation expense related to these grants will be recognized is 1.3 years.
Remaining share-units available for grant, assuming the issuance of performance units at target, at October 1, 2017, October 2, 2016 and September 27, 2015 under the 2008 Plan were 7.7 million, 12.3 million and 11.7 million, respectively.
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

Microsemi Corporation	65

Microsemi Corporation Notes to Consolidated Financial Statements

Activity and price information related to restricted stock awards are as follows (quantity in millions):

	Quantity	Weighted-Average Grant Price
Outstanding at September 28, 2014	3.1
Assumed from acquisition	0.3	$33.01
Granted	1.3	$29.37
Vested	(1.5)
Forfeited	(0.2)
Outstanding at September 27, 2015	3.0
Assumed from acquisition	1.9	$29.77
Granted	1.3	$32.15
Vested	(2.1)
Forfeited	(0.5)
Outstanding at October 2, 2016	3.6
Granted	1.6	$47.35
Vested	(2.2)
Forfeited	(0.2)
Outstanding at October 1, 2017	2.8
In connection with the acquisitions of Vitesse in 2015 and PMC in 2016, we assumed restricted shares and converted them to Microsemi awards in accordance with the respective merger agreements.
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
For the 2015, 2016 and 2017 grants, 70% of each performance-based award opportunity will be subject to the net sales metric for the performance period and 30% will be subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric. The maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee. The maximum adjustment is 120% for the 2015, 2016 and 2017 grants.
Stock Units with Market Conditions
In July 2016, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved a long-term incentive equity award for our chief executive officer consisting of 1,000,000 restricted stock units ("RSUs") awarded under the Company’s 2008 Plan. Under the award agreement, the vesting of the RSUs is contingent on the Company’s stock price achieving specified levels during the five-year period after the date of grant of the award (the "performance period") as follows:

Microsemi Corporation	66

Microsemi Corporation Notes to Consolidated Financial Statements

Stock Price Level	Percentage of Total Award That Vests
$50.00	25%
$60.00	50%
$70.00	25%
For a stock price level to be considered achieved, the closing price of the Company’s common stock (together with any dividends paid on a share of the Company’s stock after the grant date of the award) must equal or exceed that level for a period of at least 20 consecutive trading days. A stock price level will also be considered achieved if, during the performance period, a change in control of the Company occurs after which the Company does not survive as a public company (a "Sale of the Company") and the per-share price of the Company’s common stock in the Sale of the Company (together with any dividends paid on a share of the Company’s stock after the grant date of the award) equals or exceeds that level. In each case, the vesting of the award is subject to Mr. Peterson’s continued employment with the Company through the date the applicable stock price level is met. The first tranche of this award (corresponding to a stock price level of $50.00 per share for a period of 20 consecutive days) vested on December 9, 2016.
The award is also eligible to vest in connection with certain "acceleration events" as described below. If, during the first year of the performance period, an acceleration event occurs and the award has not yet vested as to at least 160,000 RSUs, the award will accelerate on the event to the extent necessary so that 160,000 RSUs are vested on the event. If an acceleration event occurs during the performance period but after the first year of the performance period and the award has not yet vested as to at least 320,000 RSUs, the award will generally accelerate on the occurrence of the event to the extent necessary so that 320,000 RSUs are vested upon such event. If, however, an acceleration event occurs during the performance period but after the first year of the performance period, and the award has not yet vested as to at least 500,000 RSUs and the average closing price of the Company’s common stock for the period of 20 consecutive trading days ending with the date of the acceleration event (or, in the case of an acceleration event that is a Sale of the Company, the per-share sale price of the Company’s stock, and in each case together with any dividends paid on a share of the Company’s stock after the grant date) equals or exceeds $50.00, the award will accelerate on occurrence of the event to the extent necessary so that 500,000 RSUs are vested upon such event. For these purposes, an "acceleration event" is either a change in control of the Company (whether or not the transaction constitutes a Sale of the Company) or a termination of our chief executive officer's employment by the Company without cause, by our chief executive officer for good reason or as a result of our chief executive officer's death or disability (as such terms are defined in the award agreement). In no event will the award vest as to more than 100% of the RSUs subject to the award (with the RSUs under the award being subject in each case to customary adjustments for stock splits and similar events).
Activity and price information related to performance units are as follows (quantity reported at target and in millions):

Quantity
Outstanding at September 28, 2014	0.7
Granted	0.3
Vested	(0.3)
Outstanding at September 27, 2015	0.7
Granted	1.5
Vested	(0.5)
Outstanding at October 2, 2016	1.7
Granted	0.2
Vested	(0.5)
Outstanding at October 1, 2017	1.4
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

Microsemi Corporation	67

Microsemi Corporation Notes to Consolidated Financial Statements

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
Activity and price information related to stock options and stock appreciation rights are as follows (quantity and intrinsic value in millions):

	Quantity	Weighted-Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding at September 28, 2014	2.7	$22.70	$7.4	2.0
Assumed from acquisition	0.2	$24.18
Exercised	(2.1)	$23.83	$15.8
Forfeited	(0.1)	$23.90
Outstanding at September 27, 2015	0.7	$19.60	$9.1	4.0
Exercised	(0.2)	$21.16
Forfeited	—	$21.44
Outstanding at October 2, 2016	0.5	$18.75	$10.7	3.5
Exercised	(0.2)	$18.98
Forfeited	—	$21.63
Outstanding at October 1, 2017	0.3	$18.59	$10.2	2.78
Exercisable at October 1, 2017	0.3	$18.38	$10.0	2.67
Exercisable and expected to vest after October 1, 2017	0.3	$18.59	$10.2	2.78
In connection with the acquisition of Vitesse in 2015, we assumed stock options and converted them to Microsemi awards in accordance the merger agreement.
Quantity and weighted-average exercise prices related to stock options and stock appreciation rights outstanding as of October 1, 2017 and stratified by exercise price are as follows (quantity in millions):

	Exercisable		Outstanding
Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Less than or equal to $20.00	0.2	$14.16	0.2	$14.17
Greater than $20.00	0.1	$25.42	0.1	$25.49
	0.3	$18.38	0.3	$18.59

Microsemi Corporation	68

Microsemi Corporation Notes to Consolidated Financial Statements

Note 10 Employee Benefit Plans

We sponsor 401(k) savings plans whereby participating employees may elect to contribute up to 50% of their eligible wages up to the statutory contribution limit. Employees 50 years of age and older may contribute a further 75% of their eligible wages up to the statutory contribution limit. During 2017, employer contributions were $4.4 million.
In certain entities outside the United States, we provide defined-benefit and defined contribution plans, many in accordance with local regulations. We typically deposit employer contributions with third party trustees, insurance trust funds, or government-managed accounts.
We assumed pension plans in Germany related to an acquisition in 2012 and an acquisition in 2016 that covers certain German employees with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under either of the plans assumed. The 2012 pension liability is insured and we have pledged the insurance contracts to the pensioners. Accordingly, the contracts are now considered to be a plan asset. As the plan assets are insurance contracts, the Company does not control the investment strategy and thus cannot influence the return on investments. The insurance payments are guaranteed by the insurer and should the insurer default on its obligation, the security fund for insurance companies in Germany would assume the contracts. The 2016 pension liability is not insured. As of October 1, 2017, the fair value of the pension plan assets from the 2012 acquisition was $4.3 million and the fair value of the pension plan benefit obligations from 2012 and 2016 acquisitions were $6.6 million and $3.9 million, respectively. During 2016, we recorded an unrealized actuarial loss on pension benefits of $3.9 million in other comprehensive income due to a reduction in the discount rate assumption used to determine benefit obligations from 2.1% to 1.0% and 2.8% to 1.6% from the 2012 and 2016 acquisitions respectively. There are no employer contributions expected in the next twelve months.
Note 11 Commitments and Contingencies

Operating Leases
We occupy premises and lease equipment under operating lease agreements expiring through 2029. The aggregate undiscounted future minimum rental payments under these leases are as follows (amounts in millions):

2018	2019	2020	2021	2022	Thereafter
$27.7	$25.3	$23.3	$17.4	$9.8	$14.6

Lease expense charged to income was $27.5 million in 2017, $23.7 million in 2016 and $21.5 million in 2015.
Contingencies
We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.6 million and $1.7 million at October 1, 2017 and October 2, 2016, respectively. Our self-insurance accruals are based on estimates and, while we believe the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

Microsemi Corporation	69

Note 12 Restructuring and Severance Charges

The following table reflects the related restructuring activities and the accrued liabilities at the dates below (amounts in millions):

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 2, 2016	$2.5	$4.6	$0.4	$7.5
Provisions	15.0	6.7	1.9	23.6
Reversal of prior provision	(0.3)	(0.1)	—	(0.4)
Cash expenditures	(8.6)	(3.2)	(0.4)	(12.2)
Other non-cash settlement	(0.1)	0.4	(0.2)	0.1
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
We recorded net provisions for employee severance of $14.7 million for 2017. The non-cash settlement of employee severance relates to the acceleration of restricted stock awards in connection with the acquisition of PMC. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded provisions for contract termination costs of $6.7 million for 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted primarily of sales, engineering and administrative space, as well as manufacturing space. We recorded a $0.1 million reversal of prior provision related to a facility lease termination that was settled at an amount less than estimated.
We recorded net provisions for other associated costs for restructuring of $1.9 million for 2017, which consisted of facility and equipment impairments and facility relocation costs.
Note 13 Segment Information

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

Microsemi Corporation	70

Microsemi Corporation Notes to Consolidated Financial Statements

Net sales based on a customer's ship-to location and by estimated end market are as follows (amounts in millions):

	2017	2016	2015
United States	$597.8	$628.2	$610.0
Europe	230.7	222.8	189.8
Asia	922.0	749.2	399.7
Other	61.3	54.8	46.1
Total	$1,811.8	$1,655.0	$1,245.6

Aerospace & Defense	$473.4	$495.4	$527.2
Communications	641.0	618.0	439.8
Data Center	421.4	276.9	11.9
Industrial	276.0	264.7	266.7
Total	$1,811.8	$1,655.0	$1,245.6
As a percentage of consolidated net sales, customers with a ship-to location in Hong Kong totaled 19% in 2017, 18% in 2016 and 12% in 2015. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to these customers are ultimately shipped to end markets in the United States and Europe.
Property and equipment, net by geographic area are as follows (amounts in millions):

	2017	2016	2015
United States	$138.9	$119.2	$117.6
Europe	18.3	16.4	13.9
Asia	23.1	22.6	18.9
Other	17.3	16.7	2.3
Total	$197.6	$174.9	$152.7

Microsemi Corporation	71

Microsemi Corporation Notes to Consolidated Financial Statements

Note 14 Unaudited Selected Quarterly Financial Data

Selected quarterly financial data are as follows (amounts in millions, except earnings (loss) per share):

	Quarters ended in fiscal year 2017
	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017
Net sales	$475.3	$458.1	$442.9	$435.5
Cost of sales (excluding amortization of intangible assets)	$171.2	$165.4	$158.8	$158.9
Gross profit	$304.1	$292.7	$284.1	$276.6
Net income	$102.0	$13.6	$41.2	$19.5
Basic earnings per share	$0.88	$0.12	$0.36	$0.17
Diluted earnings per share	$0.87	$0.12	$0.35	$0.17

	Quarters ended in fiscal year 2016
	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$450.1	$431.4	$444.3	$329.2
Cost of sales (excluding amortization of intangible assets)	$168.3	$164.5	$243.7	$141.4
Gross profit	$281.8	$266.9	$200.6	$187.8
Net income (loss)	$40.5	$115.2	$(212.0)	$23.7
Basic earnings (loss) per share	$0.36	$1.03	$(1.93)	$0.25
Diluted earnings (loss) per share	$0.35	$1.00	$(1.93)	$0.25

Microsemi Corporation	72

Microsemi Corporation Notes to Consolidated Financial Statements

Note 15 Subsequent Event

On October 26, 2017, we entered into a definitive agreement to acquire the high performance timing business of Vectron International, a Knowles company, for $130 million. The transaction is subject to customary closing conditions and is currently expected to close in the first quarter of 2018.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- recoveries and write-offs	Balance at end of period
Accounts receivable allowance
September 27, 2015	$22.2	$3.1	$0.7	$—	$26.0
October 2, 2016	$26.0	$9.0	$6.7	$—	$41.7
October 1, 2017	$41.7	$2.1	$—	$—	$43.8
Tax valuation allowance
September 27, 2015	$218.9	$13.3	$18.4	$—	$250.6
October 2, 2016	$250.6	$35.3	$170.5	$—	$456.4
October 1, 2017	$456.4	$(77.2)	$—	$—	$379.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
As of October 1, 2017, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of October 1, 2017.
(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Microsemi Corporation	73

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 1, 2017.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting, as stated within their report which appears herein.

ITEM 9B.	OTHER INFORMATION

On September 5, 2017, we appointed Richard M. Beyer to our Board of Directors. Concurrent with his appointment as a director, Mr. Beyer was appointed to the Governance and Nominating Committee of the Board. There are no arrangements or understandings between Mr. Beyer and any other person pursuant to which Mr. Beyer was appointed to serve on the Board. Mr. Beyer has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Mr. Beyer will receive compensation for his services as a director in accordance with our standard compensation program for non-employee directors, which is summarized in Exhibit 10.12 to our Annual Report on Form 10-K for our fiscal year ended October 2, 2016, as filed with the SEC on November 16, 2016.
In connection with the appointment, we entered into an indemnification agreement with Mr. Beyer, the terms of which are identical in all material respects to the form of indemnification agreement that we have previously entered into with each of our directors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on September 3, 2008.

Microsemi Corporation	74

PART III
The Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended October 1, 2017. Except to the extent set forth below, the information required by Items 10, 11, 12, 13 and 14 will be set forth in that definitive proxy statement and such information is hereby incorporated by reference into such respective items in this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
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

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading "Audit Matters."

Microsemi Corporation	75

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index under Item 8.
2.    Financial Statement Schedule. See Index under Item 8.

(b)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)*

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (2)

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation (3)

4.2	Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (4)

4.3	First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (5)

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (6)*

10.2.1	Form of Notice of Grant of Restricted Stock Award and Terms and Conditions under 2008 Performance Incentive Plan (7)*

10.2.2	Form of Performance Stock Unit Award Agreement - Fiscal 2015-2017 (8)*

10.2.3	Form of Performance Stock Unit Award Agreement - Fiscal 2016-2018 (9)*

10.2.4	Form of Performance Stock Unit Award Agreement - Fiscal 2017-2019†*

10.2.5	Performance Stock Unit Award Agreement dated July 26, 2016 between James J. Peterson and Microsemi Corporation (10)*

10.3	Fiscal 2017 Executive Non-Equity Incentive Plan†*

10.4	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation (11)*

10.5	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (12)*

Microsemi Corporation	76

10.6	Executive Retention Agreement dated September 17, 2015 between Paul H. Pickle and Microsemi Corporation (13)*

10.7	Form of Executive Retention Agreement dated September 17, 2015 for Steven G. Litchfield and David Goren (14)*

10.8	Form of Amendment to Executive Retention Agreement for Certain Named Executive Officers to Address Section IRC Section 409A Considerations (15)*

10.9	Summary of Compensation Arrangements for Named Executive Officers (16)*

10.10	Directors’ Compensation Policy (17)*

10.11	Form of Officers and Directors Indemnification Agreement (18)*

10.12	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company (19)

10.13
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (20)

10.13.1
Amendment No. 1 to Credit Agreement, dated as of June 29, 2016, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (21)

10.13.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (22)

10.13.3
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (23)

10.13.4
Increase Revolving Joinder No. 1 to Credit Agreement, dated as of May 17, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, issuing lender and swingline lender (24)

10.14.1	Increase Term Joinder, dated as of June 29, 2016, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (25)

10.14.2
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (26)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

Microsemi Corporation	77

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended October 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on December 3, 2015.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 13, 2014.
(7)	Incorporated by reference to Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 28, 2015.
(9)	Incorporated by reference to Exhibit 10.2.4 to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 16, 2016.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on July 28, 2016.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(13)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 17, 2015
(15)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(17)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 16, 2016.

Microsemi Corporation	78

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(19)	Incorporated by reference to Exhibit 10.104 to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on January 26, 2017.
(23)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on April 27, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on May 22, 2017).
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on January 26, 2017.
(c)Financial statements of unconsolidated affiliates.
None

Microsemi Corporation	79

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
Dated: November 14, 2017

Microsemi Corporation	80

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

Signature	Title	Date

/s/ James J. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 14, 2017
James J. Peterson

/s/ John W. Hohener	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2017
John W. Hohener

/s/ Dennis R. Leibel	Director (Lead Independent Director)	November 14, 2017
Dennis R. Leibel

/s/ Kimberly E. Alexy	Director	November 14, 2017
Kimberly E. Alexy

/s/ Thomas R. Anderson	Director	November 14, 2017
Thomas R. Anderson

/s/ William E. Bendush	Director	November 14, 2017
William E. Bendush

/s/ Richard M. Beyer	Director	November 14, 2017
Richard M. Beyer

/s/ Paul F. Folino	Director	November 14, 2017
Paul F. Folino

/s/ William L. Healey	Director	November 14, 2017
William L. Healey

/s/ Matthew E. Massengill	Director	November 14, 2017
Matthew E. Massengill

Microsemi Corporation	81

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Microsemi Corporation (1)*

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (2)

4.1	Specimen certificate for the shares of common stock of Microsemi Corporation (3)

4.2	Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (4)

4.3	First Supplemental Indenture, dated as of January 15, 2016, among Microsemi Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (5)

10.2	Microsemi Corporation 2008 Performance Incentive Plan, as amended (6)*

10.2.1	Form of Notice of Grant of Restricted Stock Award and Terms and Conditions under 2008 Performance Incentive Plan (7)*

10.2.2	Form of Performance Stock Unit Award Agreement - Fiscal 2015-2017 (8)*

10.2.3	Form of Performance Stock Unit Award Agreement - Fiscal 2016-2018 (9)*

10.2.4	Form of Performance Stock Unit Award Agreement - Fiscal 2017-2019†*

10.2.5	Performance Stock Unit Award Agreement dated July 26, 2016 between James J. Peterson and Microsemi Corporation (10)*

10.3	Fiscal 2017 Executive Non-Equity Incentive Plan†*

10.4	Executive Retention Agreement dated March 31, 2009 between James J. Peterson and Microsemi Corporation (11)*

10.5	Executive Retention Agreement dated March 31, 2009 between John W. Hohener and Microsemi Corporation (12)*

10.6	Executive Retention Agreement dated September 17, 2015 between Paul H. Pickle and Microsemi Corporation (13)*

10.7	Form of Executive Retention Agreement dated September 17, 2015 for Steven G. Litchfield and David Goren (14)*

10.8	Form of Amendment to Executive Retention Agreement for Certain Named Executive Officers to Address Section IRC Section 409A Considerations (15)*

Microsemi Corporation	82

10.9	Summary of Compensation Arrangements for Named Executive Officers (16)*

10.10	Directors’ Compensation Policy (17)*

10.11	Form of Officers and Directors Indemnification Agreement (18)*

10.12	Settlement Agreement dated July 8, 1998 by and between Microsemi Corp. - Colorado, FMC Corporation, Siemens Microelectronics, Inc. and Coors Porcelain Company (19)

10.13
Credit Agreement, dated as of January 15, 2016, among Microsemi Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein (20)

10.13.1
Amendment No. 1 to Credit Agreement, dated as of June 29, 2016, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (21)

10.13.2
Amendment No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (22)

10.13.3
Amendment No. 3 to Credit Agreement, dated as of April 25, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (23)

10.13.4
Increase Revolving Joinder No. 1 to Credit Agreement, dated as of May 17, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, issuing lender and swingline lender (24)

10.14.1	Increase Term Joinder, dated as of June 29, 2016, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (25)

10.14.2
Increase Term Joinder No. 2 to Credit Agreement, dated as of January 25, 2017, among Microsemi Corporation, the incremental lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (26)

21	List of Subsidiaries†

23	Consent of Independent Registered Public Accounting Firm†

24	Power of Attorney (see signature page)

31.1
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

31.2
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2017†

Microsemi Corporation	83

101
The following financial statements are from Microsemi Corporation’s Annual Report on Form 10-K for the fiscal year ended October 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to the indicated Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on February 10, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on December 3, 2015.
(3)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on December 16, 2005.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on February 13, 2014.
(7)	Incorporated by reference to Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 21, 2008.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 28, 2015.
(9)	Incorporated by reference to Exhibit 10.2.4 to the Registrant's Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 16, 2016.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on July 28, 2016.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on July 30, 2009.
(13)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 17, 2015
(15)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-08866) as filed with the Commission on January 30, 2013.
(16)	Incorporated by reference to the indicated Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 12, 2015.
(17)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-08866) as filed with the Commission on November 16, 2016.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on September 3, 2008.
(19)	Incorporated by reference to Exhibit 10.104 to the Registrant’s Pre-Effective Amendment No. 2 to Form S-4 (Reg. No. 333-130655) as filed with the Commission on March 3, 2006.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on January 19, 2016.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on January 26, 2017.

Microsemi Corporation	84

(23)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on April 27, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on May 22, 2017).
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-08866) as filed with the Commission on June 30, 2016.
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-08866) filed by Microsemi Corporation on January 26, 2017.

Microsemi Corporation	85