Form 10-Q
period 2017-12-31
MICROSEMI CORP
filed 2018-01-26
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2017
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
The number of outstanding shares of Common Stock on January 23, 2018 was 117,532,091.

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

•
expectations regarding tax exposures and future tax rates, especially in regards to the recent enactment of Tax Cuts and Jobs Act ("TJCA"), our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

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

•	beliefs our customers will not cancel orders or terminate or renegotiate their purchasing relationships with us and will pay receivables when contractually due;

•	expectations that we will not suffer production delays as a result of a supplier's inability to supply parts;

•	the effect of events such as natural disasters and related disruptions on our operations;

•	beliefs that we stock adequate supplies of all materials;

Microsemi Corporation	3

•	beliefs that we will be able to successfully resolve any disputes and other business matters as anticipated;

•	beliefs that we will be able to meet our operating cash and capital commitment requirements in the foreseeable future;

•	critical accounting estimates;

•	expectations regarding our financial and operating results;

•	expectations regarding our performance and competitive position in future periods; and

•	expectations regarding our outlook for our end markets.
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

The unaudited consolidated statements of operations and comprehensive income (loss) for the quarter ended December 31, 2017 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited consolidated statement of cash flows for the three months ended December 31, 2017, and the comparative unaudited consolidated financial statements for the corresponding period of the prior year, together with the unaudited consolidated balance sheets as of December 31, 2017 and October 1, 2017, are included herein.
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	December 31, 2017	October 1, 2017
Assets
Current assets:
Cash and cash equivalents	$166.6	$144.9
Accounts receivable, net of allowances of $34.8 at December 31, 2017 and $43.8 at October 1, 2017	276.0	267.9
Inventories	270.7	239.1
Other current assets	76.1	75.0
Total current assets	789.4	726.9
Property and equipment, net	209.6	197.6
Goodwill	2,542.9	2,497.3
Intangible assets, net	737.8	752.3
Deferred income taxes, net	68.6	67.2
Other assets	85.2	81.8
Total assets	$4,433.5	$4,323.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$139.7	$164.9
Accrued liabilities	123.0	153.4
Current maturity of long-term debt	71.3	61.1
Total current liabilities	334.0	379.4
Long-term debt	1,839.0	1,735.6
Deferred income taxes	81.7	103.8
Other long-term liabilities	116.7	110.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 117.5 issued and outstanding at December 31, 2017 and 116.3 issued and outstanding at October 1, 2017	23.5	23.3
Capital in excess of par value of common stock	1,463.0	1,443.7
Retained earnings	574.8	526.9
Accumulated other comprehensive loss	0.8	0.4
Total stockholders’ equity	2,062.1	1,994.3
Total liabilities and stockholders' equity	$4,433.5	$4,323.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended
	December 31, 2017	January 1, 2017
Net sales	$468.7	$435.5
Cost of sales (excluding amortization of intangible assets below)	180.0	159.0
Gross profit	288.7	276.5
Operating expenses
Selling, general and administrative	84.4	90.5
Research and development costs	89.0	82.3
Amortization of intangible assets	50.3	45.5
Restructuring, severance and facilities charges	5.5	2.4
Total operating expenses	229.2	220.7
Operating income	59.5	55.8
Other expense
Interest expense, net	(21.7)	(25.9)
Other expense, net	(3.5)	(1.3)
Total other expense	(25.2)	(27.2)
Income before income taxes	34.3	28.6
Provision for (benefit from) income taxes	(13.6)	9.1
Net income	$47.9	$19.5
Earnings per share
Basic	$0.41	$0.17
Diluted	$0.40	$0.17
Weighted-average common shares outstanding:
Basic	116.9	114.0
Diluted	118.9	116.3

Net income	$47.9	$19.5
Other comprehensive income (loss), net of taxes
Translation adjustment	0.4	(1.2)
Other comprehensive income (loss), net of taxes	0.4	(1.2)

Total comprehensive income	$48.3	$18.3

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Quarter Ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net income	$47.9	$19.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.1	57.1
Amortization of deferred financing cost	4.3	2.0
Loss on divestiture	—	1.2
Loss on disposition or impairment of assets	1.1	—
Deferred income taxes	(22.0)	1.4
Charge for stock-based compensation	25.6	28.3
Change in assets and liabilities:
Accounts receivable	8.8	21.6
Inventories	4.9	1.9
Other current assets	(1.0)	(2.0)
Other assets	(2.0)	1.0
Accounts payable	(30.0)	(16.7)
Accrued liabilities	(36.8)	(34.7)
Other long-term liabilities	0.4	(3.0)
Net cash provided by operating activities	65.3	77.6
Cash flows from investing activities:
Purchases of property and equipment	(9.9)	(10.5)
Proceeds from the sale of short term investments	0.1	0.1
Acquisitions net of cash acquired	(137.4)	(4.5)
Net cash used in investing activities	(147.2)	(14.9)
Cash flows from financing activities:
Proceeds from debt	145.0	—
Repayments of debt	(35.2)	(75.0)
Payments for stock settled tax withholdings	(6.9)	(3.9)
Proceeds from exercise of stock options	0.7	0.6
Net cash provided (used in) by financing activities	103.6	(78.3)
Net increase (decrease) in cash and cash equivalents	21.7	(15.6)
Cash and cash equivalents at beginning of period	144.9	189.5
Cash and cash equivalents at end of period	$166.6	$173.9

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.
The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of SEC Regulation S-X, and therefore do not include all information and note disclosures necessary for a fair statement of our consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. The unaudited consolidated financial statements and notes thereto must be read in their entirety in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.
The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates. Information with respect to our accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017. In referencing a year, we are referring to the fiscal year ended on the Sunday closest to September 30. Except for per-share amounts, dollar amounts are presented in millions unless otherwise stated.
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

	Quarter Ended
	December 31, 2017	January 1, 2017
Basic
Net income	$47.9	$19.5
Weighted-average common shares outstanding	116.9	114.0
Basic earnings per share	$0.41	$0.17

Diluted
Net income	$47.9	$19.5
Weighted-average common shares outstanding for basic	116.9	114.0
Dilutive effect of stock awards	2.0	2.3
Weighted-average common shares outstanding on a diluted basis	118.9	116.3
Diluted earnings per share	$0.40	$0.17

For the quarter ended December 31, 2017, we excluded 1.2 million of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For the quarter ended January 1, 2017, we excluded 0.3 million of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive.

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 which provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Entity expects to be entitled in exchange for those goods or services and on accounting for costs to obtain or fulfill a contract with a customer. The ASU also requires expanded disclosure regarding the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to delay the effective date of this ASU by one year. This ASU, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019 and can be adopted either full retrospective or modified retrospective with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2018. We intend to adopt this ASU on a modified retrospective basis in the first quarter of fiscal 2019. We are still in the process of finalizing our analysis on the impact of the provisions of the new standards. Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. Based on our preliminary assessments, we do not expect the new guidance to have a material impact on the nature, amount, and timing of our revenue recognition. As we continue to assess the impact of the new guidance on our revenue contracts with our customers and finalize our evaluation of any changes to our accounting policies, internal controls and footnote disclosures, we may identify additional areas of impact and may revise the results of our preliminary assessment.
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
Note 2 Inventories

Inventories are summarized as follows:

	December 31, 2017	October 1, 2017
Raw materials	$63.1	$42.5
Work in process	125.0	120.6
Finished goods	82.6	76.0
	$270.7	$239.1

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	December 31, 2017	October 1, 2017
Amortizable intangible assets
Completed technology	$660.0	$670.9
Customer relationships	75.4	73.8
Backlog, trade name and other	2.4	0.6
	$737.8	$745.3

Non-amortizable intangible assets
Goodwill	$2,542.9	$2,497.3
In-process research and development	$—	$7.0

A reconciliation of goodwill for the quarter ended December 31, 2017 is as follows:

Balance as of October 1, 2017	$2,497.3
Additions from acquisitions	45.6
Balance as of December 31, 2017	$2,542.9
The increase in goodwill for the quarter ended December 31, 2017 is related primarily to an acquisition completed during the quarter. We completed a preliminary purchase price allocation with regards to this acquisition.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended
	December 31, 2017	January 1, 2017
Completed technology	$38.5	$31.7
Customer relationships	4.6	12.0
Backlog, trade name and other	7.2	1.8
	$50.3	$45.5
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$164.9	$147.7	$144.5	$144.1	$61.5	$75.1
Note 4 Income Taxes

For the quarter ended December 31, 2017, we recorded an income tax benefit of $13.6 million. For the quarter ended January 1, 2017, we recorded income tax provision of $9.1 million. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. The income tax benefit this quarter includes $24.2 million of provisional benefit related to certain aspects of the Tax Cuts and Jobs Act ("TCJA"), as discussed further below, offset by increases in unrecognized tax benefits for uncertain tax positions.

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

The TCJA was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings. The statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. Accounting Standard Codification ("ASC") 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") , that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the TCJA enactment.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA. However, we have recorded a provisional tax benefit of $12.4 million for the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21% and a provisional tax benefit of $11.8 million for the recognition of the alternative minimum tax credits that will be fully refundable under the TCJA over the next several years. These provisional amounts are included as components of provision for (benefit from) income taxes as reported in our consolidated statements of operations and comprehensive income.

We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries, particularly with regards to subsidiaries from recent acquisitions, to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable.

Additionally, we have not recorded provisional amounts for other aspects of the TCJA, including the potential impact of items effective January 1, 2018 and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment. Further, we anticipate the Department of the Treasury, FASB and other regulators to release additional guidance and authority that could affect our accounting for the tax effects of enactment of the TCJA.

We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 through 2016 generally remain subject to examination by federal and most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $23.3 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service ("IRS") is currently examining our income tax returns for tax years 2007 through 2014 and the Canada Revenue Agency ("CRA") is currently examining income tax returns for tax years 2007 through 2008 and 2011 through 2015. As of December 31, 2017, the IRS and the CRA have raised questions primarily related to transfer pricing. We believe that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within our expectations.
Note 5 Debt

Credit Agreement
In November 2017, we entered into Amendment No. 4 ("Amendment No. 4") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 4 provides for, among other things, new pricing terms for the term loan B facility.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2017, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving Facility	$120.0	3.75%	0.75%	1.75%	3.15%
Term Loan A Facility	$747.6	3.75%	0.75%	1.75%	3.09%
Term Loan B Facility	$794.7	3.75%	1.00%	2.00%	3.38%
As of December 31, 2017, the fair value of principal outstanding on the Credit Agreement was $1.7 billion. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Agreement are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.
Debt issuance costs recorded as a reduction to principal outstanding in the consolidated balance sheets were $31.3 million as of December 31, 2017 and $35.1 million as of October 1, 2017.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of December 31, 2017.
Senior Unsecured Notes
In January 2016, we completed the sale of $450.0 million of our 9.125% senior unsecured notes due April 2023 (the "Notes") to qualified institutional buyers and pursuant to Regulation S in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued under an indenture, dated January 15, 2016, among Microsemi, the subsidiaries of Microsemi party thereto as note guarantors, and U.S. Bank National Association, as trustee (the "Indenture").
In May 2017, we repurchased a portion of our Notes with an aggregate principal amount of $170.8 million for a purchase price of $201.7 million, including accrued interest. This resulted in a loss on extinguishment of debt in fiscal year 2017 of $32.5 million, including the associated unamortized financing costs.
As of December 31, 2017, the principal outstanding on the Notes was $279.2 million and the fair value of principal outstanding was $313.8 million. We classify this valuation as a Level 1 fair value measurement.
The Notes accrue cash interest at a rate of 9.125% per year, payable semi-annually on April 15 and October 15. The Notes mature on April 15, 2023. We may redeem the Notes, and the holders of the Notes may require us to repurchase the Notes, prior to the date of maturity in certain circumstances pursuant to the terms and conditions of the Indenture. The Indenture contains customary affirmative and negative covenants and events of default.
Note 6 Stock-Based Compensation

Stock-Based Compensation
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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarters ended December 31, 2017 and January 1, 2017, stock-based compensation expense was $25.6 million and $28.3 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Quarter Ended	Quantity	Weighted-Average Fair Value per Award
January 1, 2017
Restricted shares	1.1	$44.85
Performance stock units	0.2	$42.65

December 31, 2017
Restricted shares	1.3	$52.58
Performance stock units	0.5	$48.99
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
For the 2016, 2017 and 2018 grants, 70% of each performance-based award opportunity is subject to the net sales metric for the performance period and 30% is subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric. For the 2016 and 2017 grants, the maximum percentage is further adjusted by our total shareholder return

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

relative to a peer group selected by the Compensation Committee. The maximum adjustment is 120%. For the 2018 grants, the maximum percentage is further adjusted based on total shareholder return on absolute revenue growth metrics. The maximum adjustment is 125%.
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
Note 7 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, sales to customers with a ship-to location in Hong Kong totaled 18% for the quarter ended December 31, 2017 and 19% in Hong Kong for the quarter ended January 1, 2017, respectively.

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
Provisions	4.5	0.8	0.5	5.8
Reversal/adjustment of prior provision	0.1	(0.2)	(0.2)	(0.3)
Cash expenditures	(4.7)	(1.3)	—	(6.0)
Other non-cash settlement	—	(0.8)	(0.9)	(1.7)
Balance at December 31, 2017	$8.4	$6.9	$1.1	$16.4
We recorded net provisions for employee severance of $4.6 million for the quarter ended December 31, 2017. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.6 million for the quarter ended December 31, 2017, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Note 9 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to workers’ compensation and employer’s liability insurance. Accrued workers’ compensation liability was $1.5 million and $1.6 million at December 31, 2017 and October 1, 2017, respectively. Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

This Quarterly Report on Form 10-Q includes current beliefs, expectations and other forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and the accompanying consolidated financial statements and notes thereto must be read in conjunction with the MD&A and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017, in their entirety.
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

Microsemi Corporation	17

Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended
	December 31, 2017	January 1, 2017	Variance $	Variance %
Net sales	$468.7	$435.5	$33.2	7.6%
Gross profit	$288.7	$276.5	$12.2	4.4%
Gross margin	61.6%	63.5%	(1.9)%
Net sales increased $33.2 million or 7.6% to $468.7 million for the first quarter ended December 31, 2017 ("Q1 2018") from $435.5 million for the first quarter ended January 1, 2017 ("Q1 2017") primarily due to an increase in sales volumes in each of our end markets. On January 25, 2018, we announced that we expect consolidated net sales for the second quarter of fiscal year 2018 of between approximately $477 million and $502 million.
Gross profit increased $12.2 million to $288.7 million (61.6% of net sales) for Q1 2018 from $276.5 million (63.5% of net sales) for Q1 2017. In Q1 2018, we recorded costs related to manufacturing profit in acquired inventory of $5.2 million and inventory charges related to closure of manufacturing facility of $2.4 million.
During Q1 2018, we recorded net provisions for employee severance of $4.6 million. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $0.6 million primarily for the fair value at the cease-use date of operating lease liabilities for space we have excited. The excited facilities consisted of manufacturing sites, as well as sales, engineering, and administrative space.
For Q1 2018, we recorded an income tax benefit of $13.6 million. For the quarter ended January 1, 2017, we recorded income tax provision of $9.1 million. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. The income tax benefit this quarter includes $24.2 million of provisional benefit related to certain aspects of the Tax Cuts and Jobs Act ("TCJA"), as discussed further below, offset by increases in unrecognized tax benefits for uncertain tax positions.
The TCJA was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings. The statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. ASC 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") , that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the TCJA enactment.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA. However, we have recorded a provisional tax benefit of $12.4 million for the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21% and a provisional tax benefit of $11.8 million for the recognition of the alternative minimum tax credits that will be fully refundable under the TCJA over the next several years. These provisional amounts are included as components of provision for (benefit from) income taxes as reported in our consolidated statements of operations and comprehensive income.
We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries, particularly with regards to subsidiaries from recent acquisitions, to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable.
Additionally, we have not recorded provisional amounts for other aspects of the TCJA, including the potential impact of items effective January 1, 2018 and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment. Further, we anticipate

Microsemi Corporation	18

the Department of the Treasury, FASB and other regulators to release additional guidance and authority that could affect our accounting for the tax effects of enactment of the TCJA.
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

Recent Product Introductions
Microsemi marketed a number of recently introduced and updated products, including:

•
its new Serval-T™ Ethernet switch product family delivering nanosecond accurate IEEE 1588 solutions that can meet next-generation 5G network as well as location-based service requirements, expanding the company's portfolio of access networking and timing solutions;

•
a new SyncServer S80 server integrating a GPS antenna, receiver and Network Time Protocol (NTP) timing server into a single ruggedized, environmentally hardened unit ideal for outdoor installation with physical security systems;

Microsemi Corporation	19

•
the production release of its new Smart Storage SAS/SATA adapters, advance Microsemi's Smart Storage offering for SAS/SATA server storage in data centers with full board-level solutions as well as silicon plus software for custom embedded solutions;

•
its TimeProvider 4100, a highly flexible IEEE 1588 Precision Time Protocol (PTP) grandmaster clock designed to scale from the edge to the aggregation layers of both mobile infrastructure and access networks;

•	a new IEEE 1588 timing synchronization module, offering a complete self-contained platform for customers to implement IEEE 1588 network timing client protocols;

•
its Libero™ system-on-chip (SoC) PolarFire version 2.0 comprehensive design software tool suite, used for the development of the company's lowest power, cost-optimized mid-range PolarFire™ FPGAs and supporting all PolarFire FPGA family devices and packages;

•
new hardware and software options for its popular SyncServer S600 series of time servers and instruments, with recent enhancements including improved time synchronization over enterprise Ethernet networks and supply timing signals for improved military radar operations and satellite uplink communications; and

•
its LX7730 radiation-tolerant telemetry controller integrated circuit (IC) was successfully qualified and certified by the U.S. Defense Logistics Agency (DLA) as Qualified Manufacturers List (QML) Class V and Q, mandatory designations for design-ins for space programs and for manufacturers to be listed on the QML by the DLA.

Results of Operations
Net sales increased $33.2 million or 7.6% to $468.7 million for Q1 2018 from $435.5 million for Q1 2017. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended
	December 31, 2017	January 1, 2017
Aerospace & Defense	$127.7	$111.1
Communications	163.3	158.0
Data Center	103.9	101.5
Industrial	73.8	64.9
	$468.7	$435.5

Net sales in the Aerospace & Defense end market increased $16.6 million to $127.7 million in Q1 2018 from $111.1 million in Q1 2017. Our aerospace outlook remains healthy. Commercial air remains a steady contributor, and we expect continuing benefits from innovative airframe advancements and corresponding content growth, as deliveries of more electronically advanced aircraft progress, as well as benefits from upgrades to existing airframes. Our differentiated highly reliable and secure FPGA technology will contribute to growth in this end market. We also expect satellite sales, which includes higher margin radiation-tolerant FPGA products, to improve over the upcoming year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products and growing foreign military sales. While we believe we have yet to see additional incremental defense sales from a proposed increase in U.S. defense spending, our customers are anticipating the increase and coordinating with us on multi-year capacity needs. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $5.3 million to $163.3 million in Q1 2018 from $158.0 million in Q1 2017. This end market benefited in Q1 2018 from increased contributions in broadband gateway products with increased demand in China and India. We believe the communications infrastructure market will move towards continued sales growth in the second half of 2018. We continue to experience growth in our timing products, driven by network synchronization and clock management products in communications infrastructure applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. Sales of legacy Ethernet switching products declined as growth in LTE and capital

Microsemi Corporation	20

expenditures at carriers slowed as a result of a pause in the wireless capital expenditure in China due to the 4G wind down. We are benefiting from the resulting shift of spending into wireline applications and the continuing emergence of 100G deployments in China and North America. Our recently announced next generation FPGA products solutions are designed for the Communications end market and we believe they will extend our leadership of our low power, secure and reliable solutions.
Net sales in the Data Center end market increased $2.4 million to $103.9 million in Q1 2018 from $101.5 million in Q1 2017. The increase in Q1 2018 compared to Q1 2017 was primarily attributable to an increase in sales volumes of our flash controller products which continued to gain momentum with increased spending from our hyper scale customers. We expect increased contributions from our scalable storage products that will benefit from increased customer adoption of the Intel Purley platform, offsetting declines in end-of-life fibre channel products. Amounts reported in this end market currently consist of the storage controllers, interconnect devices and board level products, along with various power management and Ethernet switching products which have been selling into Data Center applications. Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute on Microsemi’s solution-sell go-to-market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth Data Center end market.
Net sales in the Industrial end market increased $8.9 million to $73.8 million in Q1 2018 from $64.9 million in Q1 2017. The increase in Q1 2018 compared to Q1 2017 was attributable to increased sales in automotive and semiconductor capital equipment applications. We continue to forecast growth for 2018 based on the strength of our ultra-low power RF products, recovered energy markets and several emerging market opportunities such as automotive charging stations in China, motor control applications for our FPGA products, and industrial automation opportunities for our Ethernet switching solutions.
Gross profit increased $12.2 million to $288.7 million (61.6% of net sales) for Q1 2018 from $276.5 million (63.5% of net sales) for Q1 2017. In Q1 2018, we recorded costs related to manufacturing profit in acquired inventory of $5.2 million and inventory charges related to closure of manufacturing facility of $2.4 million.
Selling, general and administrative ("SG&A") expenses decreased $6.1 million to $84.4 million for Q1 2018 from $90.5 million in Q1 2017. The decrease in SG&A expenses were due to consolidation activities over the prior year, partially offset by incremental costs from recent acquisitions.
Research and development expense increased $6.7 million to $89.0 million for Q1 2018 from $82.3 million for Q1 2017. While incremental costs from recent acquisitions contributed to increased research and development expenses from Q1 2018 compared to Q1 2017, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended
	December 31, 2017	January 1, 2017
Completed technology	$38.5	$31.7
Customer relationships	4.6	12.0
Backlog, trade name and other	7.2	1.8
	$50.3	$45.5

Microsemi Corporation	21

The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
Provisions	4.5	0.8	0.5	5.8
Reversal/adjustment of prior provision	0.1	(0.2)	(0.2)	(0.3)
Cash expenditures	(4.7)	(1.3)	—	(6.0)
Other non-cash settlement	—	(0.8)	(0.9)	(1.7)
Balance at December 31, 2017	$8.4	$6.9	$1.1	$16.4
We recorded net provisions for employee severance of $4.6 million for Q1 2018. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.6 million for Q1 2018, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. The exited facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Interest expense, net, decreased $4.2 million to $21.7 million for Q1 2018 from $25.9 million for Q1 2017 primarily due to principal repayments and the positive impact of our credit facility repricing in November 2017.
For the quarter ended December 31, 2017, we recorded an income tax benefit of $13.6 million. For the quarter ended January 1, 2017, we recorded income tax provision of $9.1 million. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. The income tax benefit this quarter includes $24.2 million of provisional benefit related to certain aspects of the TCJA, as discussed further below, offset by increases in unrecognized tax benefits for uncertain tax positions.
The TCJA was enacted on December 22, 2017 and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings. The statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. ASC 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118, which will allow us to record provisional amounts during a measurement period ending no later than one year from the date of the TCJA enactment.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA. However, we have recorded a provisional tax benefit of $12.4 million for the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21% and a provisional tax benefit of $11.8 million for the recognition of the alternative minimum tax credits that will be fully refundable under the TCJA over the next several years. These provisional amounts are included as components of income tax expense from continuing operations.

Due to the complexity of our international structure, coupled with the number of acquisitions in recent years, we are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable.

Additionally, we have not recorded provisional amounts for other aspects of the TCJA, including the impact of items effective January 1, 2018 and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment. Further, we anticipate the Department of the Treasury, Financial Accounting Standards Board and other regulators to release additional guidance and authority that could impact our complete accounting for the tax effects of enactment of the TCJA.

Microsemi Corporation	22

CAPITAL RESOURCES AND LIQUIDITY
We had $166.6 million and $144.9 million in cash and cash equivalents at December 31, 2017 and October 1, 2017, respectively. During Q1 2018 , we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the United States may not be readily available to meet our domestic cash requirements.  We intend to reinvest prior and certain current year earnings from our foreign entities indefinitely.  Certain current year earnings from our foreign entities are not indefinitely reinvested and we recorded the tax impact in current year net income. We require a substantial amount of cash in the United States for strategic business initiatives including: purchases of property and equipment, accelerated principal payments on debt, potential repurchases of our common stock and potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider raising funds through debt or equity offerings or repatriate earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition. We will continue to evaluate our permanently reinvested assertion in the future in response to the recently enacted TCJA. We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries, particularly with regards to subsidiaries from recent acquisitions, to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact as permitted by SAB 118.
Net cash provided by operating activities decreased $12.3 million to $65.3 million during Q1 2018 from $77.6 million during Q1 2017. A summary of net cash provided by operating activities during Q1 2018 and Q1 2017 is as follows:

	Quarter Ended
	December 31, 2017	January 1, 2017
Net income	$47.9	$19.5
Depreciation and amortization	64.1	57.1
Amortization of deferred financing cost	4.3	2.0
Loss on divestiture	—	1.2
Loss on disposition or impairment of assets	1.1	—
Deferred income taxes	(22.0)	1.4
Charge for stock-based compensation	25.6	28.3
Net change in working capital accounts	(54.2)	(29.9)
Net change in other long-term assets and liabilities	(1.5)	(2.0)
Net cash provided by operating activities	$65.3	$77.6

The net change in our working capital accounts was primarily due to timing of collections and payments and increase in inventory due to anticipated shipments in the following quarter.
Net cash used in investing activities was $147.2 million for Q1 2018 and consisted of purchases of property and equipment of $9.9 million and $137.4 million in payment for acquisition, partially offset by $0.1 million in proceeds from the sale of short-term investments. Net cash used in investing activities was $14.9 million for Q1 2017 and consisted of $10.5 million in purchases of property and equipment and $4.5 million in payments for acquisitions, partially offset by $0.1 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was $103.6 million for Q1 2018 compared to $78.3 million net cash provided by financing activities for Q1 2017. Net cash used in financing activities in Q1 2018 consisted of $35.2 million in repayments of our credit facility, and $6.9 million in payments of stock settled tax withholdings, partially offset by $145.0 million in proceeds from the credit Facility and $0.7 million in net proceeds from the exercise of stock options. Net cash provided by financing activities in Q1 2017 consisted of $75.0 million in repayments of our credit Facility, and $3.9 million in

Microsemi Corporation	23

payments of stock settled tax withholdings, partially offset by $0.6 million in net proceeds from the exercise of stock options. Please refer to Note 5, "Debt" of our notes to unaudited consolidated financial statements for a discussion of our Credit Agreement and Notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information, with respect to our critical accounting policies, that we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017. We have made no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended October 1, 2017.
RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1, "Presentation of Financial Information" of our notes to unaudited consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, which is the potential loss arising from adverse changes in credit risk, foreign currency exchange rates, interest rates or the stock market.
Interest Rates
On November 21, 2017, we entered into Amendment No. 4 ("Amendment No. 4") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF"), as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 4 provides for, among other things, new pricing terms for the term loan B facility.
As of December 31, 2017, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving Facility	$120.0	3.75%	0.75%	1.75%	3.15%
Term Loan A Facility	$747.6	3.75%	0.75%	1.75%	3.09%
Term Loan B Facility	$794.7	3.75%	1.00%	2.00%	3.38%
We have historically conducted a limited interest rate hedging program and currently have no outstanding interest rate hedging instruments. We have considered and may continue to consider increasing expanding our interest rate hedging program.

Microsemi Corporation	24

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
Credit Risk
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including lingering impacts of sequestration under the Budget Control Act of 2011, constraints of the budgetary process and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by the budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013 and January 2018.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended October 1, 2017, as filed with the Securities and Exchange Commission (the "SEC") on November 14, 2017. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.
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

Microsemi Corporation	26

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

Microsemi Corporation	27

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
Net sales to international markets represent a significant portion of total net sales and totaled 67% in 2017. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Macau, Malaysia, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the vote in 2016 by the United Kingdom to leave the European Union;

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

•	compliance with and changes in import/export tariffs and regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	changes in tariffs and freight rates;

•	potentially longer payment cycles and difficulties in collecting receivables;

•	difficulties and enforcing contracts generally; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.

Microsemi Corporation	28

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
We have in the past acquired a number of businesses or companies, additional product lines and assets, and we may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of a consolidating semiconductor industry and high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. To the extent we are successful in making acquisitions, if we are unsuccessful in integrating acquired companies or product lines with existing operations, or if integration is more difficult or more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on the Microsemi consolidated group's financial results is dilutive or is below the market's or financial analysts' expectations. Some of the risks that may affect our ability to integrate or realize any anticipated synergies, benefits, or improved financial performance from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining recent acquisitions;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	other difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management's attention from other business concerns; and

•	adverse effects on existing business relationships with customers.
In connection with acquisitions, we may:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders' percentage ownership;

Microsemi Corporation	29

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions and similar liabilities;

•	incur impairment charges related to goodwill or other intangibles;

•	incur large, immediate accounting write-offs; and

•	face antitrust or other regulatory inquiries or actions.
There can be no assurance the benefits of any acquisitions will outweigh the attendant costs, and if they do not, our financial condition, cash flows, results of operations and stock price may be materially and adversely affected.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between January 1, 2017 and December 31, 2017, the market sale price of our common stock ranged between a low of $46.09 and a high of $57.97. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	30

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
A significant portion of our sales are or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies which creates concentrations of credit risk. Future sales are subject to the uncertainties of governmental appropriations and national defense policies and priorities, including sequestration impacts similar to those we experienced under the Budget Control Act of 2011, constraints of the budgetary process, and timing and potential changes in these policies and priorities. Additionally, the long-term outlook for the fiscal position of the U.S. federal government is also uncertain, as illustrated by budget negotiations and the shutdown of non-essential U.S. federal government services in October 2013 and January 2018. Furthermore, there is uncertainty with regards to policy changes and timing of those changes with respect to monetary, regulatory, tax, and trade, among others, under the current administration and legislature which could have a material adverse impact on our revenues, financial condition and results of operations.
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
Generally, the U.S. government and its contractors and subcontractors may terminate their contracts with us at any time, with or without cause. In 2014, the U.S. government terminated for convenience a $75 million contract. We have in the past experienced the termination of at least one other contract due to the termination of the underlying government contract. All government contracts are also subject to price renegotiation in accordance with the U.S. Government Renegotiation Act. By reference to such contracts, all of the purchase orders we receive that are related to government contracts are subject to these possible events. In addition, the shutdowns of non-essential U.S. government services in 2013 and 2018 and any future government shutdowns may significantly increase the risk of further contract terminations or renegotiations, and any such termination or renegotiation could have a material adverse impact upon our revenues, financial condition and results of operations.

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

Microsemi Corporation	32

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
We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Tax regulations are subject to change, as highlighted by enactment of the Tax Cuts and Jobs Act in December 2017. Our tax liabilities are affected by the amounts we record in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other tax positions and assess additional taxes. Our application of transfer pricing has been the primary subject of the current examination of our U.S. federal, Canadian and Indian income tax returns. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However,

Microsemi Corporation	33

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

Microsemi Corporation	37

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

Microsemi Corporation	38

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

Microsemi Corporation	39

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

Microsemi Corporation	40

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
We face risks from electrical or telecommunications outages, security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, and disruptions from unauthorized access and tampering, and other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees, which could result in our incurring costs for remedial or preventative actions, damage our reputation with customers and reduce demand for our products and services. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent. We are upgrading and integrating, and have plans to upgrade and integrate further, our enterprise information systems, and these efforts may cause additional strains on personnel and system resources or may result in potential system outages.
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

Microsemi Corporation	41

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

Microsemi Corporation	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.1
Amendment No. 4 to Credit Agreement, dated as of November 21, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 27, 2017)

10.2	Form of Performance Stock Unit Award Agreement - Fiscal 2018-2020†*

10.3	Fiscal 2018 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements†

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
 Dated: January 26, 2018

Microsemi Corporation	44

Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 4 to Credit Agreement, dated as of November 21, 2017, among Microsemi Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on November 27, 2017)

10.2	Form of Performance Stock Unit Award Agreement - Fiscal 2018-2020†*

10.3	Fiscal 2018 Executive Non-Equity Incentive Plan†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018†

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018†

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 26, 2018††

101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

Microsemi Corporation	45