Form 10-Q
period 2018-04-01
MICROSEMI CORP
filed 2018-04-27
CIK 310568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended April 1, 2018
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
The number of outstanding shares of Common Stock on April 24, 2018 was 117,959,591.

Microsemi Corporation	2

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Quarterly Report on Form 10-Q must be read in its entirety and contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "can," "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words and comparable words. In addition, all of the information herein that does not state a historical fact is forward-looking, including any statement or implication about an estimate or a judgment, or an expectation as to a future time, future result or other future circumstance. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning:

•
expectations regarding the proposed acquisition of Microsemi by Microchip Technology Incorporated, including the satisfaction of closing conditions to the transaction and anticipated timing of the closing;

•	expectations concerning policy changes with respect to monetary, regulatory, tax, and trade, among others, and the effects of any such changes on our business and results of operations;

•
expectations regarding tax exposures and future tax rates, especially in regards to the recent enactment of Tax Cuts and Jobs Act ("TCJA"), our ability to realize deferred tax assets and the outcome or effects of examinations by U.S., state or foreign jurisdictions;

•	expectations regarding potentially divergent laws and regulations, trade restrictions, including treaty changes, tariffs, sanctions and the suspension of export licenses;

•	expectations that we will be able to successfully integrate acquired companies and personnel with our existing operations;

•	expectations regarding our liquidity and capital resources, including our loan covenants;

•	demand, growth and sales expectations for our products;

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

The unaudited consolidated statements of operations and comprehensive income for the quarter and six months ended April 1, 2018 of Microsemi Corporation and its subsidiaries (which we herein refer to collectively as "Microsemi," "the Company," "we," "our," "ours" or "us"), the unaudited consolidated statement of cash flows for the six months ended April 1, 2018, and the comparative unaudited consolidated financial statements for the corresponding period of the prior year, together with the unaudited consolidated balance sheets as of April 1, 2018 and October 1, 2017, are included herein.
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

Microsemi Corporation	5

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (unaudited, amounts in millions, except par value)

	April 1, 2018	October 1, 2017
Assets
Current assets:
Cash and cash equivalents	$223.2	$144.9
Accounts receivable, net of allowances of $41.7 at April 1, 2018 and $43.8 at October 1, 2017	292.2	267.9
Inventories	265.6	239.1
Other current assets	71.9	75.0
Total current assets	852.9	726.9
Property and equipment, net	223.8	197.6
Goodwill	2,538.4	2,497.3
Intangible assets, net	698.6	752.3
Deferred income taxes, net	68.7	67.2
Other assets	87.7	81.8
Total assets	$4,470.1	$4,323.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$162.6	$164.9
Accrued liabilities	131.0	153.4
Current maturity of long-term debt	81.4	61.1
Total current liabilities	375.0	379.4
Long-term debt	1,800.5	1,735.6
Deferred income taxes	84.6	103.8
Other long-term liabilities	123.6	110.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 1 share; none issued	—	—
Common stock, $0.20 par value; 250.0 authorized, 118.0 issued and outstanding at April 1, 2018 and 116.3 issued and outstanding at October 1, 2017	23.6	23.3
Capital in excess of par value of common stock	1,474.1	1,443.7
Retained earnings	586.9	526.9
Accumulated other comprehensive income	1.8	0.4
Total stockholders’ equity	2,086.4	1,994.3
Total liabilities and stockholders' equity	$4,470.1	$4,323.1

The accompanying notes are an integral part of these statements.

Microsemi Corporation	6

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (loss) (unaudited, amounts in millions, except earnings per share)

	Quarter Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$492.2	$442.9	$960.9	$878.4
Cost of sales (excluding amortization of intangible assets below)	201.9	158.8	382.0	317.8
Gross profit	290.3	284.1	578.9	560.6
Operating expenses
Selling, general and administrative	100.8	75.8	185.1	166.2
Research and development costs	92.7	86.9	181.8	169.2
Amortization of intangible assets	42.2	46.5	92.4	92.1
Restructuring, severance and facilities charges	3.1	5.8	8.6	8.2
Total operating expenses	238.8	215.0	467.9	435.7
Operating income	51.5	69.1	111.0	124.9
Other expense
Interest expense, net	(22.8)	(25.9)	(44.4)	(51.8)
Other expense, net	(0.8)	(0.3)	(4.4)	(1.6)
Total other expense	(23.6)	(26.2)	(48.8)	(53.4)
Income before income taxes	27.9	42.9	62.2	71.5
Provision for income taxes	15.6	1.7	2.0	10.9
Net income	$12.3	$41.2	$60.2	$60.6
Earnings per share
Basic	$0.10	$0.36	$0.51	$0.53
Diluted	$0.10	$0.35	$0.50	$0.52
Weighted-average common shares outstanding:
Basic	117.4	114.7	117.2	114.4
Diluted	119.6	117.0	119.3	116.6

Net income	$12.3	$41.2	$60.2	$60.6
Other comprehensive income (loss), net of taxes
Currency translation adjustment	0.9	0.3	1.4	(0.9)
Other comprehensive income (loss), net of taxes	0.9	0.3	1.4	(0.9)

Total comprehensive income	$13.2	$41.5	$61.6	$59.7

The accompanying notes are an integral part of these statements.

Microsemi Corporation	7

MICROSEMI CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited, amounts in millions)

	Six Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net income	$60.2	$60.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.5	115.8
Amortization of deferred financing cost	6.1	5.6
Loss on divestiture	—	1.2
Loss on disposition or impairment of assets	1.2	—
Deferred income taxes	(19.2)	(7.3)
Charge for stock-based compensation	51.7	43.9
Change in assets and liabilities:
Accounts receivable	(7.5)	12.8
Inventories	12.0	(2.1)
Other current assets	3.3	(16.6)
Other assets	(3.0)	(11.4)
Accounts payable	(18.1)	(1.1)
Accrued liabilities	(28.8)	(5.5)
Other long-term liabilities	9.9	3.2
Net cash provided by operating activities	188.3	199.1
Cash flows from investing activities:
Purchases of property and equipment	(29.6)	(26.5)
Proceeds from the sale of short term investments	0.1	0.1
Acquisitions net of cash acquired	(138.6)	(17.0)
Net cash used in investing activities	(168.1)	(43.4)
Cash flows from financing activities:
Proceeds from debt	145.0	235.0
Repayments of debt	(65.4)	(385.4)
Payments of debt issuance costs	—	(1.2)
Payments for stock settled tax withholdings	(23.1)	(3.9)
Proceeds from exercise of stock options	1.6	1.5
Net cash provided by (used in) financing activities	58.1	(154.0)
Net increase in cash and cash equivalents	78.3	1.7
Cash and cash equivalents at beginning of period	144.9	189.5
Cash and cash equivalents at end of period	$223.2	$191.2

The accompanying notes are an integral part of these statements.

Microsemi Corporation	8

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 Presentation of Financial Information

The unaudited consolidated financial statements include the accounts of Microsemi Corporation and its subsidiaries. Intercompany transactions have been eliminated in consolidation.
The consolidated financial statements are unaudited, but in the opinion of our management, include all adjustments (all of which are normal or recurring adjustments) necessary for a fair statement of the results of operations for the periods indicated. The results of operations for the most recently reported quarter and six months ended April 1, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Earnings Per Share
Basic earnings per share have been computed based upon the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock awards outstanding during the respective periods. Earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Basic
Net income	$12.3	$41.2	$60.2	$60.6
Weighted-average common shares outstanding	117.4	114.7	117.2	114.4
Basic earnings per share	$0.10	$0.36	$0.51	$0.53

Diluted
Net income	$12.3	$41.2	$60.2	$60.6
Weighted-average common shares outstanding for basic	117.4	114.7	117.2	114.4
Dilutive effect of stock awards	2.2	2.3	2.1	2.2
Weighted-average common shares outstanding on a diluted basis	119.6	117.0	119.3	116.6
Diluted earnings per share	$0.10	$0.35	$0.50	$0.52

Microsemi Corporation	9

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

For the quarter and six months ended April 1, 2018, we excluded 0.2 million of stock awards in the computation of diluted earnings per share as these stock awards would have been anti-dilutive. For the quarter and six months ended April 2, 2017, there were no stock awards excluded in the computation of diluted earnings per share.
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
Note 2 Pending Acquisition

On March 1, 2018, Microsemi, Microchip Technology Incorporated, a Delaware corporation ("Microchip") and Maple Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Microchip ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Microchip. At the time the Merger becomes effective (the "Effective Time"), each outstanding share of common stock, par value $0.20 per share, of the Company ("Company Stock") outstanding immediately prior to the Merger (other than (1) treasury stock held by the Company or shares of Company Stock held by Microchip or any subsidiary of the Company or Microchip, which will be cancelled without consideration and (2) shares of Company Stock held by stockholders, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be automatically cancelled and converted into the right to receive an amount equal to $68.78 in cash, without interest (the "Merger Consideration").
Pursuant to the Merger Agreement, as of the Effective Time, the outstanding Company equity awards will be treated as follows: (a) each outstanding option to purchase shares of Company Stock and stock appreciation right ("SAR") related to Company Stock, whether vested or unvested, will be assumed by Microchip and will be subject to the same

Microsemi Corporation	10

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

terms and conditions as applied to the related option or SAR immediately prior to the Effective Time, except that (i) the number of shares of Microchip’s common stock subject to each assumed option or assumed SAR will be equal to the product of the number of shares of Company Stock underlying such assumed option or assumed SAR as of immediately prior to the Effective Time multiplied by the ratio of the Merger Consideration to the average closing sales price per share of Microchip’s common stock over the period of ten trading days ending on the last trading day before the closing of the Merger (the "equity award exchange ratio") and (ii) the per share exercise price of each assumed option or assumed SAR will be determined by dividing the per share exercise price of the assumed option or assumed SAR immediately prior to the Effective Time by the equity award exchange ratio; (b) each award of time-based vesting restricted stock units ("RSU") with respect to shares of Company Stock that is outstanding and vested immediately prior to the Effective Time (including those RSUs that become vested by their terms immediately prior to or as of the Effective Time) will be canceled and converted into the right to receive an amount in cash equal to (i) the number of vested RSUs subject to the award multiplied by (ii) the Merger Consideration; (c) each award of time-based vesting RSUs with respect to shares of Company Stock that is outstanding and unvested at the Effective Time will be assumed by Microchip and converted into a number of RSUs with respect to Microchip’s common stock determined by multiplying the number of unvested RSUs by the equity award exchange ratio; (d) each award of performance-based vesting RSUs with respect to shares of Company Stock ("PSUs") that is outstanding immediately prior to the Effective Time will vest as to a percentage of the total number of shares of Company Stock subject to such award to be determined prior to the Effective Time by the compensation committee of the Company’s board of directors (the "Board") (which percentage will not be less than 100% of the target number of shares subject to the award or greater than the maximum possible vesting percentage under the terms of the award) and will be canceled and converted into the right to receive an amount in cash equal to (i) the number of vested PSUs subject to the award multiplied by (ii) the Merger Consideration; and (e) each share of Company Stock awarded pursuant to a Company restricted stock award that is outstanding and unvested as of immediately prior to the Effective Time will be cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration, provided that the right of the award holder to receive such cash payment will be subject to the same vesting conditions (including any applicable acceleration provisions provided under the terms of the award) as applied to the share of Company Stock to which such payment of the Merger Consideration relates. However, at least 10 days prior to the Effective Time, Microsemi and Microchip may agree that the Microsemi equity awards may be treated in a manner other than as set forth above if Microsemi and Microchip in good faith determine that (i) different treatment is necessary to avoid the violation of applicable local law or to comply with applicable local law, and (ii) such different treatment is, to the maximum extent practicable, consistent with the treatment set forth above.
The respective obligations of the Company, Microchip and Merger Subsidiary to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by the Company’s stockholders, receipt of certain regulatory approvals, the absence of any legal prohibitions to the consummation of the Merger, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement. Assuming timely receipt of required regulatory approvals and satisfaction of other closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the Company and Microchip anticipate that the Merger will be completed in June 2018.
The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or Microchip under specified circumstances (including termination by the Company to accept a superior proposal), a termination fee of $290.0 million will be payable by the Company to Microchip. The termination fee is also payable by the Company to Microchip under certain other specified circumstances set forth in the Merger Agreement. The Merger Agreement also contains a provision requiring the Company to reimburse Microchip for up to $35.0 million of its expenses incurred in connection with the Merger if the Merger Agreement is not adopted by the Company’s stockholders is not obtained at a meeting called for that purpose.
During the quarter ended April 1, 2018, we recorded acquisition-related costs of approximately $14.8 million, primarily for outside legal and external financial advisory fees associated with the pending acquisition by Microchip. These costs were recorded in sales, general and administrative expenses in our consolidated statements of operations. Additional acquisition-related costs are expected to be incurred through the closing of the Merger.

Microsemi Corporation	11

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 Inventories

Inventories are summarized as follows:

	April 1, 2018	October 1, 2017
Raw materials	$55.3	$42.5
Work in process	130.3	120.6
Finished goods	80.0	76.0
	$265.6	$239.1
Note 4 Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following components:

	April 1, 2018	October 1, 2017
Amortizable intangible assets
Completed technology	$627.2	$670.9
Customer relationships	69.5	73.8
Backlog, trade name and other	1.9	0.6
	$698.6	$745.3

Non-amortizable intangible assets
Goodwill	$2,538.4	$2,497.3
In-process research and development	$—	$7.0

A reconciliation of goodwill for the six months ended April 1, 2018 is as follows:

Balance as of October 1, 2017	$2,497.3
Additions from acquisitions	41.1
Balance as of April 1, 2018	$2,538.4
The increase in goodwill for the six months ended April 1, 2018 is related primarily to an acquisition completed during the quarter ending December 31, 2017. We completed a preliminary purchase price allocation with regards to this acquisition.

Microsemi Corporation	12

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Completed technology	$38.9	$34.5	$77.3	$66.2
Customer relationships	3.0	11.7	7.6	23.7
Backlog, trade name and other	0.3	0.3	7.5	2.2
	$42.2	$46.5	$92.4	$92.1
Estimated amortization expense for amortizable intangible assets in each of the five succeeding years and thereafter is as follows:

Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter
$160.2	$146.9	$144.8	$128.8	$51.1	$66.8
Note 5 Income Taxes

For the quarter and six months ended April 1, 2018, we recorded an income tax provision of $15.6 million and $2.0 million, respectively. For the quarter and six months ended April 2, 2017, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and six months ended April 1, 2018, our income tax provisions include provisional expense and benefit, respectively, related to certain aspects of the Tax Cuts and Jobs Act ("TCJA"), as discussed further below, and changes in unrecognized tax benefits for uncertain tax positions. During the quarter and six months ended April 2, 2017, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions.
The TCJA was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings. The statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. Accounting Standard Codification ("ASC") 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows us to record provisional amounts during a measurement period ending no later than one year from the date of the TCJA enactment.
As of April 1, 2018, we have not completed our accounting for the tax effects of enactment of the TCJA. However, in the quarter ended April 1, 2018, we recorded a provisional tax expense of $11.1 million for the impact of the one-time transition tax. In the quarter ended December 31, 2017, we recorded a provisional tax benefit of $12.4 million for the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21%, as well as a provisional tax benefit of $11.8 million for the recognition of the alternative minimum tax credits that will be fully refundable under the TCJA over the next several years. These provisional amounts are included as components of provision for (benefit from) income taxes as reported in our consolidated statements of operations and comprehensive income.
The income tax provision this quarter includes the Company’s provisional expense of $13.1 million related to the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, partially offset by a provisional benefit of $2.0 million related to uncertain tax positions impacted by the Company’s foreign earnings and profits, for a net provisional tax expense in the quarter ended April 1, 2018 of $11.1 million. The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") of our foreign subsidiaries. Substantially all our E&P was permanently reinvested outside the U.S. prior to the TCJA. At December 31, 2017, we were still in the process of analyzing the E&P and tax pools of our foreign subsidiaries, particularly with regards to subsidiaries from recent acquisitions, to reasonably estimate the effects of the one-time transition tax and, therefore, did not record a provisional impact. During the quarter ended April 1, 2018 we made sufficient progress in determining our E&P and tax pools to be able to provide a provisional estimate of the impact of the one-time transition tax. The provisional impact of the one-

Microsemi Corporation	13

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

time transition tax is subject to future measurement period adjustments in accordance with SAB 118. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
We have not recorded provisional amounts for other aspects of the TCJA, including the potential impact of items effective beginning after this fiscal year and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to the TCJA's enactment. We are still evaluating how the TCJA impacts the valuation allowance on our federal and state deferred tax assets. Further, we anticipate the Department of the Treasury, FASB and other regulators to release additional guidance and authority that could affect our accounting for the tax effects of enactment of the TCJA including the provisional impacts we have recorded to date.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Fiscal years 2007 through 2016 generally remain subject to examination by federal and most state tax authorities and in significant foreign jurisdictions. Each quarter, we reassess our uncertain tax positions for additional unrecognized tax benefits, interest and penalties, and deletions due to statute expirations. Based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a potential decrease in unrecognized tax benefits of approximately $1.0 million within the next twelve months.
We establish liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, international tax issues and certain tax credits. The Internal Revenue Service ("IRS") is currently examining our income tax returns for tax years 2007 through 2014 and the Canada Revenue Agency ("CRA") is currently examining income tax returns for tax years 2007 through 2008 and 2011 through 2015. As of April 1, 2018, the IRS and the CRA have raised questions primarily related to transfer pricing. We believe that our position is appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we would be required to adjust our provision for income tax in the period such resolution occurs. While we believe our reported results are appropriate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position if not resolved within our expectations.
Note 6 Debt

Credit Agreement
In November 2017, we entered into Amendment No. 4 ("Amendment No. 4") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 4 provides for, among other things, new pricing terms for the term loan B facility.
As of April 1, 2018, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving Facility	$100.0	3.75%	0.75%	1.75%	3.49%
Term Loan A Facility	$737.4	3.75%	0.75%	1.75%	3.42%
Term Loan B Facility	$794.7	3.75%	1.00%	2.00%	3.74%
As of April 1, 2018, the fair value of principal outstanding under the Credit Agreement was $1.6 billion. We classify this valuation as a Level 2 fair value measurement.
The obligations under the Credit Agreement are collateralized by a lien on substantially all of our personal property and material real property assets, subject in each case to certain customary exceptions.

Microsemi Corporation	14

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Debt issuance costs recorded as a reduction to principal outstanding in the consolidated balance sheets were $29.5 million as of April 1, 2018 and $35.1 million as of October 1, 2017.
Our Credit Agreement contains financial covenants including a maximum consolidated net leverage ratio and minimum fixed charge coverage ratio and also contains other customary affirmative and negative covenants and events of default. We were in compliance with our covenants as of April 1, 2018.
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
As of April 1, 2018, the principal outstanding on the Notes was $279.2 million and the fair value of principal outstanding was $309.6 million. We classify this valuation as a Level 1 fair value measurement.
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
Note 7 Stock-Based Compensation

Stock-Based Compensation
In February 2016, our stockholders approved amendments to the Microsemi Corporation 2008 Performance Incentive Plan (the "2008 Plan"). The amendments a) increased the share limit by approximately an additional 4.8 million shares so that the amended aggregate share limit for the 2008 Plan is approximately 41.8 million shares; b) extended the term of the 2008 Plan to December 2, 2025; c) limited the grant date value of awards that may be granted to non-employee directors under the 2008 Plan during any one calendar year to $0.4 million (or $0.6 million as to any newly elected or appointed non-employee director or a non-employee director serving as chairman of the Board or lead independent director); and d) extended the Company's authority to grant awards under the 2008 Plan intended to qualify as "performance-based awards" within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of stockholders that occurs in 2021. For every one share issued in connection with a full value award (as defined in the 2008 Plan), 2.41 shares will be counted against the share limit.
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
Awards authorized by the 2008 Plan include options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance share awards, and other cash or share-based awards. The shares issued under the 2008 Plan may be newly issued or shares held by Microsemi as treasury stock. The maximum term of a stock option grant or a stock appreciation right granted under the 2008 Plan is 6 years. For the quarter and six months ended April 1, 2018, stock-

Microsemi Corporation	15

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

based compensation expense was $26.1 million and $51.7 million, respectively. For the quarter and six months ended April 2, 2017, stock-based compensation expense was $15.6 million and $43.9 million, respectively.
The quantity of restricted shares and performance stock units at target levels granted and their weighted-average fair value are as follows (quantity in millions):

Six Months Ended	Quantity	Weighted-Average Fair Value per Award
April 2, 2017
Restricted shares	1.1	$45.10
Performance stock units	0.2	$42.65

April 1, 2018
Restricted shares	1.5	$54.07
Performance stock units	0.5	$48.99
Restricted Shares
Compensation expense for restricted shares was calculated based on the closing price of Company Stock on the date of grant and the restricted shares are subject to forfeiture if a participant does not meet length of service requirements. Restricted stock awards granted to employees typically vest over a three-year period and awards granted to non-employee directors vest in accordance with our director compensation policy.
Stock Units with Performance and Market Conditions
Compensation expense for performance stock units with performance and market conditions was calculated based upon expected achievement of the performance metrics specified in the grant and the closing price of our Company Stock on the date of grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation which incorporates estimates of the potential outcomes of the market condition on the fair value date of each award.
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
For the 2016, 2017 and 2018 grants, 70% of each performance-based award opportunity is subject to the net sales metric for the performance period and 30% is subject to the earnings per share metric for the performance period. The maximum percentage for a particular metric is 225% of the "target" number of units subject to the award related to that metric. For the 2016 and 2017 grants, the maximum percentage is further adjusted by our total shareholder return relative to a peer group selected by the Compensation Committee. The maximum adjustment is 120%. For the 2018 grants, the maximum percentage is further adjusted based on total shareholder return on absolute revenue growth metrics. The maximum adjustment is 125%.
In July 2016, the Compensation Committee of the Board of Directors of the Company approved a long-term incentive equity award for our chief executive officer consisting of 1,000,000 RSUs awarded under the Company’s 2008 Plan. Under the award agreement, the vesting of the RSUs is contingent on the Company’s stock price achieving specified levels during the five-year period after the date of grant of the award (the "performance period") as follows:

Stock Price Level	Percentage of Total Award That Vests
$50.00	25%
$60.00	50%
$70.00	25%

Microsemi Corporation	16

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

For a stock price level to be considered achieved, the closing price of the Company Stock (together with any dividends paid on a share of the Company Stock after the grant date of the award) must equal or exceed that level for a period of at least 20 consecutive trading days. A stock price level will also be considered achieved if, during the performance period, a change in control of the Company occurs after which the Company does not survive as a public company (a "Sale of the Company") and the per-share price of the Company Stock in the Sale of the Company (together with any dividends paid on a share of the Company Stock after the grant date of the award) equals or exceeds that level. In each case, the vesting of the award is subject to our chief executive officer's continued employment with the Company through the date the applicable stock price level is met. The first tranche of this award (corresponding to a stock price level of $50.00 per share for a period of 20 consecutive days) vested on December 9, 2016. The second tranche of this award (corresponding to a stock price level of $60.00 per share for a period of 20 consecutive days) vested on March 14, 2018.
The award is also eligible to vest in connection with certain "acceleration events" as described below. If, during the first year of the performance period, an acceleration event occurs and the award has not yet vested as to at least 160,000 RSUs, the award will accelerate on the event to the extent necessary so that 160,000 RSUs are vested on the event. If an acceleration event occurs during the performance period but after the first year of the performance period and the award has not yet vested as to at least 320,000 RSUs, the award will generally accelerate on the occurrence of the event to the extent necessary so that 320,000 RSUs are vested upon such event. If, however, an acceleration event occurs during the performance period but after the first year of the performance period, and the award has not yet vested as to at least 500,000 RSUs and the average closing price of the Company Stock for the period of 20 consecutive trading days ending with the date of the acceleration event (or, in the case of an acceleration event that is a Sale of the Company, the per-share sale price of the Company Stock, and in each case together with any dividends paid on a share of the Company Stock after the grant date) equals or exceeds $50.00, the award will accelerate on occurrence of the event to the extent necessary so that 500,000 RSUs are vested upon such event. For these purposes, an "acceleration event" is either a change in control of the Company (whether or not the transaction constitutes a Sale of the Company) or a termination of our chief executive officer's employment by the Company without cause, by our chief executive officer for good reason or as a result of our chief executive officer's death or disability (as such terms are defined in the award agreement). In no event will the award vest as to more than 100% of the RSUs subject to the award (with the RSUs under the award being subject in each case to customary adjustments for stock splits and similar events).
Note 8 Segment Information

We manage our business on the basis of one reportable segment, as a manufacturer of semiconductors in different geographic areas, including the United States, Europe and Asia. We derive revenue from sales of our high-performance analog/mixed-signal integrated circuits and power and high-reliability individual component semiconductors. These products include individual components as well as integrated circuit solutions that enhance customer designs by improving performance, reliability and battery optimization, reducing size or protecting circuits. As a percentage of consolidated net sales, sales to customers with a ship-to location in Hong Kong totaled 18% for the quarter and six months ended April 1, 2018, and 17% and 18% for the quarter and six months ended April 2, 2017, respectively.

Microsemi Corporation	17

Microsemi Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 Restructuring and Severance Charges

The following table reflects restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
Provisions	7.4	0.8	0.9	9.1
Reversal/adjustment of prior provision	—	(0.2)	(0.3)	(0.5)
Cash expenditures	(10.3)	(2.4)	(0.1)	(12.8)
Other non-cash settlement	—	(0.8)	(1.2)	(2.0)
Balance at April 1, 2018	$5.6	$5.8	$1.0	$12.4
We recorded provisions for employee severance of $7.4 million for the six months ended April 1, 2018. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.6 million for the six months ended April 1, 2018, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. Facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Note 10 Commitments and Contingencies

We are generally self-insured for losses and liabilities related to certain employee medical, workers’ compensation and employer’s liability insurance. Our self-insurance liabilities were $2.4 million and $1.6 million at April 1, 2018 and October 1, 2017, respectively. Our self-insurance liabilities are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided.
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

Microsemi Corporation	18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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
Recent Developments
On March 1, 2018, Microsemi, Microchip Technology Incorporated, a Delaware corporation ("Microchip") and Maple Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Microchip ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Microchip.
The respective obligations of the Company, Microchip and Merger Subsidiary to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by the Company’s stockholders, receipt of certain regulatory approvals, the absence of any legal prohibitions to the consummation of the Merger, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement. Assuming timely receipt of required regulatory approvals and satisfaction of other closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the Company and Microchip anticipate that the Merger will be completed in June 2018. See Note 2, Pending Acquisition for additional information.

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

Microsemi Corporation	19

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
Summary of Financial Results
Net sales, gross profit and gross margin were as follows (amounts in millions, except percentages):

	Quarter Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Variance $	Variance %	April 1, 2018	April 2, 2017	Variance $	Variance %
Net sales	$492.2	$442.9	$49.3	11.1%	$960.9	$878.4	$82.5	9.4%
Gross profit	$290.3	$284.1	$6.2	2.1%	$578.9	$560.6	$18.3	3.3%
Gross margin	59.0%	64.1%	(5.1)%		60.2%	63.8%	(3.6)%
Net sales increased $49.3 million or 11.1% to $492.2 million for the quarter ended April 1, 2018 ("Q2 2018") from $442.9 million for the quarter ended April 2, 2017 ("Q2 2017") primarily due to an increase in sales volumes in each of our end markets. Net sales increased $82.5 million or 9.4% to $960.9 million for the six months ended April 1, 2018 ("2018 YTD") from $878.4 million for the six months ended April 2, 2017 ("2017 YTD") primarily due to an increase in sales volumes in each of our end markets.
Gross profit increased $6.2 million to $290.3 million (59.0% of net sales) for Q2 2018 from $284.1 million (64.1% of net sales) for Q2 2017, and increased $18.3 million to $578.9 million (60.2% of net sales) for 2018 YTD from $560.6 million (63.8% of net sales) for 2017 YTD. During 2018 YTD, we recorded costs related to manufacturing profit in acquired inventory of $17.5 million and inventory charges related to the closure of a manufacturing facility of $2.4 million.
During 2018 YTD, we recorded net provisions for employee severance of $7.4 million. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months. We recorded net provisions for contract termination costs of $0.6 million primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. The exited facilities consisted of manufacturing sites, as well as sales, engineering, and administrative space.
For the quarter and six months ended April 1, 2018, we recorded an income tax provision of $15.6 million and $2.0 million, respectively. For the quarter and six months ended April 2, 2017, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and six months ended April 1, 2018, our income tax provisions include provisional expense and benefit, respectively, related to certain aspects of the Tax Cuts and Jobs Act ("TCJA"), as discussed further below, and changes in unrecognized tax benefits for uncertain tax positions. During the quarter and six months ended April 2, 2017, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions.
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
Markets

Microsemi Corporation	20

Our products include discretes and ICs, modules, and subsystem solutions that enhance customer designs by improving performance, security, reliability and power consumption. The principal end markets we serve include:

•
Aerospace & Defense - Microsemi’s high-performance solutions are used by the majority of commercial airliners manufactured today and all Tier 1 prime contractors in a variety of homeland and offshore security applications. Microsemi products are used in the latest advanced models such as the Boeing 787 Dreamliner, Boeing 737 MAX, Airbus A350 and Airbus A320neo. Microsemi's high-reliability products are used in most satellites and in a wide range of commercial and military avionics systems. Microsemi’s product offering for aerospace includes radiation hardened and radiation tolerant solutions for the satellite market to which it supplies all of the top manufacturers. Microsemi's defense and security solutions are also used in products such as unmanned aerial vehicles, radar applications and radio and guidance systems. Microsemi continues to lead the market for semiconductor sales in this end market.

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

Recent Product Introductions
Microsemi marketed a number of recently introduced and updated products, including:

•	its new PDS-208G power-over-Ethernet (PoE) switch, offering an optimal and cost-effective solution designed specifically for digital ceiling installations;

•
the ZL70123, a new radio frequency (RF) base station module for implantable devices utilizing the Medical Implant Communication Service (MICS) RF band, developed specifically for external controllers and monitors of implantable medical devices;

•	sampling availability of the first product in its next-generation 1200-volt (V) Silicon Carbide (SiC) MOSFETs, the 40 mOhm MSC040SMA120B;

•	its 1200 V SiC Schottky barrier diodes (SBDs), expanding Microsemi's growing SiC discretes and modules portfolios;

•	DIGI-G5, the newest member of its award-winning DIGI franchise, enabling packet optical transport platforms to triple in capacity while slashing power consumption by 50 percent per port;

•
enhancements to its Switchtec PCIe advanced Fabric Switch (PAX), which now provides high-performance fabric connectivity and composability for multi-host graphics processing unit (GPU) and NVMe solid state drive (SSD) systems;

•
its Switchtec PCIe Gen 4 development platform, which enables customers to immediately begin PCIe Gen 4 system hardware designs based on the company's PCIe Gen 4 switch and develop firmware using its Switchtec software development kit (SDK); and

Microsemi Corporation	21

•
its radiation-tolerant AAHS298B eight-channel source driver for space applications, was successfully qualified and certified by the U.S. Defense Logistics Agency (DLA) as Qualified Manufacturers List (QML) Class V and Q, with four Standard Microcircuits Drawings (SMDs) listed, is now in production.

Results of Operations
Net sales increased $49.3 million or 11.1% to $492.2 million for Q2 2018 from $442.9 million for Q2 2017. Net sales increased $82.5 million or 9.4% to $960.9 million for 2018 YTD from $878.4 million for 2017 YTD. Estimated sales by end markets are based on our understanding of end market uses of our products. An estimated breakout of net sales by end market is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Aerospace & Defense	$125.5	$112.1	$253.2	$223.3
Communications	174.0	168.1	337.2	326.1
Data Center	113.2	98.4	217.1	199.9
Industrial	79.5	64.3	153.4	129.1
	$492.2	$442.9	$960.9	$878.4

Net sales in the Aerospace & Defense end market increased $13.4 million to $125.5 million in Q2 2018 from $112.1 million in Q2 2017 and increased $29.9 million to $253.2 million in 2018 YTD from $223.3 million in 2017 YTD. Our aerospace outlook remains healthy. Commercial air remains a steady contributor, and we expect continuing benefits from innovative airframe advancements and corresponding content growth, as deliveries of more electronically advanced aircraft progress, as well as benefits from upgrades to existing airframes. We believe our differentiated highly reliable and secure FPGA technology will contribute to growth in this end market. We also expect satellite sales, which include higher margin radiation-tolerant FPGA products, to improve over the upcoming year. We continue to note an improving defense market where we have increased dollar content in the form of our FPGAs and timing products and growing foreign military sales. While we believe we have yet to see additional incremental defense sales from a proposed increase in U.S. defense spending, our customers are anticipating the increase and coordinating with us on multi-year capacity needs. We believe that procurement plans that emphasize command, control, communications, computers, intelligence, surveillance and reconnaissance equates to growing electronic content.
Net sales in the Communications end market increased $5.9 million to $174.0 million in Q2 2018 from $168.1 million in Q2 2017 and increased $11.1 million to $337.2 million in 2018 YTD from $326.1 million in 2017 YTD. This end market benefited in 2018 YTD from increased contributions in broadband gateway products with increased demand in China and India. We believe the communications infrastructure market will experience continued sales growth in the second half of 2018. We continue to experience growth in our timing products, driven by network synchronization and clock management products in communications infrastructure applications. We believe we have the broadest portfolio of timing products which allows us to better anticipate and serve our customers' needs while improving our market share. Sales of legacy Ethernet switching products declined as growth in LTE and capital expenditures at carriers slowed as a result of a pause in the wireless capital expenditure in China due to the 4G wind down. We are benefiting from the resulting shift of spending into wireline applications and the continuing emergence of 100G deployments in China and North America. Our recently announced next generation FPGA products solutions are designed for the Communications end market and we believe they will extend our leadership of our low power, secure and reliable solutions.
Net sales in the Data Center end market increased $14.8 million to $113.2 million in Q2 2018 from $98.4 million in Q2 2017 and increased $17.2 million to $217.1 million in 2018 YTD from $199.9 million in 2017 YTD. The increase in Q2 2018 compared to Q2 2017 was primarily attributable to an increase in sales volumes of our flash controller products which continued to gain momentum with increased spending from our hyper scale customers. We expect increased contributions from our scalable storage products that will benefit from increased customer adoption of the Intel Purley platform, offsetting declines in end-of-life fibre channel products. Amounts reported in this end market currently consist of the storage controllers, interconnect devices and board level products, along with various power management and Ethernet switching products which have been selling into Data Center applications. Over the longer term, we expect to drive our Ethernet switching, FPGA, and other secure devices into high-growth hyperscale applications as we execute

Microsemi Corporation	22

on Microsemi’s solution-sell go-to-market strategy. We expect to leverage our strong product portfolio and customer relationships to increase net sales in a high-growth Data Center end market.
Net sales in the Industrial end market increased $15.2 million to $79.5 million in Q2 2018 from $64.3 million in Q2 2017 and increased $24.3 million to $153.4 million in 2018 YTD from $129.1 million in 2017 YTD. The increase in Q2 2018 compared to Q2 2017 was attributable to increased sales in automotive and semiconductor capital equipment applications. We continue to forecast growth for 2018 based on the strength of our ultra-low power RF products, recovered energy markets and several emerging market opportunities such as automotive charging stations in China, motor control applications for our FPGA products, and industrial automation opportunities for our Ethernet switching solutions.
Gross profit increased $6.2 million to $290.3 million (59.0% of net sales) for Q2 2018 from $284.1 million (64.1% of net sales) for Q2 2017, and increased $18.3 million to $578.9 million (60.2% of net sales) for 2018 YTD from $560.6 million (63.8% of net sales) for 2017 YTD. During 2018 YTD, we recorded costs related to manufacturing profit in acquired inventory of $17.5 million and inventory charges related to the closure of a manufacturing facility of $2.4 million.
Selling, general and administrative ("SG&A") expenses increased $25.0 million to $100.8 million for Q2 2018 from $75.8 million in Q2 2017 and increased $18.9 million to $185.1 million for 2018 YTD from $166.2 million for 2017 YTD. During the quarter ended April 1, 2018, we recorded acquisition-related costs of approximately $14.8 million, primarily for outside legal and external financial advisory fees associated with the pending acquisition by Microchip Technology Incorporated.
Research and development expense increased $5.8 million to $92.7 million for Q2 2018 from $86.9 million for Q2 2017 and increased $12.6 million to $181.8 million for 2018 YTD from $169.2 million for 2017 YTD. While incremental costs from recent acquisitions contributed to increased research and development expenses from 2017 YTD compared to 2018 YTD, the increases were partially offset by selectively investing in strategic product roadmaps. The spending on research and development was principally to develop new higher-margin application-specific products, including, among others, our processor and core architecture development for next generation programmable products, storage and optical products, Ethernet switches, medical communications and signal processing devices, the continued roadmap development of our industry-leading timing and synchronization products, and the ongoing development of gallium nitride (GaN) and silicon carbide (SiC) power solutions.
Amortization of intangible assets included in operating expenses is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Completed technology	$38.9	$34.5	$77.3	$66.2
Customer relationships	3.0	11.7	7.6	23.7
Backlog, trade name and other	0.3	0.3	7.5	2.2
	$42.2	$46.5	$92.4	$92.1

Microsemi Corporation	23

The following table reflects the related restructuring activities and the accrued liabilities at the dates below:

	Employee Severance	Contract Termination Costs	Other Associated Costs	Total
Balance at October 1, 2017	$8.5	$8.4	$1.7	$18.6
Provisions	7.4	0.8	0.9	9.1
Reversal/adjustment of prior provision	—	(0.2)	(0.3)	(0.5)
Cash expenditures	(10.3)	(2.4)	(0.1)	(12.8)
Other non-cash settlement	—	(0.8)	(1.2)	(2.0)
Balance at April 1, 2018	$5.6	$5.8	$1.0	$12.4
We recorded provisions for employee severance of $7.4 million for 2018 YTD. Employee severance covered individuals in engineering, manufacturing, administration and sales and is expected to be paid within the next twelve months.
We recorded net provisions for contract termination costs of $0.6 million for 2018 YTD, primarily for the fair value at the cease-use date of operating lease liabilities for space we have exited. The exited facilities consisted of manufacturing sites, as well as sales, engineering and administrative space.
Interest expense, net, decreased $3.1 million to $22.8 million for Q2 2018 from $25.9 million for Q2 2017 and decreased $7.4 million to $44.4 million for 2018 YTD from $51.8 million for 2017 YTD primarily due to principal repayments and the positive impact of our credit facility repricing in November 2017.
For the quarter and six months ended April 1, 2018, we recorded an income tax provision of $15.6 million and $2.0 million, respectively. For the quarter and six months ended April 2, 2017, we recorded an income tax provision of $1.7 million and $10.9 million, respectively. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income, valuation allowance and credits. During the quarter and six months ended April 1, 2018, our income tax provisions include provisional expense and benefit, respectively, related to certain aspects of the TCJA, as discussed further below, and changes in unrecognized tax benefits for uncertain tax positions. During the quarter and six months ended April 2, 2017, our income tax provisions included the effects of a decrease in expense due to a change in the expected realizability of certain deferred tax liabilities, partially offset by changes in effective tax rates in certain foreign jurisdictions.
The TCJA was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings. The statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. ASC 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued SAB 118, which allows us to record provisional amounts during a measurement period ending no later than one year from the date of the TCJA enactment.
As of April 1, 2018, we have not completed our accounting for the tax effects of enactment of the TCJA. However, in the quarter ended April 1, 2018, we recorded a provisional tax expense of $11.1 million for the impact of the one-time transition tax. In the quarter ended December 31, 2017, we recorded a provisional tax benefit of $12.4 million for the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21%, as well as a provisional tax benefit of $11.8 million for the recognition of the alternative minimum tax credits that will be fully refundable under the TCJA over the next several years. These provisional amounts are included as components of provision for (benefit from) income taxes as reported in our consolidated statements of operations and comprehensive income.
The income tax provision this quarter includes the Company’s provisional expense of $13.1 million related to the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, partially offset by a provisional benefit of $2.0 million related to uncertain tax positions impacted by the Company’s foreign earnings and profits, for a net provisional tax expense in the quarter ended April 1, 2018 of $11.1 million. The one-time transition tax is based on the total post-1986 E&P of our foreign subsidiaries. Substantially all our E&P was permanently reinvested outside the U.S. prior to the TCJA. At December 31, 2017, we were still in the process of analyzing the E&P and tax pools of our foreign subsidiaries, particularly with regards to subsidiaries from recent acquisitions, to reasonably estimate the effects of the one-time transition tax and, therefore, did not record a provisional impact. During the quarter ended

Microsemi Corporation	24

April 1, 2018 we made sufficient progress in determining our E&P and tax pools to be able to provide a provisional estimate of the impact of the one-time transition tax. The provisional impact of the one-time transition tax is subject to future measurement period adjustments in accordance with SAB 118. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
We have not recorded provisional amounts for other aspects of the TCJA, including the potential impact of items effective beginning after this fiscal year and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to the TCJA's enactment. We are still evaluating how the TCJA impacts the valuation allowance on our federal and state deferred tax assets. Further, we anticipate the Department of the Treasury, FASB and other regulators to release additional guidance and authority that could affect our accounting for the tax effects of enactment of the TCJA including the provisional impacts we have recorded to date.
CAPITAL RESOURCES AND LIQUIDITY
We had $223.2 million and $144.9 million in cash and cash equivalents at April 1, 2018 and October 1, 2017, respectively. During Q2 2018 and 2018 YTD, we financed our operations with cash generated from operations. We believe that we have the ability to raise cash in the United States through existing and new credit facilities or by settling loans receivable with our foreign subsidiaries. We believe that through our cash flows from operations, together with our existing cash and cash equivalents, we will be able to meet our operating and capital requirements for at least the next twelve months.
Our various foreign subsidiaries hold cash and cash equivalents and these balances held outside the United States may not be readily available to meet our domestic cash requirements.  We intend to reinvest prior and certain current year earnings from our foreign entities indefinitely.  Certain current year earnings from our foreign entities are not indefinitely reinvested and we recorded the tax impact in current year net income. We require a substantial amount of cash in the United States for strategic business initiatives including: purchases of property and equipment, accelerated principal payments on debt, potential repurchases of our common stock and potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, or by settling loans with our foreign subsidiaries, it may be necessary for us to consider raising funds through debt or equity offerings or repatriate earnings that we have designated as permanently reinvested. Any repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition. We continue to evaluate our permanently reinvested assertion in the future in response to the recently enacted TCJA. We have analyzed the earnings and profits and tax pools of our foreign subsidiaries to estimate the effects of the one-time transition tax and have recorded a provisional impact as permitted by SAB 118. Our analysis is preliminary, particularly with regards to subsidiaries from recent acquisitions.
Net cash provided by operating activities decreased $10.8 million to $188.3 million during 2018 YTD from $199.1 million during 2017 YTD. A summary of net cash provided by operating activities during 2018 YTD and 2017 YTD is as follows:

Microsemi Corporation	25

	Six Months Ended
	April 1, 2018	April 2, 2017
Net income	$60.2	$60.6
Depreciation and amortization	120.5	115.8
Amortization of deferred financing cost	6.1	5.6
Loss on divestiture	—	1.2
Loss on disposition or impairment of assets	1.2	—
Deferred income taxes	(19.2)	(7.3)
Charge for stock-based compensation	51.7	43.9
Net change in working capital accounts	(39.3)	(12.4)
Net change in other long-term assets and liabilities	7.1	(8.3)
Net cash provided by operating activities	$188.3	$199.1

The net change in our working capital accounts was primarily due to timing of collections and payments and increase in inventory due to anticipated shipments in the following quarter.
Net cash used in investing activities was $168.1 million for 2018 YTD and consisted of purchases of property and equipment of $29.6 million and $138.6 million in payment for acquisition, partially offset by $0.1 million in proceeds from the sale of short-term investments. Net cash used in investing activities was $43.4 million for 2017 YTD and consisted of $26.5 million in purchases of property and equipment and $17.0 million in payments for acquisitions, partially offset by $0.1 million in proceeds from the sale of short-term investments.
Net cash provided by financing activities was $58.1 million for 2018 YTD compared to $154.0 million of net cash used in financing activities for 2017 YTD. Net cash provided by financing activities in 2018 YTD consisted of $145.0 million in proceeds from the credit facility and $1.6 million in net proceeds from the exercise of stock options, partially offset by $65.4 million in repayments of our credit facility, and $23.1 million in payments of stock settled tax withholdings. Net cash used in financing activities in 2017 YTD consisted of $385.4 million in repayments of our credit facility, $1.2 million in credit facility issuance costs, and $3.9 million in payments of stock settled tax withholdings, partially offset by $235.0 million in proceeds from Credit Facility and $1.5 million in net proceeds from the exercise of stock options. Please refer to Note 6, "Debt" of our notes to unaudited consolidated financial statements for a discussion of our Credit Agreement and Notes.
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

Microsemi Corporation	26

Interest Rates
On November 21, 2017, we entered into Amendment No. 4 ("Amendment No. 4") to our Credit Agreement dated as of January 15, 2016 (as amended and supplemented, the "Credit Agreement") with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein. Amendment No. 4 provides for, among other things, new pricing terms for the term loan B facility.
As of April 1, 2018, all loans under the Credit Agreement were Eurodollar Rate loans and the principal amounts outstanding and applicable interest rate information as of this date were as follows:

	Principal Outstanding	Base Rate	Base Rate Margin	Eurodollar Rate Margin	Applicable Rate
Revolving Facility	$100.0	3.75%	0.75%	1.75%	3.49%
Term Loan A Facility	$737.4	3.75%	0.75%	1.75%	3.42%
Term Loan B Facility	$794.7	3.75%	1.00%	2.00%	3.74%
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

Microsemi Corporation	27

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Microsemi Corporation	28

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Subsequent to the filing on April 19, 2018 of our definitive proxy statement in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated March 1, 2018 by and among Microsemi, Microchip Technology Incorporated, a Delaware corporation ("Microchip"), and Maple Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Microchip ("Merger Subsidiary"), pursuant to which, among other things, Microchip will acquire Microsemi through a merger (the "Merger"), various putative class action complaints have been filed by purported stockholders of the Company against Microsemi and our current directors.  As of April 26, 2018, we have received the following complaints, each filed in the United States District Court for the Central District of California: Michael Rubin v. Microsemi, Case No. 8:18-cv-00653, filed April 20, 2018; Robert Johnson v. Microsemi, Case No. 8:18-cv-00698, filed April 24, 2018; and Jordan Rosenblatt v. Microsemi, Case No. 8:18-cv-00724 filed April 26, 2018.  The complaints purport to be brought on behalf of all similarly situated stockholders of Microsemi and generally allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with our definitive proxy statement.  The complaints seek to enjoin the vote on and closing of the Merger, rescission, damages, and attorneys’ and experts’ fees and costs. While it is too early to predict the outcome of this litigation, we believe that the allegations in these actions are without merit. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.

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

We routinely update our risk factors previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended October 1, 2017, as filed with the Securities and Exchange Commission (the "SEC") on November 14, 2017. For the convenience of our readers, our updated risk factors are included below in this Item 1A, and we recommend that they be read in their entirety. Other than the addition of the first two risk factors below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.
The announcement or pendency of the Merger may have an adverse effect on our business, financial condition, cash flow and results of operations and the trading price of our common stock.
On March 1, 2018, Microsemi, Microchip Technology Incorporated, a Delaware corporation ("Microchip") and Maple Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Microchip ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, Microchip will acquire Microsemi through a merger (the "Merger"). As a result of the Merger Agreement, we are subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business, financial condition and results of operations. For example, the announcement or pendency of the Merger could have an adverse effect on our revenue if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

Microsemi Corporation	29

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	the restrictions imposed on our business and operations by certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities without Microchip’s approval;

•	that we may forego opportunities we might otherwise pursue absent the Merger Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.
Failure to complete the Merger could negatively impact our business, financial condition, cash flow, results of operations and the trading price of our common stock.
The respective obligations of Microsemi and Microchip to complete the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by our stockholders, receipt of certain regulatory approvals, the absence of any legal prohibitions to the consummation of the Merger, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all.
Following the filing of our definitive proxy statement on April 19, 2018, various putative class action complaints have been filed by purported stockholders of the Company two stockholders alleging violations of the Securities Exchange Act of 1934 in connection with the proxy statement. The complaints seek to enjoin the vote on and closing of the Merger, rescission, damages, and attorneys’ and experts’ fees and costs. While it is too early to predict the outcome of this litigation, we believe that the allegations in these actions are without merit. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. If these action or similar actions that may be brought are successful, the Merger could be delayed or prevented.
If the Merger is not completed, the trading price for our common stock could fall to the extent that our current price reflects an assumption that Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $290 million, or an expense reimbursement amount up to $35 million, to Microchip under certain circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the Merger that we would be unable to recover;

•	we may be subject to additional legal proceedings related to the Merger;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience loss of employees.

Microsemi Corporation	30

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

Microsemi Corporation	31

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
Net sales to international markets represent a significant portion of total net sales and totaled 67% in 2017. These sales were principally to customers in Europe and Asia. Foreign sales are classified as shipments to foreign destinations. We maintain several international facilities or contracts with entities outside the United States, including Canada, China, France, India, Ireland, Israel, Japan, Korea, Macau, Malaysia, the Philippines, Taiwan, Thailand and the United Kingdom. There are risks inherent in doing business internationally, including:

•	uncertainty and potentially divergent laws and regulations, highlighted by the vote in 2016 by the United Kingdom to leave the European Union;

•	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, including changes to treaties and tariffs, sanctions and the suspension of export licenses;

•	compliance with and changes in import/export tariffs and regulations;

•	restrictions in the transfer or repatriation of funds;

•	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

Microsemi Corporation	32

•	fluctuations in income tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

•	uncertain interpretations of and difficulties enforcing intellectual property laws;

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

•	changes in freight rates;

•	potentially longer payment cycles and difficulties in collecting receivables;

•	difficulties and enforcing contracts generally; and

•	currency exchange rate fluctuations, devaluation of foreign currencies, hard currencies shortages and exchange rate fluctuations.
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

Microsemi Corporation	33

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
The market price of our stock has fluctuated widely. Between April 2, 2017 and April 1, 2018, the market sale price of our common stock ranged between a low of $46.09 and a high of $67.52. The historical market prices of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets, market speculation and the current uncertainty surrounding domestic and foreign economies. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
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

Microsemi Corporation	34

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

Microsemi Corporation	35

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

Microsemi Corporation	36

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
We generally do not have any long-term agreements with our subcontractors. As a result, we may be unable to directly control our quality assurance and product delivery schedules. The cost of product replacements or returns and other warranty matters in connection with quality assurance problems caused by third party subcontractors could materially adversely affect us. Third party manufacturers generally will have longer lead times for delivery of products as compared with our internal manufacturing, and therefore, when ordering from these suppliers, we will be required to make longer-

Microsemi Corporation	37

term estimates of our customers' current demand for products, and these estimates are difficult to make accurately. Also, due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternate third parties to assemble or test our products. Any product delivery delays in the future could have a material adverse effect on our operating results, financial condition and cash flows. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated. In addition, these subcontractors must be qualified by the U.S. government or customers for high-reliability processes. Historically the Defense Logistics Agency has rarely qualified any foreign manufacturing or assembly lines for reasons of national security; therefore, our ability to move certain manufacturing offshore may be limited or delayed.
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

Microsemi Corporation	38

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

Microsemi Corporation	39

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

Microsemi Corporation	40

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

Microsemi Corporation	41

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
The fabrication of semiconductor products is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous circuits on each wafer to be non-functional, thereby reducing yields. These difficulties primarily include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;

Microsemi Corporation	42

•	impurities in the materials used;

•	contamination of the manufacturing environment; and

•	equipment failure.
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

Microsemi Corporation	43

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

Microsemi Corporation	44

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

Microsemi Corporation	45

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
Our investments in securities subject us to principal, liquidity and counterparty risks that could adversely affect our financial results.

Microsemi Corporation	46

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

On July 27, 2017, we announced that our Board of Directors authorized a stock repurchase program for the repurchase of up to $250.0 million of the Company's common stock before July 31, 2019. During the quarter ended April 1, 2018, the Company did not repurchase any shares under the stock repurchase program. Repurchases under this authorization may be made in the open market or through privately negotiated transactions and may also be made under a Rule 10b5-1 plan. The number of shares to repurchase and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, potential alternatives and general market and business conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Inapplicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Inapplicable.

Microsemi Corporation	47

ITEM 5.	OTHER INFORMATION

Inapplicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 1, 2018, among Microsemi Corporation, Microchip Technology Incorporated, and Maple Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Microsemi Corporation on March 2, 2018)**

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011)

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015)
10.1	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on February 16, 2018)*
10.2
Form of Notice of Grant of Restricted Stock Unit Award and Term and Conditions under 2008 Performance Incentive Plan (used for restricted stock unit awards granted to certain executive officers in March 2018)†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018†
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018††
101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**
All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Microsemi Corporation hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Microsemi Corporation	48

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
 Dated: April 27, 2018

Microsemi Corporation	49

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 1, 2018, among Microsemi Corporation, Microchip Technology Incorporated, and Maple Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Microsemi Corporation on March 2, 2018)**

3.1
Amended and Restated Certificate of Incorporation of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (filed by Microsemi Corporation on February 10, 2011)

3.2	Fourth Amended & Restated Bylaws of Microsemi Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Microsemi Corporation on December 3, 2015)
10.1	Microsemi Corporation 2008 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Microsemi Corporation on February 16, 2018)*
10.2
Form of Notice of Grant of Restricted Stock Unit Award and Term and Conditions under 2008 Performance Incentive Plan (used for restricted stock unit awards granted to certain executive officers in March 2018)†*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018†
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 27, 2018††
101
The following financial statements are from Microsemi Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements†

†	Filed with this Report.
††	Furnished with this Report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**
All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Microsemi Corporation hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Microsemi Corporation	50